Form 10-K
period 2014-12-31
PBF Holding Co LLC; PBF Finance Corp
filed 2015-03-24
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-35764

PBF HOLDING COMPANY LLC
PBF FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	27-2198168
DELAWARE	45-2685067

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
Registrants’ telephone number, including area code: (973) 455-7500
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒ Yes ☐ No
(Note: As of January 1, 2014, each registrant was no longer subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; however, each registrant filed all reports required to be filed during the period it was subject to Section 13 or 15(d) of the Exchange Act.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes    ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
☐	☐	☒	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
There is no trading in the membership interests of PBF Holding LLC or the common stock of PBF Finance Corporation and therefore an aggregate market value based on such is not determinable.
PBF Holding Company LLC has no common stock outstanding. As of March 23, 2015 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.
PBF Finance Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc., the managing member of our direct parent PBF Energy Company LLC, intends to file with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders within 120 days after December 31, 2014. Portions of the Proxy Statement of PBF Energy Inc. are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF HOLDING COMPANY LLC

Explanatory Note

This Form 10-K is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation ("PBF Finance"). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC") and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. ("PBF Energy"), which is the sole managing member of, and owner of an equity interest representing approximately 89.9% of the outstanding economic interests in PBF LLC as of December 31, 2014. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. Prior periodic filings of PBF Holding and PBF Finance with the U.S. Securities and Exchange Commission ("SEC") for the period March 31, 2013 through March 31, 2014 reflect a combined Form 10-Q and 10-K with PBF Energy. As of June 30, 2014, PBF Holding and PBF Finance file periodic SEC filings separately from PBF Energy due to the change in the corporate structure related to the initial public offering of PBF Logistics LP ("PBFX"), a subsidiary of PBF LLC, and an affiliate to PBF Holding.

PART I
In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “we,” “our” or “us” refer to PBF Holding, and, in each case, unless the context otherwise requires, its consolidated subsidiaries. References to “subsidiary guarantors” refer to PBF Services Company LLC, PBF Power Marketing LLC, Paulsboro Natural Gas Pipeline Company LLC, Paulsboro Refining Company LLC (“Paulsboro Refining”), Toledo Refining Company LLC (“Toledo Refining” or "TRC"), Delaware City Refining Company LLC (“Delaware City Refining” or "DCR"), Delaware Pipeline Company LLC and PBF Investments LLC (“PBF Investments”), which are the subsidiaries of PBF Holding that guarantee the PBF Holding Senior Secured Notes (the “Senior Secured Notes”) on a joint and several basis.
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

ITEM. 1 BUSINESS
Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast and Midwest of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate three domestic oil refineries and related assets, which we acquired in 2010 and 2011. Our refineries have a combined processing capacity, known as throughput, of approximately 540,000 bpd, and a weighted-average Nelson Complexity Index of 11.3. The Company’s three oil refineries are aggregated into one reportable segment.

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

Since 2012, we have expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013. Currently, crude delivered to this facility is consumed at our Delaware City refinery. We also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. In 2014, we completed a project to expand the Delaware City heavy crude rail unloading terminal capability at the refinery from 40,000 bpd to 80,000 bpd and added additional unloading spots to the dual-loop track light crude rail unloading facility, which increased its unloading capability from 105,000 bpd to 130,000 bpd. These projects bring total rail crude unloading capability up to 210,000 bpd, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains. The Delaware City rail unloading facility allows our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which we believe may provide significant cost advantages versus traditional Brent-based international crudes.

PBF Holding is a wholly-owned subsidiary of PBF LLC and an indirect subsidiary of PBF Energy. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's refinery operating subsidiaries.
PBF Energy Inc.'s Initial Public Offering and Secondary Offerings
On December 18, 2012, our indirect parent, PBF Energy completed the initial public offering of 23,567,686 shares of its Class A common stock at an offering price of $26.00 per share. In connection with the offering, shares of Class A common stock began trading on the New York Stock Exchange under the symbol “PBF”. The proceeds to PBF Energy from the offering, before deducting underwriting discounts, were approximately $612.8 million of which $571.2 million was used to purchase 21,967,686 PBF LLC Series A Units from the financial sponsors, funds affiliated with The Blackstone Group L.P. (“Blackstone”) and First Reserve Management L.P. (“First Reserve”). In connection with PBF Energy’s initial public offering, PBF Energy became the sole managing member of PBF LLC and operates and controls all of its business and affairs and consolidates the financial results of PBF LLC and its subsidiaries, including PBF Holding and PBF Finance. We are a Delaware limited liability company and a holding company for our operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. We are a wholly-owned subsidiary of PBF LLC, and PBF Energy is the sole managing member of, and owner of an equity interest as of December 31, 2014 representing approximately 89.9% of the outstanding economic interests in PBF LLC.
In addition, PBF Energy completed four secondary offerings during 2013 and 2014 for an aggregate of 63,950,000 shares. All of the shares offered in such secondary offerings were sold by funds affiliated with Blackstone and First Reserve. In connection with the secondary offerings, Blackstone and First Reserve exchanged Series A Units of PBF LLC for an equivalent number of shares of PBF Energy Class A common stock. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, received a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC.
On February 6, 2015, PBF Energy completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the "February 2015 secondary offering"). All of the shares in the February 2015 secondary offering were sold by funds affiliated with Blackstone and First Reserve. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, Blackstone and First Reserve no longer hold any PBF LLC Series A Units or shares of Class A Common stock of PBF Energy. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, received a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the February 2015 secondary offering. As a result of the February 2015 secondary offering, PBF Energy now owns 85,768,077 PBF LLC Series C Units and its executive officers and directors and certain employees beneficially own 5,366,043 PBF LLC Series A Units, and the holders of PBF Energy's issued and outstanding shares of Class A common stock have 94.1% of the voting power in PBF Energy and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 5.9% of the voting power.
Initial Public Offering of PBFX
PBF Logistics LP ("PBFX") is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Holding in support of its three refineries. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling and transferring crude oil and storing crude oil and refined products. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX.
PBF Logistics GP LLC ("PBF GP") serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. On May 14, 2014, PBFX completed its initial public offering (the "PBFX Offering") of 15,812,500 common units. In connection with the PBFX Offering, PBF Holding contributed to PBFX the assets and liabilities of certain crude oil terminaling assets. The assets were owned and operated by PBF Holding’s subsidiaries Delaware City Refining and Toledo Refining.
The initial assets distributed consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of DCR, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal” and together with DCR Rail Terminal, the “Contributed Assets”), which was part of TRC. The DCR Rail Terminal consists of a double loop track and ancillary pumping and unloading equipment. The DCR Rail Terminal had a total throughput capacity of up to 105,000 bpd, and PBF Holding was the owner and shipper of all crude oil handled at the terminal. An expansion project was completed that increased the DCR Rail Terminal's unloading capacity from 105,000 bpd to 130,000 bpd in the third quarter of 2014. The Toledo Truck Terminal was comprised of four lease automatic custody transfer (“LACT”) units accepting crude oil deliveries by truck. Subsequent to the closing of the PBFX Offering, two additional LACT units were placed into service in June 2014, increasing the total LACT units to six and total throughput capacity to approximately 22,500 bpd. The Contributed Assets operated within the totality of the Delaware City and Toledo refineries, respectively. The Contributed Assets did not generate third party or intra-entity revenue prior to the PBFX Offering.
Effective September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of DCR's wholly-owned subsidiary, Delaware City Terminaling Company II LLC ("DCT II"), which assets consist solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"). PBF LLC then contributed to PBFX all of the equity interests of DCT II (the "DCR West Rack Acquisition"). The DCR West Rack was previously owned and operated by DCT II, and is located at the Company's Delaware City refinery. The DCR West Rack has an estimated throughput capacity of at least 40,000 bpd.
Effective December 11, 2014, PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC ("Toledo Terminaling"), whose assets consist of a tank farm and related facilities, including a propane storage and loading facility (the "Toledo Storage Facility"). PBF LLC then contributed to PBFX all of the equity interests of Toledo Terminaling (the "Toledo Storage Facility Acquisition"). The Toledo Storage Facility was previously owned and operated by Toledo Terminaling, and is located at Company's Toledo refinery.
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Available Information
Our website address is www.pbfenergy.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with (or furnished to) the U.S. Securities and Exchange Commission (SEC) by us are available on our website (under “Investors”) free of charge, soon after we file or furnish such material.

The diagram below depicts our organizational structure as of December 31, 2014 (without giving effect to the February 2015 secondary offering):

__________________

*
On February 6, 2015, PBF Energy completed the February 2015 secondary offering. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, holders of PBF Energy's issued and outstanding shares of Class A common stock have 94.1% of the economic and voting power of PBF LLC.

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
At the time of acquisition, we reached an agreement with the State of Delaware that provided for a five-year operating permit and up to approximately $45.0 million of economic support to re-start the facility, and negotiated a new long-term contract with the relevant union at the refinery. As of December 31, 2014, we had received $41.4 million in economic support from the State of Delaware under this agreement. We believe that the refinery’s ability to process lower quality crudes allows us to capture a higher margin as these lower quality crudes are typically priced at discounts to benchmark crudes, and to compete effectively in a region where product demand currently significantly exceeds refining capacity.
We completed the restart of the Delaware City Refinery in October 2011. Since our acquisition through December 31, 2014, we have invested in turnaround and re-start projects at Delaware City, as well as in the strategic development of crude rail unloading facilities. In May 2012, we commenced crude shipments via rail into a newly developed crude rail unloading facility at our Delaware City refinery. We and PBFX have further expanded and upgraded the existing on-site railroad infrastructure, including the expansion of the crude rail unloading facilities. In 2014, additional unloading spots were added to the dual-loop track to increase light crude unloading capabilities at that facility to approximately 130,000 bpd and a project to expand the Delaware City heavy crude rail unloading capability at the refinery from 40,000 bpd to 80,000 bpd was completed. These projects bring total rail crude unloading capability up to 210,000 bpd, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains. The Delaware City rail unloading facility, including the facilities owned by PBFX, allows our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which we believe at times may provide significant cost advantages versus traditional Brent-based international crudes.

We have entered into agreements to lease or purchase railcars, including coiled and insulated rails cars, which are capable of transporting Canadian heavy crude oils, and general purpose cars, which we have been using to transport lighter crude oils. In addition to the construction of our rail unloading facilities at Delaware City and the execution of our railcar procurement strategy, we also created dedicated crude-by-rail acquisition and rail logistics teams. These teams, staffed by PBF employees in our corporate headquarters, at the Delaware City refinery and in our field offices in Calgary, Alberta and Oklahoma City, Oklahoma, are responsible for crude procurement, logistics via rail and monitoring crude-by-rail offloading.
Overview. The Delaware City refinery is located on a 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. Delaware City is a fully integrated operation that receives crude via rail at its crude unloading facilities, or ship or barge at its docks located on the Delaware River. The crude and other feedstocks are transported, via pipes, to an extensive tank farm where they are stored until processing. In addition, there is a 17-bay, 50,000 bpd capacity truck loading rack located adjacent to the refinery and a 23-mile interstate pipeline that are used to distribute clean products.

The Delaware City refinery has a throughput capacity of 190,000 bpd and a Nelson Complexity Index of 11.3. As a result of its configuration and process units, Delaware City has the capability of processing a slate of heavy crudes with a high concentration of high sulfur crudes and is one of the largest and most complex refineries on the East Coast. The Delaware City refinery is one of two heavy crude coking refineries, the other being Paulsboro, on the East Coast of the United States with coking capacity equal to approximately 25% of crude capacity.
The Delaware City refinery primarily processes a variety of medium to heavy, sour crude oils, but can run light, sweet crude oils as well. The refinery has large conversion capacity with its 82,000 bpd FCC unit, 47,000 bpd FCU and 18,000 bpd hydrocracking unit with vacuum distillation. Hydrogen is provided via the refinery’s steam methane reformer and continuous catalytic reformer.
Delaware City Process Flow Diagram
The following table approximates the Delaware City refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	190,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit (FCC)	82,000
Hydrotreating Units	160,000
Hydrocracking Unit	18,000
Catalytic Reforming Unit (CCR)	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit (ISOM)	6,000
Alkylation Unit (Alky)	11,000
Polymerization Unit (Poly)	16,000
Fluid Coking Unit (FCU/ Fluid Coker)	47,000

Feedstocks and Supply Arrangements. In April 2011, we entered into a crude and feedstock supply agreement with Statoil that expires on December 31, 2015. Pursuant to the agreement as amended in October 2012, we direct Statoil to purchase waterborne crude and other feedstocks for Delaware City and Statoil purchases these products on the spot market or through term agreements. Accordingly, Statoil enters into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, Statoil arranges transportation and insurance for these waterborne deliveries of crude and feedstock supply and we pay Statoil a per barrel fee for their procurement and logistics services. Statoil generally holds title to the waterborne crude and feedstocks until we process the crude or feedstocks through our process units. We pay Statoil on a daily basis for the corresponding volume of crude or feedstocks that are consumed in conjunction with the refining process. This crude supply and feedstock arrangement helps us reduce the amount of investment we are required to maintain in crude inventories and, as a result, helps us manage our working capital.
Product Offtake. Prior to June 30, 2013, we sold the bulk of Delaware City’s clean products to MSCG through an offtake agreement. Under the offtake agreement, MSCG purchased 100% of our finished clean products at Delaware City, which included gasoline, heating oil and jet fuel, as well as our intermediates. During the term of the offtake agreement, we sold the remainder of our refined products directly to a variety of customers on the spot market or through term agreements. Subsequent to the termination of the offtake agreement, we market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.
Inventory Intermediation Agreement. On June 26, 2013, the Company entered into an Inventory Intermediation Agreement with J. Aron ("Inventory Intermediation Agreement") to support the operations of the Delaware City refinery, which commenced upon the termination of the product offtake agreement with MSCG. Pursuant to the Inventory Intermediation Agreement, J. Aron purchased certain of the finished and intermediate products (collectively the “Products”) located at the refinery upon termination of the MSCG product offtake agreement. J. Aron purchases the Products produced and delivered into the refinery's storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery's storage tanks.
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

The Paulsboro refinery primarily processes a variety of medium and heavy, sour crude oils but can run light, sweet crude oils as well. The Paulsboro refinery predominantly produces gasoline, diesel fuels and jet fuel and also manufactures Group I base oils or lubricants. In addition to its finished clean products slate, Paulsboro produces asphalt and petroleum coke.
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
Feedstocks and Supply Arrangements. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. The crude purchased is priced off ASCI.
Product Offtake. Prior to June 30, 2013, we sold the bulk of Paulsboro’s clean products to MSCG through an offtake agreement. With the exception of certain jet fuel and lubricant sales, MSCG purchased 100% of our finished clean products and intermediates under the offtake agreement. During the term of the offtake agreement, we sold the remainder of our refined products directly to a variety of customers on the spot market or through term agreements. Subsequent to the termination of the offtake agreement, we market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.
Inventory Intermediation Agreement. On June 26, 2013, the Company entered into an Inventory Intermediation Agreement with J. Aron to support the operations of the Paulsboro refinery, which commenced upon the termination of the product offtake agreement with MSCG. Pursuant to the Inventory Intermediation Agreement, J. Aron purchased all of the Products located at Paulsboro upon termination of the product offtake agreement. J. Aron purchases the Products produced and delivered into the refinery's storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery's storage tanks.
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

Toledo Refinery
Acquisition. Through our subsidiary, Toledo Refining, we acquired the Toledo refinery on March 1, 2011, from Sunoco for approximately $400.0 million, excluding working capital. We also purchased refined and certain intermediate products inventory for approximately $299.6 million, and MSCG purchased the refinery’s crude oil inventory on our behalf. Additionally, included in the terms of the sale was a five-year participation payment of up to $125.0 million payable to Sunoco based upon post-acquisition earnings of the refinery, of which $103.6 million was paid in 2012 and the balance paid in 2013.
Overview. Toledo has a throughput capacity of approximately 170,000 bpd and a Nelson Complexity Index of 9.2. Toledo primarily processes a slate of light, sweet crudes from Canada, the Mid-Continent, the Bakken region and the U.S. Gulf Coast. Toledo produces finished products including gasoline and ULSD, in addition to a variety of high-value petrochemicals including nonene, xylene, tetramer and toluene.
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
Feedstocks and Supply Arrangements. Prior to July 31, 2014, we had a crude oil acquisition agreement with MSCG pursuant to which directed MSCG to purchase crude and other feedstocks for Toledo. MSCG purchased crude and feedstocks on the spot market. Accordingly, MSCG entered into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, MSCG arranged transportation and insurance for the crude and feedstock supply and we paid MSCG a per barrel fee for their procurement and logistics services. We paid MSCG on a daily basis for the corresponding volume of crude or feedstocks two days after they were consumed in conjunction with the refining process. This arrangement helped us reduce the amount of investment we were required to maintain in crude inventories and, as a result, helped us manage our working capital. Subsequent to the termination of the crude oil acquisition agreement with MSCG, we began sourcing our own crude oil needs for Toledo.

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
In March 2011, we entered into an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement had a three year term, subject to certain early termination rights. In March 2014, the agreement was renewed and extended for another three year term. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.
Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.5 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 1.2 million barrels are dedicated to crude oil storage with the remaining 3.3 million barrels allocated to intermediates and products. A portion of storage capacity dedicated to crude oil and finished products was transferred to PBFX in conjunction with its acquisition of the Toledo Storage Facility in December 2014.
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
Principal Products
Our refineries make various grades of gasoline, diesel fuel, jet fuel, and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2014, 2013 and 2012, gasoline and distillates accounted for 86.0%, 88.6% and 88.8% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. However, we do have product offtake arrangements for a portion of our clean products. For the year ended December 31, 2014, no single customer accounted for 10% or more of our revenues. No single customer accounted for 10% or more of our total trade accounts receivables as of December 31, 2014.
For the year ended December 31, 2013, MSCG and Sunoco accounted for 29% and 10% of our revenues, respectively. As of December 31, 2013, Sunoco accounted for 10% of accounts receivable.
For the year ended December 31, 2012, MSCG and Sunoco accounted for 57% and 10% of the Company’s revenues, respectively.

Seasonality
Demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline and diesel prices. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year. Refining margins remain volatile and our results of operations may not reflect these historical seasonal trends.

Competition
The refining business is very competitive. We compete directly with various other refining companies both on the East and Gulf Coasts and in the Mid-Continent, with integrated oil companies, with foreign refiners that import products into the United States and with producers and marketers in other industries supplying alternative forms of energy and fuels to satisfy the requirements of industrial, commercial and individual consumers. Some of our competitors have expanded the capacity of their refineries and internationally new refineries are coming on line which could also affect our competitive position.
Profitability in the refining industry depends largely on refined product margins, which can fluctuate significantly, as well as crude oil prices and differentials between the prices of different grades of crude oil, operating efficiency and reliability, product mix and costs of product distribution and transportation. Certain of our competitors that have larger and more complex refineries may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Refining margins are frequently impacted by sharp changes in crude oil costs, which may not be immediately reflected in product prices.
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

Agreements with PBFX

Beginning with the completion of the PBFX Offering, we have entered into a series of agreements with PBFX, including commercial and operational agreements. Each of these agreements and their impact to our operations is outlined below.

Contribution Agreements
On May 8, 2014, PBFX, PBF GP, PBF Energy, PBF LLC, PBF Holding, DCR, Delaware City Terminaling Company LLC ("Delaware City Terminaling") and TRC entered into the Contribution and Conveyance Agreement (the “Contribution Agreement I”). On May 14, 2014, concurrent with the closing of the PBFX Offering, the following transactions occurred pursuant to the Contribution Agreement I:

•	DCR distributed all of the interests in Delaware City Terminaling and TRC distributed the Toledo Truck Terminal, in each case, to PBF Holding at their historical cost.

•
PBF Holding contributed, at their historical cost, (i) all of the interests in Delaware City Terminaling and (ii) the Toledo Truck Terminal to PBFX in exchange for (a) 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in PBFX, (b) all of PBFX’s incentive distribution rights, (c) the right to receive a distribution of $30.0 million from PBFX as reimbursement for certain preformation capital expenditures attributable to the contributed assets, and (d) the right to receive a distribution of $298.7 million; and in connection with the foregoing, PBFX redeemed PBF Holding’s initial partner interests in PBFX for $1,000.

•
PBF Holding distributed to PBF LLC (i) its interest in PBF GP, (ii) the common units, subordinated units and incentive distribution rights, (iii) the right to receive a distribution of $30.0 million as reimbursement for certain preformation capital expenditures, and (iv) the right to receive a distribution of $298.7 million.

On September 30, 2014, PBF LLC and PBFX closed the transaction contemplated by the Contribution Agreement dated September 16, 2014 (the "Contribution Agreement II"). Pursuant to the terms of the Contribution

Agreement II, PBF Holding distributed to PBF LLC all of the equity interests of DCT II, which assets consisted solely of the DCR West Rack, immediately prior to the transfer of such equity interests by PBF LLC to PBFX. The DCR West Rack was previously owned and operated by PBF Holding’s subsidiary, DCT II, and is located at the Company's Delaware City refinery. PBFX paid to PBF LLC total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 589,536 common units, in exchange for the DCR West Rack.
On December 11, 2014, PBF Holding and PBF LLC closed the transaction contemplated by the Contribution Agreement dated December 2, 2014 ("Contribution Agreement III"). Pursuant to the Contribution Agreement III, PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Toledo Terminaling, whose assets consist of the Toledo Storage Facility. PBF LLC then contributed to PBFX all of the equity interests of Toledo Terminaling for total consideration payable to PBF LLC of $150.0 million, consisting of $135.0 million of cash and $15.0 million of Partnership common units, or 620,935 common units.

Commercial Agreements
In connection with the contribution agreements described above, PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various rail and truck terminaling and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to us. Prior to the PBFX Offering, the DCR Rail Terminal, Toledo Truck Terminal, the DCR West Rack and the Toledo Storage Facility were owned, operated and maintained by PBF Holding. Therefore, PBF Holding did not previously pay a fee for the utilization of the facilities. Below is a summary of the agreements and corresponding fees for the use of each of the assets.

Delaware City Rail Terminaling Services Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a rail terminaling services agreement with PBFX to obtain terminaling services at the DCR Rail Terminal (the “DCR Terminaling Agreement”). Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 75,000 bpd through September 30, 2014 and of at least 85,000 bpd for each quarter thereafter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel to the extent volumes exceed the minimum throughput commitment. PBF Holding also pays PBFX for providing related ancillary services at the terminal that are specified in the agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement.
Toledo Truck Unloading & Terminaling Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a truck unloading and terminaling services agreement with PBFX to obtain terminaling services at the Toledo Truck Terminal, (as amended the “Toledo Terminaling Agreement”). Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement.
Delaware City West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and DCT II entered into a seven year terminaling services agreement (the “West Ladder Rack Terminaling Agreement”) under which PBFX, through DCT II, provides rail terminaling services to PBF Holding. DCT II was merged with and into Delaware City Terminaling, a wholly-owned subsidiary of PBFX, with all property, rights, liabilities and obligations of DCT II vesting in Delaware City Terminaling as the surviving company. The agreement may be extended by PBF Holding for two additional five year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 40,000 bpd for a terminaling service fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the West Ladder Rack Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.
Toledo Tank Farm Storage and Terminaling Services Agreement
On December 12, 2014, PBF Holding and Toledo Terminaling entered into a ten-year storage and terminaling services agreement (the “Toledo Tank Farm Storage and Terminaling Agreement”) under which PBFX, through Toledo Terminaling, will provide storage and terminaling services to PBF Holding. The Toledo Tank Farm Storage and Terminaling Agreement can be extended by PBF Holding for two additional five-year periods. Under the Toledo Tank Farm Storage and Terminaling Agreement, PBFX will provide PBF Holding with storage and throughput services in return for storage and throughput fees. The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the products rack and the overall capacity of the Toledo Storage Facility. PBF Holding will pay a fee of $0.50 per barrel of shell capacity dedicated to PBF Holding under the Toledo Tank Farm Storage and Terminaling Agreement.The minimum throughput commitment for the propane storage and loading facility will be 4,400 bpd for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $2.52 per barrel.
PBFX is required to maintain the Toledo Storage Facility in a condition and with a capacity sufficient to store and handle a volume of PBF Holding's products at least equal to the current operating capacity for the storage facility as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Toledo Tank Farm Storage and Terminaling Agreement.
Operational Agreements
PBF Holding and certain of its affiliates have entered into operational agreements with PBFX for the use of centralized corporate services. In accordance with such agreements, PBF Holding receives fees from PBFX for use of these services. Below is a summary of the agreements and corresponding fees that PBFX pays PBF Holding.

Second Amended and Restated Omnibus Agreement
On May 14, 2014, PBF Holding entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among PBFX, PBF GP, PBF LLC and PBF Holding for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions.
The Omnibus Agreement addresses the following matters:

•
PBFX’s obligation to pay PBF Holding, an administrative fee, in the amount of $2.7 million per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under the First Amended and Restated Agreement of Limited Partnership of PBFX (the "Partnership Agreement"));

•	PBFX’s obligation to reimburse PBF Holding for the salaries and benefits costs of employees who devote more than 50% of their time to PBFX;

•	PBFX’s agreement to reimburse PBF Holding for all other direct or allocated costs and expenses incurred by PBF LLC on PBFX’s behalf;

•	PBF LLC’s agreement not to compete with PBFX under certain circumstances, subject to certain exceptions;

•
PBFX’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the PBFX Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions;

•	a license to use the PBF Logistics trademark and name; and

•
PBF Holding’s agreement to reimburse PBFX for certain expenditures up to $20.0 million per event (net of any insurance recoveries) related to the contributed assets for a period of five years after the closing of the PBFX Offering, and PBFX's agreement to bear the costs associated with the expansion of the DCR Rail Terminal crude unloading capability. The liability arising from this agreement is classified as "Accounts Payable - Affiliate" on the PBF Holding consolidated balance sheet.

The Omnibus Agreement was amended and restated on September 30, 2014 in connection with the Contribution Agreement II (the “Amended and Restated Omnibus Agreement”) and again on December 12, 2014 in connection with the Contribution Agreement III (the "Second Amended and Restated Omnibus Agreement”). The annual fee payable under the Amended and Restated Omnibus Agreement increased from $2.3 million to $2.5 million as a result of the inclusion of the DCR West Rack, and was further increased under the Second Amended and Restated Omnibus Agreement to $2.7 million as a result of the inclusion of the Toledo Storage Facility.
Second Amended and Restated Operation and Management Services and Secondment Agreement
On May 14, 2014, PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement (the “Services Agreement”) with PBFX, pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. Under the agreement, PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, PBFX pays an initial annual fee of $0.5 million to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Second Amended and Restated Omnibus Agreement, provided that PBFX may terminate any service on 30 days’ notice. The Services Agreement was amended and restated in connection with the Contribution Agreement II (the “Amended and Restated Services Agreement”) and Contribution Agreement III (the “Second Amended and Restated Services Agreement”). The annual fee payable under the Amended and Restated Services Agreement increased from $0.5 million to $0.8 million (indexed for inflation) as a result of the inclusion of the DCR West Rack and was further increased under the Second Amended and Restated Services Agreement to $4.4 million (indexed for inflation) as a result of the inclusion of the Toledo Storage Facility.

Corporate Offices
We lease approximately 53,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2016. Functions performed in the Parsippanny office include overall corporate management, refinery and HSE management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
Employees
As of December 31, 2014, we had approximately 1,714 employees. At Paulsboro, 275 of our 448 employees are covered by a collective bargaining agreement. In addition, 659 of our 1,057 employees at Delaware City and Toledo are covered by a collective bargaining agreement. None of our corporate employees are covered by a collective bargaining agreement. We consider our relations with the represented employees to be satisfactory. At
Delaware City and Toledo, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers (USW). While the contracts at these sites were scheduled to expire in February 2015, the Company successfully negotiated early settlements at both locations through February 2018 that are pending further extension through February 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers (IOW) and while this contract was scheduled to expire in March 2015, the Company also negotiated an early settlement with the IOW to expire in March 2018, which may also be extended through February 2019.
Environmental, Health and Safety Matters
Refinery, pipeline and related operations are subject to federal, state and local laws regulating the discharge of matter into the environment or otherwise relating to human health and safety or the protection of the environment. These laws regulate, among other things, the generation, storage, handling, use and transportation of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, remediation of contaminated sites, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment. Permits are also required under these laws for the operation of our refineries, pipelines and related operations and these permits are subject to revocation, modification and renewal. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of operations and capital requirements. We believe that our current operations are in substantial compliance with existing environmental laws, regulations and permits.
Our operations and many of the products we manufacture are subject to certain specific requirements of the Clean Air Act, or CAA, and related state and local regulations. The CAA contains provisions that require capital expenditures for the installation of certain air pollution control devices at our refineries. Subsequent rule making authorized by the CAA or similar laws or new agency interpretations of existing rules, may necessitate additional expenditures in future years.
Additionally, as of January 1, 2011 we are required to meet an EPA regulation limiting the average sulfur content in gasoline to 30 PPM. The EPA issued the final Tier 3 Gasoline standards on March 3, 2014 under the CAA. This final rule establishes more stringent vehicle emission standards and further reduces the sulfur content of gasoline starting in January of 2017.  The new standard is set at 10 PPM sulfur in gasoline on an annual average basis starting January 1, 2017, with a credit trading program to provide compliance flexibility. The EPA responded to industry comments on the proposed rule and maintained the per gallon sulfur cap on gasoline at the existing 80 PPM cap. We may at some point in the future be required to make significant capital expenditures and/or incur materially increased operating costs to comply with the new standards. However, the standards set by the new rule are not currently expected to have a material impact on our financial position, results of operations or cash flows.
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
Our operations are also subject to the federal Clean Water Act, or the CWA, the federal Safe Drinking Water Act, or the SDWA, and comparable state and local requirements. The CWA, the SDWA and analogous laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except in strict conformance with permits, such as pre-treatment permits and discharge permits, issued by federal, state and local governmental agencies. Federal waste-water discharge permits and analogous state waste-water discharge permits are issued for fixed terms and must be renewed.
We generate wastes that may be subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes.
The EPA published a Final Rule to the CWA Section 316(b) in August 2014 regarding cooling water intake structures, which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but gives state agencies the discretion to establish implementation time lines. We continue to evaluate the impact of this regulation, and at this time do not anticipate it having a material impact on our financial position, results of operations or cash flows.
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
Our operations are also subject to various laws and regulations relating to occupational health and safety. We maintain safety training and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures.

In connection with each of our acquisitions, we assumed certain environmental remediation obligations. In the case of Paulsboro, a self-guarantee is in place to meet state financial assurance requirements, in the amount of approximately $12.1 million, the estimated cost of the remediation obligations. Prior to the fourth quarter of 2014, this financial requirement was held in an environmental trust and classified on our balance sheet as restricted cash. Both the short and long-term portion of this environmental liability are recorded in accrued expenses and other long-term liabilities, respectively.
In connection with the acquisition of Delaware City, the prior owners remain responsible subject to certain limitations, for certain environmental obligations including ongoing remediation of soil and groundwater contamination at the site. Further, in connection with the Delaware City and Paulsboro acquisitions, we purchased two individual ten-year, $75.0 million environmental insurance policies to insure against unknown environmental liabilities at each refinery. In connection with the acquisition of Toledo, the seller, subject to certain limitations, initially retains remediation obligations which will transition to us over a 20-year period. However, there can be no assurance that any available indemnity, self-guarantee or insurance will be sufficient to cover any ultimate environmental liabilities we may incur with respect to our refineries, which could be significant.
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
“barrel” refers to a common unit of measure in the oil industry, which equates to 42 gallons at 1 atmosphere pressure.
“blendstocks” refers to various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel; these may include natural gasoline, FCC unit gasoline, ethanol, reformate or butane, among others.
“bpd” refers to an abbreviation for barrels per day.
"CAA" refers to the Clean Air Act.
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
“FCU” refers to fluid coking unit.
"GAAP" refers to U.S. generally accepted accounting principles developed by the Financial Accounting Standards Board for nongovernmental entities.
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
"J.Aron" refers to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc.
“KV” refers to Kilovolts.
"LCM" refers to a GAAP requirement for inventory to be valued at the lower of cost or market.
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
"NYMEX" refers to the New York Mercantile Exchange.
“Platts” refers to Platts, a division of The McGraw-Hill Companies.
“PPM” refers to parts per million.
"RINS" refers to renewable fuel credits required for compliance with the Renewable Fuels Standard.
“refined products” refers to petroleum products, such as gasoline, diesel and jet fuel, that are produced by a refinery.
“sour crude oil” refers to a crude oil that is relatively high in sulfur content, requiring additional processing to remove the sulfur. Sour crude oil is typically less expensive than sweet crude oil.
"Saudi Aramco" refers to Saudi Arabian Oil Company.
"Statoil" refers to Statoil Marketing and Trading (US) Inc.
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
"Valero" refers to Valero Energy Corporation.
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

ITEM 1A. RISK FACTORS
Risks Relating to Our Business and Industry
You should carefully read the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer.
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
In addition, the nature of our business requires us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales. For example, in the fourth quarter of 2014, the Company recorded a non-cash LCM adjustment of $690.1 million to value its inventories to net realizable market values. The effect of this LCM adjustment decreased operating income and net income by $690.1 million for the year ended December 31, 2014.
Prices of crude oil, other feedstocks, blendstocks, and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, ethanol, asphalt and other refined products. Such supply and demand are affected by a variety of economic, market, environmental and political conditions.
Our direct operating expense structure also impacts our profitability. Our major direct operating expenses include employee and contract labor, maintenance and energy. Our predominant variable direct operating cost is energy, which is comprised primarily of fuel and other utility services. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refineries and other operations affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile and, typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our refining margins, profitability and cash flows.
Our profitability is affected by crude oil differentials, which fluctuate substantially.
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been cheaper than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City and Paulsboro refineries and the WTI-based crude oils processed at our Toledo refinery and delivered by rail to our East Coast refineries. These crude oil differentials vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the Dated Brent/WTI or related differential narrows. For example, the WTI/WCS differential, a proxy for the difference between light U.S. and heavy Canadian crudes, has decreased from $24.62 per barrel in 2013 to $19.45 per barrel for the year ended December 31, 2014, however, this decrease may not be indicative of the differential going forward. Morever, a further narrowing of the light-heavy differential may reduce our refining margins and adversely affect our profitability and earnings. In addition, while our Toledo refinery benefits from a widening of the Dated Brent/WTI differential, a narrowing of this differential may result in our Toledo refinery losing a portion of its crude price advantage over certain of our competitors, which negatively impacts our profitability. This applies as well to our East Coast strategy of delivering crude by rail. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in the future. Any further and continued narrowing of these differentials could have a material adverse effect on our business and profitability.

Our recent historical earnings have been concentrated and may continue to be concentrated in the future.
Our three refineries have similar throughput capacity, however, favorable market conditions due to, among other things, geographic location, crude and refined product slates, and customer demand, may cause an individual refinery to contribute more significantly to our earnings than others for a period of time. For example, our Toledo, Ohio refinery in the past has produced a substantial portion of our earnings over the past several quarters. As a result, if there were a significant disruption to operations at this refinery, our earnings could be materially adversely affected (to the extent not recoverable through insurance) disproportionately to Toledo’s portion of our consolidated throughput. The Toledo refinery, or one of our other refineries, may continue to disproportionately affect our results of operations in the future. Any prolonged disruption to the operations of such refinery, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, could have a material adverse effect on our business, results of operations or financial condition.
A significant interruption or casualty loss at any of our refineries and related assets could reduce our production, particularly if not fully covered by our insurance. Failure by one or more insurers to honor its coverage commitments for an insured event could materially and adversely affect our future cash flows, operating results and financial condition.
Our business currently consists of owning and operating three refineries and related assets. As a result, our operations could be subject to significant interruption if any of our refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down or curtail production due to unforeseen events, such as acts of God, nature, orders of governmental authorities, supply chain disruptions impacting our crude rail facilities or other logistical assets, power outages, acts of terrorism, fires, toxic emissions and maritime hazards. Any such shutdown or disruption would reduce the production from that refinery. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refineries is forced to shut down for a significant period of time, it would have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.
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
Our refineries are subject to interruptions of supply and distribution as a result of our reliance on pipelines and railroads for transportation of crude oil and refined products.

Over the past few years, we expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, which significantly increased our capacity to unload crude by rail. Currently, the majority of the crude delivered to this facility is consumed at our Delaware City refinery, although we also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery. The Delaware City rail unloading facilities allow our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which can provide significant cost advantages versus traditional Brent-based international crudes. Any disruptions or restrictions to our supply of crude by rail due to problems with third party logistics infrastructure or operations or as a result of increased regulations, could increase our crude costs and negatively impact our results of operations and cash flows.
Our Toledo refinery receives a substantial portion of its crude oil and delivers a portion of its refined products through pipelines. The Enbridge system is our primary supply route for crude oil from Canada, the Bakken region and Michigan, and supplies approximately 55% to 65% of the crude oil used at our Toledo refinery. In addition, we source domestic crude oil through our connections to the Capline and Mid-Valley pipelines. We also distribute a portion of our transportation fuels through pipelines owned and operated by Sunoco Logistics Partners L.P. and Buckeye Partners L.P. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third party action or casualty or other events.
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
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long term capital needs. Our short-term working capital needs are primarily related to financing certain of our refined products inventory not covered by our various supply and Inventory Intermediation Agreements. We terminated our supply agreement with Statoil for our Paulsboro refinery effective March 31, 2013 and our MSCG offtake agreements for our Paulsboro and Delaware City refineries effective July 1, 2013. Concurrent with the termination of our MSCG offtake agreements, we entered into Inventory Intermediation Agreements with J. Aron at our Paulsboro and Delaware City refineries. Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to certain of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the tanks at the refineries (or at other locations outside of the refineries as agreed upon by both parties). Furthermore, J. Aron agrees to sell the intermediate and finished products back to us as they are discharged out of the refineries' tanks (or other locations outside of the refineries as agreed upon by both parties). We market and sell the finished products independently to third parties.

If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Termination of our Inventory Intermediation Agreements with J. Aron would require us to finance our refined products inventory covered by the agreements at terms that may not be as favorable. Additionally, we are obligated to repurchase from J. Aron all volumes of products located at the refineries’ storage tanks (or at other locations outside of the refineries as agreed upon by both parties) upon termination of these agreements, which may have a material adverse impact on our working capital and financial condition. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to support ongoing capital expenditures for equipment maintenance and upgrades during turnarounds at our refineries and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.
In addition, from time to time, we are required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. In connection with the Paulsboro acquisition, we assumed certain significant environmental obligations, and may similarly do so in future acquisitions. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Item 7. Management’s Discussion and Analysis of Financial Condition.” Our liquidity condition will affect our ability to satisfy any and all of these needs or obligations.
We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
Global financial markets and economic conditions have been, and continue to be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, continued high unemployment, geopolitical issues and the current weak economic conditions. In addition, the fixed income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
Competition from companies who produce their own supply of feedstocks, have extensive retail outlets, make alternative fuels or have greater financial and other resources than we do could materially and adversely affect our business and results of operations.
Our refining operations compete with domestic refiners and marketers in regions of the United States in which we operate, as well as with domestic refiners in other regions and foreign refiners that import products into the United States. In addition, we compete with other refiners, producers and marketers in other industries that supply their own renewable fuels or alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. Certain of our competitors have larger and more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do and access to proprietary sources of controlled crude oil production. Unlike these competitors, we obtain substantially all of our feedstocks from unaffiliated sources. We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil supply and other feedstocks or intense price fluctuations.
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
Economic turmoil in the global financial system has had and may in the future have an adverse impact on the refining industry.
Our business and profitability are affected by the overall level of demand for our products, which in turn is affected by factors such as overall levels of economic activity and business and consumer confidence and spending. Declines in global economic activity and consumer and business confidence and spending during the recent global downturn significantly reduced the level of demand for our products. Reduced demand for our products has had and may continue to have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, downturns in the economy impact the demand for refined fuels and, in turn, result in excess refining capacity. Refining margins are impacted by changes in domestic and global refining capacity, as increases in refining capacity can adversely impact refining margins, earnings and cash flows.
Our business is indirectly exposed to risks faced by our suppliers, customers and other business partners. The impact on these constituencies of the risks posed by economic turmoil in the global financial system have included or could include interruptions or delays in the performance by counterparties to our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products and the inability of customers to pay for our products. Any of these events may have an adverse impact on our business, financial condition, results of operations and cash flows.

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
Delays or cost increases related to capital spending programs involving engineering, procurement and construction of new facilities (or improvements and repairs to our existing facilities and equipment) could adversely affect our ability to achieve targeted internal rates of return and operating results. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

•	denial or delay in obtaining regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	non-performance or force majeure by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.
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
We may not be successful in acquiring additional assets, and any acquisitions that we do consummate may not produce the anticipated benefits or may have adverse effects on our business and operating results. We may selectively consider strategic acquisitions in the future within the refining and mid-stream sector based on performance through the cycle, advantageous access to crude oil supplies, attractive refined products market fundamentals and access to distribution and logistics infrastructure. Our ability to do so will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on acceptable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth and many other factors beyond our control. Risks associated with acquisitions include those relating to the diversion of management time and attention from our existing business, liability for known or unknown environmental conditions or other contingent liabilities and greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results, and the incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets. We may also enter into transition services agreements in the future with sellers of any additional refineries we acquire. Such services may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations. In addition, it is likely that, when we acquire refineries, we will not have access to the type of historical financial information that we will report regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of major acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.
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
At Delaware City and Toledo, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers (USW). While the contracts at these sites were scheduled to expire in February 2015, the Company successfully negotiated early settlements at both locations through February 2018 that are pending further extension through February 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers (IOW) and while this contract was scheduled to expire in March 2015, the Company also negotiated an early settlement with the IOW to expire in March 2018, which may also be extended through February 2019. Future negotiations after 2018 may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
Our hedging activities may limit our potential gains, exacerbate potential losses and involve other risks.
We may enter into commodity derivatives contracts to hedge our crude price risk or crack spread risk with respect to a portion of our expected gasoline and distillate production on a rolling basis. Consistent with that policy we or Statoil at our request, may hedge some percentage of future crude supply. We may enter into hedging arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term and to protect against volatility in commodity prices. Our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging arrangements, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit our ability to benefit from favorable changes in crude oil and refined product prices. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of our actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•
accidents, interruptions in feedstock transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect our refineries, or those of our suppliers or customers;

•	changes in commodity prices have a material impact on collateral and margin requirements under our hedging arrangements, resulting in us being subject to margin calls;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
As a result, the effectiveness of our hedging strategy could have a material impact on our financial results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”
In addition, these hedging activities involve basis risk. Basis risk in a hedging arrangement occurs when the price of the commodity we hedge is more or less variable than the index upon which the hedged commodity is based, thereby making the hedge less effective. For example, a NYMEX index used for hedging certain volumes of our crude oil or refined products may have more or less variability than the cost or price for such crude oil or refined products. We may not hedge the basis risk inherent in our hedging arrangements and derivative contracts.
Our commodity derivative activities could result in period-to-period earnings volatility.
We do not apply hedge accounting to all of our commodity derivative contracts and, as a result, unrealized gains and losses will be charged to our earnings based on the increase or decrease in the market value of the unsettled positions. These gains and losses may be reflected in our income statement in periods that differ from when the underlying hedged items (i.e., gross margins) are reflected in our income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operational performance.
The adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivatives contracts to reduce the effect of commodity price, interest rate and other risks associated with our business.
The United States Congress in 2010 adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which, among other things, established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. In connection with the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has proposed rules to set position limits for certain futures and option contracts, and for swaps that are their economic equivalent, in the major energy markets. The legislation may also require us to comply with margin requirements, and with certain clearing and trade-execution requirements if we do not satisfy certain specific exceptions. The legislation may also require the counterparties to our derivatives contracts to transfer or assign some of their derivatives contracts to a separate entity, which may not be as creditworthy as the current counterparty. The legislation and any new regulations could significantly increase the cost of derivatives contracts (including through requirements to post collateral), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.
Our operations could be disrupted if our critical information systems are hacked or fail, causing increased expenses and loss of sales.
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was hacked or otherwise interfered with by an unauthorized access, or was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, cyber-attack, fire, flood, power loss, telecommunications failure or similar event. We have a formal disaster recovery plan in place, but this plan may not prevent delays or other complications that could arise from an information systems failure. Further, our business interruption insurance may not compensate us adequately for losses that may occur. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.
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
We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently.
Our operations are subject to federal, state and local laws regulating, among other things, the handling of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, and remediation of discharges of petroleum and petroleum products, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment. Our operations are also subject to extensive laws and regulations relating to occupational health and safety.
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.
Certain environmental laws impose strict, and in certain circumstances, joint and several, liability for costs of investigation and cleanup of such spills, discharges or releases on owners and operators of, as well as persons who arrange for treatment or disposal of regulated materials at, contaminated sites. Under these laws, we may incur liability or be required to pay penalties for past contamination, and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future releases or spills, the failure of prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly-discovered information or conditions that may require a response could be significant, and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, our Delaware City refinery and PBFX's DCR Rail Terminal is located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone Act and closely monitored by environmental interest groups. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding a permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals. Briefs have been filed in this appeal and oral arguments were held in the first quarter of 2015. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs were submitted in the third quarter of 2014. Oral argument on the appeals of the EAB's decision were heard at the same time as the appeal of the CZ Board decision. If the appellants in one or both of these matters ultimately prevail, our ability to conduct or expand our operations may be impaired, or our volumes may decline, any of which would have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our member.
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
We may also face liability arising from current or future claims alleging personal injury or property damage due to exposure to chemicals or other regulated materials, such as asbestos, benzene, silica dust and petroleum hydrocarbons, at or from our facilities. We may also face liability for personal injury, property damage, natural resource damage or clean-up costs for the alleged migration of contamination from our properties. A significant increase in the number or success of these claims could materially adversely affect our financial condition, results of operations and cash flow.
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

Renewable fuels mandates may reduce demand for the refined fuels we produce, which could have a material adverse effect on our results of operations and financial condition. The market prices for RINs has been volatile and may harm our profitability.
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has issued Renewable Fuel Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels increases annually over time until 2022. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, the EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we must purchase renewable fuel credits, known as “RINS,” which may have fluctuating costs. We have seen a fluctuation in the cost of RINs,  required  for  compliance  with  the  RFS.  We incurred approximately $115.7 million in RINs costs during the year ended December 31, 2014 as compared to $126.4 million and $43.7 million during the years ended December 31, 2013 and 2012, respectively. The fluctuation in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability.
Our pipelines are subject to federal and/or state regulations, which could reduce profitability and the amount of cash we generate.
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
We rely on Statoil, over whom we may have limited control, to provide us with certain volumetric and pricing data used in our inventory valuations.
We rely on Statoil to provide us with certain volumetric and pricing data used in our inventory valuations. Our limited control over the accuracy and the timing of the receipt of this data could materially and adversely affect our ability to produce financial statements in a timely manner.
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
Changes in laws or standards affecting the transportation of North American crude oil by rail could significantly impact our operations, and as a result cause our costs to increase.
Investigations into recent rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. If changes in law, regulations or industry standards occur that result in requirements to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to our refineries, our costs could increase, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
Our operations require numerous permits and authorizations under various laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations and cash flows.
We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently.
Our operations are subject to federal, state and local laws regulating, among other things, the handling of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, and remediation of discharges of petroleum and petroleum products, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment. Our operations are also subject to extensive laws and regulations relating to occupational health and safety.
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.
Certain environmental laws impose strict, and in certain circumstances joint and several liability for, costs of investigation and cleanup of such spills, discharges or releases on owners and operators of, as well as persons who arrange for treatment or disposal of regulated materials at contaminated sites. Under these laws, we may incur liability or be required to pay penalties for past contamination, and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future releases or spills, the failure of prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly-discovered information or conditions that may require a response could be significant, and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, our Delaware City refinery and DCR Rail Terminal are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone Act and closely monitored by environmental interest groups. On June 14, 2013, two administrative appeals were filed by the Appellants regarding a permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the CZ Board, and the second appeal is before the EAB and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals. Briefs have been filed in this appeal and oral arguments were held in the first quarter of 2015. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs were submitted in the third quarter of 2014. Oral argument on the appeals of the EAB's decision were heard at the same time as the appeal of the CZ Board decision. If the appellants in one or both of these matters ultimately prevail, our ability to conduct or expand our operations may be impaired, or our volumes may decline, any of which would have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our member.
Our operating results are seasonal and generally lower in the first and fourth quarters of the year for our refining operations. We depend on favorable weather conditions in the spring and summer months.

Demand for gasoline products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. As a result, the operating results of our refining segment are generally lower for the first and fourth quarters of each year.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
Our substantial indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2014, we have total long-term debt including the Delaware Economic Development Authority Loan, of $750.3 million, all of which is secured, and we could have incurred an additional $954.8 million of senior secured indebtedness under our existing debt agreements. We may incur additional indebtedness in the future. Our strategy includes executing future refinery acquisitions. Any significant acquisition would likely require us to incur additional indebtedness in order to finance all or a portion of such acquisition. The level of our indebtedness has several important consequences for our future operations, including that:

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
Our substantial indebtedness increases the risk that we may default on our debt obligations, certain of which contain cross-default and/or cross-acceleration provisions. We have significant principal payments due under our debt instruments. Our and our subsidiaries’ ability to meet their principal obligations will be dependent upon our future performance, which in turn will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business may not continue to generate sufficient cash flow from operations to repay our substantial indebtedness. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all.
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
Certain provisions of our indenture could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a “change in control” as defined in the indenture, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase.

Risks Related to Our Organizational Structure
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
PBF Energy entered into a tax receivable agreement that provides for the payment from time to time (“On-Going Payments”) by PBF Energy to the holders of PBF LLC Series A Units and PBF LLC Series B Units for certain tax benefits it may claim arising in connection with its prior offerings and future exchanges of PBF LLC Series A Units for shares of its Class A Common Stock and related transactions, and the amounts it may pay could be significant.
PBF Energy’s payment obligations under the tax receivable agreement are PBF Energy’s obligations and not obligations of PBF Holding, PBF Finance, or any of PBF Holding’s other subsidiaries. However, because PBF Energy is primarily a holding company with limited operations of its own, its ability to make payments under the tax receivable agreement is dependent on our ability to make future distributions to it. The indenture governing the notes allows us to make tax distributions (as defined in the indenture), and it is expected that PBF Energy’s share of these tax distributions will be in amounts sufficient to allow PBF Energy to make On-Going Payments. The indenture governing the notes also allows us to make a distribution sufficient to allow PBF Energy to make any payments required under the tax receivable agreement upon a change in control, so long as we offer to purchase all of the Senior Secured Notes outstanding at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any. If PBF Energy’s share of the distributions it receives under these specific provisions of the indenture are insufficient to satisfy its obligations under the tax receivable agreement, PBF Energy may cause us to make distributions in accordance with other provisions of the indenture in order to satisfy such obligations. In any case, based on our estimates of PBF Energy’s obligations under the tax receivable agreement, the amount of our distributions on account of PBF Energy’s obligations under the tax receivable agreement are expected to be substantial.
For example, with respect to On-Going Payments, assuming no material changes in the relevant tax law, and that PBF Energy earns sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that PBF Energy On-Going Payments under the tax receivable agreement relating to exchanges that occurred prior to that date to aggregate $712.7 million and to range over the next 5 years from approximately $37.6 million to $75.6 million per year and decline thereafter. Further On-Going Payments by PBF Energy in respect of subsequent exchanges of PBF LLC Series A Units would be in addition to these amounts and are expected to be substantial as well. With respect to the Change of Control Payment, assuming that the market value of a share of PBF Energy’s Class A common stock equals $26.64 per share of Class A common stock (the closing price on December 31, 2014) and that LIBOR were to be 1.85%, we estimate as of December 31, 2014 that the aggregate amount of these accelerated payments would have been approximately $702.8 million if triggered immediately on such date. Our existing indebtedness may limit our ability to make distributions to PBF LLC, and in turn to PBF Energy to pay these obligations. These provisions may deter a potential sale of our Company to a third party and may otherwise make it less likely a third party would enter into a change of control transaction with PBF Energy or us.
The foregoing numbers are merely estimates—the actual payments could differ materially. For example, it is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments. Moreover, payments under the tax receivable agreement will be based on the tax reporting positions that PBF Energy determines in accordance with the tax receivable agreement. Neither PBF Energy nor any of its subsidiaries will be reimbursed for any payments previously made under the tax receivable agreement if the Internal Revenue Service subsequently disallows part or all of the tax benefits that gave rise to such prior payments.

Risks Related to Our Affiliation with PBFX
We depend upon PBFX for a substantial portion of our refineries’ logistics needs and have obligations for minimum volume commitments in our commercial agreements with PBFX.
We depend on PBFX to receive, handle, store and transfer crude oil and petroleum products for us from our operations and sources located throughout the United States and Canada in support of our three refineries under long-term, fee-based commercial agreements with us. These commercial agreements have an initial term of approximately seven to ten years and include minimum quarterly commitments and inflation escalators. If we fail to meet the minimum commitments during any calendar quarter, we will be required to make a shortfall payment quarterly to PBFX equal to the volume of the shortfall multiplied by the applicable fee.
PBFX’s operations are subject to all of the risks and operational hazards inherent in receiving, handling, storing and transferring crude oil and petroleum products, including: damages to its facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism; mechanical or structural failures at PBFX’s facilities or at third-party facilities on which its operations are dependent; curtailments of operations relative to severe seasonal weather; inadvertent damage to our facilities from construction, farm and utility equipment; and other hazards. Any of these events or factors could result in severe damage or destruction to PBFX’s assets or the temporary or permanent shut-down of PBFX’s facilities. If PBFX is unable to serve our logistics needs, our ability to operate our refineries and receive crude oil could be adversely impacted, which could adversely affect our business, financial condition and results of operations.
All of the executive officers and a majority of the initial directors of PBF GP are also officers of PBF Energy. Conflicts of interest could arise as a result of this arrangement.
PBF Energy indirectly owns and controls PBF GP, and appoints all of its officers and directors. All of the executive officers and a majority of the initial directors of PBF GP are also officers or a director of PBF Energy. These individuals will devote significant time to the business of PBFX. Although the directors and officers of PBF GP have a fiduciary duty to manage PBF GP in a manner that is beneficial to PBF Energy, as directors and officers of PBF GP they also have certain duties to PBFX and its unit holders. Conflicts of interest may arise between PBF Energy and its affiliates, including PBF GP, on the one hand, and PBFX and its unit holders, on the other hand. In resolving these conflicts of interest, PBF GP may favor its own interests and the interests of PBFX over the interests of PBF Energy and its subsidiaries. In certain circumstances, PBF GP may refer any conflicts of interest or potential conflicts of interest between PBFX, on the one hand, and PBF Energy, on the other hand, to its conflicts committee (which must consist entirely of independent directors) for resolution, which conflicts committee must act in the best interests of the public unit holders of PBFX. As a result, PBF GP may manage the business of PBFX in a way that may differ from the best interests of PBF Energy or us.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
See “Item 1. Business”.

ITEM 3. LEGAL PROCEEDINGS
On June 14, 2013, two administrative appeals were filed by the Appellants regarding a permit DCR obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City rail unloading terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the CZ Board, and the second appeal is before the EAB and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of DCR and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and DCR and the State have filed cross-appeals. Briefs have been filed in this appeal and oral arguments were held in the first quarter of 2015. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January

13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs were submitted in the third quarter of 2014. Oral argument on the appeals of the EAB's decision were heard at the same time as the appeal of the CZ Board decision. If the appellants in one or both of these matters ultimately prevail, our ability to conduct or expand our operations may be impaired, or our volumes may decline, any of which would have an adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our member.
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

ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
We are a privately-owned company with no established public trading market for our membership units.
Holders
At December 31, 2014, 100% of our outstanding membership interests was held by PBF LLC. PBF Finance had 100 shares of common stock outstanding, all of which were held by us. None of the membership interests are publicly traded, and none were issued or sold in 2014.
Dividend and Distribution Policy
We made cash distributions to PBF LLC in the amount of $361.4 million during 2014, which in turn made cash distributions (including tax distributions) of an equivalent amount to its members including PBF Energy.
We currently intend to make quarterly cash distributions in amounts sufficient for PBF LLC to make tax distributions to its members and may make additional distributions to the extent necessary for PBF Energy to declare and pay a quarterly cash dividend of approximately $0.30 per share on its Class A common stock. The declaration, amount and payment of this and any other future distributions by us will be at the sole discretion of our board of directors and the board of directors of PBF Energy, which is the sole managing member of our sole member (PBF LLC), and we are not obligated under any applicable laws, governing documents or any contractual agreements with PBF LLC's existing owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members). Our board of directors and the board of directors PBF Energy may take into account, among other things, general economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, plans for expansion, tax, legal, regulatory and contractual restrictions and implications, including under PBF Energy's tax receivable agreement and our subsidiaries’ outstanding debt documents, and such other factors as our board of directors and the board of directors PBF Energy may deem relevant in determining whether to declare or pay any distributions. In addition, we expect that to the extent we make a distribution in a particular quarter, our cash flow from operations for that quarter will substantially exceed any dividend payment for such period. Because any future declaration or payment of distributions will be at the sole discretion of our board of directors or the board of directors PBF Energy, we do not expect that any such distributions will have a material adverse impact on our liquidity or otherwise limit our ability to fund capital expenditures or otherwise pursue our business strategy over the long-term. Although we have the ability to borrow funds and sell assets to pay future distributions (subject to certain limitations in our subsidiaries' debt instruments), we intend to fund any future distributions out of our cash flow from operations and, as a result, we do not expect to incur any indebtedness or to use the proceeds from equity offerings to fund such payments.
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
Our ability to pay dividends and make distributions to PBF LLC is, and in the future may be, limited by covenants in our asset based revolving credit agreement (the "Revolving Loan"), our Senior Secured Notes and other debt instruments. Subject to certain exceptions, the Revolving Loan and the indenture governing the notes prohibit us from making distributions to PBF LLC if certain defaults exist. In addition, both the indenture and the Revolving Loan contain additional restrictions limiting our ability to make distributions to PBF LLC. Subject to certain exceptions, the restricted payment covenant under the indenture restricts us from making cash distributions unless our fixed charge coverage ratio, as defined in the indenture, is at least 2.0 to 1.0 after giving pro forma effect to such distributions and such cash distributions do not exceed an amount equal to the aggregate net equity proceeds received by us (either as a result of certain capital contributions or from the sale of certain equity or debt securities) plus 50% of our consolidated net income (or less 100% of consolidated net loss) which is defined to exclude certain non-cash charges, such as impairment charges, plus certain other items. Two important exceptions to the foregoing are (i) a permission to pay up to the greater of $100.0 million and 1% of our total assets and (ii) a permission to pay an additional $200.0 million subject to compliance with a total debt ratio of 2.0 to 1.0. The Revolving Loan generally restricts our ability to make cash distributions if (x) the aggregate amount of such distributions exceeds the then existing available amount basket (as defined by the Revolving Loan) and (y) before and after giving effect to any such distribution (a) we fail to have pro forma excess availability under the facility greater than an amount equal to 17.5% of the lesser of (1) the then existing borrowing base and (2) the then current aggregate revolving commitment amount, which as of December 31, 2014 was $2.5 billion or (b) we fail to maintain on a pro forma basis a fixed charge coverage ratio, as defined by the Revolving Loan, of at least 1.1 to 1.0.
Based upon our operating results for the year ended December 31, 2014, we were permitted, under our Revolving Loan, Senior Secured Notes and other debt instruments, to make distributions to PBF LLC so that PBF LLC could make tax distributions to its members and make quarterly distributions to its members in an amount sufficient for PBF Energy to declare and pay a quarterly dividend of $0.30 per share on its Class A common stock. Our ability to comply with the foregoing limitations and restrictions is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. As a result, we cannot assure you that we will be able to continue to make distributions. See “Item 1A. Risk Factors”
PBF Holding paid 361.4 million in distributions to PBF LLC during the year ended December 31, 2014. PBF LLC used $115.0 million of this amount in total to make four separate non-tax distributions of $0.30 per unit ($1.20 per unit in total) to its members, of which $88.6 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $88.6 million to pay four separate equivalent cash dividends of $0.30 per share of Class A common stock on November 25, 2014, August 27, 2014, May 29, 2014, and March 14, 2014. PBF LLC used the remaining $246.4 million from PBF Holding’s distribution to make tax distributions to its members, including $185.0 million to PBF Energy.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical consolidated financial and other data of PBF Holding. The selected historical consolidated financial data for each of the fiscal years ended as of December 31, 2014, 2013, and 2012, respectively, have been derived from our audited consolidated financial statements. The selected historical consolidated financial data for the years ended as of December 31, 2011 and 2010 have been derived from the audited financial statements of PBF Holding not included in this Annual Report on Form 10-K. As a result of the Paulsboro and Toledo acquisitions, the historical consolidated financial results of PBF Holding only include the results of operations for Paulsboro and Toledo from December 17, 2010 and March 1, 2011 forward, respectively.
The historical consolidated financial data and other statistical data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and our consolidated financial statements and the related notes thereto, included in “Item 8. Financial Statements and Supplementary Data.”

The following tables reflect our financial and operating highlights (amounts in thousands) for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of operations data:
Revenues (1)	$19,828,155	$19,151,455	$20,138,687	$14,960,338	$210,671
Costs and expenses:
Cost of sales, excluding depreciation	18,514,054	17,803,314	18,269,078	13,855,163	203,971
Operating expenses, excluding depreciation	880,701	812,652	738,824	658,831	25,140
General and administrative expenses	140,150	95,794	120,443	86,183	15,859
Gain on sale of asset	(895)	(183)	(2,329)	—	—
Acquisition-related expenses (2)	—	—	—	728	6,051
Depreciation and amortization expense	178,996	111,479	92,238	53,743	1,402
Income (loss) from operations	115,149	328,399	920,433	305,690	(41,752)
Other (expense) income:
Change in fair value of contingent consideration	—	—	(2,768)	(5,215)	—
Change in fair value of catalyst lease obligation	3,969	4,691	(3,724)	7,316	(1,217)
Interest (expense), net	(98,001)	(94,214)	(108,629)	(65,120)	(1,388)
Net income (loss)	21,117	238,876	805,312	242,671	(44,357)
Balance sheet data (at end of period) :
Total assets	$4,043,890	$4,219,045	$4,116,251	$3,621,109	$1,274,393
Total long-term debt (3)	750,349	747,576	729,980	804,865	325,064
Total equity	1,630,516	1,772,153	1,751,654	1,110,918	458,661
Other financial data :
Capital expenditures (4)	$625,403	$415,702	$222,688	$574,883	$72,118

(1)	Consulting services income provided to a related party was $10 for the year ended December 31, 2010. No consulting services income was earned subsequent to 2010.

(2)	Acquisition related expenses consist of consulting and legal expenses related to the Paulsboro and Toledo acquisition as well as non-consummated acquisitions.

(3)	Total long-term debt includes current maturities and our Delaware Economic Development Authority Loan.

(4)
Includes expenditures for construction in progress, property, plant and equipment (including railcar purchases), deferred turnaround costs and other assets, excluding the proceeds from sales of assets.

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
The financial information of Predecessor Paulsboro, are presented for the period from January 1, 2010 through December 16, 2010 and as of December 16, 2010, the period prior to PBF Holding’s acquisition. These financial statements were prepared by the former management of Predecessor Paulsboro and audited by Predecessor Paulsboro’s independent registered public accounting firm. The financial information of Predecessor Paulsboro presented herein may not be representative of the operations of PBF going forward for the following reasons, among others:

•
Both PBF Holding’s financial statements and Paulsboro’s financial statements contain items which require management to make considerable judgments and estimates. There can be no assurance that the judgments and estimates made by PBF Holidng’s management will be identical or even similar to the historical judgments and estimates made by Paulsboro’s former management.

•	The financial statements of Paulsboro contain allocations of certain general and administrative expenses and income taxes specific to Valero.

•
The financial statements of Paulsboro reflect depreciation and amortization expense and asset impairment losses based on Valero’s historical cost basis for the applicable assets. PBF Holding’s cost basis in such assets is different.

The historical financial data and other statistical data presented below should be read in conjunction with the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” The historical financial data for Paulsboro for the period from January 1, 2010 through December 16, 2010 and as of December 16, 2010 has been derived from audited financial statements not included in this Annual Report on Form 10-K.

PAULSBORO REFINING BUSINESS—PBF HOLDING’S PREDECESSOR

Period from January 1, 2010 through December 16, 2010

(in thousands)
Statement of operations data:
Operating revenues (1)	$4,708,989
Cost and expenses:
Cost of sales (2)	4,487,825
Operating expenses	259,768
General and administrative expenses (3)	14,606
Asset impairment loss	895,642
Depreciation and amortization expense	66,361
Total costs and expenses	5,724,202
Operating income (loss)	(1,015,213)
Interest and other income and expense, net	500
Income (loss) before income tax expense (benefit)	(1,014,713)
Income tax expense (benefit) (4)	(322,962)
Net income (loss)	$(691,751)
Balance sheet data (at end of period):
Total assets	$510,205
Total liabilities	42,582
Net parent investment	467,623
Selected financial data:
Capital expenditures	$20,122

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995, that involve risk and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. All forward-looking information in this Annual Report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•supply, demand, prices and other market conditions for our products, including volatility in commodity prices;
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

•our expectations and timing with respect to our capital improvement and turnaround projects;
•the status of an air permit to transfer crude through the Delaware City refinery's dock;
•the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions due to problems at PBFX or with third party logistics infrastructure or operations, including pipeline, marine and rail transportation;
•the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;
•adverse impacts related to any change by the federal government in the restrictions on exporting U.S. crude oil including relaxing limitations on export of certain types of crude oil or condensates or the lifting of the restrictions entirely;
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
Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or as of the date which they are made. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.
Explanatory Note
This Annual Report on Form 10-K is filed by PBF Holding and PBF Finance. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is a wholly-owned subsidiary of PBF LLC and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Holding is an indirect subsidiary of PBF Energy, which is the sole managing member of, and owner of an equity interest representing approximately 89.9% of the outstanding economic interests in, PBF LLC as of December 31, 2014. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. Prior periodic filings of PBF Holding and PBF Finance with the U.S. Securities and Exchange Commission ("SEC") for the period March 31, 2013 through March 31, 2014 reflect a combined Form 10-Q and 10-K with PBF Energy. As of June 30, 2014, PBF Holding and PBF Finance file periodic SEC filings separately from PBF Energy due to the change in the corporate structure related to the initial public offering of PBFX, a subsidiary of PBF LLC, and an affiliate to PBF Holding.

Unless the context indicates otherwise, the terms "we," "us," and "our" refer to PBF Holding and its consolidated subsidiaries.

Executive Summary
We were formed in March 2008 to pursue the acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate three domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, and Toledo, Ohio, which we acquired in 2010 and 2011. Our refineries have a combined processing capacity, known as throughput, of approximately 540,000 bpd, and a weighted average Nelson Complexity Index of 11.3. The Company’s three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into one reportable segment.
The following table summarizes our history and key events:

March 1, 2008	PBF was formed.
June 1, 2010	The idle Delaware City refinery and its related assets were acquired from Valero.
December 17, 2010	The Paulsboro refinery and its related assets were acquired from affiliates of Valero.
March 1, 2011	The Toledo refinery and its related assets were acquired from Sunoco.
October 2011	Delaware City became fully operational.
February 2012	We issued $675.5 million aggregate principal amount of 8.25% Senior Secured Notes due 2020.
December 2012	PBF Energy completed the initial public offering of its common equity. In connection with the initial public offering, PBF Energy became the sole managing member of PBF LLC.
February 2013	PBFX was formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets.
May 2014	PBFX completed its initial public offering of 15,812,500 common units at a price to the public of $23.00 per unit.
September 2014
PBF Holding distributed to PBF LLC, which in turn contributed to PBFX, all of the equity interests of DCT II for total consideration from PBFX of $150.0 million consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 589,536 common units.

December 2014
PBF Holding distributed to PBF LLC, which in turn contributed to PBFX, all of the issued and outstanding limited liability company interests of Toledo Terminaling, for total consideration from PBFX of $150.0 million, consisting of $135.0 million of cash and $15.0 million of Partnership common units, or 620,935 common units.

February 2015	Blackstone and First Reserve sold, in a secondary offering, their remaining shares of Class A common stock of PBF Energy.

Factors Affecting Comparability
Our results over the past three years have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance and financial condition.
Initial Public Offering of PBFX

On May 14, 2014, PBFX completed its initial public offering of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the over-allotment option that was granted to the underwriters, at a price to the public of $23.00 per unit. Upon completion of the PBFX Offering, PBF LLC held a 50.2% limited partner interest in PBFX (consisting of 74,053 common units and 15,886,553 subordinated units), with the remaining 49.8% limited partner interest held by public common unit holders. PBF LLC also owns all of the incentive distribution rights and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.

PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transfering of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its three refineries. All of PBFX’s initial revenue was derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling and transferring crude oil and storing crude oil and refined products. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX.
PBF GP serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. In connection with the PBFX Offering, PBF Holding contributed to PBFX the assets and liabilities of certain crude oil terminaling assets. The assets were owned and operated by PBF Holding’s subsidiaries DCR and TRC.
The Contributed Assets consisted of the DCR Rail Terminal, which was part of DCR, and the Toledo Truck Terminal, which was part of TRC. The DCR Rail Terminal consists of a double loop track and ancillary pumping and unloading equipment. The DCR Rail Terminal had a total throughput capacity of up to 105,000 bpd, and PBF Holding was the owner and shipper of all crude oil handled at the terminal. An expansion project was completed that increased the DCR Rail Terminal's unloading capacity from 105,000 bpd to 130,000 bpd in the third quarter of 2014. The Toledo Truck Terminal was designed for total throughput capacity of up to approximately 15,000 bpd and was comprised of four LACT units accepting crude oil deliveries by truck. Subsequent to the closing of the PBFX Offering, two additional LACT units were placed into service in June 2014, increasing the total LACT units to six and total throughput capacity to approximately 22,500 bpd. The Contributed Assets operated within the totality of the Delaware City and Toledo refineries, respectively.

Contribution Agreements
On May 8, 2014, PBFX, PBF GP, PBF Energy, PBF LLC, PBF Holding, DCR, Delaware City Terminaling and TRC entered into the Contribution Agreement I. On May 14, 2014, concurrent with the closing of the PBFX Offering, the following transactions occurred pursuant to the Contribution Agreement I:

•	DCR distributed all of the interests in Delaware City Terminaling and TRC distributed the Toledo Truck Terminal, in each case, to PBF Holding at their historical cost.

•
PBF Holding contributed, at their historical cost, (i) all of the interests in Delaware City Terminaling and (ii) the Toledo Truck Terminal to PBFX in exchange for (a) 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in PBFX, (b) all of PBFX’s incentive distribution rights, (c) the right to receive a distribution of $30.0 million from PBFX as reimbursement for certain preformation capital expenditures attributable to the contributed assets, and (d) the right to receive a distribution of $298.7 million; and in connection with the foregoing, PBFX redeemed PBF Holding’s initial partner interests in PBFX for $1,000.

•
PBF Holding distributed to PBF LLC (i) its interest in PBF GP, (ii) the common units, subordinated units and incentive distribution rights, (iii) the right to receive a distribution of $30.0 million as reimbursement for certain preformation capital expenditures, and (iv) the right to receive a distribution of $298.7 million.

On September 30, 2014, PBF LLC and PBFX closed the transaction contemplated by the Contribution Agreement II, dated September 16, 2014. Pursuant to the terms of the Contribution Agreement II, PBF Holding distributed to PBF LLC all of the equity interests of DCT II, which assets consisted solely of the DCR West Rack, immediately prior to the transfer of such equity interests by PBF LLC to PBFX. The DCR West Rack was previously owned and operated by PBF Holding’s subsidiary, DCT II, and is located at the Company's Delaware City, Delaware refinery. PBFX paid to PBF LLC total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 589,536 common units, in exchange for the DCR West Rack.
On December 11, 2014, PBF Holding and PBF LLC closed the transaction contemplated by the Contribution Agreement III, dated December 2, 2014. Pursuant to the Contribution Agreement III, PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Toledo Terminaling, whose assets consist of the Toledo Storage Facility. PBF LLC then contributed to PBFX all of the equity interests of Toledo Terminaling for total consideration to PBF LLC of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 620,935 common units.

Commercial Agreements
In connection with the contribution agreements described above, PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various rail and truck terminaling and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to subsidiaries of PBF Energy. Prior to the PBFX Offering, the DCR Rail Terminal, Toledo Truck Terminal, the DCR West Rack and the Toledo Storage Facility were owned, operated and maintained by PBF Holding. Therefore, PBF Holding did not previously pay a fee for the utilization of the facilities. Below is a summary of the agreements and corresponding fees for the use of each of the assets.

Delaware City Rail Terminaling Services Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into the DCR Terminaling Agreement. Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 75,000 bpd through September 30, 2014 and of at least 85,000 bpd for each quarter thereafter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel to the extent volumes exceed the minimum throughput commitment. PBF Holding also pays PBFX for providing related ancillary services at the terminal that are specified in the agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement.
Toledo Truck Unloading & Terminaling Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into the Toledo Terminaling Agreement as amended. Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement.

Delaware City West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and DCT II entered into the West Ladder Rack Terminaling Agreement under which PBFX, through DCT II, provides rail terminaling services to PBF Holding. DCT II was merged with and into Delaware City Terminaling, a wholly-owned subsidiary of PBFX, with all property, rights, liabilities and obligations of DCT II vesting in Delaware City Terminaling as the surviving company. The agreement may be extended by PBF Holding for two additional five year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 40,000 bpd for a terminaling service fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the West Ladder Rack Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.
Toledo Tank Farm Storage and Terminaling Services Agreement
On December 12, 2014, PBF Holding and Toledo Terminaling entered into the Toledo Tank Farm Storage and Terminaling Agreement under which PBFX, through Toledo Terminaling, will provide storage and terminaling services to PBF Holding. The Toledo Tank Farm Storage and Terminaling Agreement can be extended by PBF Holding for two additional five-year periods. Under the Toledo Tank Farm Storage and Terminaling Agreement, PBFX will provide PBF Holding with storage and throughput services in return for storage and throughput fees. The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the products rack and the overall capacity of the Toledo Storage Facility. PBF Holding will pay a fee of $0.50 per barrel of shell capacity dedicated to PBF Holding under the Toledo Tank Farm Storage and Terminaling Agreement.The minimum throughput commitment for the propane storage and loading facility will be 4,400 bpd for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $2.52 per barrel.
PBFX is required to maintain the Toledo Storage Facility in a condition and with a capacity sufficient to store and handle a volume of PBF Holding's products at least equal to the current operating capacity for the storage facility as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Toledo Tank Farm Storage and Terminaling Agreement.
Operational Agreements
PBF Holding and certain related affiliates have entered into operational agreements with PBFX for the use of centralized corporate services. In accordance with such agreements, PBF Holding receives fees from PBFX for use of these services. Below is a summary of the agreements and corresponding fees that PBFX pays PBF Holding.
Second Amended and Restated Omnibus Agreement
On May 14, 2014, PBF Holding entered into the Omnibus Agreement by and among PBFX, PBF GP, PBF LLC and PBF Holding for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions.

The Omnibus Agreement addresses the following matters:

•
PBFX’s obligation to pay PBF Holding, an administrative fee, in the amount of $2.7 million per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under the Partnership Agreement);

•	PBFX’s obligation to reimburse PBF Holding for the salaries and benefits costs of employees who devote more than 50% of their time to PBFX;

•	PBFX’s agreement to reimburse PBF Holding for all other direct or allocated costs and expenses incurred by PBF LLC on PBFX’s behalf;

•	PBF LLC’s agreement not to compete with PBFX under certain circumstances, subject to certain exceptions;

•
PBFX’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the PBFX Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions;

•	a license to use the PBF Logistics trademark and name; and

•
PBF Holding’s agreement to reimburse PBFX for certain expenditures up to $20.0 million per event (net of any insurance recoveries) related to the contributed assets for a period of five years after the closing of the PBFX Offering, and PBFX's agreement to bear the costs associated with the expansion of the DCR Rail Terminal crude unloading capability. The liability arising from this agreement is classified as "Accounts Payable - Affiliate" on the PBF Holding consolidated balance sheet.

The Omnibus Agreement was amended and restated on September 30, 2014 in connection with the Contribution Agreement II and again on December 12, 2014 in connection with the Contribution Agreement III. The annual fee payable under the Amended and Restated Omnibus Agreement increased from $2.3 million to $2.5 million as a result of the inclusion of the DCR West Rack, and was further increased under the Second Amended and Restated Omnibus Agreement to $2.7 million as a result of the inclusion of the Toledo Storage Facility.
Second Amended and Restated Operation and Management Services and Secondment Agreement
On May 14, 2014, PBF Holding and certain of its subsidiaries entered into the Services Agreement with PBFX, pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. Under the agreement, PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, PBFX pays an initial annual fee of $0.5 million to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Second Amended and Restated Omnibus Agreement, provided that PBFX may terminate any service on 30 days’ notice. The Services Agreement was amended and restated in connection with the Contribution Agreement II and Contribution Agreement III. The annual fee payable under the Amended and Restated Services Agreement increased from $0.5 million to $0.8 million (indexed for inflation) as a result of the inclusion of the DCR West Rack and was further increased under the Second Amended and Restated Services Agreement to $4.4 million (indexed for inflation) as a result of the inclusion of the Toledo Storage Facility.
Amended and Restated Asset Based Revolving Credit Facility
On an ongoing basis, the Revolving Loan is available to be used for working capital and other general corporate purposes. In 2012, we amended the Revolving Loan to increase the aggregate size from $500.0 million to $965.0 million. In addition, the Revolving Loan was amended and restated on October 26, 2012 to increase the maximum availability to $1.375 billion, extend the maturity date to October 26, 2017 and amend the borrowing base to include non-U.S. inventory. The agreement was expanded again in December 2012 and November 2013 to increase the maximum availability from $1.375 billion to $1.610 billion. On August 15, 2014, the agreement was amended and restated once more to, among other things, increase the maximum availability to $2.5 billion and extend its maturity to August 2019. The Revolving Loan includes an accordion feature which allows for an increase in aggregate commitments of up to $2.75 billion. The commitment fees on the unused portions, the interest rate on advances and the fees for letters of credit have also been reduced in the amended and restated Revolving Loan.
Letter of Credit Facility
On January 25, 2011, we entered into a short-term letter of credit facility, which was subsequently amended on April 26, 2011 and April 24, 2012, under which we could obtain letters of credit up to $750.0 million composed of a committed maximum amount of $500.0 million and an uncommitted maximum amount of $250.0 million to support certain of our crude oil purchases. As a result of the increased size of the amended and restated Revolving Loan, we terminated the letter of credit facility in December 2012.
Senior Secured Notes Offering
On February 9, 2012, PBF Holding and PBF Finance Corporation issued 8.25% Senior Secured Notes, due 2020 with an aggregate principal amount of $675.5 million. The net proceeds from the offering of approximately $665.8 million were used to repay our Paulsboro Promissory Note in the amount of $160.0 million, our Term Loan in the amount of $123.8 million, our Toledo Promissory Note in the amount of $181.7 million, and to reduce indebtedness under the Revolving Loan.
Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”). The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the "Eligible Railcars") before December 2015. The amount available to be advanced under the Rail Facility equals 70.0% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement. On the first anniversary of the closing, the advance rate adjusts automatically to 65.0%. The Rail Facility matures on March 31, 2016 and all outstanding advances must be repaid at that time. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
Crude Oil Acquisition Agreement Termination
Effective July 31, 2014, PBF Holding terminated the Amended and Restated Crude Oil Acquisition Agreement, dated as of March 1, 2012 as amended (the "Toledo Crude Oil Acquisition Agreement") with MSCG.  Under the terms of the Toledo Crude Oil Acquisition Agreement, we previously acquired substantially all of our crude oil for our subsidiary's Toledo refinery from MSCG through delivery at various interstate pipeline locations. No early termination penalties were incurred by us as a result of the termination. We began sourcing our own crude oil needs for Toledo upon termination.

Renewable Fuels Standard
We have seen a fluctuation in the cost of renewable fuel credits, known as RINs,  required  for  compliance  with  the  RFS.  We incurred approximately $115.7 million in RINs costs during the year ended December 31, 2014 as compared to $126.4 million and $43.7 million during the years ended December 31, 2013 and 2012, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.

Factors Affecting Operating Results
Overview
Our earnings and cash flows from operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire crude oil and other feedstocks and the price of refined petroleum products ultimately sold depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline, diesel and other refined petroleum products, which, in turn, depend on, among other factors, changes in global and regional economies, weather conditions, global and regional political affairs, production levels, the availability of imports, the marketing of competitive fuels, pipeline capacity, prevailing exchange rates and the extent of government regulation. Our revenue and operating income fluctuate significantly with movements in industry refined petroleum product prices, our materials cost fluctuate significantly with movements in crude oil prices and our other operating expenses fluctuate with movements in the price of energy to meet the power needs of our refineries. In addition, the effect of changes in crude oil prices on our operating results is influenced by how the prices of refined products adjust to reflect such changes.
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
The performance of our East Coast refineries generally follows the currently published Dated Brent (NYH) 2-1-1 benchmark refining margins. For our Toledo refinery, we utilize a composite benchmark refining margin, the WTI (Chicago) 4-3-1 that is based on publicly available pricing information for products trading in the Chicago and United States Gulf Coast markets.
While the benchmark refinery margins presented below under “Results of Operations—Market Indicators” are representative of the results of our refineries, each refinery’s realized gross margin on a per barrel basis will differ from the benchmark due to a variety of factors affecting the performance of the relevant refinery to its corresponding benchmark. These factors include the refinery’s actual type of crude oil throughput, product yield differentials and any other factors not reflected in the benchmark refining margins, such as transportation costs, storage costs, credit fees, fuel consumed during production and any product premiums or discounts, as well as inventory fluctuations, timing of crude oil and other feedstock purchases, a rising or declining crude and product pricing environment and commodity price management activities. As discussed in more detail below, each of our refineries, depending on market conditions, has certain feedstock-cost and product-value advantages and disadvantages as compared to the refinery’s relevant benchmark.
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
Other Factors
We currently source our crude oil for Paulsboro and Delaware City on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements with Statoil and Saudi Aramco. Our crude oil supply agreement with Statoil for Paulsboro was terminated effective March 31, 2013, at which time we began to source Paulsboro’s crude oil and feedstocks internally. Our crude oil supply agreement with Statoil for Delaware City was extended by Statoil through December 31, 2015 and we entered into certain amendments to that agreement that are effective through the extended term. In addition, we have a contract with Saudi Aramco to purchase crude oil, and also purchase on the spot market from Saudi Aramco when strategic opportunities arise. We have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. Prior to the termination of the Toledo Crude Oil Acquisition Agreement, our Toledo refinery sourced domestic and Canadian crude oil through similar market purchases through this crude supply contract with MSCG. Subsequently, our Toledo refinery has sourced its crude oil and feedstocks internally. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our Paulsboro and Delaware City refineries access their crude slates from the Delaware River via ship or barge and through our and PBFX's rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries.

Since 2012, we have expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013. Currently, crude delivered to this facility is consumed at our Delaware City refinery. We also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. In 2014, we and PBFX completed a project to expand the Delaware City heavy crude rail unloading terminal capability at the refinery from 40,000 bpd to 80,000 bpd and added additional unloading spots to the dual-loop track light crude rail unloading facility, which increased its unloading capability from 105,000 bpd to 130,000 bpd. These projects bring total rail crude unloading capability up to 210,000 bpd, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains. The Delaware City rail unloading facility, including facilities owned by PBFX, allows our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which we believe may provide significant cost advantages versus traditional Brent-based international crudes.
During 2012 and January 2013, we entered into agreements to lease or purchase 5,900 crude railcars which will enable us to transport crude oil by rail to each of our refineries. A portion of these railcars are now being purchased via the Rail Facility entered into during 2014. Additionally, we have purchased a portion of these railcars and subsequently sold them to a third party, which has leased the railcars back to us for periods of between four and seven years. As of December 31, 2014 and 2013, we have purchased and subsequently leased back 1,403 and 717 railcars, respectively. This transportation flexibility allows our East Coast refineries to process the most cost advantaged crude oil available.
Our operating cost structure is also important to our profitability. Major operating costs include costs relating to employees and contract labor, energy, maintenance and environmental compliance, and renewable fuel credits, known as RINs, required for compliance with the Renewable Fuels Standard. The predominant variable cost is energy, in particular, the price of utilities, natural gas and chemicals.
Our operating results are also affected by the reliability of our refinery operations. Unplanned downtime of our refinery assets generally results in lost margin opportunity and increased maintenance expense. The financial impact of planned downtime, such as major turnaround maintenance, is managed through a planning process that considers such things as the margin environment, the availability of resources to perform the needed maintenance and feed logistics, whereas unplanned downtime does not afford us this opportunity.

Refinery-Specific Information
The following section includes refinery-specific information related to our operations, crude oil differentials, ancillary costs, and local premiums and discounts.
Delaware City Refinery. The benchmark refining margin for the Delaware City refinery is calculated by assuming that two barrels of the benchmark Dated Brent crude oil are converted into one barrel of gasoline and one barrel of heating oil. We calculate this refining margin using the NYH market value of gasoline and heating oil against the market value of Dated Brent crude oil and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Delaware City refinery has a product slate of approximately 53.5% gasoline, 34.5% distillate (consisting of ULSD, marketed as ULSD or low sulfur heating oil, and conventional heating oil), 1% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (4% petroleum coke, 4.5% LPGs and 2.5% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Delaware City revenues are generated off NYH-based market prices.
The Delaware City refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Delaware City refinery processes a slate of primarily medium and heavy, and sour crude oil, which has constituted approximately 65% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we are currently processing a significant volume of price-advantaged crude oil. Our total throughput costs have historically priced at a discount to Dated Brent; and

•
as a result of the heavy, sour crude slate processed at Delaware City, we produce low value products including sulfur and petroleum coke. These products are priced at a significant discount to gasoline, ULSD and heating oil and represent approximately 5% of our total production volume.

Paulsboro Refinery. The benchmark refining margin for the Paulsboro refinery is calculated by assuming that two barrels of the benchmark Dated Brent crude oil are converted into one barrel of gasoline and one barrel of heating oil. We calculate this refining margin using the New York Harbor market value of gasoline and heating oil against the market value of Dated Brent crude oil and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Paulsboro refinery has a product slate of approximately 40% gasoline, 37.5% distillate (comprised of jet fuel, ULSD and heating oil), 4.5% high-value Group I lubricants, with the remaining portion of the product slate comprised of lower-value products (2% petroleum coke, 4% LPGs, 3% fuel oil, 8.5% asphalt and 0.5% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Paulsboro revenues are generated off NYH-based market prices.
The Paulsboro refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Paulsboro refinery has generally processed a slate of primarily medium and heavy, and sour crude oil, which has historically constituted approximately 65% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. We are now also running a significant volume of price advantaged domestic crude oils. These feedstocks historically have priced at a discount to Dated Brent;

•
as a result of the heavy, sour crude slate processed at Paulsboro, we produce low value products including sulfur, petroleum coke and fuel oil. These products are priced at a significant discount to gasoline and heating oil and represent approximately 5% to 7% of our total production volume; and

•	the Paulsboro refinery produces Group I lubricants which, through an extensive production process, have a low volume yield which limits the volume expansion on crude oil inputs.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of benchmark WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of gasoline and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI crude oil and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 51.5% gasoline, 36% distillate (comprised of approximately 52% jet fuel and 48% ULSD), 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (5% LPGs, 2% fuel oil and 0.5% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
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

Results of Operations

The following tables reflect our consolidated financial and operating highlights for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands).

	Year Ended December 31,
	2014	2013	2012
Revenue	$19,828,155	$19,151,455	$20,138,687
Cost of sales, excluding depreciation	18,514,054	17,803,314	18,269,078
	1,314,101	1,348,141	1,869,609
Operating expenses, excluding depreciation	880,701	812,652	738,824
General and administrative expenses	140,150	95,794	120,443
Gain on sale of asset	(895)	(183)	(2,329)
Depreciation and amortization expense	178,996	111,479	92,238
Income from operations	115,149	328,399	920,433
Change in fair value of contingent consideration	—	—	(2,768)
Change in fair value of catalyst leases	3,969	4,691	(3,724)
Interest income (expense), net	(98,001)	(94,214)	(108,629)
Net income	$21,117	$238,876	$805,312

Gross refining margin (1)	$1,314,101	$1,348,141	$1,869,609
Gross margin	267,987	436,867	1,046,598
 ——————————

(1)	See Non-GAAP financial measures below.

Operating Highlights

	Year Ended December 31,
	2014	2013	2012

Key Operating Information
Production (barrels per day in thousands)	452.1	451.0	464.4
Crude oil and feedstocks throughput (barrels per day in thousands)	453.1	452.8	463.2
Total crude oil and feedstocks throughput (millions of barrels)	165.4	165.3	169.5
Gross refining margin, excluding special items, per barrel of throughput (1)	$12.11	$8.16	$11.03
Operating expense, excluding depreciation, per barrel of throughput	$5.34	$4.92	$4.36

Crude and feedstocks (% of total throughput) (2):
Heavy Crude	14%	15%	16%
Medium Crude	44%	42%	47%
Light Crude	33%	35%	28%
Other feedstocks and blends	9%	8%	9%
Total throughput	100%	100%	100%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	47%	46%	47%
Distillates and distillate blendstocks	36%	37%	37%
Lubes	2%	2%	2%
Chemicals	3%	3%	3%
Other	12%	12%	11%
Total yield	100%	100%	100%

(1) See Non-GAAP Financial measures below.
(2) We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with an API gravity between 24° and 35°. We define light crude oil as crude oil with an API gravity higher than 35°.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2014	2013	2012
(dollars per barrel, except as noted)
Dated Brent Crude	$98.95	$108.66	$111.67
West Texas Intermediate (WTI) crude oil	$93.28	$97.99	$94.13
Crack Spreads
Dated Brent (NYH) 2-1-1	$12.92	$12.34	$14.29
WTI (Chicago) 4-3-1	$15.92	$20.09	$27.13
Crude Oil Differentials
Dated Brent (foreign) less WTI	$5.66	$10.67	$17.54
Dated Brent less Maya (heavy, sour)	$13.08	$11.38	$12.04
Dated Brent less WTS (sour)	$11.62	$13.31	$22.95
Dated Brent less ASCI (sour)	$6.49	$6.67	$4.97
WTI less WCS (heavy, sour)	$19.45	$24.62	$21.80
WTI less Bakken (light, sweet)	$5.47	$5.12	$5.77
WTI less Syncrude (light, sweet)	$2.25	$0.63	$0.96
Natural gas (dollars per MMBTU)	$4.26	$3.73	$2.83

2014 Compared to 2013
Overview— Net income for PBF Holding was $21.1 million for the year ended December 31, 2014 compared to $238.9 million for the year ended December 31, 2013.

Our results for the year ended December 31, 2014 were negatively impacted by a non-cash special item consisting of an inventory LCM charge of approximately $690.1 million due to a significant decline in the price of crude oil and refined products during the second half of 2014 into early 2015. Our throughput rates during the year ended December 31, 2014 compared to December 31, 2013 were relatively flat. The throughput rates during 2014 in the Mid-Continent were affected by an approximate 40-day plant-wide planned turnaround completed in the fourth quarter of 2014. On January 31, 2013 there was a brief fire within the fluid catalytic cracking complex at the Toledo refinery that resulted in that unit being temporarily shutdown. The refinery resumed running at planned rates on February 18, 2013. During the fourth quarter of 2013, our Delaware City Refinery was impacted by 40-day planned turnaround of the coker unit. Excluding the impact of the LCM charge of $690.1 million, our results for the year ended December 31, 2014 were positively impacted by higher throughput volumes, favorable movements in certain crude differentials and lower costs related to compliance with the RFS partially offset by unfavorable movements in certain product margins and lower crack spreads in the Mid-Continent, higher energy costs and an impairment charge of $28.5 million.

Revenues— Revenues totaled $19.8 billion for the year ended December 31, 2014 compared to $19.2 billion for the year ended December 31, 2013, an increase of approximately $0.7 billion or 3.5%. For the year ended December 31, 2014, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 325,300 bpd and 127,800 bpd, respectively. For the year ended December 31, 2013, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 310,300 bpd, and 142,500 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2014 compared to 2013 was primarily due to higher run rates, favorable economics and planned downtime at our Delaware City refinery in 2013. The decrease in throughput rates at our Mid-Continent refinery in 2014 compared to 2013 was primarily due to an approximate 40-day plant-wide planned turnaround completed in the fourth quarter of 2014. For the year ended December 31, 2014, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 350,800 bpd and 144,100 bpd, respectively. For the year ended December 31, 2013, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 307,600 bpd and 153,700 bpd, respectively. Total barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $1,314.1 million, or $7.94 per barrel of throughput, (or $2,004.2 million or $12.11 per barrel of throughput excluding the impact of special items) for the year ended December 31, 2014 compared to $1,348.1 million, or $8.16 per barrel of throughput during the year ended December 31, 2013. Gross margin, including refinery operating expenses and depreciation, totaled $268.0 million, or $1.60 per barrel of throughput, for the year ended December 31, 2014, compared to $436.9 million, or $2.64 per barrel of throughput for the year ended December 31, 2013, a decrease of $168.9 million. Excluding the impact of special items, gross margin and gross refining margin increased due to higher throughput rates, favorable movements in certain crude differentials and lower costs of compliance with RFS. Gross margin and gross refining margin were impacted by a non-cash LCM charge of approximately $690.1 million resulting from the significant decrease in crude oil and refined product prices during the second half of 2014 into early 2015.

Average industry refining margins in the U.S. Mid-Continent were generally weaker during the year ended December 31, 2014, as compared to the same period in 2013. The WTI (Chicago) 4-3-1 industry crack spread was approximately $15.92 per barrel or 20.8% lower in the year ended December 31, 2014, as compared to the same period in 2013. While the price of WTI versus Dated Brent and other crude discounts narrowed during the year ended December 31, 2014, our refinery specific crude slate in the Mid-Continent benefited from an improving WTI/Syncrude differential, which averaged a discount of $2.25 per barrel for the year ended December 31, 2014 as compared to $0.63 per barrel in the same period in 2013.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.92 per barrel, or 4.7% higher, in the year ended December 31, 2014, as compared to the same period in 2013. While the WTI/Dated Brent differential was $5.01 lower in the year ended December 31, 2014, as compared to the same period in 2013, the WTI/Bakken differential was $0.35 per barrel more favorable for the same periods. The Dated Brent/Maya differential was approximately $1.70 per barrel more favorable in the year ended December 31, 2014 as compared to the same period in 2013. While a decrease in the WTI/Dated Brent crude differential can unfavorably impact our East Coast refineries, we significantly increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada, which had the overall effect of reducing the cost of crude oil processed at our East Coast refineries and increasing our gross refining margin and gross margin. Additionally, the increase in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a positive impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.

Operating Expenses— Operating expenses totaled $880.7 million, or $5.34 per barrel of throughput, for the year ended December 31, 2014 compared to $812.7 million, or $4.92 per barrel of throughput, for the year ended December 31, 2013, an increase of $68.0 million, or 8.4%. The increase in operating expenses is mainly attributable to an increase of approximately $42.7 million in energy and utilities costs, primarily driven by higher natural gas prices, $13.7 million in increased personnel costs, and $1.9 million in higher outside engineering and consulting fees related to refinery capital and maintenance projects. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $140.2 million for the year ended December 31, 2014, compared to $95.8 million for the year ended December 31, 2013, an increase of $44.4 million or 46.3%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of $43.5 million, mainly related to increases in incentive compensation, headcount, and severance costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the year ended December 31, 2014 was $0.9 million which related to the sale of railcars which were subsequently leased back to us, compared to a gain of $0.2 million for the year ended December 31, 2013, for the sale of railcars.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $179.0 million for the year ended December 31, 2014, compared to $111.5 million for the year ended December 31, 2013, an increase of $67.5 million. The increase was impacted by an impairment charge of $28.5 million related to an abandoned capital project at our Delaware City refinery during the year ended December 31, 2014. In addition, the increase is due to capital projects completed during the year including the expansion of crude rail infrastructure. We also completed turnarounds in late 2013 and early 2014 and other refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $4.0 million for the year ended December 31, 2014, compared to a gain of $4.7 million for the year ended December 31, 2013. This gain relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $98.0 million for the year ended December 31, 2014, compared to $94.2 million for the year ended December 31, 2013, an increase of $3.8 million. The increase in interest expense is primarily due to higher letter of credit fees. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, financing cost associated with the Inventory Intermediation Agreements, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing fees.

Income Tax Expense— As PBF Holding is a limited liability company treated as a "flow-through" entity for income tax purposes our consolidated financial statements do not include a benefit or provision for income taxes for the years ended December 31, 2014 and 2013.
2013 Compared to 2012
Overview—Net income was $238.9 million for the year ended December 31, 2013 compared to $805.3 million for the year ended December 31, 2012.

Our throughput rates during the year ended December 31, 2013 and 2012, were impacted by unplanned downtime at our Toledo refinery and planned downtime at our Delaware City refinery. On January 31, 2013 there was a brief fire within the fluid catalytic cracking complex at the Toledo refinery that resulted in that unit being temporarily shutdown. The refinery resumed running at planned rates on February 18, 2013. During the fourth quarter of 2013, our Delaware City Refinery was impacted by a 40-day planned turnaround of the coker unit. In the first quarter of 2012, the Toledo refinery was impacted by a 30-day turnaround of its hydrocracker, reformer and UDEX units which commenced on March 9, 2012. Our results for the year ended December 31, 2013 were unfavorably impacted by lower crack spreads and the result of unfavorable crude differentials, higher operating expenses due to increased energy costs, repair and restart costs related to the Toledo fire, turnaround at the Delaware City refinery, as well as higher costs of compliance with the Renewable Fuels Standard.
Revenues—Revenues totaled $19.2 billion for the year ended December 31, 2013 compared to $20.1 billion for the year ended December 31, 2012, a decrease of $1.0 billion, or 4.9%. For the year ended December 31, 2013, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 310,300 bpd and 142,500 bpd, respectively. For the year ended December 31, 2012, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 316,000 bpd, and 147,200 bpd, respectively. The decrease in throughput rates at our East Coast refineries in 2013 compared to 2012 was primarily driven by market factors including narrower crude differentials for rail-delivered crude as well as the Delaware City coker unit turnaround which reduced crude run rates during the period. The decrease in throughput rates at our Mid-Continent refinery in 2013 compared to 2012 was primarily due to the refinery's 18-day unplanned down time in the first quarter of 2013, attributable to the fire at the Toledo refinery as described above, as well as refinery maintenance. For the year ended December 31, 2013, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 307,600 bpd and 153,700 bpd, respectively. For the year ended December 31, 2012, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 311,900 bpd and 159,000 bpd, respectively. Total barrels sold at our Mid-Continent refinery are typically higher than throughput rates, reflecting sales and purchases of refined products outside the refinery. Total barrels sold at our East Coast refineries typically reflect inventory movements in addition to throughput rates.
Gross Margin— Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $1,348.1 million, or $8.16 per barrel of throughput, for the year ended December 31, 2013 compared to $1,869.6 million, or $11.03 per barrel of throughput during the year ended December 31, 2012, a decrease of $521.5 million. Gross margin, including refinery operating expenses and depreciation, totaled $436.9 million, or $2.64 per barrel of throughput, for the year ended December 31, 2013, compared to $1,046.6 million, or $6.17 per barrel of throughput, for the year ended December 31, 2013, a decrease of $609.7 million. The decrease in gross refining margin was primarily due to reduced throughput rates, unfavorable movement in crude differentials, and higher costs of compliance with the Renewable Fuels Standard.

Average industry refining margins in the U.S. Mid-Continent were generally weaker during the year ended December 31, 2013, as compared to the same period in 2012. The WTI (Chicago) 4-3-1 industry crack spread was approximately $20.09 per barrel or 25.9% lower in the year ended December 31, 2013, as compared to the same period in 2012. Additionally, the price of WTI versus Syncrude and Bakken decreased in 2013, which negatively impacted our overall cost of crude.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.34 per barrel, or 13.6%, lower in the year ended December 31, 2013, as compared to the same period in 2012. Furthermore, the WTI/Dated Brent differential was $6.87 lower in the year ended December 31, 2013, as compared to the same period in 2012 and the Dated Brent/Maya differential was approximately $0.66 per barrel lower in the year ended December 31, 2013 as compared to the same period in 2012. A decrease in the WTI/Dated Brent crude differential unfavorably impacts our East Coast refineries which have increased shipments of WTI-based crudes from the Bakken and Western Canada. A reduction in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, has a negative impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.
Operating Expenses—Operating expenses totaled $812.7 million, or $4.92 per barrel of throughput, for the year ended December 31, 2013 compared to $738.8 million, or $4.36 per barrel of throughput, for the year ended December 31, 2012, an increase of $73.9 million, or 10.0%. The increase in operating expenses is mainly attributable to an increase of approximately $41.3 million in energy and utilities costs, primarily driven by higher natural gas prices, $11.0 million in increased personnel cost associated with higher headcount attributable to the Delaware rail facility expansion, $8.0 million in repair and restart costs related to the Toledo fire described above, $14.3 million in increased outside engineering and consulting fees related to refinery capital and maintenance projects, and $2.2 million in higher regulatory costs and taxes. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.
General and Administrative Expenses—General and administrative expenses totaled $95.8 million for the year ended December 31, 2013, compared to $120.4 million for the year ended December 31, 2012, a decrease of $24.6 million or 20.5%. The decrease in general and administrative expenses primarily relates to lower employee compensation expense of $30.1 million, partially offset by $7.6 million in higher professional services fees. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets—Gain on sale of assets for the year ended December 31, 2013 was $0.2 million which related to the sale of railcars which were subsequently leased back, compared to a gain of $2.3 million for the year ended December 31, 2012, for the sale of certain equipment at Paulsboro and Delaware City.
Depreciation and Amortization Expense—Depreciation and amortization expense totaled $111.5 million for the year ended December 31, 2013, compared to $92.2 million for the year ended December 31, 2012, an increase of $19.3 million. The increase was principally due to capital projects including the expansion of the crude rail unloading facility completed in the first quarter of 2013 as well as new system implementations at the corporate level during 2012.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $4.7 million for the year ended December 31, 2013, compared to a loss of $3.7 million for the year ended December 31, 2012. The gain or loss relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.

Change in Fair Value of Contingent Consideration— In 2013, there was no change in the fair value of contingent consideration related to the Toledo refinery acquisition and the liability was paid in full in April 2013.

Interest Expense, net— Interest expense totaled $94.2 million for the year ended December 31, 2013, compared to $108.6 million for the year ended December 31, 2012, a decrease of $14.4 million. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil and MSCG, financing cost associated with the Inventory Intermediation Agreements, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing fees. The decrease in interest expense primarily relates to lower interest costs associated with our credit facilities reflecting lower average outstanding borrowings, reduced financing costs related to the termination of the Paulsboro Statoil supply agreement, and the $4.4 million write-off of deferred financing costs in the first quarter of 2012 on debt that was repaid from the proceeds of our Senior Secured Notes.

Income Tax Expense— As PBF Holding is a limited liability company treated as a "flow-through" entity for income tax purposes our consolidated financial statements do not include a benefit or provision for income taxes for the years ended December 31, 2013 and 2012.
Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.
Special Items

The non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. The special items for the periods presented relate to an LCM charge in the fourth quarter of 2014. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined by the LIFO inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write-down the value of inventory to market value in accordance with the GAAP. Although we believe that non-GAAP financial measures excluding the impact of special items provide useful supplemental information to investors regarding the results and performance of our business and allow for more useful period-

over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Gross Refining Margin
Gross refining margin is defined as gross margin excluding depreciation and operating expense related to the refineries. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a better metric comparison for the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for depreciation expense. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as described in the table above.
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

	Year Ended December 31,
	2014		2013		2012
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$267,987	$1.60	$436,867	$2.64	$1,046,598	$6.17
Add: Operating expense	880,701	5.34	812,652	4.92	738,824	4.36
Add: Refinery depreciation expense	165,413	1.00	98,622	0.60	84,187	0.50
Gross refining margin	$1,314,101	$7.94	$1,348,141	$8.16	$1,869,609	$11.03
Special items:
Less: Non-cash LCM inventory adjustment (1)	690,110	4.17	—	—	—	—
Gross refining margin excluding special items	$2,004,211	$12.11	$1,348,141	$8.16	$1,869,609	$11.03
(1) Represents an adjustment to exclude the impact of the LCM charge related to the write-down of the value of inventory at year end.
EBITDA and Adjusted EBITDA
Our management uses EBITDA (earnings before interest, income taxes, depreciation and amortization) and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. The Senior Secured Notes, revolving credit facilities and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and the Revolving Loan. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products and the write down of inventory to the LCM. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2014	2013	2012

Reconciliation of net income to EBITDA:
Net income	$21,117	$238,876	$805,312
Add: Depreciation and amortization expense	178,996	111,479	92,238
Add: Interest expense, net	98,001	94,214	108,629
EBITDA	$298,114	$444,569	$1,006,179
Special Items:
Add: Non-cash LCM inventory adjustment	690,110	—	—
EBITDA excluding special items	$988,224	$444,569	$1,006,179

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$298,114	$444,569	$1,006,179
Add: Stock based compensation	6,095	3,753	2,954
Add: LCM adjustment	690,110	—	—
Add: Non-cash change in fair value of catalyst lease obligations	(3,969)	(4,691)	3,724
Add: Non-cash change in fair value of contingent consideration	—	—	2,768
Add: Non-cash change in fair value of inventory repurchase obligations	—	(12,985)	9,271
Add: Non-cash deferral of gross profit on finished product sales	—	(31,329)	19,177
Adjusted EBITDA	$990,350	$399,317	$1,044,073

Liquidity and Capital Resources
Overview
Our primary source of liquidity is our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries capital expenditure, working capital, distribution payments and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We believe we could, during periods of economic downturn, access the capital markets and/or other available financial resources or reduce our capital and discretionary expenditure plans to strengthen our financial position. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $495.7 million for the year ended December 31, 2014 compared to net cash provided by operating activities of $311.3 million for the year ended December 31, 2013. Our operating cash flows for the year ended December 31, 2014 included our net income of $21.1 million, plus net non-cash charges relating to an LCM adjustment of $690.1 million, depreciation and amortization of $186.4 million, pension and other post retirement benefits costs of $22.6 million, and stock-based compensation of $6.1 million, partially offset by the change in the fair value of our inventory repurchase obligations of $93.2 million, changes in the fair value of our catalyst lease of $4.0 million, and gain on sale of assets of $0.9 million. In addition, net changes in working capital reflected uses of cash of $332.5 million driven by timing of inventory purchases and collections of accounts receivables as well as payments associated with the terminations of the MSCG offtake and Statoil supply agreements. Our operating cash flows for the year ended December 31, 2013 included our net income of $238.9 million, plus net non-cash charges relating to depreciation and amortization of $118.0 million, pension and other post retirement benefits of $16.7 million and stock-based compensation of $3.8 million, partially offset by the change in the fair value of our inventory repurchase obligations of $20.5 million, changes in the fair value of our catalyst lease of $4.7 million, and gain on sales of assets of $0.2 million. In addition, net changes in working capital reflected uses of cash of $40.7 million in cash driven by increases in hydrocarbon purchases and sales volumes and their associated impact on inventory, accounts receivable, and hydrocarbon-related liabilities.
Net cash provided by operating activities was $311.3 million for the year ended December 31, 2013 compared to net cash provided by operating activities of $793.4 million for the year ended December 31, 2012. Our operating cash flows for the year ended December 31, 2012 included our net income of $805.3 million, plus net non-cash charges relating to depreciation and amortization of $97.7 million, pension and other post retirement benefits of $12.7 million, change in the fair value of our catalyst lease and the Toledo contingent consideration obligations of $6.5 million, change in the fair value of our inventory repurchase obligations of $4.6 million, the write-off of unamortized deferred financing fees related to retired debt of $4.4 million and stock-based compensation of $3.0 million, partially offset by a gain on sales of assets of $2.3 million. In addition, net changes in working capital reflected uses of cash of $138.5 million in cash driven by increases in hydrocarbon purchases and sales volumes and their associated impact on inventory, accounts receivable, and hydrocarbon-related liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $422.7 million for the year ended December 31, 2014 compared to net cash used in investing activities of $313.3 million for the year ended December 31, 2013. The net cash flows used in investing activities for the year ended December 31, 2014 was comprised of capital expenditures totaling $470.5 million, expenditures for turnarounds of $137.7 million, and expenditures for other assets of $17.3 million, partially offset by $202.7 million in proceeds from the sale of railcars. The net cash flows used in investing activities for the year ended December 31, 2013 was comprised of capital expenditures totaling $318.4 million, expenditures for turnarounds of $64.6 million, primarily at our Toledo refinery and expenditures for other assets of $32.7 million, slightly offset by $102.4 million in proceeds from the sale of assets.

Net cash used in investing activities was $313.3 million for the year ended December 31, 2013 compared to net cash used in investing activities of $219.3 million for the year ended December 31, 2012. Net cash used in investing activities for the year ended December 31, 2012 consisted primarily of the capital expenditures totaling $175.9 million, primarily at our Toledo refinery, expenditures for turnarounds of $38.6 million, primarily at our Toledo refinery and expenditures for other assets of $8.2 million, slightly offset by $3.4 million in proceeds from the sale of assets.
Cash Flows from Financing Activities
Net cash provided by financing activities was $68.5 million for the year ended December 31, 2014 compared to net cash used of $175.3 million for the year ended December 31, 2013. For the year ended December 31, 2014, net cash provided by financing activities consisted primarily of capital contributions of $328.7 million, proceeds from intercompany note payable of $90.6 million, and net proceeds from the Rail Facility of $37.3 million, partially offset by distributions to members of $361.4 million, net repayments of the Revolving Loan of $15.0 million and $11.7 million for deferred financing costs and other. For the year ended December 31, 2013, net cash used in financing activities consisted primarily of distributions of $215.8 million, payments of contingent consideration related to the Toledo acquisition of $21.4 million and $1.0 million for deferred financing costs and other, partially offset by $31.8 million of proceeds from intercompany notes payable, $15.0 million of net proceeds from revolver borrowings, $14.3 million in proceeds from sale of catalyst, and $1.8 million of proceeds from members' capital contributions.
Net cash used in financing activities was $175.3 million for the year ended December 31, 2013 compared to net cash used in financing activities of $370.0 million for the year ended December 31, 2012. For the year ended December 31, 2012, cash used in financing activities consisted primarily of repayments of $484.6 million of long-term debt, net repayments on the ABL credit facility of $270.0 million, a contingent consideration payment related to the Toledo acquisition of $103.6 million, cash distributions to PBF LLC's members of $161.0 million and $26.1 million for deferred financing costs and other, partially offset by net proceeds from the Senior Secured Notes offering of $665.8 million and proceeds of $9.5 million from the Paulsboro catalyst lease.
Senior Secured Notes
On February 9, 2012, PBF Holding and its wholly-owned subsidiary, PBF Finance Corporation, issued $675.5 million aggregate principal amount of 8.25% Senior Secured Notes due 2020. The net proceeds from the offering of approximately $665.8 million were used to repay our Paulsboro Promissory Note in the amount of $150.6 million, our Term Loan Facility in the amount of $123.8 million, our Toledo Promissory Note in the amount of $181.7 million, and to reduce indebtedness under the Revolving Loan.
The Senior Secured Notes are secured on a first-priority basis by substantially all of the present and future assets of PBF Holding and its subsidiaries (other than assets securing the Revolving Loan). As of December 31, 2013, payment of the Senior Secured Notes is jointly and severally guaranteed by substantially all of PBF Holding’s subsidiaries. PBF Holding has optional redemption rights to repurchase all, or a portion, of the Senior Secured Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the Senior Secured Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the indenture agreement. In addition, the Senior Secured Notes contain covenant restrictions limiting certain types of additional debt, equity issuances, and payments.
Credit Facilities
Revolving Loan
In March, August, and September 2012, we amended the Revolving Loan to increase the aggregate size from $500.0 million to $965.0 million, respectively. In addition, the Revolving Loan was amended and restated on October 26, 2012 to increase the maximum availability to $1.375 billion, extend the maturity date to October 26, 2017 and amend the borrowing base to include non-U.S. inventory. The agreement was expanded again in December 2012 and November 2013 to increase the maximum availability from $1.375 billion to $1.610 billion. On August

15, 2014, the agreement was expanded again to, among other things, increase the maximum availability to $2.5 billion and the maturity has been extended to August 2019. The amended and restated Revolving Loan includes an accordion feature which allows for aggregate commitments of up to $2.75 billion. The commitment fees on the unused portions, the interest rate on advances and the fees for letters of credit were also reduced. On an ongoing basis, the Revolving Loan is available to be used for working capital and other general corporate purposes.
The Revolving Loan contains customary covenants and restrictions on the activities of PBF Holding and its subsidiaries, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt; distributions, dividends and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of our business or our fiscal year; the ability to amend the terms of the Senior Secured Notes facility documents; and sale and leaseback transactions.
As of December 31, 2014, the Revolving Loan provided for borrowings of up to an aggregate maximum of $2.5 billion, a portion of which was available in the form of letters of credit. The amount available for borrowings and letters of credit under the Revolving Loan is calculated according to a “borrowing base” formula based on (1) 90% of the book value of eligible accounts receivable with respect to investment grade obligors plus (2) 85% of the book value of eligible accounts receivable with respect to non-investment grade obligors plus (3) 80% of the cost of eligible hydrocarbon inventory plus (4) 100% of cash and cash equivalents in deposit accounts subject to a control agreement. The borrowing base is subject to customary reserves and eligibility criteria and in any event cannot exceed $2.5 billion.

Advances under the Revolving Loan plus all issued and outstanding letters of credit may not exceed the lesser of $2.5 billion or the borrowing base, as defined in the agreement. The Revolving Loan can be prepaid at any time without penalty. Interest on the Revolving Loan is payable quarterly in arrears, at the option of PBF Holding, either at the Alternate Base Rate plus the Applicable Margin, or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. PBF Holding is required to pay a LC Participation Fee, as defined in the agreement, on each outstanding letter of credit issued under the Revolving Loan ranging from 1.25% to 2.0% depending on the Company's debt rating, plus a Fronting Fee equal to 0.25%. As of December 31, 2014, there were no outstanding borrowings under the Revolving Loan. Additionally, we had $400.3 million in standby letters of credit issued and outstanding as of that date.

The Revolving Loan has a financial covenant which requires that if at any time Excess Availability, as defined in the agreement, is less than the greater of (i) 10% of the lesser of the then existing borrowing base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100.0 million, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100.0 million for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the agreement and determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0. PBF Holding was in compliance with this covenant as of December 31, 2014.

PBF Holding’s obligations under the Revolving Loan (a) are guaranteed by PBF LLC, PBF Finance, and each of our domestic operating subsidiaries, and (b) are secured by a lien on (x) PBF LLC’s equity interest in PBF Holding and (y) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral), all accounts receivable, all hydrocarbon inventory (other than the intermediate and finished products owned by J.Aron pursuant to the Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise relating to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations, and all products and proceeds of the foregoing.

Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail, an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of Eligible Railcars, as defined in the agreement, before December 2015.
The amount available to be advanced under the Rail Facility equals 70.0% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement. On the first anniversary of the closing, the advance rate adjusts automatically to 65.0%. The Rail Facility matures on March 31, 2016 and all outstanding advances must be repaid at that time. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.

As of December 31, 2014, there was $37.3 million outstanding under the Rail facility.
Cash Balances
As of December 31, 2014, our cash and cash equivalents totaled $218.4 million. We also had $1.5 million in restricted cash, which was included within deferred charges and other assets, net on our balance sheet.
Liquidity
As of December 31, 2014, our total liquidity was approximately $960.5 million, compared to total liquidity of approximately $615.9 million as of December 31, 2013. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan.
Working Capital
Working capital for PBF Holding at December 31, 2014 was $429.3 million, consisting of $1,907.3 million in total current assets and $1,478.0 million in total current liabilities. Working capital at December 31, 2013 was $542.0 million, consisting of $2,175.0 million in total current assets and $1,633.0 million in total current liabilities.

Crude and Feedstock Supply Agreements
We have acquired crude oil for our Paulsboro and Delaware City refineries under supply agreements whereby Statoil generally purchased the crude oil requirements for each refinery on our behalf and under our direction. Our agreement with Statoil for Paulsboro was terminated effective March 31, 2013, at which time we began to source Paulsboro’s crude oil and feedstocks internally. We amended our agreement with Statoil for Delaware City in 2012 and the term was extended by Statoil through December 31, 2015. Statoil generally provides transportation and logistics services, risk management services and holds title to the crude oil until we purchase it as it enters the refinery process units. Under the Statoil agreements, the amount of crude oil we own and the time we are exposed to market fluctuations is substantially reduced. Under generally accepted accounting principles we record the inventory owned by Statoil on our behalf as inventory with a corresponding accrued liability on our balance sheet because we have risk of loss while the Statoil inventory is in our storage tanks and because we have an obligation to repurchase Statoil’s inventory upon termination of the agreements at the then market value. Additionally, for our purchases of Saudi crude oil under our agreement with Saudi Aramco, similar to our purchases of other foreign waterborne crudes, we posted letters of credit and arranged for shipment. We paid for the crude when we were invoiced and the letters of credit were lifted.
We had a similar supply agreement with MSCG, which was terminated effective July 31, 2014, to supply the crude oil requirements for our Toledo refinery, under which we took title to MSCG’s crude oil at certain interstate pipeline delivery locations. Payment for the crude oil under the Toledo supply agreement was due three days after it was processed by us or sold to third parties. We did not have to post letters of credit for these purchases and the Toledo supply agreement allowed us to price and pay for our crude oil as it was processed, which reduced the time we were exposed to market fluctuations. We recorded an accrued liability at each period-end for the amount we owed MSCG for the crude oil that we owned but had not processed. Subsequent to the term of the MSCG supply agreement, we have sourced all of our Toledo crude oil needs internally, which has increased the volumes of crude oil we own.
In connection with the crude and feedstock supply agreements for our Delaware City refinery and formerly for the Paulsboro refinery, Statoil also purchases the refineries production of certain feedstocks or purchases feedstocks from third parties on the refineries' behalf. Legal title to the feedstocks is held by Statoil and stored in the refineries’ storage tanks until they are needed for further use in the refining process. At that time, the feedstocks are drawn out of the storage tanks and purchased by the refineries. These purchases and sales are netted at cost and reported within cost of sales. The feedstock inventory owned by Statoil remains on our balance sheet with a corresponding accrued liability.
At December 31, 2014, the LIFO value of crude oil and feedstocks owned by Statoil included within inventory on our balance sheet was $61.1 million. The corresponding accrued liability for such crude oil and feedstocks was $61.1 million at that date.
Inventory Intermediation Agreements

We entered into two separate Inventory Intermediation Agreements with J. Aron on June 26, 2013 which commenced upon the termination of the product offtake agreements with MSCG. Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to certain of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into our tanks at the refineries. Inventory held outside the refineries may be purchased and owned by J. Aron under the Inventory Intermediation Agreements upon the agreement of both parties. Furthermore, J. Aron agrees to sell the intermediate and finished products back to us as they are discharged out of the refineries' tanks (or other locations outside the refineries as agreed upon by both parties). We currently market and sell the finished products independently to third parties. We entered into the Inventory Intermediation Agreements for the purpose of managing the Products inventory at the Delaware City and Paulsboro refineries. They provide us with financial flexibility and improve our liquidity by allowing us to monetize Products inventory in our tanks as they are produced prior to being sold to third parties.
At December 31, 2014, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $255.5 million. We accrue a corresponding liability for such intermediates and finished products.
Capital Spending

Net capital spending was $422.7 million for the year ended December 31, 2014, which primarily included safety related enhancements and facility improvements at the refineries and the expansion of the rail unloading facilities at our Delaware City refinery. Included in our capital expenditures are costs related to the approximately 40-day plant-wide turnaround at our Toledo refinery completed in the fourth quarter of 2014, as well as the purchases of owned railcars.
We are pursuing capital project opportunities designed to increase the profitability of our Toledo refinery. These projects are expected to improve crude sourcing and flexibility, further diversify our product sales into higher margin chemicals and improve the ULSD and total liquid yield from the Toledo refinery. We spent approximately $85.5 million through December 31, 2014 related to these capital projects.
We currently expect to spend an aggregate of approximately between $175.0 to $200.0 million in net capital expenditures during 2015 for facility improvements and refinery maintenance and turnarounds.

Contractual Obligations and Commitments
The following table summarizes our material contractual payment obligations as of December 31, 2014:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (a)	$749,329	$—	$73,829	$—	$675,500
Interest payments on debt facilities (a)	309,155	57,197	112,636	111,458	27,864
Delaware Economic Development Authority Loan (b)	—	—	—	—	—
Operating Leases (c)	408,030	79,744	146,778	114,947	66,561
Purchase obligations (d):
Crude Supply and Inventory Intermediation Agreements	253,549	253,549	—	—	—
Other Supply and Capacity Agreements	460,762	84,378	99,844	79,781	196,759
Minimum volume commitments with PBFX (e)	935,509	123,320	246,640	246,640	318,909
Construction obligations	31,452	31,452	—	—	—
Environmental obligations (f)	15,502	2,489	1,626	1,561	9,826
Pension and post-retirement obligations (g)	123,178	9,418	14,510	21,535	77,715
Total contractual cash obligations	$3,286,466	$641,547	$695,863	$575,922	$1,373,134

(a) Long-term Debt and Interest Payments on Debt Facilities
Long-term obligations represent (i) the repayment of the outstanding borrowings under the Revolving Loan; (ii) the repayment of indebtedness incurred in connection with the Senior Secured Notes; and (iii) the repayment of our catalyst lease obligations on their maturity dates.
Interest payments on debt facilities include cash interest payments on the Senior Secured Notes, catalyst lease obligations, Rail Facility, plus cash payments for the commitment fee on the unused Revolving Loan and letter of credit fees on the letters of credit outstanding at December 31, 2014. With the exception of our catalyst leases and outstanding borrowings on the Rail Facility, we have no long-term debt maturing before 2020 as of December 31, 2014.

(b) Delaware Economic Development Authority Loan
The Delaware Economic Development Authority Loan converts to a grant in tranches of $4.0 million annually, starting at the one year anniversary of the Delaware City refinery’s “certified re-start date” provided we meet certain criteria, all as defined in the loan agreement. We expect that we will meet the requirements to convert the loan to a grant and that we will ultimately not be required to repay the $20.0 million loan. Our Delaware Economic Development Authority Loan is further explained in the Delaware Economic Development Authority Loan footnote in our consolidated financial statements, “Item 8. Financial Statements and Supplementary Data.”

(c) Operating Leases
We enter into operating leases in the normal course of business, some of these leases provide us with the option to renew the lease or purchase the leased item. Future operating lease obligations would change if we chose to exercise renewal options and if we enter into additional operating lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations. The variable component could be significant. Our operating lease obligations are further explained in the Commitments and Contingencies footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.” We have entered into agreements to lease or purchase 5,900 crude railcars which will enable us to transport this crude to each of our refineries. Any such leases will commence as the railcars are delivered. Of the 5,900 crude railcars, during 2014 we purchased 1,403 railcars, and subsequently sold them to third parties, which has leased the railcars back to us for periods of between four and seven years.

(d) Purchase Obligations
We have obligations to repurchase crude oil, feedstocks, certain intermediates and refined products under separate crude supply and inventory intermediation agreements with J. Aron and Statoil as further explained at the Summary of Significant Accounting Policies, Inventories and Accrued Expenses footnotes to our financial statements, “Item 8. Financial Statements and Supplementary Data.”
Payments under Other Supply and Capacity Agreements include contracts for the supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2014.

(e) Minimum commitments with PBFX
 We have minimum obligations under our commercial agreements entered into with PBFX. PBFX receives, handles and transfers crude oil and receives, stores and delivers crude oil, refined products and intermediates from sources located throughout the United States and Canada in support of our three refineries. Refer to Note 11 "Related Party Transactions" of our Notes to Consolidated Financial Statements for a detailed explanation of each of these agreements.
Included in the table above are our obligations related to the minimum commitments required under these commercial agreements. Any incremental volumes above any minimums throughput under these agreements would increase our obligations. Our obligation with respect to the Toledo Tank Farm Storage and Terminaling Agreement is based on the maximum shell capacity of the storage tanks.

(f) Environmental Obligations
In connection with the Paulsboro acquisition, we assumed certain environmental remediation obligations to address existing soil and groundwater contamination at the site and recorded as a liability in the amount of $10.5 million which reflects the present value of the current estimated cost of the remediation obligations assumed based on investigative work to-date. The undiscounted estimated costs related to these environmental remediation obligations were $15.5million as of December 31, 2014.
In connection with the acquisition of the Delaware City assets, the prior owners remain responsible, subject to certain limitations, for certain pre-acquisition environmental obligations, including ongoing soil and groundwater remediation at the site.
In connection with the Delaware City assets and Paulsboro refinery acquisitions, we, along with the seller, purchased two individual ten-year, $75.0 million environmental insurance policies to insure against unknown environmental liabilities at each site.

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

(g) Pension and Post-retirement Obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained at the Employee Benefit Plans footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.”

Tax Receivable Agreement Obligations
PBF Energy used a portion of the proceeds from our IPO to purchase PBF LLC Series A Units from the the members of PBF LLC other than PBF Energy. In addition, the members of PBF LLC other than PBF Energy may (subject to the terms of the exchange agreement) exchange their PBF LLC Series A Units for shares of Class A common stock of PBF Energy on a one-for-one basis. As a result of both the purchase of PBF LLC Series A Units and subsequent secondary offerings and exchanges, PBF Energy is entitled to a proportionate share of the existing tax basis of the assets of PBF LLC. Such transactions have resulted in increases in the tax basis of the assets of PBF LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that PBF Energy would otherwise be required to pay in the future. These increases in tax basis have reduced the amount of the tax that PBF Energy would have otherwise been required to pay and may also decrease gains (or increase losses) on the future disposition of certain capital assets to the extent tax basis is allocated to those capital assets. PBF Energy entered into a tax receivable agreement with the current and former members of PBF LLC other than PBF Energy that provides for the payment by PBF Energy to such members of 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of PBF Energy and not of PBF Holding or any of its subsidiaries.
PBF Energy expects to obtain funding for these payments by causing its subsidiairies to make cash distributions to PBF LLC, which, in turn, will distribute such amounts, generally as tax distributions, on a pro-rata basis to its owners, which as of December 31, 2014 include the members of PBF LLC other than PBF Energy holding a 10.1% interest and PBF Energy holding a 89.9% interest. The members of PBF LLC other than PBF Energy may continue to reduce their ownership in PBF LLC by exchanging their PBF LLC Series A Units for shares of PBF Energy Class A common stock. Such exchanges may result in additional increases in the tax basis of PBF Energy’s investment in PBF LLC and require PBF Energy to make increased payments under the tax receivable agreement. Required payments under the tax receivable agreement also may increase or become accelerated in certain circumstances, including certain changes of control.
The Contractual Obligations and Commitments Table above does not include tax distributions or other distributions that we expect to make on account of PBF Energy’s obligations under the tax receivable agreement that PBF Energy entered into with the members of PBF LLC other than PBF Energy in connection with PBF Energy’s initial public offering.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2014, other than outstanding letters of credit in the amount of approximately $400.3 million.
During 2014, in aggregate we sold 1,403 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements have varying terms from five to seven years. We received an aggregate cash payment for the railcars of approximately $202.7 million and expect to make payments totaling $120.9 million over the term of the lease for these railcars.
During the year ended December 31, 2014, we had additional railcar leases outstanding with terms of up to 10 years. We expect to make lease payments of $115.7 million over the remaining term of these additional agreements.
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
Prior to July 1, 2013, the Company’s Paulsboro and Delaware City refineries sold light finished products, certain intermediates and lube base oils to MSCG under product offtake agreements with each refinery (the “Offtake Agreements”). On a daily basis, MSCG purchased and paid for the refineries’ production of light finished products as they were produced, delivered to the refineries’ storage tanks, and legal title passes to MSCG. Revenue on these product sales was deferred until they were shipped out of the storage facility by MSCG.
Under the Offtake Agreements, the Company’s Paulsboro and Delaware City refineries also entered into purchase and sale transactions of certain intermediates and lube base oils whereby MSCG purchased and paid for the refineries’ production of certain intermediates and lube products as they were produced and legal title passed to MSCG. The intermediate products were held in the refineries’ storage tanks until they were needed for further use in the refining process. The intermediates may also have been sold to third parties. The refineries had the right to repurchase lube products and do so to supply other third parties with that product. When the refineries needed intermediates or repurchase lube products, the products were drawn out of the storage tanks, title passed back to the refineries and MSCG was paid for those products. These transactions occurred at the daily market price for the related products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refineries to MSCG. Inventory remained at cost and the net cash receipts result in a liability that was recorded at market price for the volumes held in storage with any change in the market price being recorded in costs of sales. The liability represents the amount the Company expected to pay to repurchase the volumes held in storage.
While MSCG had legal title, it had the right to encumber and/or sell these products and any such sales by MSCG result in sales being recognized by the refineries when products were shipped out of the storage facility. As the exclusive vendor of intermediate products to the refineries, MSCG had the obligation to provide the intermediate products to the refineries as they were needed. Accordingly, sales by MSCG to others were limited and only made with the Company or its subsidiaries’ approval.
As of July 1, 2013, the Company terminated the Offtake Agreements for the Company’s Paulsboro and Delaware City refineries. The Company entered into two separate Inventory Intermediation Agreements with J. Aron on June 26, 2013 which commenced upon the termination of the Offtake Agreements.

Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to all of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the Company's tanks at the refineries. All purchase and sale transactions under the Inventory Intermediation Agreements are consummated at a benchmark market price adjusted for a specified product type differential. The sale and purchase transactions under the Inventory Intermediation Agreements are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes to J. Aron. The Products inventory remains on our balance sheet at cost and the net cash receipts result in a liability that is recorded at market price for the volume of Products inventory held in our refineries’ storage tanks with any change in the market price recorded in costs of sales.
Furthermore, J. Aron agrees to sell the Products back to the Company as the Products are discharged out of the refineries' tanks. J. Aron has the right to store the Products purchased in the Company's tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. Inventory held outside the refineries may be owned by the Company or by J. Aron under the Inventory Intermediation Agreements. The Company will market and sell the Products independently to third parties.
Our Delaware City refinery sells and purchases feedstocks under a supply agreement primarily with Statoil. Statoil purchases the refinery’s production of certain feedstocks or purchases feedstocks from third parties on the refinery’s behalf. Legal title to the feedstocks is held by Statoil and the feedstocks are held in the refinery’s storage tanks until they are needed for further use in the refining process. At that time the feedstocks are drawn out of the storage tanks and purchased by us. These purchases and sales are settled monthly at the daily market prices related to those feedstocks. These transactions are considered to be made in the contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the refinery to the counterparty. Inventory remains at cost and the net cash receipts result in a liability. The Statoil crude supply agreement with Paulsboro terminated effective March 31, 2013, at which time we began to purchase from Statoil the feedstocks owned by them at that date that had been purchased on our behalf.
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method.
Our Delaware City refinery acquires a portion of its crude oil from Statoil under our crude supply agreement whereby we take title to the crude oil as it is delivered to our processing units. We have risk of loss while the Statoil inventory is in our storage tanks. We are obligated to purchase all of the crude oil held by Statoil on our behalf upon termination of the agreements. As a result of the purchase obligations, we record the inventory of crude oil and feedstocks in the refinery’s storage facilities. The purchase obligations contain derivatives that change in value based on changes in commodity prices. Such changes are included in our cost of sales. Our agreement with Statoil for Paulsboro terminated effective March 31, 2013, at which time we began to source crude oil and feedstocks internally.
Prior to July 31, 2014, our Toledo refinery acquired substantially all of its crude oil from MSCG under a crude oil acquisition agreement whereby we took legal title to the crude oil at certain interstate pipeline delivery locations. We recorded an accrued liability at each period-end for the amount we owed MSCG for the crude oil that we owned but had not processed. The accrued liability was based on the period-end market value, as it represented our best estimate of what we would pay for the crude oil. We terminated this crude oil acquisition agreement effective July 31, 2014 and began to source our crude oil needs internally.
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

Deferred Turnaround Costs
Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are capitalized when incurred and amortized on a straight-line basis over the period of time estimated until the next turnaround occurs (generally three to five years).
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
All derivative instruments that are not designated as normal purchases or sales are recorded in our balance sheet as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized in income. Contracts qualifying for the normal purchases and sales exemption are accounted for upon settlement. Prior to June 30, 2011 we did not apply hedge accounting to any of our derivative instruments. Effective July 1, 2011, we elected fair value hedge accounting for certain derivatives associated with our inventory repurchase obligations.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidations (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
Iran Sanctions Compliance Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it may include any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Neither we nor any of our affiliates or subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the reporting period.

Funds affiliated with Blackstone were holders of approximately 3.5% of the outstanding voting interests of PBF Energy as of December 31, 2014 and in 2014 had nominated certain former directors on PBF Energy's board of directors. Accordingly, Blackstone may have been deemed an “affiliate” of PBF Energy, as that term is defined in Exchange Act Rule 12b-2, during part of 2014.  We received notice from Blackstone that it has included the disclosures described below in its SEC filings pursuant to ITRA regarding one of its portfolio companies that may be deemed to be affiliates of Blackstone. Because of the broad definition of “affiliate” in Exchange Act Rule 12b-2, these portfolio companies of Blackstone, through Blackstone's ownership of PBF Energy, may also have been deemed to be affiliates of ours.  We have not independently verified the disclosures described in the following paragraphs.

We have received notice from Blackstone that Travelport Limited (“Travelport“), as part of their global business in the travel industry, provide certain passenger travel-related GDS and Technology Services to Iran Air and certain Technology Services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, Travelport intends to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, including changes in commodity prices and interest rates. Our primary commodity price risk is associated with the difference between the prices we sell our refined products and the prices we pay for crude oil and other feedstocks. We may use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, natural gas, interest rates, or to capture market opportunities.

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
Certain of our crude and feedstock supply agreements and products offtake agreements, reduce the time we are exposed to market price fluctuations. For example, our crude and feedstock supply agreement with Statoil allows us to take title to and price our crude oil at locations in close proximity to our refinery, as opposed to the crude oil origination point. The crude supply agreement with MSCG for our Toledo refinery that was terminated effective July 31, 2014 allowed us to price and pay for our crude oil as it was processed at that refinery. In addition, the products offtake agreements with MSCG for our Delaware City and Paulsboro refineries that were terminated effective July 1, 2013, allowed us to sell our light finished products, certain intermediates and lube base oils as they were produced. Subsequent to termination of the MSCG products offtake agreements, we independently sell and market our refined products to customers on the spot market or through term agreements.
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
At December 31, 2014 and 2013, we had gross open commodity derivative contracts representing 49.3 million barrels and 43.2 million barrels, respectively, with an unrealized net gain (loss) of $31.2 million and $(19.4) million, respectively. The open commodity derivative contracts as of December 31, 2014 expire at various times during 2015.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 18.6 million barrels and 13.9 million barrels at December 31, 2014 and December 31, 2013, respectively. The average cost of our hydrocarbon inventories was approximately $94.29 and $101.65 per barrel on a LIFO basis at December 31, 2014 and December 31, 2013, respectively, excluding the impact of the LCM charge of approximately $690.1 million in 2014. During the second half of 2014, the market prices declined to a level below our average cost and we wrote down the carrying value of our hydrocarbon inventories to market.
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

Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

Interest Rate Risk
During 2013, we amended the terms of our Revolving Loan to increase the size of our asset-based revolving credit facility from $1.575 billion to $1.610 billion. On August 15, 2014, we amended and restated the terms of our Revolving Loan to further increase the maximum availability of our facility from $1.610 billion to $2.50 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the Revolving Loan. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative

Base Rate Loans, depending on the Company's debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by $25.0 million annually.

In addition, we entered into the Rail Facility in 2014 which bears interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $2.5 million change in our interest expense, assuming the $250.0 million available under the Rail Facility were fully drawn.

We also have interest rate exposure in connection with our Statoil crude oil agreement and J. Aron Inventory Intermediation Agreements under which we pay a time value of money charge based on LIBOR.

Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Concentration Risk
For the year ended December 31, 2014, no single customer accounted for 10% or more of our total sales. MSCG and Sunoco accounted for 29% and 10%, respectively, of our total sales for the year ended December 31, 2013.
No single customer acounted for 10% or more of our total trade accounts receivable as of December 31, 2014. Sunoco accounted for 10% of accounts receivable as of December 31, 2013.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, we conclude that as of December 31, 2014, the Company’s internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as permitted by Item 308(b) of Regulation S-K for non-accelerated filers.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III
Explanatory Note:
We are a limited liability company wholly owned and controlled by PBF LLC. PBF Energy is the sole managing member of PBF LLC. Our directors and executive officers are the executive officers of PBF Energy. The compensation paid to these executive officers is for services provided to both entities (i.e., they are not separately compensated for their services as an officer or director of PBF Holding). PBF Holding does not file a proxy statement. If the information were required it would be identical (other than as expressly set forth below) to the information contained in Items 10, 11, 12, 13 and 14 of Annual Report on Form 10-K of PBF Energy that will appear in the Proxy Statement of PBF Energy furnished to its stockholders in connection with its 2015 Annual Meeting. Such information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
Directors and Executive Officers of PBF Holding
The following is a list of our directors and executive officers as of March 23, 2015:

Name	Age	Position
Thomas J. Nimbley	63	Chief Executive Officer and Director
Matthew C. Lucey	41	President and Director
Erik Young	38	Senior Vice President, Chief Financial Officer
Jeffrey Dill	53	Senior Vice President, General Counsel and Director
Thomas L. O'Connor	42	Senior Vice President, Co-Head of Commercial
Todd O'Malley	41	Senior Vice President
Herman Seedorf	63	Senior Vice President of Refining
Paul Davis	53	Vice President, Co-Head of Commercial
Messrs. Nimbley, Lucey and Dill serve as the sole directors of PBF Holding and PBF Finance. We believe that each of their experience as executive officers of PBF Holding make them qualified to serve as its directors.
Thomas J. Nimbley has served on the Board of Directors of PBF Energy since October 2014 and on our Board of Directors since October 2012 and during the period from April 2010 to January 2011. He has served as our and PBF Energy's Chief Executive Officer since June 2010 and was Executive Vice President, Chief Operating Officer from March 2010 through June 2010. In his capacity as Chief Executive Officer, Mr. Nimbley also serves as a director and the Chief Executive Officer of our subsidiaries and our affiliates, including PBF GP. Prior thereto, he served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company ("Phillips") and subsequently Senior Vice President and head of Refining for ConocoPhillips ("ConocoPhillips") domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco in September 2001, Mr. Nimbley served in various positions with Tosco Corporation ("Tosco") and its subsidiaries starting in April 1993.
Matthew C. Lucey has served as our and PBF Energy's President effective January 2015 and was Executive Vice President from April 2014 to December 2014. Mr. Lucey served as Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as Vice President, Finance in April 2008. Mr. Lucey has also served as one of our directors since joining us. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. While at M.E. Zukerman & Co., Mr. Lucey participated in all aspects of the firm’s energy investment activities and served on the Management Committee of Penreco, a manufacturer of specialty petroleum products; Cortez Pipeline Company, a 500 mile CO2 pipeline; and Venture Coke Company, a merchant petroleum coke calciner. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
Erik Young has served as our and PBF Energy's Senior Vice President and Chief Financial Officer since April 2014 after joining us in December 2010 as Director, Strategic Planning where he was responsible for both corporate development and capital markets initiatives. Prior to joining the Company, Mr. Young spent eleven years in corporate finance, strategic planning and mergers and acquisitions roles across a variety of industries. He began his career in investment banking before joining J.F. Lehman & Company, a private equity investment firm, in 2001.
Jeffrey Dill has served as our and PBF Energy's Senior Vice President, General Counsel and Secretary and director since May 2010 and from March 2008 until September 2009. Mr. Dill served on our Board of Directors since May 2010. Mr. Dill previously served as Senior Vice President, General Counsel and Secretary for Maxum Petroleum, Inc., a national marketer and logistics company for petroleum products, from September 2009 to May 2010 and as Consulting General Counsel and Secretary for NTR Acquisition Co., a special purpose acquisition company focused on downstream energy opportunities, from April 2007 to February 2008. Previously he served as Vice President, General Counsel and Secretary at Neurogen Corporation, a drug discovery and development company, from March 2006 to December 2007. Mr. Dill has close to 20 years experience providing legal support to refining, transportation and marketing organizations in the petroleum industry, including positions at Premcor Inc. ("Premcor"), ConocoPhillips, Tosco and Unocal Corporation.
Thomas L. O’Connor joined us and PBF Energy as Senior Vice President in September 2014 with responsibility for business development and growing the business of PBFX, and effective January 2015, serves as Co-Head of commercial activities. Prior to joining the Company, Mr. O'Connor worked at Morgan Stanley since 2000 in various positions, most recently as a Managing Director and Global Head of Crude Oil Trading and Global Co-Head of Oil Flow Trading. Prior to joining Morgan Stanley, Mr. O'Connor worked for Tosco from 1995 to 2000 in the Atlantic Basin Fuel Oil and Feedstocks group.
Todd O'Malley serves as our and PBF Energy's Senior Vice President and since January 2015 as President of PBFX. Mr. O'Malley previously served as Senior Vice President and Chief Commercial Officer from April 2014 to December 2014. Mr. O'Malley joined PBF Energy in November 2010, with over 15 years of energy industry experience, and was named Vice President, Products responsible for petroleum products and power in May 2013. Mr. O’Malley joined PBF from the Hess Energy Trading Company ("HETCO") where he traded petroleum products in both the United States and Europe from October 2008 to November 2010. Prior to that, Mr. O’Malley established a proprietary refined petroleum products and ethanol trading platform for an international investment bank. Previously, Mr. O’Malley was Vice President of Supply and Distribution of Gulf Oil in charge of petroleum products trading and optimization of storage and terminal assets. Prior thereto, Mr. O’Malley managed the northeast clean products commercial operations for Premcor. Mr. O’Malley has held similar commercial roles in other energy-focused organizations where he traded electricity, natural gas, grains, biofuels, crude oil and petroleum products, both physically and financially.
Herman Seedorf serves as our and PBF Energy's Senior Vice President of Refining. Mr. Seedorf originally joined PBF Energy in February of 2011 as the Delaware City Refinery Plant Manager and became Senior Vice President, Eastern Region Refining, in September of 2013. Prior to 2011, Mr. Seedorf served as the refinery manager of the Wood River Refinery in Roxana, Illinois, and also as an officer of the joint venture between ConocoPhillips and Cenovus Energy Inc. Mr. Seedorf's oversight responsibilities included the development and execution of the multi-billion dollar upgrade project which enabled the expanded processing of Canadian crude oils. He also served as the refinery manager of the Bayway Refinery in Linden, New Jersey for four years during the time period that it was an asset of Tosco. Mr. Seedorf began his career in the petroleum industry with Exxon Corporation ("Exxon") in 1980. His assignments with Exxon included the trading of international crude oils and a number of managerial assignments at the Baytown Refinery in Texas.
Paul Davis serves as our and PBF Energy's Vice President, Crude Oil and Feedstocks and effective January 2015 serves as our Co-Head of commercial activities. Mr. Davis joined PBF Energy in April of 2012 and was named Vice President, Crude Oil and Feedstocks responsible for crude oil and refinery feedstock sourcing. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for HETCO from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil Corporation in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined petroleum products, as well as optimization roles within refineries.
Mr. Thomas O'Malley is the uncle of Mr. Todd O'Malley and uncle, by marriage, of Mr. Matthew Lucey.
Corporate Governance Matters
PBF Energy, our indirect parent, has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available at www.pbfenergy.com under the heading “Investors”. Any amendments to the Code of Business Conduct and Ethics or any grant of a waiver from the provisions of the Code of Business Conduct and Ethics requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on such website.

Additional information required by this Item will be contained in PBF Energy's 2015 Proxy Statement, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors of PBF Holding Company LLC
Directors of PBF Holding receive no separate compensation for service on the board of directors or committees thereof.
Additional information required under this Item will be contained in PBF Energy’s 2015 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of December 31, 2014, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. Refer to Note 13 "Equity Structure" of our Notes to Consolidated Financial Statements.
The stockholders of PBF Energy may be deemed to beneficially own an interest in our membership interests by virtue of their beneficial ownership of shares of Class A common stock of PBF Energy. PBF Energy reports separately on the beneficial ownership of its officers, directors and significant stockholders. For additional information, we refer you to PBF Energy’s 2015 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to Note 11 "Related Party Transactions" and Note 20 "Subsequent Events" of our Notes to Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Deloitte & Touche LLP ("Deloitte") is our independent registered public accounting firm. Our audit fees are determined as part of the overall audit fees for PBF Energy and are approved by the audit committee of the board of directors of PBF Energy. PBF Energy reports separately on the fees and services of its principal accountants. For additional information, we refer you to PBF Energy’s 2015 Proxy Statement, which is incorporated herein by reference.
The following table presents fees billed for the years ended December 31, 2014 and 2013 for professional services performed by Deloitte.

	2014	2013
Audit Fees and Expenses (1)	$3,011,317	$3,237,459
Audit-related Fees (2)	2,269,518	1,433,606
Tax Fees (3)	97,657	31,916
All Other Fees	—	—
Total Fees and Expenses	$5,378,492	$4,702,981

(1) Represents the aggregate fees for professional services rendered by Deloitte in connection with its audits of PBF Holding and its indirect parent, PBF Energy's consolidated financial statements, including the audits of internal control over financial reporting of PBF Energy, and reviews of the condensed consolidated financial statements included in Quarterly Reports on Form 10-Q.

(2) Represents fees for professional services rendered in connection with the filing of multiple registration statements on Form S-1 and Form S-3 for PBF Energy and its subsidiaries, audits performed (i) as part of registration statement filings in connection with the initial public offering of common units of PBF Logistics LP and (ii) relating to subsequent asset contributions by us to PBF Logistics LP, and consultations on accounting issues.

(3) Represents fees associated with tax services rendered for income tax planning and sales, use and excise tax matters.

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
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

3.1	Certificate of Formation of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.1 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007))

3.2
Limited Liability Company Agreement of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.2 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007))

3.3	Certificate of Incorporation of PBF Finance Corporation (Incorporated by reference to Exhibit 3.3 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007))

3.4	Bylaws of PBF Finance Corporation (Incorporated by reference to Exhibit 3.4 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007))

4.1
Indenture, dated as of February 9, 2012, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors party thereto, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.1
Third Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC and UBS Securities LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s September 30, 2014 Form 10-Q (File No. 001-35764))

10.2
Revolving Credit Agreement, dated as of March 26, 2014, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s March 31, 2014 Form 10-Q (File No. 001-35764))

10.3†
Offtake Agreement, dated as of March 1, 2011, by and between Toledo Refining Company LLC and Sunoco, Inc. (R&M) (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.3.1
Assignment and Assumption Agreement, dated as of March 1, 2012, by and between Toledo Refining Company LLC, PBF Holding Company LLC, and Sunoco, Inc. (R&M) (Incorporated by reference to Exhibit 10.4.1 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.4†
Crude Oil/Feedstock Supply/Delivery and Services Agreement, effective as of April 7, 2011, by and between Statoil Marketing & Trading (US) Inc. and Delaware City Refining Company LLC, as amended as of July 29, 2011 (Incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.4.1
Agreement on Modification to the DCR Crude Supply Agreement, effective as of October 31, 2012, by and between Statoil Marketing & Trading (US) Inc. and Delaware City Refining Company LLC (Incorporated by reference to Exhibit 10.8.1 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.5†
Inventory Intermediation Agreement dated as of June 26, 2013 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s June 30, 2013 Form 10-Q (File No. 001-35764))

10.6†
Inventory Intermediation Agreement dated as of June 26, 2013 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s June 30, 2013 Form 10-Q (File No. 001-35764))

10.7
Contribution, Conveyance and Assumption Agreement dated as of May 14, 2014 by and among PBF Logistics LP, PBF Logistics GP LLC, PBF Energy Inc., PBF Energy Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC and Toledo Refining Company LLC (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.8
Delaware City Rail Terminaling Services Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.9
Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014 (Incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.'s June 30, 2014 Form 10-Q (File No. 001-35764))

10.9.1
Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP's Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446))

10.10
Contribution Agreement, dated as of September 16, 2014 among PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-35764))

10.11
Delaware City West Ladder Rack Terminaling Services Agreement, dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company LLC (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.12
Contribution Agreement, dated as of December 2, 2014 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 5, 2014 (File No. 001-35764))

10.13
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446))

10.14
Second Amended and Restated Omnibus Agreement, dated as of December 12, 2014, among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 15, 2014 (File No. 001-35764))

10.15
Second Amended and Restated Operation and Management Services and Secondment Agreement, dated as of December 12, 2014 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP, Delaware City Terminaling Company LLC and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 15, 2014 (File No. 001-35764))

10.16**
Second Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas D. O’Malley (Incorporated by reference to Exhibit 10.7 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.17**
Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (Incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.18**
Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.19**
Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Michael D. Gayda (Incorporated by reference to Exhibit 10.11 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.20**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young. (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s March 31, 2014 Form 10-Q (File No. 001-35764))

10.21**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Todd O'Malley. (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.'s March 31, 2014 10-Q (File No. 001-35764))

10.22**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Paul Davis. (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.'s March 31, 2014 Form 10-Q (File No. 001-35764))

10.23**	PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.24**
Form of Restricted Stock Award Agreement for Directors under the PBF Energy Inc. 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s September 30, 2014 Form 10-Q (File No. 001-35764))

10.25**
Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933))

12.1*	Computation of Ratios of Earnings to Fixed Charge of PBF Holding Company LLC

21.1*	Subsidiaries of PBF Holding Company LLC

24.1*	Power of Attorney (included on signature page)

31.1*	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*(1)	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*(1)	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

†	Confidential treatment has been granted by the SEC as to certain portions, which portions have been omitted and filed separately with the SEC.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF HOLDING COMPANY LLC

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and the Board of Directors of
PBF Holding Company LLC and subsidiaries

We have audited the accompanying consolidated balance sheets of PBF Holding Company LLC and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PBF Holding Company LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 23, 2015

PBF HOLDING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$218,403	$76,970
Accounts receivable	551,269	596,647
Accounts receivable - affiliate	3,223	—
Inventories	1,102,261	1,445,517
Prepaid expense and other current assets	32,157	55,843
Total current assets	1,907,313	2,174,977

Property, plant and equipment, net	1,806,060	1,781,589
Deferred charges and other assets, net	330,517	262,479
Total assets	$4,043,890	$4,219,045

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$335,182	$402,293
Accounts payable - affiliate	11,630	—
Accrued expenses	1,129,970	1,210,945
Current portion of long-term debt	—	12,029
Deferred revenue	1,227	7,766
Total current liabilities	1,478,009	1,633,033

Delaware Economic Development Authority loan	8,000	12,000
Long-term debt	742,349	723,547
Intercompany notes payable	122,264	31,835
Other long-term liabilities	62,752	46,477
Total liabilities	2,413,374	2,446,892

Commitments and contingencies (Note 12)

Equity:
Member's equity	1,144,100	933,164
Retained earnings	513,292	853,527
Accumulated other comprehensive loss	(26,876)	(14,538)
Total equity	1,630,516	1,772,153
Total liabilities and equity	$4,043,890	$4,219,045

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenues	$19,828,155	$19,151,455	$20,138,687

Cost and expenses:
Cost of sales, excluding depreciation	18,514,054	17,803,314	18,269,078
Operating expenses, excluding depreciation	880,701	812,652	738,824
General and administrative expenses	140,150	95,794	120,443
(Gain) loss on sale of assets	(895)	(183)	(2,329)
Depreciation and amortization expense	178,996	111,479	92,238
	19,713,006	18,823,056	19,218,254

Income from operations	115,149	328,399	920,433

Other income (expense)
Change in fair value of contingent consideration	—	—	(2,768)
Change in fair value of catalyst lease	3,969	4,691	(3,724)
Interest expense, net	(98,001)	(94,214)	(108,629)
Net Income	$21,117	$238,876	$805,312

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$21,117	$238,876	$805,312
Other comprehensive (loss) income:
Unrealized gain (loss) on available for sale securities	127	(308)	2
Net loss on pension and other post-retirement benefits	(12,465)	(5,289)	(6,567)
Total other comprehensive loss	(12,338)	(5,597)	(6,565)
Comprehensive income	$8,779	$233,279	$798,747

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Member's Equity	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity

Balance, January 1, 2012	$927,144	$(2,376)	$186,150	$1,110,918
Member distributions	—	—	(160,965)	(160,965)
Stock based compensation	2,954	—	—	2,954
Net income	—	—	805,312	805,312
Other comprehensive loss	—	(6,565)	—	(6,565)
Balance, December 31, 2012	930,098	(8,941)	830,497	1,751,654
Member distributions	—	—	(215,846)	(215,846)
Member Contributions	1,757	—	—	1,757
Stock based compensation	1,309	—	—	1,309
Net income	—	—	238,876	238,876
Other comprehensive loss	—	(5,597)	—	(5,597)
Balance, December 31, 2013	933,164	(14,538)	853,527	1,772,153
Member distributions	—	—	(361,352)	(361,352)
Capital contributions	328,664	—	—	328,664
Distribution of assets to PBF LLC	(126,280)	—	—	(126,280)
Stock based compensation	6,095	—	—	6,095
Exercise of options and other	2,457	—	—	2,457
Net income	—	—	21,117	21,117
Other comprehensive loss	—	(12,338)	—	(12,338)
Balance, December 31, 2014	$1,144,100	$(26,876)	$513,292	$1,630,516

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$21,117	$238,876	$805,312
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	186,412	118,001	97,650
Stock-based compensation	6,095	3,753	2,954
Change in fair value of catalyst lease obligation	(3,969)	(4,691)	3,724
Non-cash change inventory repurchase obligations	(93,246)	(20,492)	4,576
Non-cash lower of cost or market adjustment	690,110	—	—
Pension and other post retirement benefits costs	22,600	16,728	12,684
Gain on disposition of property, plant and equipment	(895)	(183)	(2,329)
Change in fair value of contingent consideration	—	—	2,768
Write-off of unamortized deferred financing fees	—	—	4,391

Changes in current assets and current liabilities:
Accounts receivable	45,378	(92,851)	(187,544)
Due to/from affiliates	8,407	14,721	(14,721)
Inventories	(394,031)	45,991	(80,097)
Prepaid expense and other current assets	23,686	(42,455)	49,971
Accounts payable	(67,111)	42,236	73,990
Accrued expenses	59,899	214,817	30,343
Deferred revenue	(6,539)	(202,777)	21,309
Other assets and liabilities	(2,225)	(20,403)	(31,544)
Net cash provided by (used in) operations	495,688	311,271	793,437

Cash flow from investing activities:
Expenditures for property, plant and equipment	(470,460)	(318,394)	(175,900)
Expenditures for deferred turnaround costs	(137,688)	(64,616)	(38,633)
Expenditures for other assets	(17,255)	(32,692)	(8,155)
Proceeds from sale of assets	202,654	102,428	3,381
Net cash used in investing activities	(422,749)	(313,274)	(219,307)

Cash flows from financing activities:
Proceeds from members' capital contributions	328,664	1,757	—
Distributions to members	(361,352)	(215,846)	(160,965)
Proceeds from intercompany notes payable	90,631	31,835	—
Proceeds from revolver borrowings	395,000	1,450,000	—
Repayments of revolver borrowings	(410,000)	(1,435,000)	—
Proceeds from Rail Facility revolver borrowings	83,095	—	—
Repayments of Rail Facility revolver borrowings	(45,825)	—	—
Proceeds from Senior Secured Notes	—	—	665,806
Proceeds from long-term debt	—	—	430,000
Proceeds from catalyst lease	—	14,337	9,452
Repayments of long-term debt	—	—	(1,184,597)
Payment of contingent consideration related to acquisition of Toledo refinery	—	(21,357)	(103,642)
Deferred financing costs and other	(11,719)	(1,044)	(26,059)
Net cash provided by (used in) financing activities	68,494	(175,318)	(370,005)

Net increase (decrease) in cash and cash equivalents	141,433	(177,321)	204,125
Cash and equivalents, beginning of period	76,970	254,291	50,166
Cash and equivalents, end of period	$218,403	$76,970	$254,291

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental cash flow disclosure
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	4,000	8,000	—
Accrued construction in progress and unpaid fixed assets	33,296	33,747	16,481
Distribution of assets to PBF Energy Company LLC	126,280	—	—
Cash paid during the year for:
Interest (including capitalized interest of $7,487, $5,672 and $6,697 in 2014, 2013 and 2012, respectively)	96,346	92,848	89,233

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC ("PBF Holding" or the "Company"), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC"). PBF Energy Inc. ("PBF Energy") is the sole managing member of, and owner of an equity interest representing approximately 89.9% of the outstanding economic interest in, PBF LLC as of December 31, 2014. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC ("DCR"), Delaware Pipeline Company LLC, PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF Holding’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the "Company".

On May 14, 2014, PBF Logistics LP ("PBFX"), a Delaware master limited partnership, completed its initial public offering (the "PBFX Offering") of 15,812,500 common units. PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. In connection with the PBFX Offering, PBF Holding distributed to PBF LLC the assets and liabilities of certain crude oil terminaling assets, which were immediately contributed by PBF LLC to PBFX. The assets were previously owned and operated by PBF Holding’s subsidiaries, DCR and Toledo Refining Company LLC. The initial assets distributed consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal” and together with DCR Rail Terminal, the “Contributed Assets”), which was part of PBF Holding’s Toledo, Ohio refinery. The Contributed Assets did not generate third party or intra-entity revenue prior to the PBFX Offering. The exchange for the Contributed Assets is described in the Contribution Agreement (as defined herein) (refer to Note 11 "Related Party Transactions" of our Notes to Consolidated Financial Statements).
On September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of DCR's wholly-owned subsidiary, Delaware City Terminaling Company II LLC ("DCT II"), which assets consist solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"). PBF LLC then contributed to PBFX all of the equity interests of DCT II for total consideration of $150,000, consisting of $135,000 of cash and $15,000 of PBFX common units, or 589,536 common units (the "DCR West Rack Acquisition"). The DCR West Rack has an estimated throughput capacity of at least 40,000 bpd. Subsequent to the DCR West Rack Acquisition, PBF LLC held a 51.1% limited partner interest in PBFX consisting of 663,589 common units and 15,886,553 subordinated units.

On December 11, 2014, PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC ("Toledo Terminaling"), whose assets consist of a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"). PBF LLC then contributed to PBFX all of the issued and outstanding limited liability company interest of Toledo Terminaling for total consideration to PBF LLC of $150,000, consisting of $135,000 of cash and $15,000 of PBFX common units, or 620,935 common units (the "Toledo Storage Facility Acquisition"). Subsequent to the Toledo Storage Facility Acquisition, PBF LLC held a 52.1% limited partner interested in PBFX consisting of 1,284,524 common units and 15,886,553 subordinated units.

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Presentation
These consolidated financial statements include the accounts of PBF Holding and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain amounts previously reported in the Company's consolidated financial statements for the year ended December 31, 2013 have been reclassified to conform to the 2014 presentation.
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
Concentrations of Credit Risk
For the year ended December 31, 2014, no single customer amounted to 10% or more of the Company's revenue. No single customer accounted for 10% or more of the Company's total trade accounts receivable as of December 31, 2014.
For the year ended December 31, 2013, Morgan Stanley Capital Group, Inc. ("MSCG") and Sunoco, Inc. (R&M) ("Sunoco") accounted for 29% and 10% of the Company’s revenues, respectively. As of December 31, 2013, Sunoco accounted for 10% of accounts receivables.
For the year ended December 31, 2012, MSCG and Sunoco accounted for 57% and 10% of the Company’s revenues, respectively.
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
Prior to July 1, 2013, the Company’s Paulsboro and Delaware City refineries sold light finished products, certain intermediates and lube base oils to MSCG under products offtake agreements with each refinery (the “Offtake Agreements”). On a daily basis, MSCG purchased and paid for the refineries’ production of light finished products as they were produced, delivered to the refineries’ storage tanks, and legal title passed to MSCG. Revenue on these product sales was deferred until they shipped out of the storage facility by MSCG.
Under the Offtake Agreements, the Company’s Paulsboro and Delaware City refineries also entered into purchase and sale transactions of certain intermediates and lube base oils whereby MSCG purchased and paid for the

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

refineries’ production of certain intermediates and lube products as they were produced and legal title passed to MSCG. The intermediate products were held in the refineries’ storage tanks until they were needed for further use in the refining process. The intermediates may also have been sold to third parties. The refineries had the right to repurchase lube products and did so to supply other third parties with that product. When the refineries needed intermediates or lube products, the products were drawn out of the storage tanks, title passed back to the refineries and MSCG was paid for those products. These transactions occurred at the daily market price for the related products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refineries to MSCG. Inventory remained at cost and the net cash receipts resulted in a liability that was recorded at market price for the volumes held in storage with any change in the market price being recorded in costs of sales. The liability represented the amount the Company expected to pay to repurchase the volumes held in storage.
While MSCG had legal title, it had the right to encumber and/or sell these products and any such sales by MSCG resulted in sales being recognized by the refineries when products were shipped out of the storage facility. As the exclusive vendor of intermediate products to the refineries, MSCG had the obligation to provide the intermediate products to the refineries as they were needed. Accordingly, sales by MSCG to others were limited and only made with the Company or its subsidiaries’ approval.
As of July 1, 2013, the Company terminated the Offtake Agreements for the Company’s Paulsboro and Delaware City refineries. The Company entered into two separate inventory intermediation agreements (“Inventory Intermediation Agreements”) with J. Aron & Company ("J. Aron") on June 26, 2013 which commenced upon the termination of the Offtake Agreements.
Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to certain of the intermediate and finished products (the "Products") produced by the Delaware City and Paulsboro refineries and delivered into the Company's tanks at the refineries. All purchase and sale transactions under the Inventory Intermediation Agreements are consummated at a benchmark market price adjusted for a specified product type differential. The sale and purchase transactions under the Inventory Intermediation Agreements are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes to J. Aron. The Products inventory remains on the Company's balance sheet at cost and the net cash receipts result in a liability that is recorded at market price for the volume of Products inventory held in the Company's refineries’ storage tanks with any change in the market price recorded in costs of sales.
Furthermore, J. Aron sells the Products back to the Company as the Products are discharged out of the refineries' tanks. J. Aron has the right to store the Products purchased in the Company's tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. Inventory held outside the refineries may be owned by the Company or by J. Aron under the Inventory Intermediation Agreements. The Company markets and sells the Products independently to third parties.
The Company's Delaware City refinery sells and purchases feedstocks under a supply agreement with Statoil (the “Crude Supply Agreement”).  Statoil purchases the refineries' production of certain feedstocks or purchases feedstocks from third parties on the refineries' behalf. Legal title to the feedstocks is held by Statoil and the feedstocks are held in the refineries' storage tanks until they are needed for further use in the refining process. At that time, the products are drawn out of the storage tanks and purchased by the refinery. These purchases and sales are settled monthly at the daily market prices related to those products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the refineries to Statoil. Inventory remains at cost and the net cash receipts result in a liability which is discussed further in the Inventory note below. The Company terminated its supply agreement with Statoil for its Paulsboro refinery in March 2013, at which time the Company began to purchase from Statoil the feedstocks owned by them at that date that had been purchased on its behalf.
Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2014 and 2013.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Excise taxes on sales of refined products that are collected from customers and remitted to various governmental agencies are reported on a net basis.
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products are determined under the last-in first-out (“LIFO”) method using the dollar value LIFO method with increments valued based on average purchase prices during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method.
The Company’s Delaware City refinery acquires a portion of its crude oil from Statoil under the Crude Supply Agreement as did the Paulsboro refinery prior to the termination of its crude supply agreement with Statoil in March 2013. The Company takes title to the crude oil as it is delivered to the processing units, in accordance with the Crude Supply Agreement; however, the Company is obligated to purchase all the crude oil held by Statoil on the Company’s behalf upon termination of the agreement at the then market price. The Paulsboro crude supply agreement also included an obligation to purchase a fixed volume of feedstocks from Statoil on the latter of maturity or when the arrangement is terminated based on a forward market price of West Texas Intermediate crude oil. As a result of the purchase obligations, the Company records the inventory of crude oil and feedstocks in the refineries’ storage facilities. The Company determined the purchase obligations to be contracts that contain derivatives that change in value based on changes in commodity prices. Such changes in the fair value of these derivatives are included in cost of sales. On October 31, 2012, the Delaware City Crude Supply Agreement was amended and modified to among other things, allow the Company to directly purchase U.S. and Canadian onshore origin crude oil and feedstock that is delivered to the Delaware City refinery via rail independent of Statoil.
Prior to July 31, 2014, the Company’s Toledo refinery acquired substantially all of its crude oil from MSCG under a crude oil acquisition agreement (the “Toledo Crude Oil Acquisition Agreement”). Under the Toledo Crude Oil Acquisition Agreement, the Company took title to crude oil at various pipeline locations for delivery to the refinery or sale to third parties. The Company recorded the crude oil inventory when it received title. Payment for the crude oil was due to MSCG under the Toledo Crude Oil Acquisition Agreement three days after the crude oil was delivered to the Toledo refinery processing units or upon sale to a third party. The Company terminated the Toledo Crude Oil Acquisition Agreement effective July 31, 2014 and began to source its crude oil needs internally.
Property, Plant and Equipment
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
Depreciation is computed using the straight-line method over the following estimated useful lives:

Process units and equipment	5-25 years
Pipeline and equipment	5-25 years
Buildings	25 years
Computers, furniture and fixtures	3-7 years
Leasehold improvements	20 years
Railcars	50 years

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

settlement of the Company’s liability for environmental matters could materially differ from its estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.
Stock-Based Compensation
Stock-based compensation includes the accounting effect of options to purchase PBF Energy Class A common stock granted by PBF Energy to certain PBF Holding employees, Series A warrants issued or granted by PBF LLC to employees in connection with their acquisition of PBF LLC Series A units, options to acquire Series A units of PBF LLC granted by PBF LLC to certain employees, Series B units of PBF LLC that were granted to certain members of management and restricted PBF LLC Series A Units and restricted PBF Energy Class A common stock granted to certain directors. The estimated fair value of the options to purchase PBF Energy Class A common stock and the PBF LLC Series A warrants and options, is based on the Black-Scholes option pricing model and the fair value of the PBF LLC Series B units is estimated based on a Monte Carlo simulation model. The estimated fair value is amortized as stock-based compensation expense on a straight-line method over the vesting period and included in general and administration expense.
Income Taxes
As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, there is no benefit or provision for federal or state income tax in the accompanying financial statements.
The Federal and state tax returns for all years since 2011 are subject to examination by the respective tax authorities.

Pension and Other Post-Retirement Benefits
The Company recognizes an asset for the overfunded status or a liability for the underfunded status of its pension and post-retirement benefit plans. The funded status is recorded within other long-term liabilities or assets. Changes in the plans’ funded status are recognized in other comprehensive income in the period the change occurs.
Fair Value Measurement
A fair value hierarchy (Level 1, Level 2, or Level 3) is used to categorize fair value amounts based on the quality of inputs used to measure fair value. Accordingly, fair values derived from Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values derived from Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are either directly or indirectly observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
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
The Company’s commodity contracts are measured and recorded at fair value using Level 1 inputs based on quoted prices in an active market or Level 2 inputs based on quoted market prices for similar instruments, or Level 3 inputs based on third party sources and other available market based data. The Company’s catalyst lease obligation

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

and derivatives related to the Company’s crude oil and feedstocks and refined product purchase obligations are measured and recorded at fair value using Level 2 inputs on a recurring basis, based on observable market prices for similar instruments.
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
Economic hedges are hedges not designated as fair value or cash flow hedges for accounting purposes that are used to (i) manage price volatility in certain refinery feedstock and refined product inventories, and (ii) manage price volatility in certain forecasted refinery feedstock purchases and refined product sales. These instruments are recorded at fair value and changes in the fair value of the derivative instruments are recognized currently in cost of sales.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, "Consolidations (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 are effective for interim and annual periods beginning after December 15,

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

2015, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

3. INVENTORIES
Inventories consisted of the following:

December 31, 2014
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$918,756	$61,122	$979,878
Refined products and blendstocks	520,308	255,459	775,767
Warehouse stock and other	36,726	—	36,726
	$1,475,790	$316,581	$1,792,371
Lower of cost or market adjustment	(609,774)	(80,336)	(690,110)
Inventories	$866,016	$236,245	$1,102,261

December 31, 2013
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$518,599	$89,837	$608,436
Refined products and blendstocks	425,033	378,286	803,319
Warehouse stock and other	33,762	—	33,762
	$977,394	$468,123	$1,445,517

Inventory under inventory supply and intermediation arrangements includes certain crude oil stored at the Company's Delaware City refinery's storage facilities that the Company will purchase as it is consumed in connection with its Crude Supply Agreement; and light finished products sold to counterparties in connection with the Inventory Intermediation Agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.

In the fourth quarter of 2014, the Company recorded an additional expense to cost of sales for an inventory lower of cost or market write-down of $690,110 due to the declining crude oil and refined product pricing environment at the end of 2014. The effect of this adjustment decreased operating income and net income by $690,110 for the year ended December 31, 2014. At December 31, 2013, the replacement value of inventories exceeded the LIFO carrying value by approximately $78,407.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

4. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following:

	December 31, 2014	December 31, 2013
Land	$59,575	$61,780
Process units, pipelines and equipment	1,843,157	1,658,256
Buildings and leasehold improvements	28,397	25,577
Computers, furniture and fixtures	68,431	54,496
Construction in progress	69,413	166,565
	2,068,973	1,966,674
Less—Accumulated depreciation	(262,913)	(185,085)
	$1,806,060	$1,781,589
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $113,533, $79,413 and $64,947, respectively. The Company capitalized $7,487 and $5,672 in interest during 2014 and 2013, respectively, in connection with construction in progress.
In connection with the Company’s annual capital budgeting process and review of its long-lived assets for impairment, the Company determined that it would abandon a capital project at the Delaware City refinery. The project was related to the construction of a new hydrocracker (the “Hydrocracker Project”). The carrying value for the Hydrocracker Project was $28,508.
The Hydrocracker Project was undertaken to produce low-sulfur heating oil for certain states in which the Company conducts business. In connection with this capital budget evaluation the Company decided that it would pursue an alternative capital project. This alternative capital project entails changing existing oil flows and reconfiguring existing process units to produce the fuels necessary to meet low-sulfur heating oil standards. Based on initial production results, it was determined that this alternative project would allow the Company to meet the demands for the new low-sulfur heating oil requirements while reducing the overall capital investment required as compared to the Hydrocracker Project. As such, during the third quarter of 2014, it was determined that there would be no additional capital investment in the Hydrocracker Project. The full carrying value of the project was not recoverable and an impairment charge was recorded.
The total pre-tax impairment charge of $28,508 was recorded in depreciation and amortization expense for the year ended December 31, 2014. No additional cash expenditures will be required related to the Hydrocracker Project.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

5. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	December 31, 2014	December 31, 2013
Deferred turnaround costs, net	$204,987	$119,383
Catalyst	77,322	88,964
Deferred financing costs, net	30,128	26,541
Linefill	10,230	9,636
Restricted cash	1,521	12,117
Intangible assets, net	357	653
Other	5,972	5,185
	$330,517	$262,479

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $65,452, $32,066 and $27,291 for the years ended December 31, 2014, 2013 and 2012 respectively.
Intangible assets, net was comprised of permits and emission credits as follows:

	December 31, 2014	December 31, 2013
Gross amount	$3,599	$3,597
Accumulated amortization	(3,242)	(2,944)
Net amount	$357	$653

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2014	December 31, 2013
Inventory-related accruals	$588,297	$533,012
Inventory supply and intermediation arrangements	253,549	454,893
Accrued transportation costs	59,959	29,762
Accrued salaries and benefits	55,993	10,799
Excise and sales tax payable	40,444	42,814
Accrued construction in progress	31,452	33,747
Customer deposits	24,659	23,621
Accrued interest	22,946	22,570
Accrued utilities	22,337	25,959
Renewable energy credit obligations	286	15,955
Other	30,048	17,813
	$1,129,970	$1,210,945

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks in accordance with the Inventory Intermediation Agreements with J. Aron commencing in July 2013. As of December 31, 2014, a liability included in Inventory supply and offtake arrangements is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in costs of sales.

Prior to July 1, 2013, the Company had the obligation to repurchase certain intermediates and lube products under its Offtake Agreements that were held in the Company’s refinery storage tanks. A liability included in Inventory supply and Offtake Arrangements was recorded at market price for the volumes held in storage consistent with the terms of the Offtake Agreements with any change in the market price recorded in costs of sales.  The liability represented the amount the Company expected to pay to repurchase the volumes held in storage. The Company recorded a non-cash benefit of $20,248 and a non-cash charge of $11,619 related to this liability in the years ended December 31, 2013 and 2012, respectively.

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

7. DELAWARE ECONOMIC DEVELOPMENT AUTHORITY LOAN
In June 2010, in connection with the Delaware City acquisition, the Delaware Economic Development Authority (the “Authority”) granted the Company a $20,000 loan to assist with operating costs and the cost of restarting the refinery. The loan is represented by a zero interest rate note and the entire unpaid principal amount is payable in full on March 1, 2017, unless the loan is converted to a grant. The Company recorded the loan as a long-term liability pending approval from the Authority that it has met the requirements to convert the remaining loan balance to a grant.

The loan converts to a grant in tranches of up to $4,000 annually over a five-year period, starting at the one-year anniversary of the “certified restart date” as defined in the agreement and certified by the Authority. In order for the loan to be converted to a grant, the Company is required to utilize at least 600 man hours of labor in connection with the reconstruction and restarting of the Delaware City refinery, expend at least $125,000 in qualified capital expenditures, commence refinery operations, and maintain certain employment levels, all as defined in the agreement. In February 2013, October 2013 and August 2014, the Company received confirmation from the Authority that the Company had satisfied the conditions necessary for the first, second and third $4,000 tranche of the loan to be converted to a grant. As a result of the grant conversion, property, plant and equipment, net was reduced by $4,000 and $8,000 for the years ended December 31, 2014 and December 31, 2013, respectively, as the proceeds from the loan were used for capital projects.

8. CREDIT FACILITY AND LONG-TERM DEBT
PBF Holding Revolving Loan
On August 15, 2014, PBF Holding amended and restated the terms of its asset based revolving credit agreement ("Revolving Loan") to, among other things, increase the commitments from $1,610,000 to $2,500,000, and extend the maturity to August 2019. An accordion feature allows for increases in the aggregate commitment of up to $2,750,000. In addition, the amended and restated agreement reduced the interest rate on advances and the commitment fee paid on the unused portion of the facility. At the option of PBF Holding, advances under the

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Revolving Loan will bear interest either at the Alternate Base Rate plus the Applicable Margin, or the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. Interest is paid in arrears, either quarterly in the case of Alternate Base Rate Loans or at the maturity of each Adjusted LIBOR Rate Loan.
The amended agreement also increased the sublimit for letters from $1,000,000 to $1,500,000 and reduced the combined LC Participation Fee and Fronting Fee paid on each issued and outstanding letter of credit. As defined in the agreement, the LC Participation Fee ranges from 1.25% to 2.0% depending on the Company's debt rating and the Fronting Fee is equal to 0.25%.
Advances under the Revolving Loan, plus all issued and outstanding letters of credit may not exceed the lesser of $2,500,000 or the Borrowing Base, as defined in the agreement. The Revolving Loan can be prepaid, without penalty, at any time.
The Revolving Loan has a financial covenant which requires that if at any time Excess Availability, as defined in the agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the "Financial Covenant Testing Amount"), and (ii) $100,000 and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100,000 for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the agreement and determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0. PBF Holding was in compliance with this covenant as of December 31, 2014.
PBF Holding's obligations under the Revolving Loan are (a) guaranteed by PBF LLC, PBF Finance, and each of its domestic operating subsidiaries and (b) are secured by a lien on (x) PBF LLC’s equity interests in PBF Holding and (y) certain assets of PBF Holding and the subsidiary guarantors including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral); all accounts receivable; all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
At December 31, 2014, there was no outstanding borrowings and standby letters of credit of $400,262 issued under the Revolving Loan. At December 31, 2013, PBF Holding had outstanding loans of $15,000 and standby letters of credit of $441,368 issued under the Revolving Loan.

PBF Rail Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250,000 secured revolving credit agreement (the “Rail Facility”) with a consortium of eleven lenders, including Credit Agricole Corporate & Investment Bank (“CA-CIB”) as Administrative Agent. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the "Eligible Railcars") before December 2015.
The amount available to be advanced under the Rail Facility equals 70% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement. On the first anniversary of the closing, the advance rate adjusts automatically to 65%. The Rail Facility matures on March 31, 2016 and all outstanding advances must be repaid at that time. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
At PBF Rail's election, advances bear interest at a rate per annum equal to one month LIBOR plus the Facility Margin for Eurodollar Loans, or the Corporate Base Rate plus the Facility Margin for Base Rate Loans (the Corporate Base Rate is equal to the higher of the prime rate as determined by CA-CIB, the Federal Funds Rate

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

plus 50 basis points, or one month LIBOR plus 100 basis points), all as defined in the credit agreement. In addition, there is a commitment fee on the unused portion. Interest and fees are payable monthly.
The lenders received a perfected, first priority security interest in all of PBF Rail's assets, including but not limited to (i) the Eligible Railcars, (ii) all railcar marks and other intangibles, (iii) the rights of PBF Rail under the Transportation Services Agreement (“TSA”) entered into between PBF Rail and PBF Holding, (iv) the accounts of PBF Rail, and (v) proceeds from the sale or other disposition of the Eligible Railcars, including insurance proceeds. In addition, the lenders received a pledge of the membership interest of PBF Rail held by PBF Transportation Company LLC, a wholly-owned subsidiary of PBF Holding. The obligations of PBF Holding under the TSA are guaranteed by each of DCR, Paulsboro Refining Company LLC, and Toledo Refining Company LLC.
At December 31, 2014, there was $37,270 outstanding under the Rail Facility.
Senior Secured Notes
On February 9, 2012, PBF Holding completed the offering of $675,500 aggregate principal amount of 8.25% Senior Secured Notes due 2020. The net proceeds, after deducting the original issue discount, the initial purchasers’ discounts and commissions, and the fees and expenses of the offering, were used to repay all of the outstanding indebtedness plus accrued interest owed under the Toledo Promissory Note, the Paulsboro Promissory Note, and the Term Loan, as well as to reduce the outstanding balance of the Revolving Loan.
The Senior Secured Notes are secured on a first-priority basis by substantially all of the present and future assets of PBF Holding and its subsidiaries (other than assets securing the Revolving Loan). Payment of the Senior Secured Notes is jointly and severally guaranteed by substantially all of PBF Holding’s subsidiaries. PBF Holding has optional redemption rights to repurchase all or a portion of the Senior Secured Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the Senior Secured Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the indenture agreement. In addition, the Senior Secured Notes contain covenant restrictions limiting certain types of additional debt, equity issuances, and payments. PBF Holding is in compliance with the covenants as of December 31, 2014.
Catalyst Leases
Subsidiaries of the Company have entered into agreements at each of its refineries whereby the Company sold certain of its catalyst precious metals to major commercial banks and then leased them back. The catalyst is required to be repurchased by the Company at market value at lease termination. The Company treated these transactions as financing arrangements, and the lease payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying catalyst. The fair value of these repurchase obligations as reflected in the table below is measured using Level 2 inputs.
The Paulsboro catalyst lease was entered into effective January 2012 and was amended in December 2012 to extend the maturity date to November 2013. Proceeds from the lease were $9,453. The annual lease fee under this lease for 2013 was $262. Upon maturity, the Company entered into a new Paulsboro catalyst lease effective on December 5, 2013 with a three year term. The annual lease fee is $180, which is based on a fixed annual interest rate of 1.95%, payable quarterly.
The Toledo catalyst lease was entered into effective July 1, 2011 with a three-year term. Proceeds from the lease of $18,345, net of a facility fee of $279, were used to repay a portion of the Toledo Promissory Note. The lease fee is payable quarterly and resets annually based on current market conditions. The lease fee for the second one year period beginning July 2012 and for the third one year period beginning July 2013 was $967 and $810, respectively, payable quarterly. In July 2014, the Company completed a new three-year lease of Platinum catalyst at the Toledo Refinery. The annual fixed interest rate is 1.99% and the annual lease expense is approximately $326.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Additionally, in November 2013, the Company entered into an eight month bridge lease for additional catalyst for the Company's Toledo refinery in connection with its planned turnaround in 2014. Proceeds from the lease were $12,034. The lease fee was $150, based on a fixed annual interest rate of 1.85%, payable at maturity. The lease was settled during the third quarter 2014 with an immaterial gain recognized during the year ended December 31, 2014.
The Delaware City catalyst lease was entered into in October 2010 with a three-year term. Proceeds from the lease were $17,474, net of $266 in facility fees. The lease fee was payable quarterly and reset annually based on current market conditions. The lease fee for the second and third one year period beginning in October 2011 was $946 and $1,048, respectively. Upon maturity of the lease, the Company entered into a new Delaware City catalyst lease which was effective October 17, 2013 and has a three-year term. Incremental proceeds from the new lease were $2,223. The lease fee is payable annually based on a fixed annual interest rate of 1.96%. The annual lease fee for the three year period beginning in October 2013 is $322. On November 21, 2013 the Company amended the lease to also include palladium catalyst. The lease fee for the palladium is payable annually at a fixed annual interest rate of 1.85%. The annual lease fee for the three year period beginning in October 2013 is $30.
Long-term debt outstanding consisted of the following:

	December 31, 2014	December 31, 2013
Senior Secured Notes	$668,520	$667,487
Revolving Loan	—	15,000
Rail Facility	37,270	—
Catalyst leases	36,559	53,089
	742,349	735,576
Less—Current maturities	—	(12,029)
Long-term debt	$742,349	$723,547

Debt Maturities
Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2015	$—
2016	60,722
2017	13,107
2018	—
2019	—
Thereafter	668,520
$742,349

9. INTERCOMPANY NOTES PAYABLE
During 2013, PBF Holding entered into notes payable with PBF Energy and PBF LLC. As of December 31, 2014 and 2013, PBF Holding had outstanding notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $122,264 and $31,835, respectively. The notes have an interest rate of 2.5% and a five-year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

10. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2014	December 31, 2013
Defined benefit pension plan liabilities	$40,142	$28,300
Post retiree medical plan	14,740	8,225
Environmental liabilities and other	7,870	9,952
	$62,752	$46,477

11. RELATED PARTY TRANSACTIONS

PBF Holding entered into agreements with PBFX that establish fees for certain general and administrative services, and operational and maintenance services provided by the Company to PBFX. In addition, the Company executed terminal and storage services agreements with PBFX under which PBFX provides commercial transportation, terminaling and storage services to the Company.

Contribution Agreements
On May 8, 2014, PBFX, PBF GP, PBF Energy, PBF LLC, PBF Holding, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC ("Delaware City Terminaling") and Toledo Refining Company LLC ("TRC") entered into the Contribution and Conveyance Agreement (the “Contribution Agreement I”). On May 14, 2014, concurrent with the closing of the PBFX Offering, the following transactions occurred pursuant to the Contribution Agreement I:

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

On September 30, 2014, PBF LLC and PBFX closed the transaction contemplated by the Contribution Agreement dated September 16, 2014 (the "Contribution Agreement II"). Pursuant to the terms of the Contribution Agreement II, PBF Holding distributed to PBF LLC all of the equity interests of DCT II, which assets consist solely of the DCR West Rack, immediately prior to the transfer of such equity interests by PBF LLC to PBFX. The DCR West Rack was previously owned and operated by PBF Holding’s subsidiary, DCT II, and is located at the Company's Delaware City, Delaware refinery. PBFX paid to PBF LLC total consideration of $150,000, consisting of $135,000 of cash and $15,000 of PBFX common units in exchange for the DCR West Rack.
On December 11, 2014, PBF LLC and PBFX also closed the transaction contemplated by the Contribution Agreement dated December 2, 2014 (the "Contribution Agreement III"). Pursuant to the terms of the Contribution Agreement III, PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Toledo Terminaling, which assets consist of the Toledo Storage Facility. PBF LLC then contributed to

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBFX all of the equity interests of Toledo Terminaling for total consideration of $150,000, consisting of $135,000 of cash and $15,000 of PBFX common units, or 620,935 common units.

Commercial Agreements
In connection with the contribution agreements described above, PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various rail and truck terminaling services and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes of crude oil. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to the Company.
Delaware City Rail Terminaling Services Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a rail terminaling services agreement with PBFX to obtain terminaling services at the DCR Rail Terminal (the “DCR Terminaling Agreement”). Under the DCR Terminaling Agreement, PBF Holding was obligated to throughput aggregate volumes of crude oil of at least 75,000 bpd through September 30, 2014 and of at least 85,000 bpd for each quarter thereafter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel to the extent volumes exceed the minimum throughput commitment. PBF Holding also pays PBFX for providing related ancillary services at the terminal that are specified in the agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement. The agreement will terminate on the first December 31st following the seventh anniversary and may be extended, at PBF Holding's option, for up to two additional five-year terms.
For the year ended December 31, 2014, PBF Holding paid PBFX $36,640 for fees related to the DCR Terminaling Agreement.
Toledo Truck Unloading & Terminaling Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a truck unloading and terminaling services agreement with PBFX to obtain terminaling services at the Toledo Truck Terminal (as amended the “Toledo Terminaling Agreement”). Under the Toledo Terminaling Agreement, PBF Holding was obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement. The agreement will terminate on the first December 31st following the seventh anniversary and may be extended, at PBF Holding's option, for up to two additional five-year terms.
For the year ended December 31, 2014, PBF Holding paid PBFX $2,131 for fees related to the Toledo Terminaling Agreement.
Delaware City West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and DCT II entered into a seven year terminaling services agreement (the “West Ladder Rack Terminaling Agreement”) under which PBFX, through DCT II, provides rail terminaling services to PBF Holding. DCT II, immediately following the closing of the Contribution Agreement II, was merged

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

with and into Delaware City Terminaling, a wholly-owned subsidiary of PBFX, with all property, rights, liabilities and obligations of DCT II vesting in Delaware City Terminaling as the surviving company. The agreement may be extended by PBF Holding for two additional five year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 40,000 bpd for a terminaling service fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment, and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the West Ladder Rack Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.
For the year ended December 31, 2014, PBF Holding paid PBFX $9,639 related to the West Ladder Rack Terminaling Agreement.
Toledo Tank Farm Storage and Terminaling Services Agreement
On December 12, 2014, PBF Holding and Toledo Terminaling entered into a ten-year storage and terminaling services agreement (the “Toledo Tank Farm Storage and Terminaling Agreement”) under which PBFX, through Toledo Terminaling, will provide storage and terminaling services to PBF Holding. The Toledo Tank Farm Storage and Terminaling Agreement can be extended by PBF Holding for two additional five-year periods. Under the Toledo Tank Farm Storage and Terminaling Agreement, PBFX will provide PBF Holding with storage and throughput services in return for storage and throughput fees.

The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the products rack and the overall capacity of the Toledo Storage Facility Assets. PBF Holding will pay a fee of $0.50 per barrel of shell capacity dedicated to PBF Holding under the Toledo Tank Farm Storage and Terminaling Agreement.The minimum throughput commitment for the propane storage and loading facility will be 4,400 barrels per day (“bpd”) for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $2.52 per barrel.

PBFX is required to maintain the Toledo Storage Facility Assets in a condition and with a capacity sufficient to store and handle a volume of PBF Holding's products at least equal to the current operating capacity for the storage facility as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Toledo Tank Farm Storage and Terminaling Agreement.

For the year ended December 31, 2014, PBF Holding paid PBFX $1,420 related to the Toledo Tank Farm Storage and Terminaling Agreement.

Second Amended and Restated Omnibus Agreement
On May 14, 2014, PBF Holding entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among PBFX, PBF GP, PBF LLC and PBF Holding for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Omnibus Agreement addresses the following matters:

•
PBFX’s obligation to pay PBF Holding, an administrative fee, in the amount of $2,700 per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under the First Amended and Restated Agreement of Limited Partnership of PBFX (the "Partnership Agreement"));

•	PBFX’s obligation to reimburse PBF Holding for the salaries and benefits costs of employees who devote more than 50% of their time to PBFX;

•	PBFX’s agreement to reimburse PBF Holding for all other direct or allocated costs and expenses incurred by PBF LLC on PBFX’s behalf;

•	PBF LLC’s agreement not to compete with PBFX under certain circumstances, subject to certain exceptions;

•
PBFX’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the PBFX Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions;

•	a license to use the PBF Logistics trademark and name; and

•
PBF Holding’s agreement to reimburse PBFX for certain expenditures up to $20,000 per event (net of any insurance recoveries) related to the contributed assets for a period of five years after the closing of the PBFX Offering, and PBFX's agreement to bear the costs associated with the expansion of the DCR Rail Terminal crude unloading capability. The liability arising from this agreement is classified as "Accounts Payable - Affiliate" on the PBF Holding consolidated balance sheet.

On September 30, 2014, the Omnibus Agreement was amended and restated in connection with the Contribution Agreement II (the “Amended and Restated Omnibus Agreement”). The annual fee payable under the Amended and Restated Omnibus Agreement increased from $2,300 to $2,525 as a result of the inclusion of the DCR West Rack. On December 12, 2014, PBF Holding, PBFX, PBF GP, and PBF LLC entered into a Second Amended and Restated Omnibus Agreement (the "Second A&R Omnibus Agreement") to amend and restate the Amended and Restated Omnibus Agreement dated as of September 30, 2014, by and among the same parties. The Second A&R Omnibus Agreement clarifies the reimbursements to be made by PBFX to BF LLC and from PBF LLC to PBFX. The Second A&R Omnibus Agreement incorporates the Toledo Storage Facility Assets into its provisions and increases the annual administrative fee to be paid by PBFX to PBF Energy from $2,525 to $2,700.
For the year ended December 31, 2014, PBF Holding received from PBFX $2,174 for fees related to the Omnibus Agreement.

Second Amended and Restated Operation and Management Services and Secondment Agreement
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
On September 30, 2014, the Services Agreement was amended and restated in connection with the Contribution Agreement II (the “Amended and Restated Services Agreement”). The annual fee payable under the Amended and Restated Services Agreement increased from $490 to $797 (indexed for inflation) as a result of the inclusion of the DCR West Rack. On December 12, 2014, PBF Holding, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC, Toledo Terminaling, Toledo Refining Company LLC, PBFX and PBF GP entered

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

into the Second Amended and Restated Operation and Management Services and Secondment Agreement (the "Second A&R Services Agreement") to incorporate the Toledo Storage Facility Assets into its provisions and increases the fee to be paid by PBFX to PBF Holding from $797 to $4,400.
For the year ended December 31, 2014, PBF Holding received from PBFX $579 for fees related to the services agreements.
Fuel Strategies International, Inc. Agreement
The Company engaged Fuel Strategies International, Inc, the principal of which is the brother of the Executive Chairman of the Board of Directors of PBF Energy, to provide consulting services relating to petroleum coke and commercial operations. For the years ended December 31, 2014, 2013 and 2012, the Company incurred charges of $588, $646 and $903, respectively, under this agreement.

Agreement with the Executive Chairman of the Board of Directors
The Company has an agreement with the Executive Chairman of the Board of Directors of PBF Energy, for the use of an airplane that is owned by a company owned by the Executive Chairman of PBF Energy. The Company pays a charter rate that is the lowest rate this aircraft is chartered to third-parties. For the years ended December 31, 2014, 2013 and 2012, the Company incurred charges of $1,214, $1,274, and $1,030, respectively, related to the use of this airplane.

Financial Sponsors
As of December 31, 2013, each of Blackstone and First Reserve, PBF Energy’s financial sponsors, had received the full return of its aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by Blackstone and First Reserve in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to Blackstone and First Reserve (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by Blackstone and First Reserve are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. The total amount distributed to the PBF LLC Series B Unit holders for the year ended December 31, 2014 and 2013 was $130,523 and $6,427, respectively. There were no amounts distributed to PBF LLC Series B Unit holders prior to 2013.

Donald F. Lucey Release and Consulting Agreement
Effective January 31, 2014, Donald F. Lucey retired from his position as Executive Vice President with PBF Investments LLC, thereby terminating his employment with the Company. In connection with his retirement, PBF Investments LLC and Mr. Lucey entered into an agreement and release pursuant to which PBF Investments LLC paid Mr. Lucey $937, which equals the amount calculated in accordance with Section 8(c) of his employment agreement less the total of the retainer fee payments ($29) under the consulting agreement with DF Lucey, LLC, a firm of which Mr. Lucey is the principal. The consulting agreement with DF Lucey, LLC was entered concurrent with the release and has a term through December 31, 2016, with an annual retainer fee of $10. The consulting agreement also contains a non-compete provision that remains in effect for 30 days following termination of the agreement. Consistent with the terms of the 2012 Equity Incentive Plan, the options that Mr. Lucey received for PBF Energy Class A Common Stock were to continue to vest during the term of his consulting agreement, however, in February 2015, the Board of Directors accelerated the vesting of his remaining unvested options to purchase Class A Common Stock.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

12. COMMITMENTS AND CONTINGENCIES
Lease and Other Commitments
The Company leases office space, office equipment, refinery facilities and equipment, and railcars under non-cancelable operating leases, with terms ranging from one to twenty years, subject to certain renewal options as applicable. Total rent expense was $98,473, $70,581, and $41,563 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for the Paulsboro and Toledo refineries. The Company made purchases of $40,444, $38,383 and $30,335 under these supply agreements for the years ended December 31, 2014, 2013 and 2012, respectively.
The fixed and determinable amounts of the obligations under these agreements and total minimum future annual rentals, exclusive of related costs, are approximately:

Year Ending December 31,
2015	$101,788
2016	98,609
2017	92,166
2018	78,214
2019	62,494
Thereafter	82,375

$515,646

Employment Agreements
PBF Holding or one of its subsidiaries is party to amended employment agreements with members of executive management and certain other key personnel that include automatic annual renewals, unless canceled. Under some of the agreements, certain of the executives would receive a lump sum payment of between one and a half to 2.99 times their base salary and continuation of certain employee benefits for the same period upon termination by the Company “Without Cause”, or by the employee “For Good Reason”, or upon a “Change in Control”, as defined in the agreements. Upon death or disability, certain of the Company’s executives, or their estates, would receive a lump sum payment of at least one half of their base salary.

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

In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $10,476 recorded as of December 31, 2014 ($9,869 as of December 31, 2013) represents the present value of expected future costs discounted at a rate of 8%. At December 31, 2014 the undiscounted liability is $15,502 and the Company expects to make aggregate payments for this liability of $5,676 over the next five years. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. A trust fund related to this liability in the amount of

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

$12,117, was recorded as restricted cash in deferred charges and other assets, net as of December 31, 2013, respectively. As of December 31, 2014, this liability is self-guaranteed by the Company and the trust was released.

In connection with the acquisition of the Delaware City assets, Valero Energy Corporation ("Valero") remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.

In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.

In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur. As of July 1, 2014 five additional Northeastern states began requiring heating oils with 500 PPM or less sulfur.  All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.

The EPA issued the final Tier 3 Gasoline standards on March 3, 2014 under the Clean Air Act. This final rule establishes more stringent vehicle emission standards and further reduces the sulfur content of gasoline starting in January of 2017. The new standard is set at 10 PPM sulfur in gasoline on an annual average basis starting January 1, 2017, with a credit trading program to provide compliance flexibility. The EPA responded to industry comments on the proposed rule and maintained the per gallon sulfur cap on gasoline at the existing 80 PPM cap. The standards set by the new rule are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013. The EPA did not meet this requirement but has released proposed standards for 2014. In the proposed standards the EPA responded to the industry discussion around the apparent infeasibility of compliance in 2014 if the EPA issued standards following the requirements of the Energy Independence and Security Act. The EPA indicated it may use its waiver authority under the RFS 2 program ("RFS 2") and set standards for renewable fuel recognizing the practical constraints in requiring ethanol blending into gasoline above 10%. The EPA also indicated it may reduce the advanced biofuel requirement and hold constant the biomass based diesel requirements at the 2013 level. The cellulosic requirement may be increased over the 2013 volume and, as has been the case in each of the prior years, the EPA would likely be overstating the actual production. Renewable fuel groups have been vocal in advocating changes to the proposed standards in general due to the lower volumes mandated. The EPA has submitted the final rule to the Office of Management and Budget. When they are issued, the final standards may have a material impact on the Company's cost of compliance with RFS 2.
On September 12, 2012, the EPA issued final amendments to the New Source Performance Standards ("NSPS") for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. The Company has evaluated the impact of the regulation and amended standards on its refinery operations and currently does not expect the cost to comply to be material.
In addition, the EPA published a Final Rule to the Clean Water Act ("CWA") Section 316(b) in August 2014 regarding cooling water intake structures, which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but gives state agencies the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively, the "Appellants") regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the “EAB”) and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed Appellants’ appeal for lack of standing. Sierra Club and Delaware Audubon have appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware have filed cross-appeals. Briefs have been filed in this appeal and the oral arguments were held in the first quarter of 2015. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants filed a Notice of Appeal with the Superior Court appealing the EAB’s decision and briefs were submitted. Oral arguments on the appeals of the EAB's decision were heard at the same time as the appeal of the CZ Board decision. If the Appellant's in one or both of these matters ultimately prevail, the outcome may have an adverse material effect on the Company's financial condition, results of operations, cash flows and ability to make distributions to its member.

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
Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to the Company's debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

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

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 89.9% and 40.9% interest in PBF LLC as of December 31, 2014 and December 31, 2013, respectively. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

13. EQUITY STRUCTURE
PBF Holding has no common stock outstanding. As of December 31, 2014, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. The following sections represent the equity structure of the Company's indirect and direct parents, PBF Energy and PBF LLC, respectively.
Class A Common Stock
Holders of Class A common stock are entitled to receive dividends when and if declared by the Board of Directors of PBF Energy out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon PBF Energy's dissolution or liquidation or the sale of all or substantially all of the assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive pro rata remaining assets available for distribution. Holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.

Class B Common Stock
Holders of shares of Class B common stock are entitled, without regard to the number of shares of Class B common stock held by such holder, to one vote for each PBF LLC Series A Unit beneficially owned by such holder. Accordingly, the the members of PBF LLC other than PBF Energy collectively have a number of votes in PBF Energy that is equal to the aggregate number of PBF LLC Series A Units that they hold.
Holders of shares of Class A common stock and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law.
Holders of Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation or winding up of PBF Energy.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors.

PBF LLC Capital Structure
PBF LLC Series A Units
The allocation of profits and losses and distributions to PBF LLC Series A unit holders is governed by the Limited Liability Company Agreement of PBF LLC. These allocations are made on a pro rata basis with PBF LLC Series C Units. PBF LLC Series A unit holders do not have voting rights.
PBF LLC Series B Units
The PBF LLC Series B Units are intended to be “profit interests” within the meaning of Revenue Procedures 93-27 and 2001-43 of the Internal Revenue Service and have a stated value of zero at issuance. The PBF LLC Series B Units are held by certain of the Company’s officers, have no voting rights and are designed to increase in value only after the Company’s financial sponsors achieve certain levels of return on their investment in PBF LLC Series A Units. Accordingly, the amounts paid to the holders of PBF LLC Series B Units, if any, will reduce only the amounts otherwise payable to the PBF LLC Series A Units held by the Company’s financial sponsors, and will not reduce or otherwise impact any amounts payable to PBF Energy (the holder of PBF LLC Series C Units), the holders of PBF Energy's Class A common stock or any other holder of PBF LLC Series A Units. The maximum number of PBF LLC Series B Units authorized to be issued is 1,000,000.
PBF LLC Series C Units
The PBF LLC Series C Units rank on a parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. PBF LLC Series C Units are held solely by PBF Energy.

14. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
	2014	2013	2012
PBF LLC Series A Unit compensatory warrants and options	$522	$779	$1,589
PBF LLC Series B Units	—	530	1,277
PBF Energy options	5,573	2,444	88
	$6,095	$3,753	$2,954
PBF LLC Series A warrants and options
PBF LLC granted compensatory warrants to employees of the Company in connection with their purchase of Series A units in PBF LLC. The warrants grant the holder the right to purchase PBF LLC Series A Units. One-quarter of the PBF LLC Series A compensatory warrants were exercisable at the date of grant and the remaining three-quarters become exercisable over equal annual installments on each of the first three anniversaries of the grant date subject to acceleration in certain circumstances. A total of 551,759 PBF LLC Series A compensatory warrants were granted during the year ended December 31, 2011. They are exercisable for ten years from the date of grant. The remaining warrants became fully exercisable in connection with the initial public offering of PBF Energy in December 2012.
A total of 205,000 options to purchase PBF LLC Series A units were granted to certain employees, management and directors in 2012. Options vest over equal annual installments on each of the first three anniversaries of the

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.
The Company did not issue PBF LLC Series A Units compensatory warrants or options in 2014 or 2013.
The estimated fair value of compensatory PBF LLC Series A warrants and options granted during the year ended December 31, 2012 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

Years Ended December 31,
2012
Expected life (in years)	6.00
Expected volatility	55.00%
Dividend yield	1.00%
Risk-free rate of return	0.91%
Exercise price	$12.55

The following table summarizes activity for PBF LLC Series A compensatory warrants and options for the years ended December 31, 2014, 2013 and 2012:

	Number of PBF LLC Series A Compensatory Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock Based Compensation, Outstanding at January 1, 2012	1,835,579	$10.00	8.99
Granted	205,000	12.55	10.00
Exercised	(849,186)	10.00	—
Forfeited	(6,667)	10.00	—
Outstanding at December 31, 2012	1,184,726	$10.44	8.23
Granted	—	—	—
Exercised	(301,979)	10.11	—
Forfeited	(41,668)	11.27	—
Outstanding at December 31, 2013	841,079	$10.52	7.40
Granted	—		—
Exercised	(32,934)	10.00	—
Forfeited	(6,666)	11.59	—
Outstanding at December 31, 2014	801,479	$10.53	6.41
Exercisable and vested at December 31, 2014	753,985	$10.41	6.34
Exercisable and vested at December 31, 2013	545,247	$10.24	7.23
Exercisable and vested at December 31, 2012	608,039	$10.00	8.00
Expected to vest at December 31, 2014	801,479	$10.53	6.41
The total estimated fair value of PBF LLC Series A warrants and options granted in 2012 was $1,207, and the weighted average fair value per unit was $5.89. The total intrinsic value of stock options outstanding and exercisable at December 31, 2014, was $12,910 and $12,240, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013, and 2012 was $618, $4,298, and $13,112, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2014 was $140, which will be recognized in 2015.

As of December 31, 2014 and 2013, members of management of the Company had also purchased an aggregate of 2,740,718 non-compensatory Series A warrants in PBF LLC with an exercise price of $10.00 per unit, all of which were immediately exercisable. During the year ended December 31, 2014, 11,700 non-compensatory warrants were exercised. No non-compensatory warrants were exercised during the year ended December 31, 2013. At December 31, 2014 and 2013, there were 56,719 and 68,419 non-compensatory warrants outstanding, respectively.
PBF LLC Series B Units
PBF LLC Series B Units were issued and allocated to certain members of management during the years ended December 31, 2011 and 2010. One-quarter of the PBF LLC Series B Units vested at the time of grant and the remaining three-quarters vested in equal annual installments on each of the first three anniversaries of the grant date, subject to accelerated vesting upon certain events. The Series B Units fully vested during the year ended December 31, 2013.

The following table summarizes activity for PBF LLC Series B Units for the years ended December 31, 2013 and 2012:

	Number of PBF LLC Series B units	Weighted Average Grant Date Fair Value
Non-vested units at January 1, 2012	500,000	$5.11
Allocated	—	—
Vested	(250,000)	5.11
Forfeited	—	—
Non-vested units at December 31, 2012	250,000	$5.11
Allocated	—	—
Vested	(250,000)	5.11
Forfeited	—	—
Non-vested units at December 31, 2013	—	$—
PBF Energy options
PBF Energy grants awards of its Class A common stock under the 2012 Equity Incentive Plan which authorizes the granting of various stock and stock-related awards to employees, prospective employees and non-employees. Awards include options to purchase shares of Class A common stock and restricted Class A common stock that vest over a period determined by the plan.
A total of 1,135,000 and 697,500 options to purchase shares of PBF Energy Class A common stock were granted to certain employees and management of the Company in the years ended December 31, 2014 and 2013, respectively. The PBF Energy options vest in equal annual installments on each of the first four anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The estimated fair value of PBF Energy options granted during the years ended December 31, 2014, 2013 and 2012 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

	December 31, 2014	December 31, 2013	December 31, 2012
Expected life (in years)	6.25	6.25	6.25
Expected volatility	52.0%	52.1%	51.0%
Dividend yield	4.82%	4.43%	3.01%
Risk-free rate of return	1.80%	1.53%	0.89%
Exercise price	$24.78	$27.79	$26.00

The following table summarizes activity for PBF Energy options for the years ended December 31, 2014, 2013 and 2012.

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2012	—	$—	—
Granted	682,500	26.00	10.00
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2012	682,500	$26.00	9.95
Granted	697,500	27.79	10.00
Exercised	—	—	—
Forfeited	(60,000)	25.36	—
Outstanding at December 31, 2013	1,320,000	$26.97	9.33
Granted	1,135,000	24.78	10.00
Exercised	—	—	—
Forfeited	(53,125)	25.44	—
Outstanding at December 31, 2014	2,401,875	$25.97	8.67
Exercisable and vested at December 31, 2014	485,000	$26.66	8.21
Exercisable and vested at December 31, 2013	158,125	$26.00	8.95
Exercisable and vested at December 31, 2012	—	$—	—
Expected to vest at December 31, 2014	2,401,875	$25.97	8.67
The total estimated fair value of PBF Energy options granted in 2014 and 2013 was $9,068 and $6,499 and the weighted average per unit fair value was $7.99 and $9.32. The total intrinsic value of stock options outstanding and exercisable at December 31, 2014, was $3,094 and $346, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2014 was $14,413, which will be recognized from 2015 through 2018.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

15. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to Internal Revenue Service limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $11,364, $10,450 and $9,969 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The non-union Delaware City employees and all Paulsboro and Toledo employees became eligible to participate in the Company’s defined benefit plans as of the respective acquisition dates. The union Delaware City employees became eligible to participate in the Company’s defined benefit plans upon commencement of normal operations. The Company did not assume any of the employees’ pension liability accrued prior to the respective acquisitions.
The Company formed the Post Retirement Medical Plan on December 31, 2010 to provide health care coverage continuation from date of retirement to age 65 for qualifying employees associated with the Paulsboro acquisition. The Company credited the qualifying employees with their prior service under Valero which resulted in the recognition of a liability for the projected benefit obligation. The Post Retirement Medical Plan was amended during 2013 to include all corporate employees and was amended in 2014 to include Delaware City and Toledo employees.

The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post Retirement Medical Plans as of and for the years ended December 31, 2014 and 2013 were as follows:

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Pension Plans		Post Retirement Medical Plan
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$53,350	$30,215	$8,225	$9,730
Service cost	19,407	14,794	1,099	726
Interest cost	2,404	992	520	334
Plan amendments	529	—	3,911	(860)
Benefit payments	(2,634)	(663)	(215)	(51)
Actuarial loss (gain)	8,042	8,012	1,200	(1,654)
Projected benefit obligation at end of year	$81,098	$53,350	$14,740	$8,225
Change in plan assets:
Fair value of plan assets at beginning of year	$25,050	$10,232	$—	$—
Actual return on plan assets	1,822	33	—	—
Benefits paid	(2,634)	(663)	(215)	(51)
Employer contributions	16,718	15,448	215	51
Fair value of plan assets at end of year	$40,956	$25,050	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$40,956	$25,050	$—	$—
Less benefit obligations at end of year	81,098	53,350	14,740	8,225
Funded status at end of year	$(40,142)	$(28,300)	$(14,740)	$(8,225)
The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2014 and 2013. The accumulated benefit obligation for the defined benefit plans approximated $66,576 and $45,005 at December 31, 2014 and 2013, respectively.
Benefit payments, which reflect expected future services, that the Company expects to pay are as follows for the years ended December 31:

	Pension Benefits	Post Retirement Medical Plan
2015	$8,982	$436
2016	5,388	632
2017	7,562	925
2018	9,261	1,089
2019	9,827	1,358
Years 2020-2024	70,380	7,335

The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $17,550 to the Company’s Pension Plans during 2015.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The components of net periodic benefit cost were as follows for the years ended December 31, 2014, 2013 and 2012:

	Pension Benefits			Post Retirement Medical Plan
	2014	2013	2012	2014	2013	2012
Components of net period benefit cost:
Service cost	$19,407	$14,794	$11,437	$1,099	$726	$633
Interest cost	2,404	992	502	520	334	395
Expected return on plan assets	(2,156)	(550)	(323)	—	—	—
Amortization of prior service cost	39	11	11	258	—	—
Amortization of actuarial loss (gain)	1,033	421	30	(4)	—	—
Net periodic benefit cost	$20,727	$15,668	$11,657	$1,873	$1,060	$1,028
The pre-tax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Pension Benefits			Post Retirement Medical Plan
	2014	2013	2012	2014	2013	2012
Prior service costs (credits)	$529	$—	$—	$3,911	$(860)	$—
Net actuarial loss (gain)	8,151	8,235	6,817	1,201	(1,654)	(189)
Amortization of losses and prior service cost	(1,072)	(432)	(41)	(255)	—	—
Total changes in other comprehensive loss (income)	$7,608	$7,803	$6,776	$4,857	$(2,514)	$(189)
The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2014 and 2013 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post Retirement Medical Plan
	2014	2013	2014	2013
Prior service (costs) credits	$(582)	$(92)	$(2,793)	$860
Net actuarial (loss) gain	(23,762)	(16,419)	(78)	1,126
Total	$(24,344)	$(16,511)	$(2,871)	$1,986

The following pre-tax amounts included in accumulated other comprehensive loss as of December 31, 2014 are expected to be recognized as components of net period benefit cost during the year ended December 31, 2015:

	Pension Benefits	Post Retirement Medical Plan
Amortization of prior service costs (credits)	$(53)	$(305)
Amortization of net actuarial loss (gain)	(1,245)	—
Total	$(1,298)	$(305)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The weighted average assumptions used to determine the benefit obligations as of December 31, 2014 and 2013 were as follows:

	Pension Benefits		Post Retirement Medical Plan
	2014	2013	2014	2013
Discount rate	3.70%	4.55%	3.70%	4.55%
Rate of compensation increase	4.96%	4.64%	—	—
The discount rate assumptions used to determine the defined benefit and Post Retirement Medical plans obligations as of December 31, 2014 and 2013 were based on the Mercer Yield Curve. The Mercer Yield Curve is developed from a portfolio of high-quality investment grade bonds. To determine the discount rate, each year’s projected cash flow for the defined benefit and Post Retirement Medical plans is discounted at a spot (zero-coupon) rate appropriate for that maturity; the discount rate is the single equivalent rate that produces the same discounted present value.
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Pension Benefits			Post Retirement Medical Plan
	2014	2013	2012	2014	2013	2012
Discount rate	4.55%	3.45%	4.45%	4.55%	3.45%	4.45%
Expected long-term rate of return on plan assets	6.70%	3.50%	4.25%	—	—	—
Rate of compensation increase	4.64%	4.00%	4.00%	—	—	—
The assumed health care cost trend rates as of December 31, 2014 and 2013 were as follows:

	Post Retirement Medical Plan
	2014	2013
Health care cost trend rate assumed for next year	6.7%	6.8%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reached the ultimate trend rate	2027	2027

Assumed health care costs trend rates have a significant effect on the amounts reported for retiree health care plans. A one percentage-point change in assumed health care costs trend rates would have the following effects on the medical postretirement benefits:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$205	$(177)
Effect on accumulated postretirement benefit obligation	1,411	(1,254)
The tables below present the fair values of the assets of the Company’s Qualified Plan as of December 31, 2014 and 2013 by level of fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on published net asset values of mutual funds. As noted above, the Company’s post retirement medical plan is funded on a pay-as-you-go basis and has no assets.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Fair Value Measurements Using Quoted Prices in Active Markets (Level 1)
	December 31,
	2014	2013
Equities:
Domestic equities	$12,682	$7,603
Developed international equities	5,600	3,685
Emerging market equities	2,629	1,775
Global low volatility equities	3,478	2,132
Fixed-income	16,517	9,855
Cash and cash equivalents	50	—
Total	$40,956	$25,050
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2014, the plan's target allocations for plan assets are 60% invested in equity securities and 40% fixed income investments. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.
16. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods:

	Year Ended December 31,
	2014	2013	2012
Gasoline and distillates	$17,050,096	$16,973,239	$17,878,957
Chemicals	739,096	746,396	705,373
Asphalt and blackoils	706,494	690,305	642,640
Lubricants	410,466	468,315	517,921
Feedstocks and other	922,003	273,200	393,796
	$19,828,155	$19,151,455	$20,138,687

17. INCOME TAXES
PBF Holding is a limited liability company treated as a "flow-through" entity for income tax purposes. Accordingly, there is no benefit or provision for federal or state income tax in the PBF Holding financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

18. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2014 and 2013.
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

	As of December 31, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$5,575	$—	$—	$5,575	N/A	$5,575
Non-qualified pension plan assets	5,494	—	—	5,494	N/A	5,494
Commodity contracts	415,023	12,093	1,715	428,831	(397,676)	31,155
Derivatives included with inventory intermediation agreement obligations	—	94,834	—	94,834	—	94,834
Derivatives included with inventory supply arrangement obligations	—	4,251	—	4,251	—	4,251
Liabilities:
Commodity contracts	390,144	7,338	194	397,676	(397,676)	—
Catalyst lease obligations	—	36,559	—	36,559	—	36,559

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$5,857	$—	$—	$5,857
Non-qualified pension plan assets	4,905	—	—	4,905
Commodity contracts	4,252	6,681	—	10,933
Derivatives included with inventory intermediation arrangement	—	6,016	—	6,016
Liabilities:
Commodity contracts	—	6,989	23,365	30,354
Derivatives included with inventory supply arrangement obligations	—	177	—	177
Catalyst lease obligations	—	53,089	—	53,089

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within cash and cash equivalents.

•
Non-qualified pension plan assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on published net asset values of mutual funds and included within deferred charges and other assets, net.

•
The commodity contracts categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted prices in an active market. The commodity contracts categorized in Level 2 of the fair value hierarchy are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•
The commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward price used to value these swaps was derived using broker quotes, prices from other third party sources and other available market based data.

•
The derivatives included with inventory supply arrangement obligations, derivatives included with inventory intermediation agreement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$(23,365)	$—
Purchases	—	—
Settlements	(22,055)	24,678
Unrealized loss included in earnings	46,941	(48,043)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$1,521	$(23,365)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The table below summarizes the changes in fair value measurements of contingent consideration for refinery acquisition categorized in Level 3 of the fair value hierarchy:

Year Ended December 31,
2013
Balance at beginning of period	$21,358
Purchases	—
Settlements	(21,358)
Unrealized loss included in earnings	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at end of period	$—

There were no transfers between levels during the years ended December 31, 2014 and 2013, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes (a)	$668,520	$675,580	$667,487	$697,568
Revolving Loan (b)	—	—	15,000	15,000
Rail Facility (b)	37,270	37,270	—	—
Catalyst leases (c)	36,559	36,559	53,089	53,089
	742,349	749,409	735,576	765,657
Less - Current maturities	—	—	12,029	12,029
Long-term debt	$742,349	$749,409	$723,547	$753,628

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
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company's liability is directly impacted by the change in fair value of the underlying catalyst.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

19. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreements contain purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements commencing in July 2013 that contain purchase obligations for certain volumes of intermediates and refined products. The Company was also party to an agreement that contained purchase obligations for certain volumes of stored intermediates inventory during the year ended December 31, 2012, which was terminated during the first quarter of 2012. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of December 31, 2014, there were 662,579 barrels of crude oil and feedstocks (838,829 barrels at December 31, 2013) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2013) outstanding under these derivative instruments not designated as hedges. As of December 31, 2014, there were 3,106,325 barrels of intermediates and refined products (3,274,047 barrels at December 31, 2013) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2013) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2014, there were 47,339,000 barrels of crude oil and 1,970,871 barrels of refined products (43,199,000 and 0, respectively, as of December 31, 2013), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the fair values of these derivative instruments as of December 31, 2014 and December 31, 2013 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
December 31, 2014:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$4,251
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$94,834
December 31, 2013:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(177)
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,016

Derivatives not designated as hedging instruments:
December 31, 2014:
Commodity contracts	Accounts receivable	$31,155
December 31, 2013:
Commodity contracts	Accrued expenses	$(19,421)

The following tables provide information about the gains or losses recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the year ended December 31, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$4,428
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$88,818
For the year ended December 31, 2013:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(5,773)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$6,016
For the year ended December 31, 2012
Derivatives included with inventory supply arrangement obligations	Cost of sales	$7,060

Derivatives not designated as hedging instruments:
For the year ended December 31, 2014:
Commodity contracts	Cost of sales	$146,016
For the year ended December 31, 2013:
Commodity contracts	Cost of sales	$(88,962)
For the year ended December 31, 2012
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(8)
Commodity contracts	Cost of sales	$34,778

Hedged items designated in fair value hedges:
For the year ended December 31, 2014:
Crude oil and feedstock inventory	Cost of sales	$(4,428)
Intermediate and refined product inventory	Cost of sales	$(88,818)
For the year ended December 31, 2013:
Crude oil and feedstock inventory	Cost of sales	$(1,491)
Intermediate and refined product inventory	Cost of sales	$(6,016)
For the year ended December 31, 2012
Crude oil and feedstock inventory	Cost of sales	$(4,704)

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2014. Ineffectiveness related to the Company's fair value hedges resulted in a loss of $7,264 and a gain of $2,356 for the years ended December 31, 2013 and 2012, respectively, recorded in cost of sales. Gains and losses due to ineffectiveness, resulting from the difference in the forward and spot rates of the underlying crude inventory related to the derivatives included with inventory supply arrangement obligations, were excluded from the assessment of hedge effectiveness.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

20. SUBSEQUENT EVENTS
Dividend Declared
On February 9, 2015, PBF Energy, PBF Holding's indirect parent, declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend was paid on March 10, 2015 to Class A common stockholders of record at the close of business on February 23, 2015. PBF Holding made a distribution of $27,344 to PBF LLC, which in turn made pro-rata distributions to its members, including PBF Energy. PBF Energy then used this distribution to fund the dividend payments to shareholders of PBF Energy.
Secondary Offering
On February 6, 2015, PBF Energy completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the "February 2015 secondary offering"). All of the shares in the February 2015 secondary offering were sold by funds affiliated with Blackstone and First Reserve. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, Blackstone and First Reserve no longer hold any PBF LLC Series A units or shares of PBF Energy Class A Common stock. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, received a portion of the proceeds of the sale of the Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the February 2015 secondary offering. Immediately following the February 2015 secondary offering, PBF Energy owns 85,768,077 PBF LLC Series C Units and its executive officers and directors and certain employees beneficially own 5,366,043 PBF LLC Series A Units, and the holders of its issued and outstanding shares of Class A common stock have 94.1% of the voting power in PBF LLC and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 5.9% of the voting power in PBF LLC.
Related Party
On January 31, 2015, the Company entered into a consulting services agreement with Michael D. Gayda, the former President. Compensation for the services performed will be at a daily rate of $3 for days actually engaged in performing services, with partial days prorated. The consulting service agreement expires on December 31, 2016, subject to certain early termination rights.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining Company LLC, Delaware Pipeline Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the Senior Secured Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer”. The indenture dated February 9, 2012, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries". PBF Energy Limited, PBF Transportation Company LLC and PBF Rail Logistics Company LLC are consolidated subsidiaries of the Company that are not guarantors of the Senior Secured Notes.

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING BALANCE SHEET

	December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$185,381	$704	$34,334	$(2,016)	$218,403
Accounts receivable	518,498	26,238	6,533	—	551,269
Accounts receivable - affiliate	529	2,694	—	—	3,223
Inventories	510,947	435,924	155,390	—	1,102,261
Prepaid expense and other current assets	26,964	5,193	—	—	32,157
Due from related parties	16,189,384	18,805,509	1,607,878	(36,602,771)	—
Total current assets	17,431,703	19,276,262	1,804,135	(36,604,787)	1,907,313

Property, plant and equipment, net	68,218	1,683,294	54,548	—	1,806,060
Investment in subsidiaries	2,569,636	—	—	(2,569,636)	—
Deferred charges and other assets, net	34,840	293,098	2,579	—	330,517
Total assets	$20,104,397	$21,252,654	$1,861,262	$(39,174,423)	$4,043,890

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$235,791	$92,984	$8,423	$(2,016)	$335,182
Accounts payable - affiliate	11,600	30	—	—	11,630
Accrued expenses	487,783	450,856	191,331	—	1,129,970
Current portion of long-term debt	—	—	—	—	—
Deferred revenue	1,227	—	—	—	1,227
Due to related parties	16,924,490	18,151,095	1,527,186	(36,602,771)	—
Total current liabilities	17,660,891	18,694,965	1,726,940	(36,604,787)	1,478,009

Delaware Economic Development Authority loan	—	8,000	—	—	8,000
Long-term debt	668,520	36,559	37,270	—	742,349
Intercompany notes payable	122,264	—	—	—	122,264
Other long-term liabilities	22,206	40,546	—	—	62,752
Total liabilities	18,473,881	18,780,070	1,764,210	(36,604,787)	2,413,374

Commitments and contingencies

Equity:
Member's equity	1,144,100	749,278	44,346	(793,624)	1,144,100
Retained earnings	513,292	1,731,694	52,706	(1,784,400)	513,292
Accumulated other comprehensive loss	(26,876)	(8,388)	—	8,388	(26,876)
Total equity	1,630,516	2,472,584	97,052	(2,569,636)	1,630,516
Total liabilities and equity	$20,104,397	$21,252,654	$1,861,262	$(39,174,423)	$4,043,890

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING BALANCE SHEET

	December 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$76,179	$791	$—	$—	$76,970
Accounts receivable	588,385	8,262	—	—	596,647
Inventories	818,007	627,510	—	—	1,445,517
Prepaid expense and other current assets	49,251	6,592	—	—	55,843
Due from related parties	11,807,063	16,600,151	—	(28,407,214)	—
Total current assets	13,338,885	17,243,306	—	(28,407,214)	2,174,977

Property, plant and equipment, net	60,746	1,720,843	—	—	1,781,589
Investment in subsidiaries	3,584,622	—	—	(3,584,622)	—
Deferred charges and other assets, net	27,923	234,556	—	—	262,479
Total assets	$17,012,176	$19,198,705	$—	$(31,991,836)	$4,219,045

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$307,612	$94,681	$—	$—	$402,293
Accrued expenses	606,388	604,557	—	—	1,210,945
Current portion of long-term debt	—	12,029	—	—	12,029
Deferred revenue	7,766	—	—	—	7,766
Due to related parties	13,589,263	14,817,951	—	(28,407,214)	—
Total current liabilities	14,511,029	15,529,218	—	(28,407,214)	1,633,033

Delaware Economic Development Authority loan	—	12,000	—	—	12,000
Long-term debt	682,487	41,060	—	—	723,547
Intercompany note payable	31,835	—	—	—	31,835
Other long-term liabilities	14,672	31,805	—	—	46,477
Total liabilities	15,240,023	15,614,083	—	(28,407,214)	2,446,892

Commitments and contingencies

Equity:
Member's equity	933,164	667,173	—	(667,173)	933,164
Retained earnings	853,527	2,915,720	—	(2,915,720)	853,527
Accumulated other comprehensive loss	(14,538)	1,729	—	(1,729)	(14,538)
Total equity	1,772,153	3,584,622	—	(3,584,622)	1,772,153
Total liabilities and equity	$17,012,176	$19,198,705	$—	$(31,991,836)	$4,219,045

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$19,847,045	$1,402,253	$1,007,407	$(2,428,550)	$19,828,155

Costs and expenses:
Cost of sales, excluding depreciation	18,467,533	1,522,901	952,170	(2,428,550)	18,514,054
Operating expenses, excluding depreciation	218	880,339	144	—	880,701
General and administrative expenses	123,692	16,259	199	—	140,150
Gain on sale of asset	(277)	—	(618)	—	(895)
Depreciation and amortization expense	13,583	164,525	888	—	178,996
	18,604,749	2,584,024	952,783	(2,428,550)	19,713,006

Income (loss) from operations	1,242,296	(1,181,771)	54,624	—	115,149

Other income (expense):
Equity in earnings of subsidiaries	(1,131,321)	—	—	1,131,321	—
Change in fair value of catalyst lease	—	3,969	—	—	3,969
Interest expense, net	(89,858)	(6,225)	(1,918)	—	(98,001)
Net income (loss)	$21,117	$(1,184,027)	$52,706	$1,131,321	$21,117

Comprehensive Income (Loss)	$8,779	$(1,194,031)	$52,706	$1,141,325	$8,779

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$16,190,178	$7,641,498	$—	$(4,680,221)	$19,151,455

Costs and expenses:
Cost of sales, excluding depreciation	16,486,851	5,996,684	—	(4,680,221)	17,803,314
Operating expenses, excluding depreciation	(482)	813,134	—	—	812,652
General and administrative expenses	82,284	13,510	—	—	95,794
(Gain) loss on sale of asset	(388)	205	—	—	(183)
Depreciation and amortization expense	12,856	98,623	—	—	111,479
	16,581,121	6,922,156	—	(4,680,221)	18,823,056

(Loss) income from operations	(390,943)	719,342	—	—	328,399

Other income (expense):
Equity in earnings (loss) of subsidiaries	722,673	—	—	(722,673)	—
Change in fair value of catalyst lease	—	4,691	—	—	4,691
Interest expense, net	(92,854)	(1,360)	—	—	(94,214)
Net income (loss)	$238,876	$722,673	$—	$(722,673)	$238,876

Comprehensive Income (Loss)	$233,279	$724,930	$—	$(724,930)	$233,279

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2012
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$7,622,924	$16,141,408	$—	$(3,625,645)	$20,138,687

Costs and expenses:
Cost of sales, excluding depreciation	8,537,996	13,356,727	—	(3,625,645)	18,269,078
Operating expenses, excluding depreciation	—	738,824	—	—	738,824
General and administrative expenses	105,135	15,308	—	—	120,443
Gain on sale of assets	—	(2,329)	—	—	(2,329)
Depreciation and amortization expense	8,051	84,187	—	—	92,238
	8,651,182	14,192,717	—	(3,625,645)	19,218,254

(Loss) income from operations	(1,028,258)	1,948,691	—	—	920,433

Other income (expense):
Equity in earnings (loss) of subsidiaries	1,921,040	—	—	(1,921,040)	—
Change in fair value of contingent consideration	—	(2,768)	—	—	(2,768)
Change in fair value of catalyst lease	—	(3,724)	—	—	(3,724)
Interest expense, net	(87,470)	(21,159)	—	—	(108,629)
Net income (loss)	$805,312	$1,921,040	$—	$(1,921,040)	$805,312

Comprehensive Income (Loss)	$798,747	$1,921,267	$—	$(1,921,267)	$798,747

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOW

	Year Ended December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$21,117	$(1,184,027)	$52,706	$1,131,321	$21,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,334	164,550	1,528	—	186,412
Stock-based compensation	—	6,095	—	—	6,095
Change in fair value of catalyst lease obligation	—	(3,969)	—	—	(3,969)
Non-cash change in inventory repurchase obligations	—	(93,246)	—	—	(93,246)
Non-cash lower of cost or market inventory adjustment	566,412	123,698	—	—	690,110
Pension and other post retirement benefit costs	6,426	16,174	—	—	22,600
Gain on disposition of property, plant and equipment	(277)	—	(618)	—	(895)
Equity in earnings of subsidiaries	1,131,321	—	—	(1,131,321)	—
Changes in current assets and current liabilities:
Accounts receivable	69,887	(17,976)	(6,533)	—	45,378
Amounts due to/from related parties	(1,227,851)	1,328,439	(92,181)	—	8,407
Inventories	(259,352)	20,711	(155,390)	—	(394,031)
Other current assets	22,287	1,399	—	—	23,686
Accounts payable	(71,821)	(1,697)	8,423	(2,016)	(67,111)
Accrued expenses	(131,903)	471	191,331	—	59,899
Deferred revenue	(6,539)	—	—	—	(6,539)
Other assets and liabilities	(1,966)	(258)	(1)	—	(2,225)
Net cash provided by operating activities	138,075	360,364	(735)	(2,016)	495,688

Cash flows from investing activities:
Expenditures for property, plant and equipment	(152,814)	(205,508)	(112,138)	—	(470,460)
Expenditures for refinery turnarounds costs	—	(137,688)	—	—	(137,688)
Expenditures for other assets	—	(17,255)	—	—	(17,255)
Investment in subsidiaries	(44,346)	—	—	44,346	—
Proceeds from sale of assets	133,845	—	68,809	—	202,654
Net cash used in investing activities	(63,315)	(360,451)	(43,329)	44,346	(422,749)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOW (Continued)

Cash flows from financing activities:
Proceeds from member's capital contributions	328,664	—	44,346	(44,346)	328,664
Distribution to members	(361,352)	—	—	—	(361,352)
Proceeds from intercompany notes payable	90,631	—	—	—	90,631
Proceeds from revolver borrowings	395,000	—	—	—	395,000
Repayments of revolver borrowings	(410,000)	—	—	—	(410,000)
Proceeds from Rail Facility revolver borrowings	—	—	83,095	—	83,095
Repayments of Rail Facility revolver borrowings	—	—	(45,825)	—	(45,825)
Deferred financing costs and other	(8,501)	—	(3,218)	—	(11,719)
Net cash used in financing activities	34,442	—	78,398	(44,346)	68,494

Net decrease in cash and cash equivalents	109,202	(87)	34,334	(2,016)	141,433
Cash and equivalents, beginning of period	76,179	791	—	—	76,970
Cash and equivalents, end of period	$185,381	$704	$34,334	$(2,016)	$218,403

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOW

	Year Ended December 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income	$238,876	$722,673	$—	$(722,673)	$238,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,296	98,705	—	—	118,001
Stock-based compensation	—	3,753	—	—	3,753
Change in fair value of catalyst lease obligation	—	(4,691)	—	—	(4,691)
Non-cash change in inventory repurchase obligations	—	(20,492)	—	—	(20,492)
Pension and other post retirement benefit costs	4,575	12,153	—	—	16,728
Gain on disposition of property, plant and equipment	(388)	205	—	—	(183)
Equity in earnings of subsidiaries	(722,673)	—	—	722,673	—
Changes in current assets and current liabilities:
Accounts receivable	(281,386)	188,535	—	—	(92,851)
Amounts due to/from related parties	626,623	(611,902)	—	—	14,721
Inventories	(153,782)	199,773	—	—	45,991
Other current assets	(40,416)	(2,039)	—	—	(42,455)
Accounts payable	109,988	(67,752)	—	—	42,236
Accrued expenses	222,194	(7,377)	—	—	214,817
Deferred revenue	7,766	(210,543)	—	—	(202,777)
Other assets and liabilities	(1,140)	(19,263)	—	—	(20,403)
Net cash provided by operating activities	29,533	281,738	—	—	311,271

Cash flows from investing activities:
Expenditures for property, plant and equipment	(127,653)	(190,741)	—	—	(318,394)
Expenditures for refinery turnarounds costs	—	(64,616)	—	—	(64,616)
Expenditures for other assets	—	(32,692)	—	—	(32,692)
Proceeds from sale of assets	102,428	—	—	—	102,428
Net cash used in investing activities	(25,225)	(288,049)	—	—	(313,274)

Cash flows from financing activities:
Proceeds from revolver borrowings	1,450,000	—	—	—	1,450,000
Proceeds from intercompany notes payable	31,835	—	—	—	31,835
Proceeds from member's capital contributions	—	1,757	—	—	1,757
Proceeds from catalyst lease	—	14,337	—	—	14,337
Distribution to members	(215,846)	—	—	—	(215,846)
Repayments of Revolver Borrowings	(1,435,000)	—	—	—	(1,435,000)
Payment of contingent consideration related to acquisition of Toledo refinery	—	(21,357)	—	—	(21,357)
Deferred financing costs and other	(1,044)	—	—	—	(1,044)
Net cash used in financing activities	(170,055)	(5,263)	—	—	(175,318)

Net increase (decrease) in cash and cash equivalents	(165,747)	(11,574)	—	—	(177,321)
Cash and equivalents, beginning of period	241,926	12,365	—	—	254,291
Cash and equivalents, end of period	$76,179	$791	$—	$—	$76,970

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOW

	Year Ended December 31, 2012
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
Cash flows from operating activities:
Net income	$805,312	$1,921,040	$—	$(1,921,040)	$805,312
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	13,466	84,184	—	—	97,650
Stock-based compensation	—	2,954	—	—	2,954
Change in fair value of catalyst lease obligation	—	3,724	—	—	3,724
Change in fair value of contingent consideration	—	2,768	—	—	2,768
Non-cash change in inventory repurchase obligations	—	4,576	—	—	4,576
Write-off of unamortized deferred financing fees	4,391	—	—	—	4,391
Pension and other post retirement benefit costs	2,125	10,559	—	—	12,684
Gain on disposition of property, plant and equipment	—	(2,329)	—	—	(2,329)
Equity in earnings of subsidiaries	(1,921,040)	—	—	1,921,040	—
Changes in operating assets and liabilities:
Accounts receivable	(306,999)	119,455	—	—	(187,544)
Amounts due to/from related parties	1,736,986	(1,751,707)	—	—	(14,721)
Inventories	(664,225)	584,128	—	—	(80,097)
Other current assets	78	49,893	—	—	49,971
Accounts payable	193,151	(119,161)	—	—	73,990
Accrued expenses	419,735	(389,392)	—	—	30,343
Deferred revenue	—	21,309	—	—	21,309
Other assets and liabilities	(9,023)	(22,521)	—	—	(31,544)
Net cash provided by operating activities	273,957	519,480	—	—	793,437

Cash flows from investing activities:
Expenditures for property, plant and equipment	(16,546)	(159,354)	—	—	(175,900)
Expenditures for refinery turnarounds costs	—	(38,633)	—	—	(38,633)
Expenditures for other assets	—	(8,155)	—	—	(8,155)
Proceeds from sale of assets	—	3,381	—	—	3,381
Net cash used in investing activities	(16,546)	(202,761)	—	—	(219,307)

Cash flows from financing activities:
Proceeds from Senior Secured Notes	665,806	—	—	—	665,806
Proceeds from long-term debt	430,000	—	—	—	430,000
Proceeds from catalyst lease	—	9,452	—	—	9,452
Distributions to members	(160,965)	—	—	—	(160,965)
Repayments of long-term debt	(823,749)	(360,848)	—	—	(1,184,597)
Payment of contingent consideration related to acquisition of Toledo Refinery	(103,642)	—	—	—	(103,642)
Deferred financing costs and other	(26,059)	—	—	—	(26,059)
Net cash used in financing activities	(18,609)	(351,396)	—	—	(370,005)

Net increase (decrease) in cash and cash equivalents	238,802	(34,677)	—	—	204,125
Cash and equivalents, beginning of period	3,124	47,042	—	—	50,166
Cash and equivalents, end of period	$241,926	$12,365	$—	$—	$254,291

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF HOLDING COMPANY LLC (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: March 23, 2015
POWER OF ATTORNEY
Each of the officers and directors of PBF Holding Company LLC, whose signature appears below, in so signing, also makes, constitutes and appoints each of Erik Young, Matthew Lucey and Jeffrey Dill, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Director	March 23, 2015
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	March 23, 2015
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	March 23, 2015
(John Barone)	(Principal Accounting Officer)

/s/ Jeffrey Dill	Director	March 23, 2015
(Jeffrey Dill)

/s/ Matthew C. Lucey	Director	March 23, 2015
(Matthew C. Lucey)