Form 10-Q
period 2015-03-31
PBF Holding Co LLC; PBF Finance Corp
filed 2015-05-13
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015
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
PBF Holding Company LLC has no common stock outstanding. As of May 13, 2015 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

This Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation ("PBF Finance"). PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC") and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Holding is an indirect subsidiary of PBF Energy Inc. ("PBF Energy"), which is the sole managing member of, and owner of an equity interest representing approximately 94.3% of the outstanding economic interest in, PBF LLC as of March 31, 2015. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under "Item 1A. Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2014 of PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2014 Annual Report on Form-10K, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
• supply, demand, prices and other market conditions for our products, including volatility in commodity prices;
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
•adverse impacts from changes in our regulatory environment or actions taken by environmental interest groups; and
•any decisions we make with respect to our energy-related logistical assets that may be contributed to PBFX.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$326,836	$218,403
Accounts receivable	441,185	551,269
Accounts receivable - affiliate	2,922	3,223
Inventories	1,129,207	1,102,261
Prepaid expense and other current assets	38,242	32,157
Total current assets	1,938,392	1,907,313

Property, plant and equipment, net	1,800,833	1,806,060
Deferred charges and other assets, net	328,548	330,517
Total assets	$4,067,773	$4,043,890

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$312,988	$335,182
Accounts payable - affiliate	13,950	11,630
Accrued expenses	998,823	1,129,970
Deferred revenue	6,086	1,227
Total current liabilities	1,331,847	1,478,009

Delaware Economic Development Authority loan	8,000	8,000
Long-term debt	741,233	742,349
Intercompany notes payable	153,023	122,264
Other long-term liabilities	67,413	62,752
Total liabilities	2,301,516	2,413,374

Commitments and contingencies (Note 8)

Equity:
Member's equity	1,144,114	1,144,100
Retained earnings	648,548	513,292
Accumulated other comprehensive loss	(26,405)	(26,876)
Total equity	1,766,257	1,630,516
Total liabilities and equity	$4,067,773	$4,043,890

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Revenues	$2,995,136	$4,746,443

Costs and expenses:
Cost of sales, excluding depreciation	2,529,040	4,147,684
Operating expenses, excluding depreciation	233,377	268,899
General and administrative expenses	32,530	36,624
Gain on sale of assets	(359)	(186)
Depreciation and amortization expense	46,259	33,215
	2,840,847	4,486,236

Income from operations	154,289	260,207

Other income (expense)
Change in fair value of catalyst leases	2,039	(2,001)
Interest expense, net	(21,072)	(25,456)
Net income	$135,256	$232,750

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$135,256	$232,750
Other comprehensive income:
Unrealized gain on available for sale securities	71	29
Net gain on pension and other postretirement benefits	400	217
Total other comprehensive income	471	246
Comprehensive income	$135,727	$232,996

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$135,256	$232,750
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	48,282	34,848
Stock-based compensation	2,025	1,420
Change in fair value of catalyst lease obligations	(2,039)	2,001
Non-cash change in inventory repurchase obligations	66,509	(17,463)
Pension and other post retirement benefit costs	6,448	4,805
Gain on disposition of property, plant and equipment	(359)	(186)
Change in non-cash lower of cost or market inventory adjustment	(21,208)	—

Changes in current assets and current liabilities:
Accounts receivable	110,084	67,006
Due to/from affiliates	2,621	—
Inventories	(1,007)	(99,974)
Prepaid assets and other current assets	(6,085)	15,718
Accounts payable	(22,194)	(155,474)
Accrued expenses	(197,427)	179,981
Deferred revenue	4,859	(1,393)
Other assets and liabilities	(2,279)	(3,667)
Net cash provided by operations	123,486	260,372

Cash flows from investing activities:
Expenditures for property, plant and equipment	(100,747)	(60,127)
Expenditures for deferred turnaround costs	(18,376)	(23,128)
Expenditures for other assets	(4,958)	(7,157)
Proceeds from sale of assets	77,618	37,759
Net cash used in investing activities	(46,463)	(52,653)

Cash flows from financing activities:
Proceeds from intercompany notes payable	30,000	—
Proceeds from Rail Facility revolver borrowings	23,425	—
Repayments of Rail Facility	(22,774)	—
Distributions to members	—	(29,661)
Proceeds from revolver borrowings	—	265,000
Repayments of revolver borrowings	—	(280,000)
Deferred financing costs and other	759	(2,893)
Net cash provided by (used in) financing activities	31,410	(47,554)

Net increase in cash and cash equivalents	108,433	160,165
Cash and equivalents, beginning of period	218,403	76,970
Cash and equivalents, end of period	$326,836	$237,135

Supplemental cash flow disclosures
Non-cash activities:
Accrued construction in progress and unpaid fixed assets	$26,708	$8,277

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC ("PBF Holding" or the "Company"), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC"). PBF Energy Inc. ("PBF Energy") is the sole managing member of, and owner of an equity interest representing approximately 94.3% of the outstanding economic interest in, PBF LLC as of March 31, 2015. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC ("Delaware City Refining" or "DCR"), Delaware Pipeline Company LLC, PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF Holding’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the "Company".

On May 14, 2014, PBF Logistics LP ("PBFX"), a Delaware master limited partnership, completed its initial public offering (the "PBFX Offering") of 15,812,500 common units. The initial assets distributed by PBF Holding to PBF LLC, which were then contributed to PBFX, consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of PBF Holding’s Toledo, Ohio refinery.

On September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Terminaling Company II LLC ("DCT II"), which assets consisted solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"). PBF LLC then contributed to PBFX all of the equity interests of DCT II. On December 11, 2014, PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC ("Toledo Terminaling"), whose assets consist of a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"). PBF LLC then contributed to PBFX all of the issued and outstanding limited liability company interests of Toledo Terminaling. Refer to Note 7 "Related Party Transactions" of our Notes to Condensed Consolidated Financial Statements for further information on agreements entered into with PBFX.

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

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

Recent Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2. INVENTORIES
Inventories consisted of the following:

March 31, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$870,989	$86,632	$957,621
Refined products and blendstocks	436,549	365,748	802,297
Warehouse stock and other	38,191	—	38,191
	$1,345,729	$452,380	$1,798,109
Lower of cost or market reserve	(544,242)	(124,660)	(668,902)
	$801,487	$327,720	$1,129,207

December 31, 2014
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$918,756	$61,122	$979,878
Refined products and blendstocks	520,308	255,459	775,767
Warehouse stock and other	36,726	—	36,726
	$1,475,790	$316,581	$1,792,371
Lower of cost or market reserve	(609,774)	(80,336)	(690,110)
	$866,016	$236,245	$1,102,261

Inventory under inventory supply and intermediation arrangements includes certain crude oil stored at the Company’s Delaware City refinery's storage facilities that the Company will purchase as it is consumed in connection with its crude supply agreement; and light finished products sold to counterparties in connection with the intermediation agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.
Due to the lower crude oil and refined product pricing environment at the end of 2014 and the first quarter of 2015, the Company recorded an inventory lower of cost or market reserve of $668,902 and $690,110, as of March 31, 2015 and December 31, 2014, respectively. The net effect of the $21,208 change in the lower of cost or market reserve between December 31, 2014 and March 31, 2015 increased operating income and net income by $21,208 for the three months ended March 31, 2015. Lower of cost or market adjustments are recorded to cost of sales.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

3. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	March 31, 2015	December 31, 2014
Deferred turnaround costs, net	$204,370	$204,987
Catalyst	77,693	77,322
Deferred financing costs, net	28,377	30,128
Linefill	10,230	10,230
Restricted cash	1,521	1,521
Intangible assets, net	289	357
Other	6,068	5,972
	$328,548	$330,517

4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
Inventory-related accruals	$480,197	$588,297
Inventory supply and intermediation arrangements	264,922	253,549
Accrued transportation costs	79,743	59,959
Excise and sales tax payable	37,972	40,444
Customer deposits	25,920	24,659
Accrued salaries and benefits	21,070	55,993
Accrued utilities	20,190	22,337
Accrued construction in progress	19,043	31,452
Renewable energy credit obligations	17,745	286
Accrued interest	7,797	22,946
Other	24,224	30,048
	$998,823	$1,129,970

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. ("J. Aron"). A liability included in Inventory supply and intermediation arrangements is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.

The Company is subject to obligations to purchase Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuels Standard. The Company's overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency ("EPA"). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.

5. INCOME TAXES
PBF Holding is a limited liability company treated as a "flow-through" entity for income tax purposes. Accordingly, there is no benefit or provision for federal or state income tax in the PBF Holding financial statements.

6. INTERCOMPANY NOTES PAYABLE
As of March 31, 2015, PBF Holding had outstanding notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $153,023 ($122,264 as of December 31, 2014). The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium.

7. RELATED PARTY TRANSACTIONS

PBF Holding entered into agreements with PBFX that establish fees for certain general and administrative services, and operational and maintenance services provided by the Company to PBFX. In addition, the Company executed terminal and storage services agreements with PBFX under which PBFX provides commercial transportation, terminaling and storage services to the Company and which contain minimum volume throughput commitments from PBF Holding. If, in any calendar quarter, PBF Holding fails to meet its minimum volume commitments under these agreements, it will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee per barrel. These agreements with PBFX include:
Delaware City Rail Terminaling Services Agreement
PBF Holding entered into a rail terminaling services agreement with PBFX to obtain terminaling services at the DCR Rail Terminal (the “DCR Terminaling Agreement”). Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 85,000 bpd for each quarter (calculated on a quarterly average basis). PBF Holding also pays PBFX for providing related ancillary services at the terminal that are specified in the agreement. For the three months ended March 31, 2015, PBF Holding paid PBFX $15,545 for fees related to the DCR Terminaling Agreement.
Toledo Truck Unloading & Terminaling Agreement
PBF Holding entered into a truck unloading and terminaling services agreement with PBFX to obtain terminaling services at the Toledo Truck Terminal (as amended the “Toledo Terminaling Agreement”). Under the Toledo Terminaling Agreement, PBF Holding was obligated to throughput aggregate volumes of crude oil of at least 5,500 bpd (calculated on a quarterly average basis). PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. For the three months ended March 31, 2015, PBF Holding paid PBFX $578 for fees related to the Toledo Terminaling Agreement.
Delaware City West Ladder Rack Terminaling Services Agreement
PBF Holding entered into a rail terminaling services agreement with PBFX (the “West Ladder Rack Terminaling Agreement”). Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 40,000 bpd in any contract quarter. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the West Ladder Rack Terminaling Agreement. For the three months ended March 31, 2015, PBF Holding paid PBFX $7,920 fees related to the West Ladder Rack Terminaling Agreement.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

Toledo Tank Farm Storage and Terminaling Services Agreement
PBF Holding entered into a storage and terminaling services agreement with PBFX (the “Toledo Tank Farm Storage and Terminaling Agreement”). Under the Toledo Tank Farm Storage and Terminaling Agreement, PBFX will provide PBF Holding with storage and throughput services in return for storage and throughput fees. The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the propane rack and the overall capacity of the Toledo Storage Facility. PBF Holding will pay a fee per barrel of shell capacity dedicated to PBF Holding under the Toledo Tank Farm Storage and Terminaling Agreement. The minimum throughput commitment for the propane storage and loading facility will be 4,400 barrels per day (“bpd”). For the three months ended March 31, 2015, PBF Holding paid PBFX $6,522 related to the Toledo Tank Farm Storage and Terminaling Agreement.

Second Amended and Restated Omnibus Agreement
PBF Holding entered into an omnibus agreement (as amended from time to time the "Omnibus Agreement") with PBFX, PBF GP, and PBF LLC for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions. Pursuant to the Omnibus Agreement, the annual administrative fee of $2,700 per year was reduced to $2,225 per year effective as of January 1, 2015. For the three months ended March 31, 2015, PBF Holding received from PBFX $1,181 for fees related to the Omnibus Agreement.

Second Amended and Restated Operation and Management Services and Secondment Agreement
PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement (as amended from time to time the “Services Agreement”) with PBFX, pursuant to which PBF Holding and its subsidiaries will provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX will reimburse PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations. For the three months ended March 31, 2015, PBF Holding received from PBFX $1,100 for fees related to the Services Agreement.

8. COMMITMENTS AND CONTINGENCIES
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

In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $11,493 recorded as of March 31, 2015 ($10,476 as of December 31, 2014) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. As of March 31, 2015 and December 31, 2014, this liability is self-guaranteed by the Company.

In connection with the acquisition of the Delaware City assets, Valero Energy Corporation ("Valero") remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

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

In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur.  Since July 1, 2012, some states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur.  Currently, 6 Northeastern states require heating oil with 15 PPM or less sulfur. By July 1, 2016, 2 more states adopt this requirement and by July 1, 2018 most of the remaining Northeastern states (except for Pennsylvania and New Hampshire) will require heating oil with 15 PPM or less sulfur. All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.

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

The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014 and in fact has not as of yet released the final standard for 2014 or proposed a new standard for 2015. Recent information indicates the EPA is evaluating re-proposing the 2014 requirements (likely different from the original proposal) and may at the same time propose 2015 requirements and would then work towards publishing final requirements for 2014 and 2015 later on. As a result of the EPA missing its deadlines for establishing these compliance standards, the obligated parties under the rule are in the unusual position of facing a change in possible compliance requirements after the completion of the compliance year (2014). When they are issued, the final standards may have a material impact on the Company's cost of compliance with RFS 2.

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

In addition, the EPA published a Final Rule to the Clean Water Act ("CWA") Section 316(b) in August 2014 regarding cooling water intake structures which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but gives state agencies the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants have appealed to the Delaware Supreme Court and briefing on the case is scheduled to occur in the second and third quarters of 2015. If the Appellants in one or both of these matters ultimately prevail, the outcome may have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

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
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

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

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or the Company. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 94.3% interest in PBF LLC as of March 31, 2015 (89.9% as of December 31, 2014). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

9. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended March 31,
Pension Benefits	2015	2014
Components of net periodic benefit cost:
Service cost	$5,790	$4,291
Interest cost	709	570
Expected return on plan assets	(829)	(524)
Amortization of prior service costs	13	3
Amortization of actuarial loss	311	222
Net periodic benefit cost	$5,994	$4,562

	Three Months Ended March 31,
Post Retirement Medical Plan	2015	2014
Components of net periodic benefit cost:
Service cost	$244	$178
Interest cost	134	93
Amortization of prior service costs	76	(20)
Amortization of actuarial loss	—	(5)
Net periodic benefit cost	$454	$246

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

10. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2015 and December 31, 2014.
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

	As of March 31, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$177,275	$—	$—	$177,275	N/A	$177,275
Non-qualified pension plan assets	5,589	—	—	5,589	N/A	5,589
Commodity contracts	216,312	84,010	9,678	310,000	(295,995)	14,005
Derivatives included with intermediation agreement obligations	—	31,148	—	31,148	—	31,148
Derivatives included with inventory supply arrangement obligations	—	1,430	—	1,430	—	1,430

Liabilities:
Commodity contracts	227,693	87,691	—	315,384	(295,995)	19,389
Catalyst lease obligations	—	34,521	—	34,521	—	34,521

	As of December 31, 2014
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Total
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,575	$—	$—	$5,575	N/A	$5,575
Non-qualified pension plan assets	5,494	—	—	5,494	N/A	5,494
Commodity contracts	415,023	12,093	1,715	428,831	(397,676)	31,155
Derivatives included with inventory intermediation agreement obligations	—	94,834	—	94,834	—	94,834
Derivatives included with inventory supply arrangement obligation	—	4,251	—	4,251	—	4,251

Liabilities:
Commodity contracts	390,144	7,338	194	397,676	(397,676)	—
Catalyst lease obligations	—	36,559	—	36,559	—	36,559

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$1,521	$(23,365)
Purchases	—	—
Settlements	(1,200)	(1,305)
Unrealized gain included in earnings	9,357	20,919
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$9,678	$(3,751)

There were no transfers between levels during the three months ended March 31, 2015 and 2014, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes (a)	$668,792	$688,288	$668,520	$675,580
Rail Facility (b)	37,920	37,920	37,270	37,270
Catalyst leases (c)	34,521	34,521	36,559	36,559
	741,233	760,729	742,349	749,409
Less - Current maturities	—	—	—	—
Long-term debt	$741,233	$760,729	$742,349	$749,409

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

11. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreement contains purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements commencing in July 2013 that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of March 31, 2015, there were 863,872 barrels of crude oil and feedstocks (662,579 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. As of March 31, 2015, there were 2,963,924 barrels of intermediates and refined products (3,106,325 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2015, there were 103,955,000 barrels of crude oil and 7,659,000 barrels of refined products (49,339,000 and 1,970,871, respectively, as of December 31, 2014), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of March 31, 2015 and December 31, 2014 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
March 31, 2015:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$1,430
Derivatives included with the intermediation agreement obligations	Accrued expenses	$31,148
December 31, 2014:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$4,251
Derivatives included with the intermediation agreement obligations	Accrued expenses	$94,834

Derivatives not designated as hedging instruments:
March 31, 2015:
Commodity contracts	Accounts receivable	$14,005
Commodity contracts	Accrued expenses	$(19,389)
December 31, 2014:
Commodity contracts	Accounts receivable	$31,155

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended March 31, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(2,821)
Derivatives included with the intermediation agreement obligations	Cost of sales	$(63,686)
For the three months ended March 31, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$2,651
Derivatives included with the intermediation agreement obligations	Cost of sales	$14,812

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2015:
Commodity contracts	Cost of sales	$(41,128)
For the three months ended March 31, 2014:
Commodity contracts	Cost of sales	$72,397

Hedged items designated in fair value hedges:
For the three months ended March 31, 2015:
Crude oil and feedstock inventory	Cost of sales	$2,821
Intermediate and refined product inventory	Cost of sales	$63,686
For the three months ended March 31, 2014:
Crude oil and feedstock inventory	Cost of sales	$(2,651)
Intermediate and refined product inventory	Cost of sales	$(14,812)

The Company had no ineffectiveness related to the Company's fair value hedges for the three months ended March 31, 2015 and 2014.

12. SUBSEQUENT EVENTS
Distributions
On April 30, 2015, PBF Energy, PBF Holding's indirect parent, declared a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on May 27, 2015 to PBF Energy Class A common stockholders of record at the close of business on May 11, 2015. PBF Holding intends, if necessary, to make a distribution of $27,349 to PBF LLC, which in turn will make pro-rata distributions to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

PBF Rail Facility Amendment
On April 29, 2015, PBF Rail Logistics LLC ("PBF Rail"), an indirect wholly-owned subsidiary of PBF Holding, entered into the First Amendment to Loan Agreement (as amended the “Rail Facility”) among Credit Agricole Corporate & Investment Bank as Administrative Agent, Deutsche Bank Trust Company Americas as Collateral

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

Agent, DVB Bank SE as Syndication Agent, ING Bank, a branch of ING-DiBa AG as Documentation Agent and certain other Continuing Lenders, as defined in the agreement. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars. The amendments to the Rail Facility include the extension of the maturity to April 29, 2017, the reduction of the total commitment from $250,000 to $150,000, and the reduction of the commitment fee on the unused portion of the Rail Facility.
PBFX Drop-Down Transaction
On May 5, 2015, PBFX announced the pending acquisition of the Delaware City Products Pipeline and Truck Rack from PBF Energy and certain of its consolidated subsidiaries, for consideration payable to PBF LLC from PBFX of $143,000, consisting of $112,500 of cash and $30,500 of PBFX common units, or 1,288,420 common units. PBF Holding intends to distribute all of the equity interests in the Delaware City Products Pipeline and Truck Rack to PBF LLC immediately prior to the consummation of the pending acquisition by PBFX. The Delaware City Products Pipeline and Truck Rack are located at PBF Energy's Delaware City refinery and supply refined petroleum products into the Northeast market. The pipeline has a capacity in excess of 125,000 bpd and connects the Delaware City refinery to critical distribution facilities in Pennsylvania and New York State. The Truck Rack is a 15-lane loading rack with a capacity of 76,000 bpd. The acquisition of the Delaware City Products Pipeline and Truck Rack will be supported by ten-year term agreements with subsidiaries of PBF Energy, including PBF Holding, containing minimum volume throughput commitments.

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining, Delaware Pipeline Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the Senior Secured Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer.” The indenture dated February 9, 2012, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries.” PBF Rail Logistics Company LLC, PBF Transportation Company LLC and PBF Energy Limited are consolidated subsidiaries of the Company that are not guarantors of the Senior Secured Notes.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	March 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$300,737	$—	$27,252	$(1,153)	$326,836
Accounts receivable	415,415	11,585	14,185	—	441,185
Accounts receivable - affiliate	632	2,290	—	—	2,922
Inventories	522,688	421,921	184,598	—	1,129,207
Prepaid expense and other current assets	34,248	3,994	—	—	38,242
Due from related parties	17,427,231	19,391,771	2,124,464	(38,943,466)	—
Total current assets	18,700,951	19,831,561	2,350,499	(38,944,619)	1,938,392

Property, plant and equipment, net	64,900	1,680,683	55,250	—	1,800,833
Investment in subsidiaries	2,241,553	—	—	(2,241,553)	—
Deferred charges and other assets, net	33,133	293,052	2,363	—	328,548
Total assets	$21,040,537	$21,805,296	$2,408,112	$(41,186,172)	$4,067,773

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$239,240	$71,312	$3,589	$(1,153)	$312,988
Accounts payable - affiliate	13,920	30	—	—	13,950
Accrued expenses	319,168	525,841	153,814	—	998,823
Current portion of long-term debt	—	—	—	—	—
Deferred revenue	6,086	—	—	—	6,086
Due to related parties	17,850,076	19,008,184	2,085,206	(38,943,466)	—
Total current liabilities	18,428,490	19,605,367	2,242,609	(38,944,619)	1,331,847

Delaware Economic Development Authority loan	—	8,000	—	—	8,000
Long-term debt	668,792	34,520	37,921	—	741,233
Intercompany notes payable	153,023	—	—	—	153,023
Other long-term liabilities	23,975	43,438	—	—	67,413
Total liabilities	19,274,280	19,691,325	2,280,530	(38,944,619)	2,301,516

Commitments and contingencies

Equity:
Member's equity	1,144,114	749,293	34,346	(783,639)	1,144,114
Retained earnings (accumulated deficit)	648,548	1,373,066	93,236	(1,466,302)	648,548
Accumulated other comprehensive (loss) income	(26,405)	(8,388)	—	8,388	(26,405)
Total equity	1,766,257	2,113,971	127,582	(2,241,553)	1,766,257
Total liabilities and equity	$21,040,537	$21,805,296	$2,408,112	$(41,186,172)	$4,067,773

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$185,381	$704	$34,334	$(2,016)	$218,403
Accounts receivable	518,498	26,238	6,533	—	551,269
Accounts receivable - affiliate	529	2,694	—	—	3,223
Inventories	510,947	435,924	155,390	—	1,102,261
Prepaid expense and other current assets	26,964	5,193	—	—	32,157
Due from related parties	16,189,384	18,805,509	1,607,878	(36,602,771)	—
Total current assets	17,431,703	19,276,262	1,804,135	(36,604,787)	1,907,313

Property, plant and equipment, net	68,218	1,683,294	54,548	—	1,806,060
Investment in subsidiaries	2,569,636	—	—	(2,569,636)	—
Deferred charges and other assets, net	34,840	293,098	2,579	—	330,517
Total assets	$20,104,397	$21,252,654	$1,861,262	$(39,174,423)	$4,043,890

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$235,791	$92,984	$8,423	$(2,016)	$335,182
Accounts Payable - affiliate	11,600	30	—	—	11,630
Accrued expenses	487,783	450,856	191,331	—	1,129,970
Current portion of long-term debt	—	—	—	—	—
Deferred revenue	1,227	—	—	—	1,227
Due to related parties	16,924,490	18,151,095	1,527,186	(36,602,771)	—
Total current liabilities	17,660,891	18,694,965	1,726,940	(36,604,787)	1,478,009

Delaware Economic Development Authority loan	—	8,000	—	—	8,000
Long-term debt	668,520	36,559	37,270	—	742,349
Intercompany notes payable	122,264	—	—	—	122,264
Other long-term liabilities	22,206	40,546	—	—	62,752
Total liabilities	18,473,881	18,780,070	1,764,210	(36,604,787)	2,413,374

Commitments and contingencies

Equity:
Member's equity	1,144,100	749,278	44,346	(793,624)	1,144,100
Retained earnings	513,292	1,731,694	52,706	(1,784,400)	513,292
Accumulated other comprehensive (loss) income	(26,876)	(8,388)	—	8,388	(26,876)
Total equity	1,630,516	2,472,584	97,052	(2,569,636)	1,630,516
Total liabilities and equity	$20,104,397	$21,252,654	$1,861,262	$(39,174,423)	$4,043,890

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31, 2015
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$2,992,157	$260,833	$498,603	$(756,457)	$2,995,136

Costs and expenses
Cost of sales, excluding depreciation	2,490,763	338,657	456,077	(756,457)	2,529,040
Operating expenses, excluding depreciation	806	232,905	(334)	—	233,377
General and administrative expenses	25,683	5,520	1,327	—	32,530
(Gain) loss on sale of assets	(182)	—	(177)	—	(359)
Depreciation and amortization expense	3,042	42,763	454	—	46,259
	2,520,112	619,845	457,347	(756,457)	2,840,847

Income (loss) from operations	472,045	(359,012)	41,256	—	154,289

Other income (expenses)
Equity in earnings (loss) of subsidiaries	(318,138)	—	—	318,138	—
Change in fair value of catalyst lease	—	2,039	—	—	2,039
Interest (expense) income, net	$(18,651)	$(1,693)	$(728)	$—	$(21,072)
Net income (loss)	$135,256	$(358,666)	$40,528	$318,138	$135,256

Comprehensive income (loss)	$135,727	$(358,666)	$40,528	$318,138	$135,727

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31, 2014
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$4,745,995	$379,411	$—	$(378,963)	$4,746,443

Costs and expenses
Cost of sales, excluding depreciation	4,147,684	378,963	—	(378,963)	4,147,684
Operating expenses, excluding depreciation	139	268,760	—	—	268,899
General and administrative expenses	31,776	4,848	—	—	36,624
(Gain) loss on sale of assets	(186)	—	—	—	(186)
Depreciation and amortization expense	3,481	29,734	—	—	33,215
	4,182,894	682,305	—	(378,963)	4,486,236

Income (loss) from operations	563,101	(302,894)	—	—	260,207

Other income (expenses)
Equity in earnings (loss) of subsidiaries	(304,829)	—	—	304,829	—
Change in fair value of catalyst lease	—	(2,001)	—	—	(2,001)
Interest expense, net	(25,522)	66	—	—	(25,456)
Net income (loss)	$232,750	$(304,829)	$—	$304,829	$232,750

Comprehensive income (loss)	$232,996	$(304,805)	$—	$304,805	$232,996

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$135,256	$(358,666)	$40,528	$318,138	$135,256
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	4,823	42,789	670	—	48,282
Stock-based compensation	—	2,025	—	—	2,025
Change in fair value of catalyst lease obligations	—	(2,039)	—	—	(2,039)
Non-cash change in inventory repurchase obligations	—	66,509	—	—	66,509
Non-cash lower of cost or market inventory adjustment	(99,732)	78,524	—	—	(21,208)
Pension and other post retirement benefit costs	2,079	4,369	—	—	6,448
(Gain) loss on disposition of property, plant and equipment	(182)	—	(177)	—	(359)
Equity in earnings of subsidiaries	318,138	—	—	(318,138)	—
Changes in current assets and current liabilities:
Accounts receivable	103,083	14,653	(7,652)	—	110,084
Amounts due to/from related parties	(273,044)	271,231	4,434	—	2,621
Inventories	87,991	(59,790)	(29,208)	—	(1,007)
Prepaid expenses and other current assets	(7,284)	1,199	—	—	(6,085)
Accounts payable	3,449	(21,672)	(4,834)	863	(22,194)
Accrued expenses	(179,401)	19,491	(37,517)	—	(197,427)
Deferred revenue	4,859	—	—	—	4,859
Other assets and liabilities	320	(2,601)	2	—	(2,279)
Net cash provided by (used in) operating activities	100,355	56,022	(33,754)	863	123,486

Cash flows from investing activities:
Expenditures for property, plant and equipment	(67,355)	(33,392)	—	—	(100,747)
Expenditures for deferred turnaround costs	—	(18,376)	—	—	(18,376)
Expenditures for other assets	—	(4,958)	—	—	(4,958)
Investment in subsidiaries	10,000	—	—	(10,000)	—
Proceeds from sale of assets	41,597	—	36,021	—	77,618
Net cash provided by (used in) investing activities	(15,758)	(56,726)	36,021	(10,000)	(46,463)

Cash flows from financing activities:
Proceeds from members' capital contributions	—	—	(10,000)	10,000	—
Distribution to members	—	—	—	—	—
Proceeds from intercompany notes payable	30,000	—	—	—	30,000
Proceeds from Rail Facility revolver borrowings	—	—	23,425	—	23,425
Repayments of revolver borrowings	—	—	—	—	—
Repayments of Rail Facility revolver borrowing	—	—	(22,774)	—	(22,774)
Deferred financing costs and other	759	—	—	—	759
Net cash provided by (used in) financing activities	30,759	—	(9,349)	10,000	31,410

Net increase (decrease) in cash and cash equivalents	115,356	(704)	(7,082)	863	108,433
Cash and equivalents, beginning of period	185,381	704	34,334	(2,016)	218,403
Cash and equivalents, end of period	$300,737	$—	$27,252	$(1,153)	$326,836

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$232,750	$(304,829)	$—	$304,829	$232,750
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	5,115	29,733	—	—	34,848
Stock-based compensation	—	1,420	—	—	1,420
Change in fair value of catalyst lease obligations	—	2,001	—	—	2,001
Non-cash change in inventory repurchase obligations	—	(17,463)	—	—	(17,463)
Pension and other post retirement benefit costs	1,291	3,514	—	—	4,805
Gain on disposition of property, plant and equipment	(186)	—	—	—	(186)
Equity in earnings of subsidiaries	304,829	—	—	(304,829)	—
Changes in current assets and current liabilities:
Accounts receivable	67,045	(39)	—	—	67,006
Amounts due to/from related parties	(355,645)	355,645	—	—	—
Inventories	(135,330)	35,356	—	—	(99,974)
Prepaid expenses and other current assets	14,137	1,581	—	—	15,718
Accounts payable	(134,695)	(20,779)	—	—	(155,474)
Accrued expenses	174,049	5,932	—	—	179,981
Deferred revenue	(1,393)	—	—	—	(1,393)
Other assets and liabilities	(982)	(2,685)	—	—	(3,667)
Net cash provided (used in) by operating activities	170,985	89,387	—	—	260,372

Cash flows from investing activities:
Expenditures for property, plant and equipment	(4,595)	(55,532)	—	—	(60,127)
Expenditures for refinery turnarounds costs	—	(23,128)	—	—	(23,128)
Expenditures for other assets	—	(7,157)	—	—	(7,157)
Proceeds from sale of assets	37,759	—	—	—	37,759
Net cash provided by (used in) investing activities	33,164	(85,817)	—	—	(52,653)

Cash flows from financing activities:
Distributions to members	(29,661)	—	—	—	(29,661)
Proceeds from revolver borrowings	265,000	—	—	—	265,000
Repayments of revolver borrowings	(280,000)	—	—	—	(280,000)
Deferred financing costs and other	179	(3,072)	—	—	(2,893)
Net cash used in financing activities	(44,482)	(3,072)	—	—	(47,554)

Net (decrease) increase in cash and cash equivalents	159,667	498	—	—	160,165
Cash and equivalents, beginning of period	76,179	791	—	—	76,970
Cash and equivalents, end of period	$235,846	$1,289	$—	$—	$237,135

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Holding Company LLC included in the Annual Report on Form 10-K for the year ended December 31, 2014 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

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

Since our acquisition of the Delaware City refinery, we expanded and upgraded the existing on-site railroad infrastructure, including the expansion of the crude rail unloading facilities. Currently, crude delivered by rail to this facility is consumed at our Delaware City refinery. We also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. In 2014 we completed a project to expand the Delaware City heavy crude rail unloading terminal capability at the refinery from 40,000 bpd to 80,000 bpd and added additional unloading spots to the dual-loop track light crude rail unloading facility (the "DCR Rail Terminal"), which has increased its unloading capability from 105,000 bpd to 130,000 bpd. These projects bring total rail crude unloading capability up to 210,000 bpd, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains. The Delaware City rail unloading facilities, including the facilities owned by PBFX, allows our East Coast refineries to source West Texas Intermediate ("WTI") price-based crude oils from Western Canada and the Mid-Continent, which we believe at times may provide cost advantages versus traditional Brent based international crudes.

In May 2014, in connection with the initial public offering of PBFX and pursuant to a contribution agreement and conveyance agreement (the “Contribution Agreement I”), PBF Holding distributed the DCR Rail Terminal and the Toledo Truck Unloading Terminal (the “Toledo Truck Terminal” and together with the DCR Rail Terminal, the “Contributed Assets”), to PBF LLC, which in turn contributed it to PBFX. In September 2014, in connection with the Contribution Agreement between PBF LLC and PBFX (the "Contribution Agreement II"), PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Refining Company LLC's ("Delawa re City Refining" or "DCR") wholly-owned subsidiary, Delaware City Terminaling Company II LLC ("DCT II"), which assets consisted solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"), immediately prior to the contribution by PBF LLC to PBFX. In December 2014, in connection with the Contribution Agreement between PBF Holding and PBF LLC (the “Contribution Agreement III” and together with the Contribution Agreement I and the Contribution Agreement II, the “Contribution Agreements”) PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability interests in Toledo Terminaling, which assets consist of a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (collectively, the “Toledo Storage Facility”), immediately prior to the contribution by PBF LLC to PBFX.

Factors Affecting Comparability Between Periods
Commercial Agreements
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
Delaware City Rail Terminaling Services Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a rail terminaling services agreement with PBFX to obtain terminaling services at the DCR Rail Terminal (the “DCR Terminaling Agreement”). Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 85,000 bpd for each quarter (calculated on a quarterly average basis). PBF Holding also pays PBFX for providing related ancillary services at the terminal that are specified in the agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement.
Toledo Truck Unloading & Terminaling Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a truck unloading and terminaling services agreement with PBFX to obtain terminaling services at the Toledo Truck Terminal (as amended the “Toledo Terminaling Agreement”). Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis). The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement.
Delaware City West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and DCT II entered into an approximately seven year terminaling services agreement (the “West Ladder Rack Terminaling Agreement”) under which PBFX, through DCT II, provides rail terminaling services to PBF Holding. DCT II, immediately following the closing of the Contribution Agreement II, was merged with and into Delaware City Terminaling, a wholly-owned subsidiary of PBFX, with all property, rights, liabilities and obligations of DCT II vesting in Delaware City Terminaling as the surviving company. The agreement may be extended by PBF

Holding for two additional five year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 40,000 bpd in any contract quarter. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the West Ladder Rack Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.
Toledo Tank Farm Storage and Terminaling Services Agreement
On December 12, 2014, PBF Holding and Toledo Terminaling entered into a ten-year storage and terminaling services agreement (the “Toledo Tank Farm Storage and Terminaling Agreement”) under which PBFX, through Toledo Terminaling, will provide storage and terminaling services to PBF Holding. The Toledo Tank Farm Storage and Terminaling Agreement can be extended by PBF Holding for two additional five-year periods. Under the Toledo Tank Farm Storage and Terminaling Agreement, PBFX will provide PBF Holding with storage and throughput services in return for storage and throughput fees. The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the propane rack and the overall capacity of the Toledo Storage Facility. PBF Holding will pay a fee per barrel of shell capacity dedicated to PBF Holding under the Toledo Tank Farm Storage and Terminaling Agreement.The minimum throughput commitment for the propane storage and loading facility will be 4,400 bpd.
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

Second Amended and Restated Omnibus Agreement
Under the omnibus agreement (as amended from time to time "Omnibus Agreement"), PBFX, among other things, reimburses related affiliates, including PBF Holding, for services provided to PBFX. This includes an obligation to pay PBF Holding an administrative fee for centralized corporate services initially in the amount of $2.3 million per year. PBFX reimburses PBF Holding for all other direct or allocated costs and expenses incurred by PBF Holding on PBFX's behalf. PBF Holding will reimburse PBFX for certain expenditures up to $20.0 million per event (net of any insurance recoveries) related to the Contributed Assets for a period of five years after the closing of the PBFX Offering. The Omnibus Agreement was amended and restated in connection with the Contribution Agreement II (the “Amended and Restated Omnibus Agreement”) and again on December 12, 2014 in connection with the Contribution Agreement III (the "Second Amended and Restated Omnibus Agreement"). The annual fee payable under the Amended and Restated Omnibus Agreement increased from $2.3 million to $2.5 million as a result of the inclusion of the DCR West Rack and was further increased under the Second Amended and Restated Omnibus Agreement to $2.7 million, as a result of the inclusion of the Toledo Storage Facility. Pursuant to the Omnibus Agreement, the annual fee of $2.7 million per year was reduced to $2.225 million per year effective as of January 1, 2015.

Second Amended and Restated Operation and Management Services and Secondment Agreement
PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. Under the Amended and Restated Operation and Management Services and Secondment Agreement (the "Services Agreement"), PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, PBFX paid an initial annual fee of $0.5 million to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30 days’ notice. The Services Agreement was amended and restated in connection with the Contribution Agreement II (the “Amended and Restated Services Agreement”) and Contribution Agreement III (the “Second Amended and Restated Services Agreement”). The annual fee payable under the Services Agreement increased from $0.5 million to $0.8 million (indexed for inflation) as a result of the inclusion of the DCR West Rack and was further increased to $4.4 million (indexed for inflation) as a result of the inclusion of the Toledo Storage Facility.
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
On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the unused portion of the Rail Facility. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
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

Results of Operations
The following tables reflect our financial and operating highlights for the three months ended March 31, 2015 and 2014 (amounts in thousands).

	Three Months Ended March 31,
	2015	2014
Revenue	$2,995,136	$4,746,443
Cost of sales, excluding depreciation	2,529,040	4,147,684
	466,096	598,759
Operating expenses, excluding depreciation	233,377	268,899
General and administrative expenses	32,530	36,624
Gain on sale of assets	(359)	(186)
Depreciation and amortization expense	46,259	33,215
Income from operations	154,289	260,207
Change in fair value of catalyst leases	2,039	(2,001)
Interest expense, net	(21,072)	(25,456)
Net income	$135,256	$232,750

Gross refining margin (1)	$466,096	$598,759
Gross margin	$189,503	$300,125

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended March 31,
	2015	2014
Key Operating Information
Production (bpd in thousands)	465.4	428.6
Crude oil and feedstocks throughput (bpd in thousands)	467.8	430.9
Total crude oil and feedstocks throughput (millions of barrels)	42.1	38.8
Gross refining margin, excluding special items, per barrel of throughput (1)	$10.57	$15.44
Operating expenses, excluding depreciation, per barrel of throughput	$5.54	$6.93

Crude and feedstocks (% of total throughput) (2):
Heavy crude	15%	13%
Medium crude	46%	45%
Light crude	27%	34%
Other feedstocks and blends	12%	8%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	49%	49%
Distillates and distillate blendstocks	34%	37%
Lubes	1%	2%
Chemicals	3%	3%
Other	13%	9%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2015	2014
	(dollars per barrel, except as noted)
Dated Brent Crude	$54.29	$108.21
West Texas Intermediate (WTI) crude oil	$48.49	$98.69
Crack Spreads
Dated Brent (NYH) 2-1-1	$15.76	$11.41
WTI (Chicago) 4-3-1	$15.45	$16.79
Crude Oil Differentials
Dated Brent (foreign) less WTI	$5.80	$9.52
Dated Brent less Maya (heavy, sour)	$10.14	$18.93
Dated Brent less WTS (sour)	$6.79	$15.10
Dated Brent less ASCI (sour)	$5.58	$7.77
WTI less WCS (heavy, sour)	$11.80	$21.63
WTI less Bakken (light, sweet)	$5.13	$3.79
WTI less Syncrude (light, sweet)	$(0.68)	$0.99
Natural gas (dollars per MMBTU)	$2.81	$4.72
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Overview— Net income for PBF Holding was $135.3 million for the three months ended March 31, 2015 compared to net income of $232.8 million for the three months ended March 31, 2014.

Our results for the three months ended March 31, 2015 were positively impacted by a non-cash special item consisting of a non-cash inventory lower of cost or market ("LCM") adjustment of approximately $21.2 million on a net basis, which includes the reversal of the LCM charge recorded in the fourth quarter of 2014. The LCM adjustment is a result of the changing crude oil and refined product prices from the year ended 2014 to the end of the first quarter of 2015. During this period market prices have remained below our historical costs. Excluding the impact of the net change in LCM reserve of $21.2 million, our results were negatively impacted by unfavorable movements in certain crude oil differentials and lower crack spreads in the Mid-Continent partially offset by higher crack spreads on the East Coast.

Revenues— Revenues totaled $3.0 billion for the three months ended March 31, 2015 compared to $4.7 billion for the three months ended March 31, 2014, a decrease of approximately $1.8 billion, or 36.9%. For the three months ended March 31, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 325,700 bpd and 142,100 bpd, respectively. For the three months ended March 31, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 292,700 bpd and 138,200 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 is primarily due to unplanned down time at our Paulsboro refinery in January 2014 and a planned turnaround in March 2014. For the three months ended March 31, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 362,700 bpd and 157,900 bpd, respectively. For the three months ended March 31, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 310,100 bpd and 148,400 bpd, respectively.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $466.1 million, or $11.07 per barrel of throughput ($444.9 million or $10.57 per barrel of throughput excluding the impact of special items), for the three months ended March 31, 2015 compared to $598.8 million, or $15.44 per barrel of throughput during the three months ended March 31, 2014, a decrease of $132.7 million. Gross margin, including refinery operating expenses and depreciation, totaled $189.5 million, or $4.50 per barrel of throughput, for the three months ended March 31, 2015 compared to $300.1 million, or $7.74 per barrel of throughput, for the three months ended March 31, 2014, a decrease of $110.6 million. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in certain crude differentials and lower crack spreads in the Mid-Continent, partially offset by improved crack spreads on the East Coast. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $21.2 million on a net basis resulting from the change in crude oil and refined product prices from the year ended 2014 to the end of the first quarter of 2015, which remained below our historical costs.

Average industry refining margins in the Mid-Continent were weaker during the three months ended March 31, 2015 as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $15.45 per barrel or 8.0% lower in the three months ended March 31, 2015 as compared to $16.79 per barrel in the same period in 2014. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Syncrude differential, which averaged a premium of $0.68 per barrel in the first quarter of 2015 as compared to a discount of $0.99 per barrel in the first quarter of 2014.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $15.76 per barrel, or 38.1%, higher in the three months ended March 31, 2015 as compared to $11.41 per barrel in the same period in 2014. While the WTI/Dated Brent differential was $3.72 lower in the three months ended March 31, 2015 as compared to the same period in 2014 and Dated Brent/Maya differential was $8.79 lower in the three months ended March 31, 2015 as compared to the same period in 2014, the WTI/Bakken differential was approximately $1.34 per barrel more favorable in the three months ended March 31, 2015 as compared to the same period in 2014. The decrease in the WTI/Dated Brent crude differential can unfavorably impact our East Coast refineries, and we increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada by over 23,000 bpd or almost 23.1% versus the first quarter of 2014, which had the overall effect of increasing the cost of crude oil processed at our East Coast refineries and decreasing our gross refining margin and gross margin.

Operating Expenses— Operating expenses totaled $233.4 million, or $5.54 per barrel of throughput, for the three months ended March 31, 2015 compared to $268.9 million, or $6.93 per barrel of throughput, for the three months ended March 31, 2014, a decrease of $35.5 million, or 13.2%. The decrease in operating expenses is mainly attributable to lower maintenance, energy and utility expenses of $37.9 million primarily related to lower natural gas and electricity prices and reduced fixed overhead costs of $2.7 million, partially offset by higher chemicals and catalyst related expenses of $2.9 million and an increase of $2.0 million related to outside engineering services. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $32.5 million for the three months ended March 31, 2015 compared to $36.6 million for the three months ended March 31, 2014, a decrease of $4.1 million or 11.2%. The decrease in general and administrative expenses primarily relates to lower employee compensation expense of $6.5 million partially offset by $2.1 million in higher fixed overhead costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets - Gain on sale of assets for the three months ended March 31, 2015, was $0.4 million as compared to $0.2 million for the three months ended March 31, 2014 related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $46.3 million for the three months ended March 31, 2015 compared to $33.2 million for the three months ended March 31, 2014, an increase of $13.1 million. The increase was primarily a result of capital projects related to turnarounds completed in 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery in 2014 and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $2.0 million for the three months ended March 31, 2015 compared to a loss of $2.0 million for the three months ended March 31, 2014. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $21.1 million for the three months ended March 31, 2015 compared to $25.5 million for the three months ended March 31, 2014, a decrease of $4.4 million. This decrease is mainly attributable to the termination of our crude and feedstock supply agreement with Morgan Stanley Capital Group Inc. ("MSCG"), effective July 31, 2014, partially offset by higher letter of credit fees. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

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

Special Items
The non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. The special items for the periods presented relate to a LCM adjustment. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined using last-in, first-out (LIFO) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Although we believe that non-GAAP financial measures excluding the impact of special items provide useful supplemental information to investors regarding the results and performance of our business and allow for more useful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

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

	Three Months Ended March 31,
	2015		2014
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$189,503	$4.50	$300,125	$7.74
Add: Refinery operating expenses	233,377	5.54	268,899	6.93
Add: Refinery depreciation expense	43,216	1.03	29,735	0.77
Gross refining margin	$466,096	$11.07	$598,759	$15.44
Special items:
Less: Non-Cash LCM inventory adjustment (1)	$(21,208)	$(0.50)	$—	$—
Gross refining margin excluding special items	$444,888	$10.57	$598,759	$15.44
——————————
(1) During the first quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $21.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $668.9 million at March 31, 2015. The net impact of these LCM inventory adjustments are excluded from the operating results presented in the table in order to make such information comparable between periods.

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

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,

	2015	2014

Reconciliation of net income to EBITDA:
Net income	$135,256	$232,750
Add: Depreciation and amortization expense	46,259	33,215
Add: Interest expense, net	21,072	25,456
EBITDA	$202,587	$291,421
Special Items:
Less: Non-cash LCM inventory adjustment (1)	(21,208)	—
EBITDA excluding special items	$181,379	$291,421

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$202,587	$291,421
Add: Stock based compensation	2,025	1,420
Add: Non-cash change in fair value of catalyst lease obligations	(2,039)	2,001
Less: Non-cash LCM inventory adjustment	(21,208)	—
Adjusted EBITDA	$181,365	$294,842

(1) During the first quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $21.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $668.9 million at March 31, 2015. The net impact of these LCM inventory adjustments are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries' capital expenditure, working capital, distribution payments and debt service requirements. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $123.5 million for the three months ended March 31, 2015 compared to net cash provided by operating activities of $260.4 million for the three months ended March 31, 2014. Our operating cash flows for the three months ended March 31, 2015 included our net income of $135.3 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $66.5 million, depreciation and amortization of $48.3 million, pension and other post retirement benefits costs of $6.4 million and equity-based compensation of $2.0 million, partially offset by net non-cash benefit of $21.2 million relating to a LCM inventory adjustment, change in the fair value of our catalyst lease of $2.0 million and gain on sale of assets of $0.4 million. In addition, net changes in working capital reflected uses of cash of $111.4 million driven by the timing of inventory purchases, payments for accrued expenses and collections of accounts receivables. Our operating cash flows for the three months ended March 31, 2014 included our net income of $232.8 million, plus net non-cash charges relating to depreciation and amortization of $34.8 million, pension and other post retirement benefits costs of $4.8 million, changes in the fair value of our catalyst lease obligations of $2.0 million and stock-based compensation of $1.4 million, partially offset by the change in the fair value of our inventory repurchase obligations of $17.5 million and a gain on sale of asset of $0.2 million. In addition, net changes in working capital provided $2.3 million of cash.

Cash Flows from Investing Activities
Net cash used in investing activities was $46.5 million for the three months ended March 31, 2015 compared to net cash used in investing activities of $52.7 million for the three months ended March 31, 2014. The net cash flows used in investing activities for the three months ended March 31, 2015 was comprised of capital expenditures totaling $100.7 million, expenditures for refinery turnarounds of $18.4 million and expenditures for other assets of $5.0 million, partially offset by $77.6 million in proceeds from the sale of railcars. Net cash used in investing activities for the three months ended March 31, 2014 consisted primarily of the capital expenditures totaling $60.1 million, expenditures for refinery turnarounds of $23.1 million and expenditures for other assets of $7.2 million, partially offset by $37.7 million in proceeds from the sale of railcars.

Cash Flows from Financing Activities
Net cash provided by financing activities was $31.4 million for the three months ended March 31, 2015 compared to net cash used in financing activities of $47.6 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, net cash provided by financing activities consisted primarily of $30.0 million of proceeds from intercompany notes payable, $0.7 million of net proceeds from the Rail Facility and $0.7 million of deferred financing and other costs. For the three months ended March 31, 2014, net cash used in financing activities consisted of distributions to PBF LLC of $29.7 million, net repayments of revolver borrowings of $15.0 million and deferred financing and other costs of $2.9 million.

Liquidity
As of March 31, 2015, our total liquidity was approximately $820.7 million, compared to total liquidity of approximately $960.5 million as of December 31, 2014. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Second Amended and Restated Revolving Credit Agreement ("Revolving Loan").

In addition, we have borrowing capacity of $212.1 million and $212.7 million under the Rail Facility to fund the acquisition of Eligible Railcars as of March 31, 2015 and December 31, 2014, respectively.
Working Capital
Working capital for PBF Holding at March 31, 2015 was $606.5 million, consisting of $1,938.4 million in total current assets and $1,331.8 million in total current liabilities. Working capital at December 31, 2014 was $429.3 million, consisting of $1,907.3 million in total current assets and $1,478.0 million in total current liabilities.

Capital Spending
Net capital spending was $46.5 million for the three months ended March 31, 2015, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries and the expansion of the rail unloading facility at our Delaware City refinery. We currently expect to spend an aggregate of approximately $175.0 to $200.0 million in net capital expenditures during 2015 for facility improvements and refinery maintenance and turnarounds.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2015, other than outstanding letters of credit in the amount of approximately $276.5 million.

As of March 31, we sold an additional 515 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars.  The lease agreements for the railcars have varying terms from five to seven years. We received a cash payment for the railcars of approximately $77.6 million and expect to make payments totaling $44.9 million over the term of the lease for these railcars.

During the three months ended March 31, 2015, we entered into additional railcar leases with terms of up to 7 years. We expect to make lease payments of $40.6 million over the remaining term of these additional agreements.

Distribution Policy
On April 30, 2015, the Board of Directors of PBF Energy declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 27, 2015 to Class A common stockholders of record at the close of business on May 11, 2015. PBF Holding intends, if necessary, to make a distribution of $27.3 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

As of March 31, 2015, we had $820.7 million of unused borrowing availability, which includes our cash and cash equivalents of $326.8 million, under the Revolving Loan to fund our operations, if necessary. Accordingly, as of March 31, 2015, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.

As of March 31, 2015, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBF Holding to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. PBF Holding would have been permitted under its debt agreements to make these distributions; however, its ability to continue to comply with its debt covenants is, to a significant degree, subject to its operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support our intended dividend and distribution policy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in commodity prices and interest rates. Our primary commodity price risk is associated with the difference between the prices we sell our refined products for and the prices we pay for crude oil and other feedstocks. We may use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, interest rates, or to capture market opportunities.

Commodity Price Risk
Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, refined products and natural gas. The supply of and demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive and alternative fuels, and the extent of government regulation. As a result, the prices of these commodities can be volatile. Our revenues fluctuate significantly with movements in industry refined product prices, our cost of sales fluctuates significantly with movements in crude oil and feedstock prices and our operating expenses fluctuate with movements in the price of natural gas. We manage our exposure to these commodity price risks through our supply and inventory intermediation agreements as well as through the use of various commodity derivative instruments.
Certain of our agreements reduce the time we are exposed to market price fluctuations. For example, our crude and feedstock supply agreement with Statoil allows us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point. The crude supply agreement with MSCG for our Toledo refinery, which terminated on July 31, 2014, allowed us to price and pay for our crude oil as it is processed at that refinery. In addition, the product offtake agreements with MSCG for our Delaware City and Paulsboro refineries that were terminated effective July 1, 2013, allowed us to sell our light finished products, certain intermediates and lube base oils as they were produced. Subsequent to termination of the MSCG product offtake agreements, we independently sell and market our refined products to customers on the spot market or through term agreements.
We may use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and feedstocks, finished products and natural gas outside of the agreements described above. The derivative instruments we use include physical commodity contracts and exchange-traded and over-the-counter financial instruments. We mark-to-market our commodity derivative instruments and recognize the changes in their fair value in our statements of operations.
At March 31, 2015 and December 31, 2014, we had gross open commodity derivative contracts representing 111.6 million barrels and 49.3 million barrels, respectively, with an unrealized net gain (loss) of $(5.4) million and $31.2 million, respectively. The open commodity derivative contracts as of March 31, 2015 expire at various times during 2015.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 17.6 million barrels and 18.6 million barrels at March 31, 2015 and December 31, 2014, respectively. The average cost of our hydrocarbon inventories was approximately $100.26 and $94.29 per barrel on a LIFO basis at March 31, 2015 and December 31, 2014, respectively, excluding the impact of LCM adjustments of approximately $668.9 million and $690.1 million, respectively. If market prices decline to a level below the average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
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
The Rail Facility bears interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $1.5 million change in our interest expense, assuming the $150.0 million available under the Rail Facility were fully drawn.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2015. Based on that evaluation, PBF Holding's principal executive officer and the principal financial officer have concluded that PBF Holding's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants have appealed to the Delaware Supreme Court and briefing on the case is scheduled to occur in the second and third quarters of 2015. If the Appellants in one or both of these matters ultimately prevail, the outcome may have a material adverse effect on the Company's financial condition, results of operations or cash flows.
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control ("DNREC") issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve the assessment.

Item 1A. Risk Factors
The following risk factor supplements and/or updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

Risks Relating to Our Business and Industry

Changes in laws or standards affecting the transportation of North American crude oil by rail could significantly impact our operations, and as a result cause our costs to increase.

Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. The Secretary of Transportation issued an Emergency Restriction/Prohibition Order (the “Order”) that was later amended and restated on March 6, 2014 governing shipments of petroleum crude oil offered in transportation by rail. The Order requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only. To the extent that the Order is applicable, we believe our operations already comply with it and that the Order will not have a material impact on our cash flows. Subsequently, on May 7, 2014, the DOT issued a Safety Advisory warning rail shippers and carriers against the use of older design “111” rail cars for shipments of crude oil from the Bakken region. We do not expect this Safety Advisory will affect our operations because all of the rail cars utilized in crude oil service are the newer designed “CPC-1232” rail cars. Also on May 7, 2014, the DOT issued an order requiring rail carriers to provide certain notifications to State agencies along routes utilized by trains over a certain length carrying crude oil. The required notifications do not affect our unloading operations. In addition, in November 2014, the DOT issued a final rule regarding safety training standards under the Rail Safety Improvement Act of 2008. The rule required each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews. Recently, on May 1, 2015 the Pipeline and Hazardous Materials Safety Administration and the Federal Railroad Administration issued new final rules for enhanced tank car standards and operational controls for high-hazard flammable trains. While these new rules have just been issued and we are still evaluating the impact of these new rules, we do not believe the new rules will have a material impact on our operations or financial position and we believe we will be able to comply with the new rules without a material impact. If further changes in law, regulations or industry standards occur that result in requirements to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to our or subsequently to third party refineries, our costs could increase, which could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to service our indebtedness.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1*‡	Consulting Services Agreement dated as of January 31, 2015 between PBF Investments LLC and Michael D. Gayda.

10.2*‡	Amended and Restated Employment dated as of January 1, 2015 between PBF Investments LLC and Todd O'Malley

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.
‡	Indicates management compensatory plan or arrangement.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date	May 13, 2015	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	May 13, 2015	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*‡	Consulting Services Agreement dated as of January 31, 2015 between PBF Investments LLC and Michael D. Gayda.

10.2*‡	Amended and Restated Employment dated as of January 1, 2015 between PBF Investments LLC and Todd O"Malley

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
‡	Indicates management compensatory plan or arrangement.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.