Form 10-Q
period 2015-06-30
PBF Holding Co LLC; PBF Finance Corp
filed 2015-08-13
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015
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
PBF Holding Company LLC has no common stock outstanding. As of August 13, 2015 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

This Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation ("PBF Finance"). PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC") and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Holding is an indirect subsidiary of PBF Energy Inc. ("PBF Energy"), which is the sole managing member of, and owner of an equity interest representing approximately 94.3% of the outstanding economic interest in, PBF LLC as of June 30, 2015. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
•termination of our Inventory Intermediation Agreements with J. Aron could have a material adverse effect on our liquidity, as we would be required to finance our intermediates and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain intermediates and finished products located at the Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;
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
•our ability to consummate the Chalmette Acquisition, the timing for the closing of such acquisition and our plans for financing such acquisition;
•our ability to complete the successful integration of the Chalmette Acquisition into our business and to realize the benefits from such acquisition;
•unforeseen liabilities associated with the Chalmette Acquisition; and
•any decisions we make with respect to our energy-related logistical assets that may be contributed to PBF Logistics LP.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$435,574	$218,403
Accounts receivable	540,227	551,269
Accounts receivable - affiliate	1,831	3,223
Inventories	1,306,414	1,102,261
Prepaid expense and other current assets	28,283	32,157
Total current assets	2,312,329	1,907,313

Property, plant and equipment, net	1,819,012	1,806,060
Deferred charges and other assets, net	306,290	330,517
Total assets	$4,437,631	$4,043,890

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$353,716	$335,182
Accounts payable - affiliate	20,333	11,630
Accrued expenses	1,246,805	1,129,970
Deferred revenue	7,218	1,227
Total current liabilities	1,628,072	1,478,009

Delaware Economic Development Authority loan	8,000	8,000
Long-term debt	745,034	742,349
Intercompany notes payable	152,287	122,264
Other long-term liabilities	70,154	62,752
Total liabilities	2,603,547	2,413,374

Commitments and contingencies (Note 8)

Equity:
Member's equity	1,129,834	1,144,100
Retained earnings	730,330	513,292
Accumulated other comprehensive loss	(26,080)	(26,876)
Total equity	1,834,084	1,630,516
Total liabilities and equity	$4,437,631	$4,043,890

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$3,550,664	$5,301,709	$6,545,800	$10,048,152

Costs and expenses:
Cost of sales, excluding depreciation	3,026,975	4,943,238	5,556,015	9,090,922
Operating expenses, excluding depreciation	192,150	209,781	425,527	478,680
General and administrative expenses	35,783	32,095	68,313	68,719
(Gain) loss on sale of assets	(632)	6	(991)	(180)
Depreciation and amortization expense	47,015	34,516	93,274	67,731
	3,301,291	5,219,636	6,142,138	9,705,872

Income from operations	249,373	82,073	403,662	342,280

Other income (expense)
Change in fair value of catalyst leases	1,949	(2,338)	3,988	(4,339)
Interest expense, net	(22,955)	(26,217)	(44,027)	(51,673)
Net income	$228,367	$53,518	$363,623	$286,268

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$228,367	$53,518	$363,623	$286,268
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(75)	66	(4)	95
Net gain on pension and other postretirement benefits	400	232	800	449
Total other comprehensive income	325	298	796	544
Comprehensive income	$228,692	$53,816	$364,419	$286,812

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$363,623	$286,268
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	97,378	71,218
Stock-based compensation	3,781	2,728
Change in fair value of catalyst lease obligations	(3,988)	4,339
Change in non-cash lower of cost or market adjustment	(127,166)	—
Non-cash change in inventory repurchase obligations	89,203	(7,973)
Pension and other post retirement benefit costs	12,893	10,538
Gain on disposition of property, plant and equipment	(991)	(180)

Changes in current assets and current liabilities:
Accounts receivable	11,042	(116,579)
Due to/from affiliates	10,095	3,785
Inventories	(84,619)	(249,094)
Prepaid assets and other current assets	3,874	(5,872)
Accounts payable	18,534	(63,108)
Accrued expenses	(99,392)	282,067
Deferred revenue	5,991	(1,632)
Other assets and liabilities	(4,954)	(4,068)
Net cash provided by operations	295,304	212,437

Cash flows from investing activities:
Expenditures for property, plant and equipment	(224,046)	(122,628)
Expenditures for deferred turnaround costs	(22,918)	(39,424)
Expenditures for other assets	(5,424)	(8,202)
Proceeds from sale of assets	138,131	37,759
Net cash used in investing activities	(114,257)	(132,495)

Cash flows from financing activities:
Proceeds from members' capital contributions	—	328,664
Proceeds from intercompany notes payable	30,000	55,994
Proceeds from Rail Facility revolver borrowings	70,750	8,225
Repayments of Rail Facility	(64,626)	—
Distributions to members	—	(218,782)
Proceeds from revolver borrowings	—	395,000
Repayments of revolver borrowings	—	(410,000)
Deferred financing costs and other	—	(2,643)
Net cash provided by financing activities	36,124	156,458

Net increase in cash and cash equivalents	217,171	236,400
Cash and equivalents, beginning of period	218,403	76,970
Cash and equivalents, end of period	$435,574	$313,370

Supplemental cash flow disclosures
Non-cash activities:
Accrued distributions	$146,585	$—
Accrued construction in progress and unpaid fixed assets	21,367	28,302
Distribution of assets to PBF Energy Company LLC	15,975	30,906

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC ("PBF Holding"), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC"). PBF Energy Inc. ("PBF Energy") is the sole managing member of, and owner of an equity interest representing approximately 94.3% of the outstanding economic interest in, PBF LLC as of June 30, 2015. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC ("Delaware City Refining" or "DCR"), PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF Holding’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the "Company".

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

On September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Terminaling Company II LLC ("DCT II"), which assets consisted solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"). PBF LLC then contributed to PBFX all of the equity interests of DCT II. On December 11, 2014, PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC ("Toledo Terminaling"), whose assets consist of a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"). PBF LLC then contributed to PBFX all of the issued and outstanding limited liability company interests of Toledo Terminaling. On May 14, 2015 PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC ("DPC") and Delaware City Logistics Company LLC ("DCLC"), whose assets consist of a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the "Delaware City Products Pipeline and Truck Rack"). PBF LLC then contributed to PBFX all of the issued and outstanding limited liability company interests of the Delaware City Products Pipeline and Truck Rack. Refer to Note 7 "Related Party Transactions" of our Notes to Condensed Consolidated Financial Statements for further information on agreements entered into with PBFX.

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

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

2. INVENTORIES
Inventories consisted of the following:

June 30, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$885,461	$58,527	$943,988
Refined products and blendstocks	536,831	349,217	886,048
Warehouse stock and other	39,322	—	39,322
	$1,461,614	$407,744	$1,869,358
Lower of cost or market reserve	(470,241)	(92,703)	(562,944)
Total inventories	$991,373	$315,041	$1,306,414

December 31, 2014
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$918,756	$61,122	$979,878
Refined products and blendstocks	520,308	255,459	775,767
Warehouse stock and other	36,726	—	36,726
	$1,475,790	$316,581	$1,792,371
Lower of cost or market reserve	(609,774)	(80,336)	(690,110)
Total inventories	$866,016	$236,245	$1,102,261

Inventory under inventory supply and intermediation arrangements includes certain crude oil stored at the Company’s Delaware City refinery's storage facilities that the Company will purchase as it is consumed in connection with its crude supply agreement; and intermediates and light finished products sold to counterparties in connection with the intermediation agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

Due to the lower crude oil and refined product pricing environment at the end of 2014 and into the second quarter of 2015, the Company recorded adjustments to value its inventories to the lower of cost or market. During the three months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $105,958 reflecting the net change in the lower of cost or market inventory reserve from $668,902 at March 31, 2015 to $562,944 at June 30, 2015. During the six months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $127,166 reflecting the net change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $562,944 at June 30, 2015.

3. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	June 30, 2015	December 31, 2014
Deferred turnaround costs, net	$188,111	$204,987
Catalyst	73,494	77,322
Deferred financing costs, net	26,837	30,128
Linefill	10,230	10,230
Restricted cash	1,500	1,521
Intangible assets, net	241	357
Other	5,877	5,972
Total deferred charges and other assets, net	$306,290	$330,517

4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
Inventory-related accruals	$625,558	$588,297
Inventory supply and intermediation arrangements	256,164	253,549
Accrued distributions	146,585	—
Accrued transportation costs	54,895	59,959
Excise and sales tax payable	40,022	40,444
Accrued salaries and benefits	28,003	55,993
Accrued interest	21,690	22,946
Customer deposits	21,277	24,659
Accrued construction in progress	17,368	31,452
Accrued utilities	11,197	22,337
Other	24,046	30,334
Total accrued expenses	$1,246,805	$1,129,970

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. ("J. Aron"). A liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.

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

6. INTERCOMPANY NOTES PAYABLE
As of June 30, 2015, PBF Holding had outstanding notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $152,287 ($122,264 as of December 31, 2014). The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium.

7. RELATED PARTY TRANSACTIONS

PBF Holding entered into agreements with PBFX that establish fees for certain general and administrative services, and operational and maintenance services provided by the Company to PBFX. In addition, the Company executed terminal, storage and pipeline services agreements with PBFX under which PBFX provides commercial transportation, terminaling, storage and pipeline services to the Company. These agreements with PBFX include:
Delaware City Rail Terminaling Services Agreement
PBF Holding entered into a rail terminaling services agreement with PBFX to obtain terminaling services at the DCR Rail Terminal (the “DCR Terminaling Agreement”). Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 85,000 barrels per day (“bpd”) for each quarter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel to the extent volumes exceed the minimum throughput commitment. PBF Holding also pays PBFX for providing related ancillary services at the terminal that are specified in the agreement. For the three and six months ended June 30, 2015, PBF Holding paid PBFX fees of $15,718 and $31,262 respectively, related to the DCR Terminaling Agreement. For the three and six months ended June 30, 2014, PBF Holding paid PBFX fees of $7,200 and $7,200, respectively, related to the DCR Terminaling Agreement.
Toledo Truck Unloading & Terminaling Agreement
PBF Holding entered into a truck unloading and terminaling services agreement with PBFX to obtain terminaling services at the Toledo Truck Terminal (as amended the “Toledo Terminaling Agreement”). Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 5,500 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. For the three and six months ended June 30, 2015, PBF Holding paid PBFX fees of $1,265 and $1,842, respectively, related to the Toledo Terminaling Agreement. For the three and six months ended June 30, 2014, PBF Holding paid PBFX fees of $582 and $582, respectively, related to the Toledo Terminaling Agreement.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

Delaware City West Ladder Rack Terminaling Services Agreement
PBF Holding entered into a rail terminaling services agreement with PBFX to obtain terminaling services at the DCR West Rack (the “West Ladder Rack Terminaling Agreement”). Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 40,000 bpd for a terminaling service fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment, and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the West Ladder Rack Terminaling Agreement. For the three and six months ended June 30, 2015, PBF Holding paid PBFX fees of $8,008 and $15,929, respectively, related to the West Ladder Rack Terminaling Agreement.
Toledo Tank Farm Storage and Terminaling Services Agreement
PBF Holding entered into a storage and terminaling services agreement with PBFX (the “Toledo Tank Farm Storage and Terminaling Agreement”). Under the Toledo Tank Farm Storage and Terminaling Agreement, PBFX provides PBF Holding with storage and throughput services in return for storage and throughput fees. The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the propane rack and the overall capacity of the Toledo Storage Facility. PBF Holding will pay a fee of $0.50 per barrel of shell capacity dedicated to PBF Holding under the Toledo Tank Farm Storage and Terminaling Agreement. The minimum throughput commitment for the propane storage and loading facility is 4,400 bpd for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $2.52 per barrel. For the three and six months ended June 30, 2015, PBF Holding paid PBFX fees of $6,236 and $12,758, respectively, related to the Toledo Tank Farm Storage and Terminaling Agreement.
Delaware City Pipeline Services Agreement
PBF Holding entered into a pipeline services agreement with PBFX (the “Delaware City Pipeline Services Agreement”). Under the Delaware City Pipeline Services Agreement, PBFX provides PBF Holding with pipeline throughput services in return for throughput fees. The Delaware City Pipeline Services Agreement has an initial term of approximately ten years, under which PBFX provides pipeline services to PBF Holding on the Delaware Products Pipeline. The minimum throughput commitment for the pipeline facility is 50,000 bpd for a fee equal to $0.5266 per barrel of product throughputted up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $0.5266 per barrel. For the three and six months ended June 30, 2015, PBF Holding paid PBFX fees of $1,262 and $1,262, respectively, related to the Delaware City Pipeline Services Agreement.
Delaware City Truck Loading Agreement
PBF Holding entered into a truck unloading agreement with PBFX (the “Delaware City Truck Loading Agreement”). Under the Delaware City Truck Loading Agreement, PBFX provides PBF Holding with truck loading services in return for fees. The Delaware City Truck Loading Agreement has an initial term of approximately ten years, under which PBFX provides loading services to PBF Holding at the Delaware City Terminal. The minimum throughput commitment for the truck rack is approximately 30,000 bpd for refined clean products with a fee equal to approximately $0.462 per barrel and approximately 5,000 bpd for LPGs with a fee equal to approximately $2.52 per barrel of product loaded up to the minimum throughput commitment and for volumes in excess of the minimum throughput commitment. For the three and six months ended June 30, 2015, PBF Holding paid PBFX fees of $1,277 and $1,277, respectively, related to the Delaware City Truck Loading Agreement.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

Third Amended and Restated Omnibus Agreement
PBF Holding entered into an omnibus agreement (as amended from time to time the "Omnibus Agreement") with PBFX, PBF GP, and PBF LLC for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions. The Omnibus Agreement was amended on May 15, 2015 to include the Delaware City Products Pipeline and Truck Rack. Pursuant to the amended Omnibus Agreement, the annual administrative fee was increased to $2,350 per year from $2,225 per year. For the three and six months ended June 30, 2015, PBF Holding received fees from PBFX of $1,208 and $2,389, respectively, related to the Omnibus Agreement. For the three and six months ended June 30, 2014, PBF Holding received fees from PBFX of $422 and $422, respectively, related to the Omnibus Agreement.

Third Amended and Restated Operation and Management Services and Secondment Agreement
PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement (as amended from time to time the “Services Agreement”) with PBFX, pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations. The operation and management services and secondment agreement was amended on May 15, 2015 to include the Delaware City Products Pipeline and Truck Rack. For the three and six months ended June 30, 2015, PBF Holding received fees from PBFX of $1,111 and $2,211, respectively, related to the Services Agreement. For the three and six months ended June 30, 2014, PBF Holding received fees from PBFX of $66 and $66, respectively, related to the Services Agreement.

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

In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $11,132 recorded as of June 30, 2015 ($10,476 as of December 31, 2014) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. As of June 30, 2015 and December 31, 2014, this liability is self-guaranteed by the Company.

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

In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur.  Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

sulfur.  Currently, six Northeastern states require heating oil with 15 PPM or less sulfur. By July 1, 2016, 2 more states adopt this requirement and by July 1, 2018 most of the remaining Northeastern states (except for Pennsylvania and New Hampshire) will require heating oil with 15 PPM or less sulfur. All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.

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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. However, in May 2015, the EPA re-proposed annual standards for RFS 2 for 2014, and proposed new standards for 2015 and 2016 and biomass-based diesel volumes for 2017. The EPA is proposing volume requirements in the annual standards which, while below the volumes originally set by Congress, would increase renewable fuel use in the U.S. above historical levels and provide for steady growth over time. The EPA is also proposing to increase the required volume of biomass-based diesel in 2015, 2016, and 2017 while maintaining the opportunity for growth in other advanced biofuels. The EPA has solicited comments on the proposed annual standards and held public hearings on June 25, 2015. Final action on this proposal is expected by November 30, 2015. If they are issued, the final standards may have a material impact on the Company's cost of compliance with RFS 2.
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
In addition, the EPA published a Final Rule to the Clean Water Act ("CWA") Section 316(b) in August 2014 regarding cooling water intake structures which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but state agencies have the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31,

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants have appealed to the Delaware Supreme Court and briefing on the case is scheduled to continue into the third quarter of 2015. If the Appellants in one or both of these matters ultimately prevail, the outcome may have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

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
Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro-rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro-rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

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

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or the Company. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 94.3% interest in PBF LLC as of June 30, 2015 (89.9% as of December 31, 2014). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

9. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$5,789	$4,851	$11,579	$9,142
Interest cost	707	601	1,416	1,171
Expected return on plan assets	(829)	(539)	(1,659)	(1,063)
Amortization of prior service costs	13	10	26	12
Amortization of actuarial loss	311	258	622	480
Net periodic benefit cost	$5,991	$5,181	$11,984	$9,742

	Three Months Ended June 30,		Six Months Ended June 30,
Post Retirement Medical Plan	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$244	$300	$488	$478
Interest cost	134	135	269	228
Amortization of prior service costs	76	75	152	55
Amortization of actuarial loss (gain)	—	1	—	(4)
Net periodic benefit cost	$454	$511	$909	$757

10. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2015 and December 31, 2014.
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

	As of June 30, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$365,371	$—	$—	$365,371	N/A	$365,371
Non-qualified pension plan assets	5,398	—	—	5,398	N/A	5,398
Commodity contracts	65,997	14,814	2,564	83,375	(66,126)	17,249
Derivatives included with intermediation agreement obligations	—	10,260	—	10,260	—	10,260
Liabilities:
Commodity contracts	59,827	7,050	659	67,536	(66,126)	1,410
Catalyst lease obligations	—	32,571	—	32,571	—	32,571
Derivatives included with inventory supply arrangement obligations	—	378	—	378	—	378

	As of December 31, 2014
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Total
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,575	$—	$—	$5,575	N/A	$5,575
Non-qualified pension plan assets	5,494	—	—	5,494	N/A	5,494
Commodity contracts	415,023	12,093	1,715	428,831	(397,676)	31,155
Derivatives included with inventory intermediation agreement obligations	—	94,834	—	94,834	—	94,834
Derivatives included with inventory supply arrangement obligation	—	4,251	—	4,251	—	4,251

Liabilities:
Commodity contracts	390,144	7,338	194	397,676	(397,676)	—
Catalyst lease obligations	—	36,559	—	36,559	—	36,559

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within cash and cash equivalents.

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

•
The commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward prices used to value these swaps were derived using broker quotes, prices from other third party sources and other available market based data.

•
The derivatives included with inventory supply arrangement obligations, derivatives included with inventory intermediation agreement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$9,678	$(3,751)	$1,521	$(23,365)
Purchases	—	—	—	—
Settlements	(10,111)	4,972	(11,311)	3,667
Unrealized gain included in earnings	2,338	1,468	11,695	22,387
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$1,905	$2,689	$1,905	$2,689

There were no transfers between levels during the three and six months ended June 30, 2015 and 2014, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes (a)	$669,070	$687,850	$668,520	$675,580
Revolving Loan (b)	—	—	—	—
Rail Facility (b)	43,393	43,393	37,270	37,270
Catalyst leases (c)	32,571	32,571	36,559	36,559
	745,034	763,814	742,349	749,409
Less - Current maturities	—	—	—	—
Long-term debt	$745,034	$763,814	$742,349	$749,409

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

As of June 30, 2015, there were 549,182 barrels of crude oil and feedstocks (662,579 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. As of June 30, 2015, there were 3,118,578 barrels of intermediates and refined products (3,106,325 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2015, there were 39,100,000 barrels of crude oil and 2,464,000 barrels of refined products (47,339,000 and 1,970,871, respectively, as of December 31, 2014), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

The following tables provide information about the fair values of these derivative instruments as of June 30, 2015 and December 31, 2014 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
June 30, 2015:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$(378)
Derivatives included with the intermediation agreement obligations	Accrued expenses	$10,260
December 31, 2014:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$4,251
Derivatives included with the intermediation agreement obligations	Accrued expenses	$94,834

Derivatives not designated as hedging instruments:
June 30, 2015:
Commodity contracts	Accounts receivable	$17,249
Commodity contracts	Accrued expenses	$(1,410)
December 31, 2014:
Commodity contracts	Accounts receivable	$31,155

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended June 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(1,808)
Derivatives included with the intermediation agreement obligations	Cost of sales	$(20,888)
For the three months ended June 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(3,719)
Derivatives included with the intermediation agreement obligations	Cost of sales	$(5,770)
For the six months ended June 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(4,629)
Derivatives included with the intermediation agreement obligations	Cost of sales	$(84,574)
For the six months ended June 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(1,069)
Derivatives included with the intermediation agreement obligations	Cost of sales	$9,042

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2015:
Commodity contracts	Cost of sales	$(3,969)
For the three months ended June 30, 2014:
Commodity contracts	Cost of sales	$(41,119)
For the six months ended June 30, 2015:
Commodity contracts	Cost of sales	$(45,097)
For the six months ended June 30, 2014:
Commodity contracts	Cost of sales	$31,278

Hedged items designated in fair value hedges:
For the three months ended June 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$1,808
Intermediate and refined product inventory	Cost of sales	$20,888
For the three months ended June 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$3,719
Intermediate and refined product inventory	Cost of sales	$5,770
For the six months ended June 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$4,629
Intermediate and refined product inventory	Cost of sales	$84,574
For the six months ended June 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$1,069
Intermediate and refined product inventory	Cost of sales	$(9,042)

The Company had no ineffectiveness related to the Company's fair value hedges for the three and six months ended June 30, 2015 and 2014.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

12. SUBSEQUENT EVENTS
Distributions
On July 30, 2015, PBF Energy, PBF Holding's indirect parent, declared a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on August 25, 2015 to PBF Energy Class A common stockholders of record at the close of business on August 10, 2015. PBF Holding intends to make a distribution of approximately $27,280 to PBF LLC, which in turn will make pro-rata distributions to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the Senior Secured Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer.” The indenture dated February 9, 2012, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries.” PBF Rail Logistics Company LLC, PBF Transportation Company LLC and PBF Energy Limited are consolidated subsidiaries of the Company that are not guarantors of the Senior Secured Notes.

The Senior Secured Notes were co-issued by PBF Finance. For purposes of the following footnote, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following supplemental combining and condensed consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. For purposes of the following combining and consolidating information, the Issuer’s Investment in its subsidiaries is accounted for under the equity method of accounting.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	June 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$409,502	$529	$26,511	$(968)	$435,574
Accounts receivable	503,211	3,003	34,013	—	540,227
Accounts receivable - affiliate	536	1,295	—	—	1,831
Inventories	588,258	496,051	222,105	—	1,306,414
Prepaid expense and other current assets	21,791	6,492	—	—	28,283
Due from related parties	18,379,043	19,811,177	2,435,713	(40,625,933)	—
Total current assets	19,902,341	20,318,547	2,718,342	(40,626,901)	2,312,329

Property, plant and equipment, net	85,465	1,668,389	65,158	—	1,819,012
Investment in subsidiaries	2,018,715	—	—	(2,018,715)	—
Deferred charges and other assets, net	31,393	272,540	2,357	—	306,290
Total assets	$22,037,914	$22,259,476	$2,785,857	$(42,645,616)	$4,437,631

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$283,506	$66,570	$4,608	$(968)	$353,716
Accounts payable - affiliate	20,333	—	—	—	20,333
Accrued expenses	601,789	506,481	138,535	—	1,246,805
Current portion of long-term debt	—	—	—	—	—
Deferred revenue	7,218	—	—	—	7,218
Due to related parties	18,443,554	19,703,952	2,478,427	(40,625,933)	—
Total current liabilities	19,356,400	20,277,003	2,621,570	(40,626,901)	1,628,072

Delaware Economic Development Authority loan	—	8,000	—	—	8,000
Long-term debt	669,070	32,571	43,393	—	745,034
Intercompany notes payable	152,287	—	—	—	152,287
Other long-term liabilities	26,073	44,081	—	—	70,154
Total liabilities	20,203,830	20,361,655	2,664,963	(40,626,901)	2,603,547

Commitments and contingencies

Equity:
Member's equity	1,129,834	734,923	39,346	(774,269)	1,129,834
Retained earnings (accumulated deficit)	730,330	1,171,286	81,548	(1,252,834)	730,330
Accumulated other comprehensive (loss) income	(26,080)	(8,388)	—	8,388	(26,080)
Total equity	1,834,084	1,897,821	120,894	(2,018,715)	1,834,084
Total liabilities and equity	$22,037,914	$22,259,476	$2,785,857	$(42,645,616)	$4,437,631

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30, 2015
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$3,529,849	$275,743	$330,048	$(584,976)	$3,550,664

Costs and expenses
Cost of sales, excluding depreciation	3,036,655	234,226	341,070	(584,976)	3,026,975
Operating expenses, excluding depreciation	(4,526)	196,557	119	—	192,150
General and administrative expenses	32,646	3,639	(502)	—	35,783
Gain on sale of assets	—	(232)	(400)	—	(632)
Depreciation and amortization expense	2,506	43,913	596	—	47,015
	3,067,281	478,103	340,883	(584,976)	3,301,291

Income (loss) from operations	462,568	(202,360)	(10,835)	—	249,373

Other income (expense)
Equity in earnings (loss) of subsidiaries	(213,468)	—	—	213,468	—
Change in fair value of catalyst lease	—	1,949	—	—	1,949
Interest (expense) income, net	(20,733)	(1,372)	(850)	—	(22,955)
Net income (loss)	$228,367	$(201,783)	$(11,685)	$213,468	$228,367

Comprehensive income (loss)	$228,692	$(201,783)	$(11,685)	$213,468	$228,692

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30, 2014
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$5,300,956	$359,660	$460	$(359,367)	$5,301,709

Costs and expenses
Cost of sales, excluding depreciation	4,942,937	358,907	761	(359,367)	4,943,238
Operating expenses, excluding depreciation	(104)	209,885	—	—	209,781
General and administrative expenses	28,544	3,551	—	—	32,095
Loss on sale of assets	—	6	—	—	6
Depreciation and amortization expense	3,342	31,132	42	—	34,516
	4,974,719	603,481	803	(359,367)	5,219,636

Income (loss) from operations	326,237	(243,821)	(343)	—	82,073

Other income (expense)
Equity in earnings (loss) of subsidiaries	(246,687)	—	—	246,687	—
Change in fair value of catalyst lease	—	(2,338)	—	—	(2,338)
Interest expense, net	(26,032)	311	(496)	—	(26,217)
Net income (loss)	$53,518	$(245,848)	$(839)	$246,687	$53,518

Comprehensive income (loss)	$53,816	$(245,777)	$(839)	$246,616	$53,816

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Six Months Ended June 30, 2015
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$6,522,006	$536,576	$828,651	$(1,341,433)	$6,545,800

Costs and expenses
Cost of sales, excluding depreciation	5,527,418	572,883	797,147	(1,341,433)	5,556,015
Operating expenses, excluding depreciation	(3,720)	429,462	(215)	—	425,527
General and administrative expenses	58,328	9,160	825	—	68,313
Gain on sale of assets	(181)	(233)	(577)	—	(991)
Depreciation and amortization expense	5,548	86,676	1,050	—	93,274
	5,587,393	1,097,948	798,230	(1,341,433)	6,142,138

Income (loss) from operations	934,613	(561,372)	30,421	—	403,662

Other income (expense)
Equity in earnings (loss) of subsidiaries	(531,606)	—	—	531,606	—
Change in fair value of catalyst lease	—	3,988	—	—	3,988
Interest expense, net	(39,384)	(3,065)	(1,578)	—	(44,027)
Net income (loss)	$363,623	$(560,449)	$28,843	$531,606	$363,623

Comprehensive income (loss)	$364,419	$(560,449)	$28,843	$531,606	$364,419

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Six Months Ended June 30, 2014
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$10,046,951	$739,071	$460	$(738,330)	$10,048,152

Costs and expenses
Cost of sales, excluding depreciation	9,090,621	737,870	761	(738,330)	9,090,922
Operating expenses, excluding depreciation	35	478,645	—	—	478,680
General and administrative expenses	60,320	8,399	—	—	68,719
(Gain) loss on sale of assets	(186)	6	—	—	(180)
Depreciation and amortization expense	6,823	60,866	42	—	67,731
	9,157,613	1,285,786	803	(738,330)	9,705,872

Income (loss) from operations	889,338	(546,715)	(343)	—	342,280

Other income (expense)
Equity in earnings (loss) of subsidiaries	(551,516)	—	—	551,516	—
Change in fair value of catalyst lease	—	(4,339)	—	—	(4,339)
Interest expense, net	(51,554)	377	(496)	—	(51,673)
Net income (loss)	$286,268	$(550,677)	$(839)	$551,516	$286,268

Comprehensive income (loss)	$286,812	$(550,582)	$(839)	$551,421	$286,812

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$363,623	$(560,449)	$28,843	$531,606	$363,623
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	9,154	86,689	1,535	—	97,378
Stock-based compensation	—	3,781	—	—	3,781
Change in fair value of catalyst lease obligations	—	(3,988)	—	—	(3,988)
Change in non-cash lower of cost or market inventory adjustment	(164,867)	37,701	—	—	(127,166)
Non-cash change in inventory repurchase obligations	—	89,203	—	—	89,203
Pension and other post retirement benefit costs	3,969	8,924	—	—	12,893
Gain on disposition of property, plant and equipment	(181)	(233)	(577)	—	(991)
Equity in earnings of subsidiaries	531,606	—	—	(531,606)	—
Changes in current assets and current liabilities:
Accounts receivable	15,287	23,235	(27,480)	—	11,042
Due to/from affiliates	(554,250)	548,558	15,787	—	10,095
Inventories	87,556	(105,460)	(66,715)	—	(84,619)
Prepaid expenses and other current assets	5,173	(1,299)	—	—	3,874
Accounts payable	47,715	(26,414)	(3,815)	1,048	18,534
Accrued expenses	(37,550)	(9,046)	(52,796)	—	(99,392)
Deferred revenue	5,991	—	—	—	5,991
Other assets and liabilities	1,155	(5,846)	(263)	—	(4,954)
Net cash provided by (used in) operating activities	314,381	85,356	(105,481)	1,048	295,304

Cash flows from investing activities:
Expenditures for property, plant and equipment	(166,857)	(57,189)	—	—	(224,046)
Expenditures for deferred turnaround costs	—	(22,918)	—	—	(22,918)
Expenditures for other assets	—	(5,424)	—	—	(5,424)
Investment in subsidiaries	5,000	—	—	(5,000)	—
Proceeds from sale of assets	41,597	—	96,534	—	138,131
Net cash provided by (used in) investing activities	(120,260)	(85,531)	96,534	(5,000)	(114,257)

Cash flows from financing activities:
Proceeds from members' capital contributions	—	—	5,000	(5,000)	—
Distribution to Parent	—	—	(10,000)	10,000	—
Proceeds from intercompany notes payable	30,000	—	—	—	30,000
Proceeds from Rail Facility revolver borrowings	—	—	70,750	—	70,750
Repayments of Rail Facility revolver borrowing	—	—	(64,626)	—	(64,626)
Net cash provided by (used in) financing activities	30,000	—	1,124	5,000	36,124

Net increase in cash and cash equivalents	224,121	(175)	(7,823)	1,048	217,171
Cash and equivalents, beginning of period	185,381	704	34,334	(2,016)	218,403
Cash and equivalents, end of period	$409,502	$529	$26,511	$(968)	$435,574

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT AND BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$286,268	$(550,677)	$(839)	$551,516	$286,268
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	10,084	60,881	253	—	71,218
Stock-based compensation	—	2,728	—	—	2,728
Change in fair value of catalyst lease obligations	—	4,339	—	—	4,339
Non-cash change in inventory repurchase obligations	—	(7,973)	—	—	(7,973)
Pension and other post retirement benefit costs	2,777	7,761	—	—	10,538
(Gain) loss on disposition of property, plant and equipment	(186)	6	—	—	(180)
Equity in earnings of subsidiaries	551,516	—	—	(551,516)	—
Changes in current assets and current liabilities:
Accounts receivable	(69,405)	(47,174)	—	—	(116,579)
Due to/from affiliates	(716,895)	719,419	1,261	—	3,785
Inventories	(256,121)	7,027	—	—	(249,094)
Prepaid expenses and other current assets	(7,076)	1,204	(51)	51	(5,872)
Accounts payable	(23,483)	(39,574)	—	(51)	(63,108)
Accrued expenses	285,388	(3,321)	—	—	282,067
Deferred revenue	(1,632)	—	—	—	(1,632)
Other assets and liabilities	(836)	(3,232)	—	—	(4,068)
Net cash provided by operating activities	60,399	151,414	624	—	212,437

Cash flows from investing activities:
Expenditures for property, plant and equipment	(6,588)	(103,229)	(12,811)	—	(122,628)
Expenditures for refinery turnarounds costs	—	(39,424)	—	—	(39,424)
Expenditures for other assets	—	(8,202)	—	—	(8,202)
Investment in subsidiaries	(7,187)	—	—	7,187	—
Proceeds from sale of assets	37,759	—	—	—	37,759
Net cash provided by (used in) investing activities	23,984	(150,855)	(12,811)	7,187	(132,495)

Cash flows from financing activities:
Proceeds from members' capital contributions	328,664	—	7,187	(7,187)	328,664
Distributions to members	(218,782)	—	—	—	(218,782)
Proceeds from intercompany notes payable	55,994	—	—	—	55,994
Proceeds from Rail Facility Revolver	—	—	8,225	—	8,225
Proceeds from revolver borrowings	395,000	—	—	—	395,000
Repayments of revolver borrowings	(410,000)	—	—	—	(410,000)
Deferred financing costs and other	544	—	(3,187)	—	(2,643)
Net cash provided by (used in) financing activities	151,420	—	12,225	(7,187)	156,458

Net increase (decrease) in cash and cash equivalents	235,803	559	38	—	236,400
Cash and equivalents, beginning of period	76,179	791	—	—	76,970
Cash and equivalents, end of period	$311,982	$1,350	$38	$—	$313,370

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

In May 2014, in connection with the initial public offering of PBFX and pursuant to a contribution agreement and conveyance agreement (the “Contribution Agreement I”), PBF Holding distributed the DCR Rail Terminal and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”) to PBF LLC, which contributed it to PBFX. In September 2014, in connection with the Contribution Agreement between PBF LLC and PBFX (the "Contribution Agreement II"), PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Refining Company LLC's ("Delaware City Refining" or "DCR") wholly-owned subsidiary, Delaware City Terminaling Company II

LLC ("DCT II"), which assets consisted solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"), immediately prior to the contribution by PBF LLC to PBFX. In December 2014, in connection with the Contribution Agreement between PBF LLC and PBFX (the “Contribution Agreement III” and together with the Contribution Agreement I and the Contribution Agreement II, the “Contribution Agreements”) PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability interests in Toledo Terminaling, which assets consist of a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (collectively, the “Toledo Storage Facility”), immediately prior to the contribution by PBF LLC to PBFX.

In May 2015, PBF Holding contributed to PBF LLC all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC ("DPC") and Delaware City Logistics Company LLC ("DCLC"), whose assets consist of a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the "Delaware City Products Pipeline and Truck Rack"). PBF LLC, in turn, contributed these interests to PBFX for total consideration of $143.0 million, consisting of $112.5 million of cash and $30.5 million of PBFX common units, or 1,288,420 common units.

Business Developments

On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements (the "A&R Intermediation Agreements") with J. Aron & Company ("J. Aron") pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.

Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro and Delaware City refineries (the "Refineries"), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to PRC and DCR as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.

On June 17, 2015, PBF Holding entered into a definitive Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. (collectively, the "Sellers"), to purchase the ownership interests of Chalmette Refining, L.L.C. (“Chalmette Refining”), which owns the Chalmette refinery and related logistics assets (collectively, the "Chalmette Acquisition"). The Chalmette refinery, located outside of New Orleans, Louisiana, is a 189,000 barrel per day, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil. Upon completion of the Chalmette Acquisition, we will increase our total throughput capacity to over 725,000 barrels per day.

Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. Also included in the acquisition are a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility with approximately 7.5 million barrels of shell capacity.

The aggregate purchase price for the Chalmette Acquisition is $322.0 million in cash, plus inventory and working capital to be determined at closing. The purchase price is also subject to other customary purchase price adjustments. The Chalmette Acquisition is expected to close prior to year-end 2015, subject to satisfaction of customary closing conditions, including the absence of legal impediments prohibiting the Chalmette Acquisition, receipt of regulatory approvals and required consents and absence of a material adverse effect. We expect to finance the transaction through a combination of cash on hand and borrowings under our existing revolving credit facility, as well as potentially utilizing inventory intermediation arrangements with third parties. We do not expect to issue equity to finance any portion of this transaction. Our obligation to consummate the Chalmette Acquisition is not conditioned upon the receipt of financing. In addition, PBF Energy has guaranteed all payment and performance obligations of PBF Holding that relate to or arise out of the Sale and Purchase Agreement.

Factors Affecting Comparability Between Periods
Commercial Agreements
PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various rail and truck terminaling services, pipeline services, and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes and storage. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to PBF Holding. Prior to the PBFX Offering, the DCR Rail Terminal, Toledo Truck Terminal, the DCR West Rack and the Toledo Storage Facility were owned, operated and maintained by PBF Holding's subsidiaries. Additionally, the Delaware City Products Pipeline and Truck Rack was owned, operated and maintained by PBF Holding's subsidiaries until May 15, 2015.Therefore, PBF Holding did not previously pay a fee for the utilization of these facilities. Below is a summary of the agreements and corresponding fees for the use of each of the assets.
2014 Commercial Agreements
The commercial agreements entered into during the year ended December 31, 2014 with PBFX have initial terms ranging from approximately seven to ten years, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2014, and include:
•a rail terminaling services agreement with PBFX, with an initial term of approximately seven years, under which PBFX provides terminaling services at the DCR Rail Terminal (the "DCR Terminaling Agreement");
•a truck unloading and terminaling services agreement with PBFX, with an initial term of approximately seven years, under which PBFX provides terminaling services at the Toledo Truck Terminal (the "Toledo Terminaling Agreement");
•a terminaling services agreement, with an initial term of approximately seven years, under which PBFX provides rail terminaling services at the DCR West Rack (the "West Ladder Rack Terminaling Agreement"); and
•a storage and terminaling services agreement, with an initial term of ten years, under which PBFX provides storage and terminaling services at the Toledo Storage Facility (the "Toledo Tank Farm Storage and Terminaling Agreement").
Each of these commercial agreements contain minimum volume commitments. Additionally, the storage and terminaling services agreement contains minimum requirements for the amount of storage contracted by PBF Holding. The fees under each commercial agreement are indexed for inflation and the agreements give PBF Holding the option to renew for two additional five-year terms following the expiration of the initial term.
2015 Commercial Agreements
On May 15, 2015, in connection with the Delaware City Products Pipeline and Truck Rack acquisition, PBF Holding and Delaware Pipeline Company LLC entered into an approximately ten-year pipeline services agreement (the “Delaware City Pipeline Services Agreement”) under which PBFX, through Delaware Pipeline Company LLC, provides pipeline services to PBF Holding. PBF Holding also entered into an approximately ten-year terminaling services agreement with Delaware City Logistics Company LLC (the “Delaware City Truck Loading Services Agreement”) under which the

Partnership, through Delaware City Logistics Company LLC, provides terminaling services to PBF Holding. The Delaware City Pipeline Services Agreement and Delaware City Truck Loading Services Agreement (collectively, the “Delaware City Pipeline and Terminaling Agreements”) can be extended by PBF Holding for two additional five-year periods. Under the Delaware City Pipeline and Terminaling Agreements, PBFX provides PBF Holding with pipeline and terminaling services in return for throughput fees.
The minimum throughput commitment for the Delaware City Products Pipeline is 50,000 bpd for a fee equal to $0.5266 per barrel of product throughputted up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $0.5266 per barrel. The minimum throughput commitment for the Delaware City Truck Rack is 30,000 bpd for refined clean products with a fee equal to $0.462 per barrel and 5,000 bpd for LPGs with a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and for volumes in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the applicable fee.
PBFX is required to maintain the assets in a condition and with a capacity sufficient to handle a volume of PBF Holding’s products at least equal to their current operating capacity as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Delaware City Pipeline and Terminaling Agreements.
Operational Agreements
PBF Holding and certain related affiliates entered into operational agreements with PBFX for the use of centralized corporate services. In accordance with such agreements, PBF Holding receives fees from PBFX for use of these services. Below is a summary of the agreements and corresponding fees that PBFX pays PBF Holding.
Third Amended and Restated Omnibus Agreement
PBF Holding entered into an omnibus agreement (as amended from time to time the "Omnibus Agreement") with PBFX, PBF GP, and PBF LLC for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions. Pursuant to the Omnibus Agreement, the annual administrative fee was increased to $2,350 per year effective as of the closing of the Delaware City Products Pipeline and Truck Rack acquisition.

Third Amended and Restated Operation and Management Services and Secondment Agreement
PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement (as amended from time to time the “Services Agreement”) with PBFX, pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations. The operation and management services and secondment agreement was amended, effective as of the closing of the Delaware City Products Pipeline and Truck Rack acquisition.
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
On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the unused portion of the Rail Facility. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty. On the first anniversary of the closing of the amendment, the advance rate adjusts automatically to 65.0%.
Crude Oil Acquisition Agreement Termination

Effective July 31, 2014, PBF Holding terminated the Amended and Restated Crude Oil Acquisition Agreement, dated as of March 1, 2012 as amended (the "Toledo Crude Oil Acquisition Agreement") with Morgan Stanley Capital Group, Inc. ("MSCG"). Under the terms of the Toledo Crude Oil Acquisition Agreement, we previously acquired substantially all of our crude oil for our subsidiary's Toledo refinery from MSCG through delivery at various interstate pipeline locations. No early termination penalties were incurred by us as a result of the termination. We began sourcing our own crude oil needs for Toledo upon termination.

Results of Operations
The following tables reflect our financial and operating highlights for the three and six months ended June 30, 2015 and 2014 (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$3,550,664	$5,301,709	$6,545,800	$10,048,152
Cost of sales, excluding depreciation	3,026,975	4,943,238	5,556,015	9,090,922
	523,689	358,471	989,785	957,230
Operating expenses, excluding depreciation	192,150	209,781	425,527	478,680
General and administrative expenses	35,783	32,095	68,313	68,719
(Gain) loss on sale of assets	(632)	6	(991)	(180)
Depreciation and amortization expense	47,015	34,516	93,274	67,731
Income from operations	249,373	82,073	403,662	342,280
Change in fair value of catalyst leases	1,949	(2,338)	3,988	(4,339)
Interest expense, net	(22,955)	(26,217)	(44,027)	(51,673)
Net income	$228,367	$53,518	$363,623	$286,268

Gross refining margin (1)	$523,689	$358,471	$989,785	$957,230
Gross margin	$287,028	$117,516	$476,531	$417,641

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Key Operating Information
Production (bpd in thousands)	492.6	470.5	472.5	448.3
Crude oil and feedstocks throughput (bpd in thousands)	491.1	470.4	479.5	450.8
Total crude oil and feedstocks throughput (millions of barrels)	44.7	42.8	86.8	81.6
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.35	$8.38	$9.93	$11.73
Refinery operating expenses, excluding depreciation, per barrel of throughput	$4.30	$4.90	$4.90	$5.87

Crude and feedstocks (% of total throughput) (2):
Heavy crude	13%	15%	14%	14%
Medium crude	48%	43%	47%	44%
Light crude	28%	33%	28%	34%
Other feedstocks and blends	11%	9%	11%	8%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	45%	45%	47%	47%
Distillates and distillate blendstocks	36%	36%	36%	37%
Lubes	1%	2%	1%	2%
Chemicals	3%	3%	3%	3%
Other	15%	14%	13%	11%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars per barrel, except as noted)
Dated Brent Crude	$62.01	$109.67	$58.21	$108.93
West Texas Intermediate (WTI) crude oil	$57.85	$103.05	$53.25	$100.90
Crack Spreads
Dated Brent (NYH) 2-1-1	$19.83	$13.70	$17.83	$12.60
WTI (Chicago) 4-3-1	$20.57	$18.78	$18.05	$17.80
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.16	$6.62	$4.97	$8.02
Dated Brent less Maya (heavy, sour)	$6.70	$13.89	$8.39	$16.34
Dated Brent less WTS (sour)	$3.44	$13.77	$5.09	$14.40
Dated Brent less ASCI (sour)	$2.66	$9.55	$4.10	$8.65
WTI less WCS (heavy, sour)	$8.29	$20.39	$10.12	$21.04
WTI less Bakken (light, sweet)	$2.14	$4.67	$3.61	$4.23
WTI less Syncrude (light, sweet)	$(4.02)	$0.72	$(2.27)	$0.89
Natural gas (dollars per MMBTU)	$2.74	$4.58	$2.77	$4.65
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Overview— Net income was $228.4 million for the three months ended June 30, 2015 compared to net income of $53.5 million for the three months ended June 30, 2014.

Our results for the three months ended June 30, 2015 were positively impacted by a non-cash special item consisting of a non-cash inventory lower of cost or market ("LCM") adjustment of approximately $106.0 million on a net basis, which includes the reversal of the LCM charge recorded in the first quarter of 2015. The LCM adjustment is a result of the changing crude oil and refined product prices from the first quarter of 2015 to the end of the second quarter of 2015. During this period the prices have remained below historical costs. Excluding the impact of the net change in LCM reserve of $106.0 million, our results were positively impacted by higher crack spreads in the East Coast and Mid-Continent partially offset by unfavorable movements in crude oil differentials and the impact of the unplanned downtime at our Toledo refinery in June 2015 which reduced throughput and increased operating expenses.

Revenues— Revenues totaled $3.6 billion for the three months ended June 30, 2015 compared to $5.3 billion for the three months ended June 30, 2014, a decrease of approximately $1.8 billion, or 33.0%. For the three months ended June 30, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 349,000 bpd and 142,100 bpd, respectively. For the three months ended June 30, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 323,800 bpd and 146,600 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 is primarily due to unplanned down time at our Paulsboro refinery in January 2014 and a planned turnaround in March 2014. The decline in throughput rates at our Mid-Continent refinery in 2015 compared to 2014 was primarily attributable to unplanned down time at our Toledo refinery in the second quarter of 2015. For the three months ended June 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 372,300 bpd and 151,000 bpd, respectively. For the three months ended June 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 348,800 bpd and 155,200 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $523.7 million, or $11.72 per barrel of throughput ($417.7 million or $9.35 per barrel of throughput excluding the impact of special items), for the three months ended June 30, 2015 compared to $358.5 million, or $8.38 per barrel of throughput during the three months ended June 30, 2014, an increase of $165.2 million. Gross margin, including refinery operating expenses and depreciation, totaled $287.0 million, or $6.42 per barrel of throughput, for the three months ended June 30, 2015 compared to $117.5 million, or $2.75 per barrel of throughput, for the three months ended June 30, 2014, an increase of $169.5 million. Excluding the impact of special items, gross margin and gross refining margin increased due to improved crack spreads in the East Coast and the Mid-Continent partially offset by unfavorable movements in crude differentials in both the East Coast and the Mid-Continent and lower throughput rates at our Toledo refinery. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $106.0 million on a net basis resulting from the change in crude oil and refined product prices from the end of the first quarter of 2015 to the end of the second quarter of 2015, which remained below historical costs.

Average industry refining margins in the Mid-Continent were weaker during the three months ended June 30, 2015 as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $20.57 per barrel or 9.5% lower in the three months ended June 30, 2015 as compared to $18.78 per barrel in the same period in 2014. However, our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Syncrude differential, which averaged a premium of $4.02 per barrel in the second quarter of 2015 as compared to a discount of $0.72 per barrel in the second quarter of 2014.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $19.83 per barrel, or 44.7%, higher in the three months ended June 30, 2015 as compared to $13.70 per barrel in the same period in 2014. The the WTI/Dated Brent differential and Dated Brent/Maya differential were $2.46 and $7.19 lower, respectively, in the three months ended June 30, 2015 as compared to the same period in 2014. In addition, the WTI/Bakken differential was approximately $2.53 per barrel less favorable in the three months ended June 30, 2015 as compared to the same period in 2014.

Operating Expenses— Operating expenses totaled $192.2 million, or $4.30 per barrel of throughput, for the three months ended June 30, 2015 compared to $209.8 million, or $4.90 per barrel of throughput, for the three months ended June 30, 2014, a decrease of $17.6 million, or 8.4%. The decrease in operating expenses is mainly attributable to lower maintenance, energy and utility expenses of $17.9 million primarily related to lower natural gas and electricity prices and reduced compensation and other overhead costs of $2.8 million. The decrease was partially offset by an increase of $4.8 million in maintenance and repair expenses directly attributable to the unplanned downtime at our Toledo refinery. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $35.8 million for the three months ended June 30, 2015 compared to $32.1 million for the three months ended June 30, 2014, an increase of $3.7 million or 11.5%. The increase in general and administrative expenses primarily relates to higher employee compensation costs and other administrative and support costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets - Gain on sale of assets for the three months ended June 30, 2015, was $0.6 million related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $47.0 million for the three months ended June 30, 2015 compared to $34.5 million for the three months ended June 30, 2014, an increase of $12.5 million. The increase was primarily a result of capital projects related to turnarounds completed in 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery in 2014 and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $1.9 million for the three months ended June 30, 2015 compared to a loss of $2.3 million for the three months ended June 30, 2014. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $23.0 million for the three months ended June 30, 2015 compared to $26.2 million for the three months ended June 30, 2014, a decrease of $3.2 million. This decrease is mainly attributable to lower interest costs associated with the termination of our crude and feedstock supply agreement with MSCG, effective July 31, 2014. Interest expense includes interest on long-term debt costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Overview— Net income was $363.6 million for the six months ended June 30, 2015 compared to net income of $286.3 million for the six months ended June 30, 2014.

Our results for the six months ended June 30, 2015 were positively impacted by a non-cash special item consisting of a non-cash inventory LCM adjustment of approximately $127.2 million on a net basis, which includes the reversal of the LCM charge recorded in the fourth quarter of 2014. The LCM adjustment is a result of the changing crude oil and refined product prices from the year ended 2014 to the end of the second quarter of 2015. During this period the prices have remained below historical costs. Excluding the impact of the net change in LCM reserve of $127.2 million, our results were negatively impacted by unfavorable movements in certain crude oil differentials and the impact of the unplanned downtime at our Toledo refinery in June 2015 which reduced throughput and increased operating expenses, partially offset by higher crack spreads on the East Coast and Mid-Continent.

Revenues— Revenues totaled $6.5 billion for the six months ended June 30, 2015 compared to $10.0 billion for the six months ended June 30, 2014, a decrease of approximately $3.5 billion, or 34.9%. For the six months ended June 30, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 337,400 bpd and 142,080 bpd, respectively. For the six months ended June 30, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 308,400 bpd and 142,400 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 is primarily due to unplanned down time at our Paulsboro refinery in January 2014 and a planned turnaround in March 2014. The slight decline in throughput rates at our Mid-Continent refinery is due to unplanned down time at our Toledo refinery in the second quarter of 2015. For the six months ended June 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 367,500 bpd and 154,500 bpd, respectively. For the six months ended June 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 329,500 bpd and 151,800 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $989.8 million, or $11.40 per barrel of throughput ($862.6 million or $9.93 per barrel of throughput excluding the impact of special items), for the six months ended June 30, 2015 compared to $957.2 million, or $11.73 per barrel of throughput during the six months ended June 30, 2014, an increase of $32.6 million. Gross margin, including refinery operating expenses and depreciation, totaled $476.5 million, or $5.49 per barrel of throughput, for the six months ended June 30, 2015 compared to $417.6 million, or $5.11 per barrel of throughput, for the six months ended June 30, 2014, an increase of $58.9 million. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in crude differentials and lower throughput rates at our Toledo refinery partially offset by improved crack spreads in the East Coast and the Mid-Continent. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $127.2 million on a net basis resulting from the change in crude oil and refined product prices from the year ended 2014 to the end of the second quarter of 2015, which remained below historical costs.

Average industry refining margins in the Mid-Continent were weaker during the six months ended June 30, 2015 as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $18.05 per barrel or 1.4% higher in the six months ended June 30, 2015 as compared to $17.80 per barrel in the same period in 2014. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Syncrude differential, which averaged a premium of $2.27 per barrel during the six months ended June 30, 2015 as compared to a discount of $0.89 per barrel in the same period of 2014.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $17.83 per barrel, or 41.5%, higher in the six months ended June 30, 2015 as compared to $12.60 per barrel in the same period in 2014. The WTI/Dated Brent differential and Dated Brent/Maya differential were $3.05 and $7.95 lower, respectively, in the six months ended June 30, 2015 as compared to the same period in 2014. In addition, the WTI/Bakken differential was approximately $0.62 per barrel less favorable in the six months ended June 30, 2015 as compared to the same period in 2014.

Operating Expenses— Operating expenses totaled $425.5 million, or $4.90 per barrel of throughput, for the six months ended June 30, 2015 compared to $478.7 million, or $5.87 per barrel of throughput, for the six months ended June 30, 2014, a decrease of $53.2 million, or 11.1%. The decrease in operating expenses is mainly attributable to lower maintenance, energy and utility expenses of $51.8 million primarily atributable to lower natural gas and electricity prices and reduced other overhead costs of $3.9 million. The decrease was partially offset by an increase of $4.8 million in maintenance and repair expenses directly attributable to the unplanned downtime at our Toledo refinery and $3.7 million in chemical and catalyst related expenses. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $68.3 million for the six months ended June 30, 2015 compared to $68.7 million for the six months ended June 30, 2014, a decrease of approximately $0.4 million or 0.6%. The decrease in general and administrative expenses primarily relates to lower employee compensation expense partially offset by higher other administrative and support costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets - Gain on sale of assets for the six months ended June 30, 2015, was $1.0 million as compared to $0.2 million for the six months ended June 30, 2014 related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $93.3 million for the six months ended June 30, 2015 compared to $67.7 million for the six months ended June 30, 2014, an increase of $25.6 million. The increase was primarily a result of capital projects related to turnarounds completed in 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery in 2014 and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $4.0 million for the six months ended June 30, 2015 compared to a loss of $4.3 million for the six months ended

June 30, 2014. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $44.0 million for the six months ended June 30, 2015 compared to $51.7 million for the six months ended June 30, 2014, a decrease of approximately $7.7 million. This decrease is mainly attributable to lower interest costs associated with the termination of our crude and feedstock supply agreement with MSCG, effective July 31, 2014. Interest expense includes interest on long-term debt costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

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

Gross Refining Margin
Gross refining margin is defined as gross margin excluding refinery operating expenses and depreciation related to the refineries. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a better metric comparison for the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

	Three Months Ended June 30,
	2015		2014
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$287,028	$6.42	$117,516	$2.75
Add: Refinery operating expenses	192,150	4.30	209,781	4.90
Add: Refinery depreciation expense	44,511	1.00	31,174	0.73
Gross refining margin	$523,689	$11.72	$358,471	$8.38
Special items:
Less: Non-Cash LCM inventory adjustment (1)	(105,958)	(2.37)	—	—
Gross refining margin excluding special items	$417,731	$9.35	$358,471	$8.38

——————————
(1) During the second quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $106.0 million reflecting the change in the lower of cost or market inventory reserve from $668.9 million at March 31, 2015 to $562.9 million at June 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

	Six Months Ended June 30,
	2015		2014
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$476,531	$5.49	$417,641	$5.11
Add: Refinery operating expenses	425,527	4.90	478,680	5.87
Add: Refinery depreciation expense	87,727	1.01	60,909	0.75
Gross refining margin	$989,785	$11.40	$957,230	$11.73
Special items:
Less: Non-Cash LCM inventory adjustment (1)	(127,166)	(1.47)	—	—
Gross refining margin excluding special items	$862,619	$9.93	$957,230	$11.73

——————————
(1) During the six months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $127.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $562.9 million at June 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

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

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products and the write down of inventory to the LCM. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following table reconciles net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

Reconciliation of net income to EBITDA:
Net income	$228,367	$53,518	$363,623	$286,268
Add: Depreciation and amortization expense	47,015	34,516	93,274	67,731
Add: Interest expense, net	22,955	26,217	44,027	51,673
EBITDA	$298,337	$114,251	$500,924	$405,672
Special Items:
Less: Non-cash LCM inventory adjustment (1)	(105,958)	—	(127,166)	—
EBITDA excluding special items	$192,379	$114,251	$373,758	$405,672

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$298,337	$114,251	$500,924	$405,672
Add: Stock based compensation	1,756	1,308	3,781	2,728
Add: Non-cash change in fair value of catalyst lease obligations	(1,949)	2,338	(3,988)	4,339
Less: Non-cash LCM inventory adjustment (1)	(105,958)	—	(127,166)	—
Adjusted EBITDA	$192,186	$117,897	$373,551	$412,739

(1) During the second quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $106.0 million reflecting the change in the lower of cost or market inventory reserve from $668.9 million at March 31, 2015 to $562.9 million at June 30, 2015. During the six months ended June 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of 127.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $562.9 million at June 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries' capital expenditure, working capital, distribution payments and debt service requirements for the next twelve months, and to fund the planned Chalmette Acquisition. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $295.3 million for the six months ended June 30, 2015 compared to net cash provided by operating activities of $212.4 million for the six months ended June 30, 2014. Our operating cash flows for the six months ended June 30, 2015 included our net income of $363.6 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $89.2 million, depreciation and amortization of $97.4 million, pension and other post retirement benefits costs of $12.9 million and equity-based compensation of $3.8 million, partially offset by net non-cash benefit of $127.2 million relating to a LCM adjustment, changes in the fair value of our catalyst lease of $4.0 million and gain on sale of assets of $1.0 million. In addition, net changes in working capital reflected uses of cash of $139.4 million driven by the timing of inventory purchases, payments for accrued expenses and collections of accounts receivables. Our operating cash flows for the six months ended June 30, 2014 included our net income of $286.3 million, plus net non-cash charges relating to depreciation and amortization of $71.2 million, pension and other post retirement benefits costs of $10.5 million, changes in the fair value of our catalyst lease obligations of $4.3 million and stock-based compensation of $2.7 million, partially offset by the change in the fair value of our inventory repurchase obligations of $8.0 million and a gain on sale of asset of $0.2 million. In addition, net changes in working capital reflected uses of cash of $154.4 million driven by the timing of inventory purchases and collections of accounts receivables.

Cash Flows from Investing Activities
Net cash used in investing activities was $114.3 million for the six months ended June 30, 2015 compared to net cash used in investing activities of $132.5 million for the six months ended June 30, 2014. The net cash flows used in investing activities for the six months ended June 30, 2015 was comprised of capital expenditures totaling $224.0 million, expenditures for refinery turnarounds of $22.9 million and expenditures for other assets of $5.4 million, partially offset by $138.1 million in proceeds from the sale of railcars. Net cash used in investing activities for the six months ended June 30, 2014 was comprised of capital expenditures totaling $122.6 million, expenditures for turnarounds of $39.4 million and expenditures for other assets of $8.2 million, partially offset by $37.8 million in proceeds from the sale of railcars.

Cash Flows from Financing Activities
Net cash provided by financing activities was $36.1 million for the six months ended June 30, 2015 compared to net cash provided by financing activities of $156.5 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, net cash provided by activities consisted primarily of $30.0 million of proceeds from intercompany notes payable and $6.1 million of net proceeds from the Rail Facility. For the six months ended June 30, 2014, net cash provided by financing activities consisted primarily of $328.7 million of members' capital contributions, $56.0 million of proceeds from intercompany notes payable, and $8.2 million of net proceeds from the Rail Facility. This was partially offset by distributions to PBF LLC of $218.8 million, net revolver repayments of $15.0 million and $2.6 million of deferred financing and other costs.

Liquidity
As of June 30, 2015, our total liquidity was approximately $987.4 million, compared to total liquidity of approximately $960.5 million as of December 31, 2014. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Third Amended and Restated Revolving Credit Agreement ("Revolving Loan").

In addition, PBF Energy has borrowing capacity of $106.6 million and $212.7 million under the Rail Facility to fund the acquisition of Eligible Railcars as of June 30, 2015 and December 31, 2014, respectively.
Working Capital
Working capital for PBF Holding at June 30, 2015 was $684.3 million, consisting of $2,312.3 million in total current assets and $1,628.1 million in total current liabilities. Working capital at December 31, 2014 was $429.3 million, consisting of $1,907.3 million in total current assets and $1,478.0 million in total current liabilities.

Capital Spending
Net capital spending was $114.3 million for the six months ended June 30, 2015, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately $175.0 to $200.0 million in net capital expenditures during 2015, excluding any potential capital expenditures related to the pending Chalmette Acquisition, for facility improvements and refinery maintenance and turnarounds.

As noted in "Business Developments", we entered into a Sale and Purchase Agreement to purchase the ownership interests of Chalmette Refining. The aggregate purchase price for the Chalmette Acquisition is $322.0 million in cash, plus inventory and working capital to be determined at closing. The purchase price is also subject to other customary purchase price adjustments. The Chalmette Acquisition is expected to close prior to year-end 2015, subject to satisfaction of customary closing conditions. We expect to finance the transaction through a combination of cash on hand and borrowings under our existing credit facility, as well as potentially utilizing inventory intermediation arrangements with third parties.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2015, other than outstanding letters of credit in the amount of approximately $373.7 million.

In March 2015, we sold 515 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars. The lease agreements for the railcars have varying terms from five to seven years. We received a cash payment for the railcars of approximately $77.6 million and expect to make payments totaling $44.9 million over the term of the lease for these railcars.

In June 2015, we sold 404 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements for the railcars have varying terms of five to six years. We received aggregate cash payments for the railcars of approximately $60.5 million and expect to make payments totaling $36.0 million over the term of the lease for these railcars.

During the six months ended June 30, 2015, we entered into additional railcar leases with terms of up to 7 years. We expect to make lease payments of $39.0 million over the remaining term of these additional agreements.

Distribution Policy
On July 30, 2015, the Board of Directors of PBF Energy declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 25, 2015 to Class A common stockholders of record at the close of business on August 10, 2015. PBF Holding intends, if necessary, to make a distribution of $27.3 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

As of June 30, 2015, we had $987.4 million of unused borrowing availability, which includes our cash and cash equivalents of $435.6 million, under the Revolving Loan to fund our operations, if necessary. Accordingly, as of June 30, 2015, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.

Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of June 30, 2015, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy's intended distribution policy.

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
At June 30, 2015 and December 31, 2014, we had gross open commodity derivative contracts representing 41.6 million barrels and 49.3 million barrels, respectively, with an unrealized net gain (loss) of $15.8 million and $31.2 million, respectively. The open commodity derivative contracts as of June 30, 2015 expire at various times during 2015 and 2016.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 18.5 million barrels and 18.6 million barrels at June 30, 2015 and December 31, 2014, respectively. The average cost of our hydrocarbon inventories was approximately $99.08 and $94.29 per barrel on a LIFO basis at June 30, 2015 and December 31, 2014, respectively, excluding the impact of LCM adjustments of approximately $562.9 million and $690.1 million, respectively. If market prices decline to a level below the average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2015. Based on that evaluation, PBF Holding's principal executive officer and the principal financial officer have concluded that PBF Holding's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in our internal control over financial reporting that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants have appealed to the Delaware Supreme Court and briefing on the case is scheduled to continue into the third quarter of 2015. If the Appellants in one or both of these matters ultimately prevail, the outcome may have a material adverse effect on the Company's financial condition, results of operations or cash flows.
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

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

Risks Relating to Our Business and Industry

Our announced Chalmette Acquisition may not close when we expect, or at all, and may pose unforeseen risks and/or not have the benefits we expect.

On June 17, 2015, we entered into an agreement to purchase the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets. The aggregate purchase price for the Chalmette Acquisition is $322.0 million in cash, plus inventory and working capital to be determined at closing. The purchase price is also subject to other customary purchase price adjustments. The Chalmette Acquisition is expected to close prior to year-end 2015, subject to satisfaction of customary closing conditions. There can be no assurance that we will complete the Chalmette Acquisition under the terms set forth in the purchase agreement, or at all. We expect to finance the transaction through a combination of cash on hand and borrowings under our revolving credit facility, as well as potentially utilizing inventory intermediation arrangements with third parties. The Chalmette refinery acquisition is subject to numerous risks and uncertainties, including (i) the possibility that the announced acquisition will be delayed or will not close due to the failure of either party to satisfy the closing conditions, or for other reasons, (ii) the risk that the Chalmette refinery will not be integrated into our company successfully or that expected benefits will not be realized and (iii) unforeseen liabilities associated with the Chalmette Acquisition. In addition, we currently have no operations in the Gulf Coast and this may add complexity to effectively overseeing, integrating and operating this refinery and related assets.

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

2.1**
Sale and Purchase Agreement by and between PBF Holding Company LLC, ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. as of June 17, 2015. (Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 17, 2015 (File No. 001-35764))

4.1
Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.1
First Amendment to Loan Agreement dated as of April 29, 2015, by and among PBF Rail Logistics Company LLC + Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 29, 2015 (File No. 001-35764))

10.2
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 5, 2015 (File No. 001-35764))

10.3
Third Amended and Restated Omnibus Agreement dated as of May 15, 2015 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.4
Third Amended and Restated Operation and Management Services and Secondment Agreement dated as of May 15, 2015 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.5
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.6
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.7 † *	Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC.

10.8 † *	Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC.

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.
‡	Indicates management compensatory plan or arrangement.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date	August 13, 2015	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	August 13, 2015	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1**
Sale and Purchase Agreement by and between PBF Holding Company LLC, ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. as of June 17, 2015. (Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 17, 2015 (File No. 001-35764))

4.1
Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.1
First Amendment to Loan Agreement dated as of April 29, 2015, by and among PBF Rail Logistics Company LLC + Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 29, 2015 (File No. 001-35764))

10.2
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 5, 2015 (File No. 001-35764))

10.3
Third Amended and Restated Omnibus Agreement dated as of May 15, 2015 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.4
Third Amended and Restated Operation and Management Services and Secondment Agreement dated as of May 15, 2015 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.5
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.6
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.7 † *	Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC.

10.8 † *	Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC.

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.
‡	Indicates management compensatory plan or arrangement.
†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.