Form 10-Q
period 2015-09-30
PBF Holding Co LLC; PBF Finance Corp
filed 2015-11-12
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
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
PBF Holding Company LLC has no common stock outstanding. As of November 10, 2015 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

This Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation ("PBF Finance"). PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC") and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Holding is an indirect subsidiary of PBF Energy Inc. ("PBF Energy"), which is the sole managing member of, and owner of an equity interest representing approximately 94.4% of the outstanding economic interest in, PBF LLC as of September 30, 2015. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under "Item 1A. Risk Factors", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2014 of PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2014 Annual Report on Form 10-K, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•termination of our Inventory Intermediation Agreements with J. Aron could have a material adverse effect on our liquidity, as we would be required to finance our intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain intermediates and finished products located at the Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;
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
•our ability to consummate the pending acquisition of the ownership interests of the Torrance refinery and related logistics assets (collectively, the "Torrance Acquisition"), the timing for the closing of such acquisition and our plans for financing such acquisition;
•our ability to complete the successful integration of the completed acquisition of Chalmette Refining, L.L.C and related logistic assets (collectively, the "Chalmette Acquisition") and the pending Torrance Acquisition into our business and to realize the benefits from such acquisitions;
•unforeseen liabilities associated with the Chalmette Acquisition and/or Torrance Acquisition; and
•any decisions we make with respect to our energy-related logistical assets that may be contributed to PBF Logistics LP.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$369,421	$218,403
Accounts receivable	395,624	551,269
Accounts receivable - affiliate	3,299	3,223
Inventories	1,101,182	1,102,261
Prepaid expense and other current assets	55,152	32,157
Total current assets	1,924,678	1,907,313

Property, plant and equipment, net	1,814,507	1,806,060
Deferred charges and other assets, net	301,931	330,517
Total assets	$4,041,116	$4,043,890

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$212,434	$335,182
Accounts payable - affiliate	24,272	11,630
Accrued expenses	1,049,237	1,129,970
Deferred revenue	4,174	1,227
Total current liabilities	1,290,117	1,478,009

Delaware Economic Development Authority loan	8,000	8,000
Long-term debt	764,422	742,349
Intercompany notes payable	152,037	122,264
Other long-term liabilities	63,081	62,752
Total liabilities	2,277,657	2,413,374

Commitments and contingencies (Note 8)

Equity:
Member's equity	1,131,992	1,144,100
Retained earnings	657,028	513,292
Accumulated other comprehensive loss	(25,561)	(26,876)
Total equity	1,763,459	1,630,516
Total liabilities and equity	$4,041,116	$4,043,890

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$3,217,640	$5,260,003	$9,763,440	$15,308,155

Costs and expenses:
Cost of sales, excluding depreciation	2,858,409	4,685,652	8,414,423	13,776,574
Operating expenses, excluding depreciation	200,014	200,858	625,542	679,538
General and administrative expenses	47,802	34,786	116,115	103,505
(Gain) loss on sale of assets	(142)	18	(1,133)	(162)
Depreciation and amortization expense	46,484	67,686	139,757	135,417
	3,152,567	4,989,000	9,294,704	14,694,872

Income from operations	65,073	271,003	468,736	613,283

Other income (expenses)
Change in fair value of catalyst leases	4,994	5,543	8,982	1,204
Interest expense, net	(21,888)	(24,031)	(65,915)	(75,704)
Net income	$48,179	$252,515	$411,803	$538,783

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$48,179	$252,515	$411,803	$538,783
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	119	(160)	115	(75)
Net gain on pension and other postretirement benefits	400	242	1,200	691
Total other comprehensive income	519	82	1,315	616
Comprehensive income	$48,698	$252,597	$413,118	$539,399

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$411,803	$538,783
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	145,975	140,863
Stock-based compensation	6,329	4,725
Change in fair value of catalyst lease obligations	(8,982)	(1,204)
Change in non-cash lower of cost or market adjustment	81,147	—
Non-cash change in inventory repurchase obligations	53,370	(31,602)
Pension and other post retirement benefit costs	19,340	16,462
Gain on disposition of property, plant and equipment	(1,133)	(162)

Changes in current assets and current liabilities:
Accounts receivable	155,645	(101,752)
Due to/from affiliates	12,566	3,998
Inventories	(110,830)	(378,538)
Prepaid expense and other current assets	(22,995)	25,612
Accounts payable	(122,748)	(76,008)
Accrued expenses	(342,781)	268,649
Deferred revenue	2,947	(6,017)
Other assets and liabilities	(21,884)	(15,740)
Net cash provided by operations	257,769	388,069

Cash flows from investing activities:
Expenditures for property, plant and equipment	(287,931)	(253,454)
Expenditures for deferred turnaround costs	(39,725)	(58,423)
Expenditures for other assets	(7,275)	(13,446)
Proceeds from sale of assets	168,270	74,343
Net cash used in investing activities	(166,661)	(250,980)

Cash flows from financing activities:
Proceeds from members' capital contributions	—	328,664
Proceeds from intercompany notes payable	29,773	90,761
Proceeds from Rail Facility revolver borrowings	102,075	35,925
Repayments of Rail Facility revolver borrowings	(71,938)	—
Distributions to members	—	(283,680)
Proceeds from revolver borrowings	—	395,000
Repayments of revolver borrowings	—	(410,000)
Deferred financing costs and other	—	(10,382)
Net cash provided by financing activities	59,910	146,288

Net increase in cash and cash equivalents	151,018	283,377
Cash and equivalents, beginning of period	218,403	76,970
Cash and equivalents, end of period	$369,421	$360,347

Supplemental cash flow disclosures
Non-cash activities:
Accrued distributions	$268,066	$—
Distribution of assets to PBF Energy Company LLC	15,975	70,185
Accrued construction in progress and unpaid fixed assets	4,670	65,193
Conversion of Delaware Economic Development Authority loan to grant	—	4,000

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC ("PBF Holding"), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC"). PBF Energy Inc. ("PBF Energy") is the sole managing member of, and owner of an equity interest representing approximately 94.4% of the outstanding economic interest in, PBF LLC as of September 30, 2015. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC ("Delaware City Refining" or "DCR"), PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF Holding’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the "Company".

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

On September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Terminaling Company II LLC ("DCT II"), which assets consisted solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"). PBF LLC then contributed to PBFX all of the equity interests of DCT II. On December 11, 2014, PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC ("Toledo Terminaling"), whose assets consist of a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"). PBF LLC then contributed to PBFX all of the issued and outstanding limited liability company interests of Toledo Terminaling. On May 14, 2015, PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC ("DPC") and Delaware City Logistics Company LLC ("DCLC"), whose assets consist of a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the "Delaware City Products Pipeline and Truck Rack"). PBF LLC then contributed to PBFX all of the issued and outstanding limited liability company interests of the Delaware City Products Pipeline and Truck Rack. Refer to Note 7 "Related Party Transactions" of our Notes to Condensed Consolidated Financial Statements for further information on agreements entered into with PBFX.

Substantially all of the Company’s operations are in the United States. The Company’s three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. The guidance in ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company continues to evaluate the impact of this new standard on its consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii)that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under ASU 2015-16, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2017 with prospective application with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
2. INVENTORIES
Inventories consisted of the following:

September 30, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$954,744	$21,288	$976,032
Refined products and blendstocks	545,279	310,238	855,517
Warehouse stock and other	40,890	—	40,890
	$1,540,913	$331,526	$1,872,439
Lower of cost or market reserve	(662,638)	(108,619)	(771,257)
Total inventories	$878,275	$222,907	$1,101,182

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
Due to the lower crude oil and refined product pricing environment at the end of 2014 and into the third quarter of 2015, the Company recorded adjustments to value its inventories to the lower of cost or market. During the three months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased both operating income and net income by $208,313 reflecting the net change in the lower of cost or market inventory reserve from $562,944 at June 30, 2015 to $771,257 at September 30, 2015. During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased both operating income and net income by $81,147 reflecting the net change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $771,257 at September 30, 2015.

3. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	September 30, 2015	December 31, 2014
Deferred turnaround costs, net	$183,618	$204,987
Catalyst, net	71,516	77,322
Deferred financing costs, net	25,006	30,128
Linefill	10,230	10,230
Restricted cash	1,500	1,521
Intangible assets, net	231	357
Other	9,830	5,972
Total deferred charges and other assets, net	$301,931	$330,517

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
Inventory-related accruals	$407,678	$588,297
Accrued distributions	268,066	—
Inventory supply and intermediation arrangements	212,930	253,549
Accrued transportation costs	49,548	59,959
Accrued salaries and benefits	37,766	55,993
Excise and sales tax payable	20,430	40,444
Accrued utilities	9,633	22,337
Customer deposits	8,910	24,659
Accrued interest	6,601	22,946
Accrued construction in progress	4,634	31,452
Other	23,041	30,334
Total accrued expenses	$1,049,237	$1,129,970

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. ("J. Aron"). A liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
The Company has the obligation to purchase and sell feedstocks under a supply agreement with Statoil Marketing and Trading (US) Inc. ("Statoil") for its Delaware City refinery (the “Crude Supply Agreement”).  Statoil purchases the refinery's production of certain feedstocks or purchases feedstocks from third parties on the refinery's behalf. Legal title to the feedstocks is held by Statoil and the feedstocks are held in the refinery's storage tanks until they are needed for further use in the refining process. At that time, the products are drawn out of the storage tanks and purchased by the refinery. These purchases and sales are settled monthly at the daily market prices related to those products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the refinery to Statoil. Inventory remains at cost and the net cash receipts result in a liability.

The Company is subject to obligations to purchase Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuels Standard. The Company's overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency ("EPA"). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expense and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.

Accrued distributions represent unpaid distributions to PBF LLC related to tax distributions and non-tax distributions made by PBF LLC to its members.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

5. INCOME TAXES
PBF Holding is a limited liability company treated as a "flow-through" entity for income tax purposes. Accordingly, there is no benefit or provision for federal or state income tax in the PBF Holding financial statements.

6. INTERCOMPANY NOTES PAYABLE
As of September 30, 2015, PBF Holding had outstanding notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $152,037 ($122,264 as of December 31, 2014). The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium.

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
Delaware City Rail Terminaling Services Agreement
PBF Holding entered into a rail terminaling services agreement with PBFX to obtain terminaling services at the DCR Rail Terminal (the “DCR Terminaling Agreement”). Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 85,000 barrels per day (“bpd”) for each quarter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.03 per barrel, which will decrease to $0.50 per barrel to the extent volumes exceed the minimum throughput commitment. PBF Holding also pays PBFX for providing related ancillary services at the terminal that are specified in the agreement. For the three and nine months ended September 30, 2015, PBF Holding paid PBFX fees of $15,890 and $47,153 respectively, related to the DCR Terminaling Agreement. For the three and nine months ended September 30, 2014, PBF Holding paid PBFX fees of $13,800 and $21,000, respectively, related to the DCR Terminaling Agreement.
Toledo Truck Unloading & Terminaling Agreement
PBF Holding entered into a truck unloading and terminaling services agreement with PBFX to obtain terminaling services at the Toledo Truck Terminal (as amended the “Toledo Terminaling Agreement”). Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 5,500 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.016 per barrel. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. For the three and nine months ended September 30, 2015, PBF Holding paid PBFX fees of $1,766 and $3,608, respectively, related to the Toledo Terminaling Agreement. For the three and nine months ended September 30, 2014, PBF Holding paid PBFX fees of $944 and $1,526, respectively, related to the Toledo Terminaling Agreement.
Delaware City West Ladder Rack Terminaling Services Agreement
PBF Holding entered into a rail terminaling services agreement with PBFX to obtain terminaling services at the DCR West Rack (the “West Ladder Rack Terminaling Agreement”). Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 40,000 bpd for a terminaling service fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment, and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the West Ladder Rack Terminaling Agreement. For the three and nine months ended September 30, 2015, PBF Holding paid PBFX fees of $8,096 and $24,024, respectively, related to the West Ladder Rack Terminaling Agreement. For the three and nine months ended September 30, 2014, PBF Holding paid PBFX no fees related to the West Ladder Rack Terminaling Agreement.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Toledo Storage Facility Storage and Terminaling Services Agreement
PBF Holding entered into a storage and terminaling services agreement with PBFX (the “Toledo Storage Facility Storage and Terminaling Agreement”). Under the Toledo Storage Facility Storage and Terminaling Agreement, PBFX provides PBF Holding with storage and throughput services in return for storage and throughput fees. The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the propane rack and the overall capacity of the Toledo Storage Facility. PBF Holding pays a fee of $0.50 per barrel of shell capacity dedicated to PBF Holding under the Toledo Storage Facility Storage and Terminaling Agreement. The minimum throughput commitment for the propane storage and loading facility is 4,400 bpd for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $2.52 per barrel. For the three and nine months ended September 30, 2015, PBF Holding paid PBFX fees of $6,355 and $19,113, respectively, related to the Toledo Storage Facility Storage and Terminaling Agreement. For the three and nine months ended September 30, 2014, PBF Holding paid PBFX no fees related to the Toledo Storage Facility Storage and Terminaling Agreement.
Delaware City Pipeline Services Agreement
PBF Holding entered into a pipeline services agreement with PBFX (the “Delaware City Pipeline Services Agreement”). Under the Delaware City Pipeline Services Agreement, PBFX provides PBF Holding with pipeline throughput services in return for throughput fees. The Delaware City Pipeline Services Agreement has an initial term of approximately ten years, under which PBFX provides pipeline services to PBF Holding on the Delaware Products Pipeline. The minimum throughput commitment for the pipeline facility is 50,000 bpd for a fee equal to $0.5266 per barrel of product throughputted up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee. Effective July 2015, the throughput fee was raised to $0.5507 per barrel, due to an increase in the Federal Energy Regulatory Commission ("FERC") tariff. For the three and nine months ended September 30, 2015, PBF Holding paid PBFX fees of $2,533 and $3,795, respectively, related to the Delaware City Pipeline Services Agreement. For the three and nine months ended September 30, 2014, PBF Holding paid PBFX no fees related to the Delaware City Pipeline Services Agreement.
Delaware City Truck Loading Agreement
PBF Holding entered into a truck unloading agreement with PBFX (the “Delaware City Truck Loading Agreement”). Under the Delaware City Truck Loading Agreement, PBFX provides PBF Holding with truck loading services in return for fees. The Delaware City Truck Loading Agreement has an initial term of approximately ten years, under which PBFX provides loading services to PBF Holding at the Delaware City Terminal. The minimum throughput commitment for the truck rack is approximately 30,000 bpd for refined clean products with a fee equal to approximately $0.462 per barrel and approximately 5,000 bpd for LPGs with a fee equal to approximately $2.52 per barrel of product loaded up to the minimum throughput commitment and for volumes in excess of the minimum throughput commitment. For the three and nine months ended September 30, 2015, PBF Holding paid PBFX fees of $2,442 and $3,720, respectively, related to the Delaware City Truck Loading Agreement. For the three and nine months ended September 30, 2014, PBF Holding paid PBFX no fees related to the Delaware City Truck Loading Agreement.
Third Amended and Restated Omnibus Agreement
PBF Holding entered into an omnibus agreement (as amended from time to time the "Omnibus Agreement") with PBFX, PBF GP, and PBF LLC for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions. The Omnibus Agreement was amended on May 15, 2015 to include the Delaware City

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Products Pipeline and Truck Rack. Pursuant to the amended Omnibus Agreement, the annual administrative fee was increased to $2,350 per year from $2,225 per year. For the three and nine months ended September 30, 2015, PBF Holding received fees from PBFX of $1,471 and $3,860, respectively, related to the Omnibus Agreement. For the three and nine months ended September 30, 2014, PBF Holding received fees from PBFX of $800 and $1,222, respectively, related to the Omnibus Agreement.

Third Amended and Restated Operation and Management Services and Secondment Agreement
PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement (as amended from time to time the “Services Agreement”) with PBFX, pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations. The operation and management services and secondment agreement was amended on May 15, 2015 to include the Delaware City Products Pipeline and Truck Rack. For the three and nine months ended September 30, 2015, PBF Holding received fees from PBFX of $1,122 and $3,333, respectively, related to the Services Agreement. For the three and nine months ended September 30, 2014, PBF Holding received fees from PBFX of $125 and $191, respectively, related to the Services Agreement.

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

In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $10,714 recorded as of September 30, 2015 ($10,476 as of December 31, 2014) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of September 30, 2015 and December 31, 2014, this liability is self-guaranteed by the Company.

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

In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur.  Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur.  Currently, six Northeastern states require heating oil with 15 PPM or less sulfur. By July 1, 2016, two more states are expected to adopt this requirement and by July 1, 2018 most of the remaining Northeastern states (except for Pennsylvania and New Hampshire) will require heating oil with 15 PPM or less sulfur. All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Delaware Supreme Court affirmed the Superior Court decision.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or the Company. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC,

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 94.4% interest in PBF LLC as of September 30, 2015 (89.9% as of December 31, 2014). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

9. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$5,790	$5,134	$17,369	$14,276
Interest cost	710	616	2,126	1,787
Expected return on plan assets	(830)	(546)	(2,489)	(1,609)
Amortization of prior service costs	13	13	39	26
Amortization of loss	311	277	933	757
Net periodic benefit cost	$5,994	$5,494	$17,978	$15,237

	Three Months Ended September 30,		Nine Months Ended September 30,
Post Retirement Medical Plan	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$243	$269	$731	$747
Interest cost	134	125	403	353
Amortization of prior service costs	76	52	228	107
Amortization of loss (gain)	—	—	—	(4)
Net periodic benefit cost	$453	$446	$1,362	$1,203

10. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2015 and December 31, 2014.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

	As of September 30, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,414	$—	$—	$342,414	N/A	$342,414
Non-qualified pension plan assets	9,441	—	—	9,441	N/A	9,441
Commodity contracts	148,907	10,710	838	160,455	(137,670)	22,785
Derivatives included with intermediation agreement obligations	—	44,684	—	44,684	—	44,684
Derivatives included with inventory supply arrangement obligations	—	1,031	—	1,031	—	1,031
Liabilities:
Commodity contracts	134,702	1,945	1,023	137,670	(137,670)	—
Catalyst lease obligations	—	27,577	—	27,577	—	27,577

	As of December 31, 2014
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,575	$—	$—	$5,575	N/A	$5,575
Non-qualified pension plan assets	5,494	—	—	5,494	N/A	5,494
Commodity contracts	415,023	12,093	1,715	428,831	(397,676)	31,155
Derivatives included with inventory intermediation agreement obligations	—	94,834	—	94,834	—	94,834
Derivatives included with inventory supply arrangement obligation	—	4,251	—	4,251	—	4,251
Liabilities:
Commodity contracts	390,144	7,338	194	397,676	(397,676)	—
Catalyst lease obligations	—	36,559	—	36,559	—	36,559

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$1,905	$2,689	$1,521	$(23,365)
Purchases	—	—	—	—
Settlements	(1,238)	(9,020)	(12,549)	(5,353)
Unrealized gain included in earnings	(852)	19,377	10,843	41,764
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$(185)	$13,046	$(185)	$13,046

There were no transfers between levels during the three and nine months ended September 30, 2015 and 2014, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes (a)	$669,354	$680,548	$668,520	$675,580
Revolving Loan (b)	—	—	—	—
Rail Facility (b)	67,491	67,491	37,270	37,270
Catalyst leases (c)	27,577	27,577	36,559	36,559
	764,422	775,616	742,349	749,409
Less - Current maturities	—	—	—	—
Long-term debt	$764,422	$775,616	$742,349	$749,409

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
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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

As of September 30, 2015, there were 238,306 barrels of crude oil and feedstocks (662,579 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. As of September 30, 2015, there were 3,130,766 barrels of intermediates and refined products (3,106,325 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2015, there were 45,651,000 barrels of crude oil and 2,277,000 barrels of refined products (47,339,000 and 1,970,871, respectively, as of December 31, 2014), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following tables provide information about the fair values of these derivative instruments as of September 30, 2015 and December 31, 2014 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$1,031
Derivatives included with the intermediation agreement obligations	Accrued expenses	$44,684
December 31, 2014:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$4,251
Derivatives included with the intermediation agreement obligations	Accrued expenses	$94,834

Derivatives not designated as hedging instruments:
September 30, 2015:
Commodity contracts	Accounts receivable	$22,785
December 31, 2014:
Commodity contracts	Accounts receivable	$31,155

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$1,409
Derivatives included with the intermediation agreement obligations	Cost of sales	$34,424
For the three months ended September 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$2,729
Derivatives included with the intermediation agreement obligations	Cost of sales	$20,900
For the nine months ended September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(3,220)
Derivatives included with the intermediation agreement obligations	Cost of sales	$(50,150)
For the nine months ended September 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$1,660
Derivatives included with the intermediation agreement obligations	Cost of sales	$29,942

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2015:
Commodity contracts	Cost of sales	$31,017
For the three months ended September 30, 2014:
Commodity contracts	Cost of sales	$70,624
For the nine months ended September 30, 2015:
Commodity contracts	Cost of sales	$(14,080)
For the nine months ended September 30, 2014:
Commodity contracts	Cost of sales	$101,902

Hedged items designated in fair value hedges:
For the three months ended September 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$(1,409)
Intermediate and refined product inventory	Cost of sales	$(34,424)
For the three months ended September 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$(2,729)
Intermediate and refined product inventory	Cost of sales	$(20,900)
For the nine months ended September 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$3,220
Intermediate and refined product inventory	Cost of sales	$50,150
For the nine months ended September 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$(1,660)
Intermediate and refined product inventory	Cost of sales	$(29,942)

The Company had no ineffectiveness related to the Company's fair value hedges for the three and nine months ended September 30, 2015 and 2014.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

12. SUBSEQUENT EVENTS
Distributions
On October 29, 2015, PBF Energy, PBF Holding's indirect parent, declared a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on November 24, 2015 to PBF Energy Class A common stockholders of record at the close of business on November 9, 2015. PBF Holding intends to make a distribution of approximately $30,752 to PBF LLC, which in turn will make pro-rata distributions to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. (collectively, the "Chalmette Sellers"), the ownership interests of Chalmette Refining, L.L.C. (“Chalmette Refining”), which owns the Chalmette refinery and related logistics assets (collectively, the "Chalmette Acquisition"). The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding.

Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. Also included in the acquisition are a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility.

The aggregate purchase price for the Chalmette Acquisition was $322,000 in cash, plus estimated inventory and working capital of $233,083, which is subject to final valuation within ninety days of closing. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing calculation is pending the completion of an independent appraisal and other evaluations.

The Chalmette Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from three to four and the Company's combined crude oil throughput capacity. The acquisition also provides the Company with a presence in the attractive Petroleum Administration for Defense Districts ("PADD") 3 market.

October 2015 Equity Offering

On October 13, 2015, PBF Energy, PBF Holding's indirect parent, completed a public offering of an aggregate of 11,500,000 shares of PBF Energy Class A common stock, including 1,500,000 shares of PBF Energy Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344,000, after deducting underwriting discounts and commissions and other offering expenses (the "October 2015 Equity Offering"). In connection with the October 2015 Equity Offering, $345,000 was contributed to PBF LLC, PBF Holding's parent, which in turn contributed such proceeds to PBF Holding.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$361,037	$3	$10,231	$(1,850)	$369,421
Accounts receivable	369,071	18,649	7,904	—	395,624
Accounts receivable - affiliate	802	2,497	—	—	3,299
Inventories	547,225	376,182	177,775	—	1,101,182
Prepaid expense and other current assets	44,940	10,212	—	—	55,152
Due from related parties	19,279,650	20,178,357	2,867,690	(42,325,697)	—
Total current assets	20,602,725	20,585,900	3,063,600	(42,327,547)	1,924,678

Property, plant and equipment, net	21,630	1,692,834	100,043	—	1,814,507
Investment in subsidiaries	1,757,810	—	—	(1,757,810)	—
Deferred charges and other assets, net	33,906	265,963	2,062	—	301,931
Total assets	$22,416,071	$22,544,697	$3,165,705	$(44,085,357)	$4,041,116

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$121,933	$92,332	$19	$(1,850)	$212,434
Accounts payable - affiliate	24,272	—	—	—	24,272
Accrued expenses	536,121	430,464	82,652	—	1,049,237
Deferred revenue	4,174	—	—	—	4,174
Due to related parties	19,118,950	20,342,238	2,864,509	(42,325,697)	—
Total current liabilities	19,805,450	20,865,034	2,947,180	(42,327,547)	1,290,117

Delaware Economic Development Authority loan	—	8,000	—	—	8,000
Long-term debt	669,354	27,577	67,491	—	764,422
Intercompany notes payable	152,037	—	—	—	152,037
Other long-term liabilities	25,771	37,310	—	—	63,081
Total liabilities	20,652,612	20,937,921	3,014,671	(42,327,547)	2,277,657

Commitments and contingencies

Equity:
Member's equity	1,131,992	736,016	39,346	(775,362)	1,131,992
Retained earnings (accumulated deficit)	657,028	879,148	111,688	(990,836)	657,028
Accumulated other comprehensive (loss) income	(25,561)	(8,388)	—	8,388	(25,561)
Total equity	1,763,459	1,606,776	151,034	(1,757,810)	1,763,459
Total liabilities and equity	$22,416,071	$22,544,697	$3,165,705	$(44,085,357)	$4,041,116

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$185,381	$704	$34,334	$(2,016)	$218,403
Accounts receivable	518,498	26,238	6,533	—	551,269
Accounts receivable - affiliate	529	2,694	—	—	3,223
Inventories	510,947	435,924	155,390	—	1,102,261
Prepaid expense and other current assets	26,964	5,193	—	—	32,157
Due from related parties	16,189,384	18,805,509	1,607,878	(36,602,771)	—
Total current assets	17,431,703	19,276,262	1,804,135	(36,604,787)	1,907,313

Property, plant and equipment, net	68,218	1,683,294	54,548	—	1,806,060
Investment in subsidiaries	2,569,636	—	—	(2,569,636)	—
Deferred charges and other assets, net	34,840	293,098	2,579	—	330,517
Total assets	$20,104,397	$21,252,654	$1,861,262	$(39,174,423)	$4,043,890

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$235,791	$92,984	$8,423	$(2,016)	$335,182
Accounts Payable - affiliate	11,600	30	—	—	11,630
Accrued expenses	487,783	450,856	191,331	—	1,129,970
Deferred revenue	1,227	—	—	—	1,227
Due to related parties	16,924,490	18,151,095	1,527,186	(36,602,771)	—
Total current liabilities	17,660,891	18,694,965	1,726,940	(36,604,787)	1,478,009

Delaware Economic Development Authority loan	—	8,000	—	—	8,000
Long-term debt	668,520	36,559	37,270	—	742,349
Intercompany notes payable	122,264	—	—	—	122,264
Other long-term liabilities	22,206	40,546	—	—	62,752
Total liabilities	18,473,881	18,780,070	1,764,210	(36,604,787)	2,413,374

Commitments and contingencies

Equity:
Member's equity	1,144,100	749,278	44,346	(793,624)	1,144,100
Retained earnings (accumulated deficit)	513,292	1,731,694	52,706	(1,784,400)	513,292
Accumulated other comprehensive (loss) income	(26,876)	(8,388)	—	8,388	(26,876)
Total equity	1,630,516	2,472,584	97,052	(2,569,636)	1,630,516
Total liabilities and equity	$20,104,397	$21,252,654	$1,861,262	$(39,174,423)	$4,043,890

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$3,215,163	$132,000	$422,306	$(551,829)	$3,217,640

Costs and expenses
Cost of sales, excluding depreciation	2,843,303	176,823	390,112	(551,829)	2,858,409
Operating expenses, excluding depreciation	(95)	200,384	(275)	—	200,014
General and administrative expenses	40,002	6,827	973	—	47,802
(Gain) loss on sale of assets	(70)	1	(73)	—	(142)
Depreciation and amortization expense	2,117	43,820	547	—	46,484
	2,885,257	427,855	391,284	(551,829)	3,152,567

Income (loss) from operations	329,906	(295,855)	31,022	—	65,073

Other income (expense)
Equity in earnings (loss) of subsidiaries	(262,000)	—	—	262,000	—
Change in fair value of catalyst lease	—	4,994	—	—	4,994
Interest expense, net	(19,727)	(1,277)	(884)	—	(21,888)
Net income (loss)	$48,179	$(292,138)	$30,138	$262,000	$48,179

Comprehensive income (loss)	$48,698	$(292,138)	$30,138	$262,000	$48,698

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$5,258,747	$462,817	$385,586	$(847,147)	$5,260,003

Costs and expenses
Cost of sales, excluding depreciation	4,694,537	461,744	376,518	(847,147)	4,685,652
Operating expenses, excluding depreciation	125	200,716	17	—	200,858
General and administrative expenses	30,501	4,302	(17)	—	34,786
Loss on sale of assets	—	18	—	—	18
Depreciation and amortization expense	3,299	64,165	222	—	67,686
	4,728,462	730,945	376,740	(847,147)	4,989,000

Income (loss) from operations	530,285	(268,128)	8,846	—	271,003

Other income (expense)
Equity in earnings (loss) of subsidiaries	(259,908)	—	—	259,908	—
Change in fair value of catalyst lease	—	5,543	—	—	5,543
Interest expense, net	(17,862)	(5,449)	(720)	—	(24,031)
Net income (loss)	$252,515	$(268,034)	$8,126	$259,908	$252,515

Comprehensive income (loss)	$252,597	$(268,129)	$8,126	$260,003	$252,597

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$9,737,169	$668,576	$1,250,957	$(1,893,262)	$9,763,440

Costs and expenses
Cost of sales, excluding depreciation	8,370,720	749,706	1,187,259	(1,893,262)	8,414,423
Operating expenses, excluding depreciation	(3,814)	629,846	(490)	—	625,542
General and administrative expenses	98,330	15,987	1,798	—	116,115
Gain on sale of assets	(251)	(232)	(650)	—	(1,133)
Depreciation and amortization expense	7,664	130,496	1,597	—	139,757
	8,472,649	1,525,803	1,189,514	(1,893,262)	9,294,704

Income (loss) from operations	1,264,520	(857,227)	61,443	—	468,736

Other income (expense)
Equity in earnings (loss) of subsidiaries	(793,606)	—	—	793,606	—
Change in fair value of catalyst lease	—	8,982	—	—	8,982
Interest expense, net	(59,111)	(4,342)	(2,462)	—	(65,915)
Net income (loss)	$411,803	$(852,587)	$58,981	$793,606	$411,803

Comprehensive income (loss)	$413,118	$(852,587)	$58,981	$793,606	$413,118

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidated Adjustments	Total

Revenues	$15,305,698	$1,201,888	$386,046	$(1,585,477)	$15,308,155

Costs and expenses
Cost of sales, excluding depreciation	13,785,158	1,199,614	377,279	(1,585,477)	13,776,574
Operating expenses, excluding depreciation	160	679,361	17	—	679,538
General and administrative expenses	90,821	12,701	(17)	—	103,505
(Gain) loss on sale of assets	(186)	24	—	—	(162)
Depreciation and amortization expense	10,122	125,031	264	—	135,417
	13,886,075	2,016,731	377,543	(1,585,477)	14,694,872

Income (loss) from operations	1,419,623	(814,843)	8,503	—	613,283

Other income (expense)
Equity in earnings (loss) of subsidiaries	(811,424)	—	—	811,424	—
Change in fair value of catalyst lease	—	1,204	—	—	1,204
Interest expense, net	(69,416)	(5,072)	(1,216)	—	(75,704)
Net income (loss)	$538,783	$(818,711)	$7,287	$811,424	$538,783

Comprehensive income (loss)	$539,399	$(818,711)	$7,287	$811,424	$539,399

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$411,803	$(852,587)	$58,981	$793,606	$411,803
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	13,085	130,513	2,377	—	145,975
Stock-based compensation	—	6,329	—	—	6,329
Change in fair value of catalyst lease obligations	—	(8,982)	—	—	(8,982)
Change in non-cash lower of cost or market inventory adjustment	(2,091)	83,238	—	—	81,147
Non-cash change in inventory repurchase obligations	—	53,370	—	—	53,370
Pension and other post retirement benefit costs	5,769	13,571	—	—	19,340
Gain on disposition of property, plant and equipment	(251)	(232)	(650)	—	(1,133)
Equity in earnings of subsidiaries	793,606	—	—	(793,606)	—
Changes in current assets and current liabilities:
Accounts receivable	149,427	7,589	(1,371)	—	155,645
Due to/from affiliates	(729,595)	818,461	(76,300)	—	12,566
Inventories	(34,187)	(54,258)	(22,385)	—	(110,830)
Prepaid expenses and other current assets	(17,976)	(5,019)	—	—	(22,995)
Accounts payable	(113,856)	(654)	(8,404)	166	(122,748)
Accrued expenses	(206,906)	(27,197)	(108,678)	—	(342,781)
Deferred revenue	2,947	—	—	—	2,947
Other assets and liabilities	(3,430)	(18,276)	(178)	—	(21,884)
Net cash provided by (used in) operating activities	268,345	145,866	(156,608)	166	257,769

Cash flows from investing activities:
Expenditures for property, plant and equipment	(188,364)	(99,567)	—	—	(287,931)
Expenditures for deferred turnaround costs	—	(39,725)	—	—	(39,725)
Expenditures for other assets	—	(7,275)	—	—	(7,275)
Investment in subsidiaries	5,000	—	—	(5,000)	—
Proceeds from sale of assets	60,902	—	107,368	—	168,270
Net cash (used in) provided by investing activities	(122,462)	(146,567)	107,368	(5,000)	(166,661)

Cash flows from financing activities:
Proceeds from members' capital contributions	—	—	5,000	(5,000)	—
Distribution to Parent	—	—	(10,000)	10,000	—
Proceeds from intercompany notes payable	29,773	—	—	—	29,773
Proceeds from Rail Facility revolver borrowings	—	—	102,075	—	102,075
Repayments of Rail Facility revolver borrowings	—	—	(71,938)	—	(71,938)
Net cash provided by financing activities	29,773	—	25,137	5,000	59,910

Net increase (decrease) in cash and cash equivalents	175,656	(701)	(24,103)	166	151,018
Cash and equivalents, beginning of period	185,381	704	34,334	(2,016)	218,403
Cash and equivalents, end of period	$361,037	$3	$10,231	$(1,850)	$369,421

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$538,783	$(818,711)	$7,287	$811,424	$538,783
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	15,123	125,053	687	—	140,863
Stock-based compensation	—	4,725	—	—	4,725
Change in fair value of catalyst lease obligations	—	(1,204)	—	—	(1,204)
Non-cash change in inventory repurchase obligations	—	(31,602)	—	—	(31,602)
Pension and other post retirement benefit costs	4,607	11,855	—	—	16,462
(Gain) loss on disposition of property, plant and equipment	(186)	24	—	—	(162)
Equity in earnings of subsidiaries	811,424	—	—	(811,424)	—
Changes in current assets and current liabilities:
Accounts receivable	(69,105)	(776)	(31,871)	—	(101,752)
Due to/from affiliates	(890,671)	947,290	(52,621)	—	3,998
Inventories	(322,231)	24,320	(80,627)	—	(378,538)
Prepaid expenses and other current assets	25,583	29	—	—	25,612
Accounts payable	(76,856)	(20,905)	24,171	(2,418)	(76,008)
Accrued expenses	133,070	(2,376)	137,955	—	268,649
Deferred revenue	(6,017)	—	—	—	(6,017)
Other assets and liabilities	(1,851)	(13,889)	—	—	(15,740)
Net cash provided by (used in) operating activities	161,673	223,833	4,981	(2,418)	388,069

Cash flows from investing activities:
Expenditures for property, plant and equipment	(44,993)	(152,755)	(55,706)	—	(253,454)
Expenditures for refinery turnarounds costs	—	(58,423)	—	—	(58,423)
Expenditures for other assets	—	(13,446)	—	—	(13,446)
Investment in subsidiaries	(22,990)	—	—	22,990	—
Proceeds from sale of assets	74,343	—	—	—	74,343
Net cash provided by (used in) investing activities	6,360	(224,624)	(55,706)	22,990	(250,980)

Cash flows from financing activities:
Proceeds from members' capital contributions	328,664	—	22,990	(22,990)	328,664
Distributions to members	(283,680)	—	—	—	(283,680)
Proceeds from intercompany notes payable	90,761	—	—	—	90,761
Proceeds from Rail Facility revolver borrowings	—	—	35,925	—	35,925
Proceeds from revolver borrowings	395,000	—	—	—	395,000
Repayments of revolver borrowings	(410,000)	—	—	—	(410,000)
Deferred financing costs and other	(7,164)	—	(3,218)	—	(10,382)
Net cash provided by (used in) financing activities	113,581	—	55,697	(22,990)	146,288

Net increase (decrease) in cash and cash equivalents	281,614	(791)	4,972	(2,418)	283,377
Cash and equivalents, beginning of period	76,179	791	—	—	76,970
Cash and equivalents, end of period	$357,793	$—	$4,972	$(2,418)	$360,347

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast and Midwest of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of September 30, 2015 we owned and operated three domestic oil refineries and related assets, which we acquired in 2010 and 2011. Our refineries have a combined processing capacity, known as throughput, of approximately 540,000 barrels per day ("bpd"), and a weighted-average Nelson Complexity Index of 11.3.On November 1, 2015 we closed on our acquisition of the ownership interests of Chalmette Refining, L.L.C. ("Chalmette Refining"). See "Business Developments" for additional information.

As of September 30, 2015, our three refineries are located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our Mid-Continent refinery at Toledo processes light, sweet crude, has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s West Texas Intermediate ("WTI") based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have historically received the bulk of their feedstock via ships and barges on the Delaware River.

Since our acquisition of the Delaware City refinery, we expanded and upgraded the existing on-site railroad infrastructure, including the expansion of the crude rail unloading facilities. Currently, crude delivered by rail to this facility is consumed at our Delaware City refinery. We also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. In 2014 we completed a project to expand the Delaware City heavy crude rail unloading terminal capability at the refinery from 40,000 bpd to 80,000 bpd and added additional unloading spots to the dual-loop track light crude rail unloading facility (the "DCR Rail Terminal"), which has increased its unloading capability from 105,000 bpd to 130,000 bpd. These projects bring total rail crude unloading capability up to 210,000 bpd, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains. The Delaware City rail unloading facilities, including the facilities now owned by PBFX, allows our East Coast refineries to source WTI price-based crude oils from Western Canada and the Mid-Continent, which we believe at times may provide cost advantages versus traditional Brent based international crudes.

In May 2014, in connection with the initial public offering of PBFX and pursuant to a contribution agreement and conveyance agreement (the “Contribution Agreement I”), PBF Holding distributed the DCR Rail Terminal and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”) to PBF LLC, which contributed it to PBFX.

In September 2014, in connection with the Contribution Agreement between PBF LLC and PBFX (the "Contribution Agreement II"), PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Refining Company LLC's ("Delaware City Refining" or "DCR") wholly-owned subsidiary, Delaware City Terminaling Company II LLC ("DCT II"), which assets consisted solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"), immediately prior to the contribution of such interests by PBF LLC to PBFX. In December 2014, in connection with the Contribution Agreement between PBF LLC and PBFX (the “Contribution Agreement III” and together with the Contribution Agreement I and the Contribution Agreement II, the “Contribution Agreements”), PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability interests in Toledo Terminaling, which assets consist of a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (collectively, the “Toledo Storage Facility”), immediately prior to the contribution of such interests by PBF LLC to PBFX.

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

Business Developments
Recent significant business developments affecting the Company are discussed below.

Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C., the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the "Chalmette Acquisition"). The Chalmette refinery, located outside of New Orleans, Louisiana, is a 189,000 barrel per day, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil.

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

The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus estimated inventory and working capital of $233.1 million, which is subject to final valuation within ninety days of closing. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing calculation is pending the completion of an independent appraisal and other evaluations.

The Chalmette Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from three to four and the Company's combined crude oil throughput capacity from 540,000 bpd to approximately 730,000 bpd. The acquisition also provides the Company with a presence in the attractive Petroleum Administration for Defense Districts ("PADD") 3 market.

Pending Torrance Acquisition
On September 29, 2015, PBF Holding entered into a definitive Sale and Purchase Agreement (the “Torrance Sale and Purchase Agreement”) with ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company, to purchase the Torrance refinery, and related logistics assets (collectively, the "Torrance Acquisition"). The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 barrel per day, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. Including the estimated contribution of the Chalmette refinery, the Torrance Acquisition will further increase the Company's total throughput capacity to approximately 900,000 bpd.
In addition to refining assets, the Torrance Acquisition includes a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a 171-mile crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction are several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport. The Torrance refinery also has crude and product storage facilities with approximately 8.6 million barrels of shell capacity.

The purchase price for the Torrance Acquisition is $537.5 million, plus inventory and working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. Additionally, as a condition of closing, the Torrance refinery is to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems, and shall have operated as required under the Torrance Sale and Purchase Agreement for a period of at least fifteen days after such restoration. PBF Energy expects to finance the transaction with a combination of cash on hand, debt and proceeds from our equity offering completed on October 13, 2015 . Following the expected completion of the Torrance Acquisition, our weighted average Nelson Complexity Index will increase to 12.2.

October 2015 Equity Offering
On October 13, 2015, PBF Energy, PBF Holding's indirect parent, completed a public offering of an aggregate of 11,500,000 shares of PBF Energy Class A common stock, including 1,500,000 shares of PBF Energy Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344.0 million, after deducting underwriting discounts and commissions and other offering expenses (the "October 2015 Equity Offering"). In connection with the October 2015 Equity Offering, $345,000 was contributed to PBF LLC, PBF Holding's parent, which in turn contributed such proceeds to PBF Holding.

Factors Affecting Comparability Between Periods
Commercial Agreements
PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various rail and truck terminaling services, pipeline services, and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes and storage capacity. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to PBF Holding. Prior to the PBFX Offering, the DCR Rail Terminal, Toledo Truck Terminal, the DCR West Rack and the Toledo Storage Facility were owned, operated and maintained by PBF Holding's subsidiaries. Additionally, the Delaware City Products Pipeline and Truck Rack was owned, operated and maintained by PBF Holding's subsidiaries until May 15, 2015.Therefore, PBF Holding did not previously pay a fee for the utilization of these facilities. Below is a summary of the agreements for the use of each of the assets.

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
•a terminaling services agreement, with an initial term of approximately seven years, under which PBFX provides rail terminaling services at the DCR West Rack (the "West Ladder Rack Terminaling Agreement"); and
•a storage and terminaling services agreement, with an initial term of ten years, under which PBFX provides storage and terminaling services at the Toledo Storage Facility (the "Toledo Storage Facility Storage and Terminaling Agreement").
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
The minimum throughput commitment for the Delaware City Products Pipeline is 50,000 bpd for a fee equal to $0.5266 per barrel of product throughput up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee. Effective July 2015, the throughput fee was raised to $0.5507 per barrel, due to an increase in the Federal Energy Regulatory Commission ("FERC") tariff. The minimum throughput commitment for the Delaware City Truck Rack is 30,000 bpd for refined clean products with a fee equal to $0.462 per barrel and 5,000 bpd for LPGs with a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and for volumes in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the applicable fee.
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
Operational Agreements
PBF Holding and certain related affiliates entered into operational agreements with PBFX for the use of centralized corporate services and operational and management services. In accordance with such agreements, PBF Holding receives fees from PBFX for use of these services. Below is a summary of the agreements and corresponding fees that PBFX pays PBF Holding.

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
J. Aron Intermediation Agreements
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
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro Refining Company LLC ("PRC") and Delaware City Refining Company LLC ("DCR") (together, the "Refineries"), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to PRC and DCR as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
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

Results of Operations
The following tables reflect our financial and operating highlights for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$3,217,640	$5,260,003	$9,763,440	$15,308,155
Cost of sales, excluding depreciation	2,858,409	4,685,652	8,414,423	13,776,574
	359,231	574,351	1,349,017	1,531,581
Operating expenses, excluding depreciation	200,014	200,858	625,542	679,538
General and administrative expenses	47,802	34,786	116,115	103,505
(Gain) loss on sale of assets	(142)	18	(1,133)	(162)
Depreciation and amortization expense	46,484	67,686	139,757	135,417
Income from operations	65,073	271,003	468,736	613,283
Change in fair value of catalyst leases	4,994	5,543	8,982	1,204
Interest expense, net	(21,888)	(24,031)	(65,915)	(75,704)
Net income	$48,179	$252,515	$411,803	$538,783

Gross refining margin (1)	$359,231	$574,351	$1,349,017	$1,531,581
Gross margin	$114,851	$309,107	$591,382	$726,749

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Key Operating Information
Production (bpd in thousands)	473.2	496.8	473.4	465.3
Crude oil and feedstocks throughput (bpd in thousands)	475.4	495.5	478.1	465.9
Total crude oil and feedstocks throughput (millions of barrels)	43.7	45.6	130.5	127.2
Gross refining margin, excluding special items, per barrel of throughput (1)	$12.97	$12.60	$10.95	$12.04
Refinery operating expenses, excluding depreciation, per barrel of throughput	$4.57	$4.41	$4.79	$5.34

Crude and feedstocks (% of total throughput) (2):
Heavy crude	9%	12%	12%	13%
Medium crude	54%	43%	50%	44%
Light crude	26%	34%	27%	34%
Other feedstocks and blends	11%	11%	11%	9%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	48%	46%	47%	47%
Distillates and distillate blendstocks	34%	36%	35%	36%
Lubes	1%	2%	2%	2%
Chemicals	3%	3%	3%	3%
Other	14%	13%	13%	12%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars per barrel, except as noted)
Dated Brent Crude	$50.36	$101.93	$55.54	$106.52
West Texas Intermediate (WTI) crude oil	$46.45	$97.56	$50.93	$99.77
Crack Spreads
Dated Brent (NYH) 2-1-1	$17.60	$13.91	$17.75	$13.07
WTI (Chicago) 4-3-1	$24.03	$16.63	$20.09	$17.40
Crude Oil Differentials
Dated Brent (foreign) less WTI	$3.91	$4.36	$4.61	$6.75
Dated Brent less Maya (heavy, sour)	$7.60	$11.06	$8.12	$14.52
Dated Brent less WTS (sour)	$2.29	$13.14	$4.14	$13.95
Dated Brent less ASCI (sour)	$5.08	$5.02	$4.43	$7.39
WTI less WCS (heavy, sour)	$14.52	$20.06	$11.58	$20.70
WTI less Bakken (light, sweet)	$3.26	$6.43	$3.49	$4.98
WTI less Syncrude (light, sweet)	$1.02	$4.12	$(1.19)	$1.97
Natural gas (dollars per MMBTU)	$2.73	$3.95	$2.76	$4.41
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Overview— Net income was $48.2 million for the three months ended September 30, 2015 compared to net income of $252.5 million for the three months ended September 30, 2014.

Our results for the three months ended September 30, 2015 were negatively impacted by a non-cash special item consisting of a non-cash inventory lower of cost or market ("LCM") adjustment of approximately $208.3 million, which includes the reversal of the LCM charge recorded in the second quarter of 2015. The LCM adjustment is a result of the changing crude oil and refined product prices from the second quarter of 2015 to the end of the third quarter of 2015. During this period the prices have remained below historical costs. Excluding the impact of the change in LCM reserve of $208.3 million, our results were positively impacted by higher crack spreads in the East Coast and Mid-Continent partially offset by unfavorable movements in crude oil differentials and the impact of the unplanned downtime at our Delaware City refinery in August 2015 and planned turnaround at our Delaware City refinery in September 2015 which reduced throughput and increased operating expenses.

Revenues— Revenues totaled $3.2 billion for the three months ended September 30, 2015 compared to $5.3 billion for the three months ended September 30, 2014, a decrease of approximately $2.0 billion, or 38.8%. For the three months ended September 30, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 301,800 bpd and 173,600 bpd, respectively. For the three months ended September 30, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 344,100 bpd and 151,400 bpd, respectively. The decline in throughput rates at our East Coast refineries in 2015 compared to 2014 is primarily due to unplanned downtime at our Delaware City refinery in August 2015 and a planned turnaround in September 2015 at our Delaware City refinery. The increase in throughput rates at our Mid-Continent refinery in 2015 compared to 2014 was primarily attributable to favorable market conditions at our Toledo refinery in the third quarter of 2015. For the three months ended September 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 355,400 bpd and 179,700 bpd, respectively. For the three months ended September 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 365,200 bpd and 154,400 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $359.2 million, or $8.21 per barrel of throughput ($567.5 million or $12.97 per barrel of throughput excluding the impact of special items), for the three months ended September 30, 2015 compared to $574.4 million, or $12.60 per barrel of throughput during the three months ended September 30, 2014, a decrease of approximately $215.2 million. Gross margin, including refinery operating expenses and depreciation, totaled $114.9 million, or $2.63 per barrel of throughput, for the three months ended September 30, 2015 compared to $309.1 million, or $6.78 per barrel of throughput, for the three months ended September 30, 2014, a decrease of approximately $194.2 million. Excluding the impact of special items, gross margin and gross refining margin per barrel increased due to improved crack spreads in the East Coast and the Mid-Continent partially offset by unfavorable movements in crude differentials in both the East Coast and the Mid-Continent and lower throughput rates at our East Coast refineries. In addition, gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $208.3 million resulting from the change in crude oil and refined product prices from the end of the second quarter of 2015 to the end of the third quarter of 2015, which remained below historical costs.

Average industry refining margins in the Mid-Continent were stronger during the three months ended September 30, 2015 as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $24.03 per barrel or 44.5% higher in the three months ended September 30, 2015 as compared to $16.63 per barrel in the same period in 2014. However, our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Syncrude differential, which averaged approximately $1.02 per barrel in the third quarter of 2015 as compared to $4.12 per barrel in the third quarter of 2014.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $17.60 per barrel, or 26.5% higher in the three months ended September 30, 2015 as compared to $13.91 per barrel in the same period in 2014. The WTI/Dated Brent differential and Dated Brent/Maya differentials were $0.45 and $3.46 lower, respectively, in the three months ended September 30, 2015 as compared to the same period in 2014. In addition, the WTI/Bakken differential was approximately $3.17 per barrel less favorable in the three months ended September 30, 2015 as compared to the same period in 2014.

Operating Expenses— Operating expenses totaled $200.0 million, or $4.57 per barrel of throughput, for the three months ended September 30, 2015 compared to $200.9 million, or $4.41 per barrel of throughput, for the three months ended September 30, 2014, a decrease of approximately $0.9 million, or 0.4%. The decrease in operating expenses was mainly attributable to a decrease of $13.0 million in energy related costs due to lower natural gas and electricity prices, offset by $11.9 million in higher maintenance and repair expense related to the unplanned downtime at our Delaware City refinery. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $47.8 million for the three months ended September 30, 2015 compared to $34.8 million for the three months ended September 30, 2014, an increase of $13.0 million or 37.4%. The increase in general and administrative expenses primarily relates to higher employee compensation costs and other administrative and support costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the three months ended September 30, 2015, was $0.1 million related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $46.5 million for the three months ended September 30, 2015 compared to $67.7 million for the three months ended September 30, 2014, a decrease of $21.2 million. The decrease was primarily a result of an impairment charge of $28.5 million incurred in the third quarter of 2014 partially offset by capital projects related to turnarounds completed in 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery in 2014 and refinery optimization projects at Toledo.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $5.0 million for the three months ended September 30, 2015 compared to a gain of $5.5 million for the three months ended September 30, 2014. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $21.9 million for the three months ended September 30, 2015 compared to $24.0 million for the three months ended September 30, 2014, a decrease of $2.1 million. This decrease is mainly attributable to lower interest costs associated with the termination of our crude and feedstock supply agreement with MSCG, effective July 31, 2014. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Overview— Net income was $411.8 million for the nine months ended September 30, 2015 compared to net income of $538.8 million for the nine months ended September 30, 2014.

Our results for the nine months ended September 30, 2015 were negatively impacted by a non-cash special item consisting of a non-cash inventory LCM adjustment of approximately $81.1 million, which includes the reversal of the LCM charge recorded in the fourth quarter of 2014. The LCM adjustment is a result of the changing crude oil and refined product prices from the year ended 2014 to the end of the third quarter of 2015. During this period the prices have remained below historical costs. Excluding the impact of the change in LCM reserve of $81.1 million, our results were negatively impacted by unfavorable movements in certain crude oil differentials and the impact of the unplanned downtime at our Toledo refinery and Delaware City refinery in June and August 2015, respectively, which increased operating expenses and reduced throughput, partially offset by higher crack spreads on the East Coast and Mid-Continent.

Revenues— Revenues totaled $9.8 billion for the nine months ended September 30, 2015 compared to $15.3 billion for the nine months ended September 30, 2014, a decrease of approximately $5.5 billion, or 36.2%. For the nine months ended September 30, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 325,400 bpd and 152,700 bpd, respectively. For the nine months ended September 30, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 320,400 bpd and 145,500 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 is primarily due to favorable market conditions, partially offset by unplanned downtime at our Delaware City refinery in August 2015 and a planned turnaround in September 2015. The increase in throughput rates at our Mid-Continent refinery is due to favorable market conditions at our Toledo refinery, partially offset by an unplanned downtime in the second quarter of 2015. For the nine months ended September 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 363,400 bpd and 163,000 bpd, respectively. For the nine months ended September 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 341,600 bpd and 152,700 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.

Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,349.0 million, or $10.33 per barrel of throughput ($1,430.2 million or $10.95 per barrel of throughput excluding the impact of special items), for the nine months ended September 30, 2015 compared to $1,531.6 million, or

$12.04 per barrel of throughput during the nine months ended September 30, 2014, a decrease of $182.6 million. Gross margin, including refinery operating expenses and depreciation, totaled $591.4 million, or $4.53 per barrel of throughput, for the nine months ended September 30, 2015 compared to $726.7 million, or $5.71 per barrel of throughput, for the nine months ended September 30, 2014, a decrease of $135.3 million. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in crude differentials partially offset by improved crack spreads in the East Coast and the Mid-Continent and higher throughput rates. In addition, gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $81.1 million resulting from the change in crude oil and refined product prices from the year ended 2014 to the end of the third quarter of 2015, which remained below historical costs.

Average industry refining margins in the Mid-Continent were stronger during the nine months ended September 30, 2015 as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $20.09 per barrel or 15.5% higher in the nine months ended September 30, 2015 as compared to $17.40 per barrel in the same period in 2014. Alternatively, our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Syncrude differential, which averaged a premium of $1.19 per barrel during the nine months ended September 30, 2015 as compared to a discount of $1.97 per barrel in the same period of 2014.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $17.75 per barrel, or 35.8%, higher in the nine months ended September 30, 2015 as compared to $13.07 per barrel in the same period in 2014. The WTI/Dated Brent differential and Dated Brent/Maya differential were $2.14 and $6.40 lower, respectively, in the nine months ended September 30, 2015 as compared to the same period in 2014. In addition, the WTI/Bakken differential was approximately $1.49 per barrel less favorable in the nine months ended September 30, 2015 as compared to the same period in 2014.

Operating Expenses— Operating expenses totaled $625.5 million, or $4.79 per barrel of throughput, for the nine months ended September 30, 2015 compared to $679.5 million, or $5.34 per barrel of throughput, for the nine months ended September 30, 2014, a decrease of $54.0 million, or 7.9%. The decrease in operating expenses was mainly attributable to a decrease of $64.8 million in energy related costs primarily attributable to lower natural gas and electricity prices. The decrease was partially offset by an increase of $12.8 million in maintenance and repair expenses directly attributable to the unplanned downtime at our Delaware City and Toledo refineries and $3.9 million in chemical and catalyst related expenses. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.

General and Administrative Expenses— General and administrative expenses totaled $116.1 million for the nine months ended September 30, 2015 compared to $103.5 million for the nine months ended September 30, 2014, an increase of approximately $12.6 million or 12.2%. The increase in general and administrative expenses primarily relates to higher employee compensation expense. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the nine months ended September 30, 2015, was $1.1 million as compared to $0.2 million for the nine months ended September 30, 2014 related to the sale of railcars which were subsequently leased back.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $139.8 million for the nine months ended September 30, 2015 compared to $135.4 million for the nine months ended September 30, 2014, an increase of $4.4 million. The increase was primarily a result of capital projects related to turnarounds completed in 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery in 2014 and refinery optimization projects at Toledo, partially offset by an impairment charge of $28.5 million in 2014.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $9.0 million for the nine months ended September 30, 2015 compared to a gain of $1.2 million for the nine months ended September 30, 2014. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $65.9 million for the nine months ended September 30, 2015 compared to $75.7 million for the nine months ended September 30, 2014, a decrease of approximately $9.8 million. This decrease was mainly attributable to lower interest costs associated with the termination of our crude and feedstock supply agreement with MSCG, effective July 31, 2014. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

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

Special Items
The non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. The special items for the periods presented relate to a LCM adjustment. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined using last-in, first-out ("LIFO") inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Although we believe that non-GAAP financial measures excluding the impact of special items provide useful supplemental information to investors regarding the results and performance of our business and allow for more useful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

Gross Refining Margin
Gross refining margin is defined as gross margin excluding refinery depreciation and refinery operating expenses. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a better metric comparison for the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

	Three Months Ended September 30,
	2015		2014
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$114,851	$2.63	$309,107	$6.78
Add: Refinery operating expenses	200,014	4.57	200,858	4.41
Add: Refinery depreciation expense	44,366	1.01	64,386	1.41
Gross refining margin	$359,231	$8.21	$574,351	$12.60
Special items:
Add: Non-cash LCM inventory adjustment (1)	208,313	4.76	—	—
Gross refining margin excluding special items	$567,544	$12.97	$574,351	$12.60

——————————
(1) During the third quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $208.3 million reflecting the change in the lower of cost or market inventory reserve from $562.9 million at June 30, 2015 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

	Nine Months Ended September 30,
	2015		2014
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$591,382	$4.53	$726,749	$5.71
Add: Refinery operating expenses	625,542	4.79	679,538	5.34
Add: Refinery depreciation expense	132,093	1.01	125,294	0.99
Gross refining margin	$1,349,017	$10.33	$1,531,581	$12.04
Special items:
Add: Non-cash LCM inventory adjustment (1)	81,147	0.62	—	—
Gross refining margin excluding special items	$1,430,164	$10.95	$1,531,581	$12.04

——————————
(1) During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $81.1 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

EBITDA and Adjusted EBITDA
Our management uses EBITDA (earnings before interest, income taxes, depreciation and amortization) and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. Our outstanding indebtedness for borrowed money and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products and the write down of inventory to the LCM. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

Reconciliation of net income to EBITDA:
Net income	$48,179	$252,515	$411,803	$538,783
Add: Depreciation and amortization expense	46,484	67,686	139,757	135,417
Add: Interest expense, net	21,888	24,031	65,915	75,704
EBITDA	$116,551	$344,232	$617,475	$749,904
Special Items:
Add: Non-cash LCM inventory adjustment (1)	208,313	—	81,147	—
EBITDA excluding special items	$324,864	$344,232	$698,622	$749,904

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$116,551	$344,232	$617,475	$749,904
Add: Stock based compensation	2,548	1,997	6,329	4,725
Add: Non-cash change in fair value of catalyst lease obligations	(4,994)	(5,543)	(8,982)	(1,204)
Add: Non-cash LCM inventory adjustment (1)	208,313	—	81,147	—
Adjusted EBITDA	$322,418	$340,686	$695,969	$753,425

(1) During the third quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $208.3 million reflecting the change in the lower of cost or market inventory reserve from $562.9 million at June 30, 2015 to $771.3 million at September 30, 2015. During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $81.1 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries' capital expenditure, working capital, distribution payments and debt service requirements for the next twelve months. We expect to finance the planned Torrance Acquisition with a combination of cash on hand, debt and proceeds from PBF Energy's October 2015 Equity Offering. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $257.8 million for the nine months ended September 30, 2015 compared to net cash provided by operating activities of $388.1 million for the nine months ended September 30, 2014. Our operating cash flows for the nine months ended September 30, 2015 included our net income of $411.8 million, plus net non-cash charges relating to depreciation and amortization of $146.0 million, the non-cash benefit of $81.1 million relating to a LCM adjustment, the change in the fair value of our inventory repurchase obligations of $53.4 million, pension and other post retirement benefits costs of $19.3 million, and equity-based compensation of $6.3 million, partially offset by a change in the fair value of our catalyst lease of $9.0 million and gain on sale of assets of $1.1 million. In addition, net changes in working capital reflected uses of cash of $450.1 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivables. Our operating cash flows for the nine months ended September 30, 2014 included our net income of $538.8 million, plus net non-cash charges relating to depreciation and amortization of $140.9 million, pension and other post retirement benefits costs of $16.5 million and stock-based compensation of $4.7 million, partially offset by the change in the fair value of our inventory repurchase obligations of $31.6 million, changes in the fair value of our catalyst lease obligations of $1.2 million and gain on sale of asset of $0.2 million. In addition, net changes in working capital reflected uses of cash of $279.8 million driven by the timing of inventory purchases and collections of accounts receivables.

Cash Flows from Investing Activities
Net cash used in investing activities was $166.7 million for the nine months ended September 30, 2015 compared to net cash used in investing activities of $251.0 million for the nine months ended September 30, 2014. The net cash flows used in investing activities for the nine months ended September 30, 2015 was comprised of capital expenditures totaling $287.9 million, expenditures for refinery turnarounds of $39.7 million and expenditures for other assets of $7.3 million, partially offset by $168.3 million in proceeds from the sale of railcars. Net cash used in investing activities for the nine months ended September 30, 2014 was comprised of capital expenditures totaling $253.5 million, expenditures for turnarounds of $58.4 million and expenditures for other assets of $13.4 million, partially offset by $74.3 million in proceeds from the sale of railcars.

Cash Flows from Financing Activities
Net cash provided by financing activities was $59.9 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of $146.3 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, net cash provided by financing activities consisted primarily of $29.8 million of proceeds from intercompany notes payable and $30.1 million of net proceeds from the Rail Facility. For the nine months ended September 30, 2014, net cash provided by financing activities consisted primarily of $328.7 million of members' capital contributions, $90.8 million of proceeds from intercompany notes payable, and $35.9 million of net proceeds from the Rail Facility. This was partially offset by distributions to PBF LLC of $283.7 million, net revolver repayments of $15.0 million and $10.4 million of deferred financing and other costs.

Liquidity
As of September 30, 2015, our total liquidity was approximately $1,096.2 million, compared to total liquidity of approximately $960.5 million as of December 31, 2014. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Third Amended and Restated Revolving Credit Agreement ("Revolving Loan").

In addition, PBF Holding had borrowing capacity of $82.5 million and $212.7 million under the Rail Facility to fund the acquisition of Eligible Railcars as of September 30, 2015 and December 31, 2014, respectively.
Working Capital
Working capital for PBF Holding at September 30, 2015 was $634.6 million, consisting of $1,924.7 million in total current assets and $1,290.1 million in total current liabilities. Working capital at December 31, 2014 was $429.3 million, consisting of $1,907.3 million in total current assets and $1,478.0 million in total current liabilities.

Capital Spending
Net capital spending was $166.7 million for the nine months ended September 30, 2015, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately $200.0 million in net capital expenditures during 2015, excluding any potential capital expenditures related to the Chalmette Acquisition, for facility improvements and refinery maintenance and turnarounds.

As noted in "Business Developments", we entered into a Sale and Purchase Agreement to purchase the ownership interests of Chalmette Refining. The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus estimated inventory and working capital of $233.1 million, which is subject to final valuation within ninety days of closing. The Chalmette Acquisition closed on November 1, 2015. The transaction was financed through a combination of cash on hand and borrowings under our Revolving Loan. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing calculation is pending the completion of an independent appraisal and other evaluations.

We also entered into a Sales and Purchase Agreement to Purchase the ownership interest of the Torrance refinery, and related logistic assets. The purchase price for the Torrance Acquisition is $537.5 million in cash, plus inventory and working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. Additionally, as a condition of closing, the Torrance refinery is to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems, and shall have operated as required under the Torrance Sale and Purchase Agreement for a period of at least fifteen days after such restoration. We expect to finance the transaction with a combination of cash on hand, debt and proceeds from our October 2015 Equity Offering.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2015, other than outstanding letters of credit in the amount of approximately $150.7 million.

In March 2015, we sold 515 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars. The lease agreements for the railcars have varying terms from five to seven years. We received a cash payment for the railcars of approximately $77.6 million and expect to make payments totaling $44.9 million over the term of the lease for these railcars.

In June 2015, we sold 404 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements for the railcars have varying terms from five to six years. We received aggregate cash payments for the railcars of approximately $60.5 million and expect to make payments totaling $36.0 million over the term of the lease for these railcars.

In July 2015, we sold 131 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements for the railcars have six year terms. We received aggregate cash payments for the railcars of approximately $19.3 million and expect to make payments totaling $11.9 million over the term of the lease for these railcars.

In August 2015, we sold 72 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements for the railcars have six year terms. We received aggregate cash payments for the railcars of approximately $10.8 million and expect to make payments totaling $6.6 million over the term of the lease for these railcars.

During the nine months ended September 30, 2015, we entered into additional railcar leases with terms of up to 7 years. We expect to make lease payments of $38.7 million over the remaining term of these additional agreements.

Distribution Policy
On October 29, 2015, the Board of Directors of PBF Energy declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 24, 2015 to Class A common stockholders of record at the close of business on November 9, 2015. PBF Holding intends, if necessary, to make a distribution of $30.8 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

As of September 30, 2015, we had $1,096.2 million of unused borrowing availability, which includes our cash and cash equivalents of $369.4 million, under the Revolving Loan to fund our operations, if necessary. Accordingly, as of September 30, 2015, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.

Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of September 30, 2015, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy's intended distribution policy.

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
We may use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and feedstocks, finished products and natural gas outside of the agreements. The derivative instruments we use include physical commodity contracts and exchange-traded and over-the-counter financial instruments. We mark-to-market our commodity derivative instruments and recognize the changes in their fair value in our statements of operations.
At September 30, 2015 and December 31, 2014, we had gross open commodity derivative contracts representing 47.9 million barrels and 49.3 million barrels, respectively, with an unrealized net gain of $22.8 million and $31.2 million, respectively. The open commodity derivative contracts as of September 30, 2015 expire at various times during 2015 and 2016.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 19.3 million barrels and 18.6 million barrels at September 30, 2015 and December 31, 2014, respectively. The average cost of our hydrocarbon inventories was approximately $95.09 and $94.29 per barrel on a LIFO basis at September 30, 2015 and December 31, 2014, respectively, excluding the impact of LCM adjustments of approximately $771.3 million and $690.1 million, respectively. If market prices decline to a level below the average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
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

Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the Environmental Protection Agency ("EPA"). To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2015. Based on that evaluation, PBF Holding's principal executive officer and the principal financial officer have concluded that PBF Holding's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining Company LLC ("Delaware City Refining" or "DCR") obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Delaware Supreme Court affirmed the Superior Court decision.
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
As of November 1, 2015, the Company acquired Chalmette Refining, which is in discussions with the Louisiana Department of Environmental Quality ("LDEQ") to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements that occurred prior to acquisition by the Company. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty ("CCO/NOPP") covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, which suspends enforcement of the CCO/NOPP while negotiations are ongoing. It is possible that LDEQ will assess an administrative penalty against Chalmette Refining, but any such amount is not expected to be material to the Company.

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014:

Risks Relating to Our Business and Industry

Our pending Torrance Acquisition may not close when we expect, or at all.
The consummation of the Torrance Acquisition is subject to satisfaction of customary closing conditions. If these conditions are not satisfied or waived, the acquisition will not be consummated. Additionally, as a condition of closing, the Torrance refinery is to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems and shall have operated as required under the acquisition agreement for a period of at least fifteen days after such restoration. The Torrance refinery’s ability to restart its FCC unit and thus return to full operation is contingent upon review and approval by the California Division of Occupational Safety and Health (“Cal/OSHA”). There is no certainty regarding the timing of the approval to restart Torrance’s FCC unit or that such approval will be granted at all by Cal/OSHA, which ultimately may affect the timing and/or our ability to close the Torrance Acquisition. There can be no assurance that we will complete the Torrance Acquisition on the timeframe that we anticipate or under the terms set forth in the purchase agreement, or at all. Failure to complete the Torrance Acquisition or any delays in completing the acquisition could have an adverse impact on our future business and operations. In addition, we will have incurred significant acquisition-related expenses without realizing the expected benefits.
We may not be able to successfully integrate the Chalmette Refinery or the Torrance Refinery into our business, or realize the anticipated benefits of these acquisitions.
Following the completion of the Chalmette Acquisition, and if the Torrance Acquisition is completed, the integration of these businesses into our operations may be a complex and time-consuming process that may not be successful. Prior to the completion of the Chalmette Acquisition we did not have any operations in the Gulf Coast and currently do not have any operations in the West Coast, and this may add complexity to effectively overseeing, integrating and operating these refineries and related assets. Even if we successfully integrate these businesses into our operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from these pending acquisitions may prove to be incorrect. These acquisitions involve risks, including:

•	unexpected losses of key employees, customers and suppliers of the acquired operations;

•	challenges in managing the increased scope, geographic diversity and complexity of our operations;

•	diversion of management time and attention from our existing business;

•
liability for known or unknown environmental conditions or other contingent liabilities and greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results; and

•	the incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets.
PBF Energy may be required to incur additional consolidated indebtedness to finance the pending Torrance Acquisition. The increased indebtedness may have the effect, among other things, of reducing its flexibility to respond to changing business and economic conditions and increasing borrowing costs. The failure to successfully acquire and/or integrate either or both of the acquisitions could adversely impact its stock price and future business and operations.
In connection with our recently completed Chalmette Acquisition and pending Torrance Acquisition, we did not at the time we entered into the respective definitive agreements have access to the type of historical financial information that we will require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of these significant acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.
We have entered into transition services agreements with the sellers of the Chalmette Acquisition and we may enter into transition services agreements with the sellers of our pending Torrance Acquisition. Such services may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations.
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

2.1**
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015.(Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764))

10.1 (1)
Third Amended and Restated Employment Agreement between PBF Investments LLC and Thomas D. O'Malley, Executive Chairman of the Board of Directors of PBF Energy Inc. as of September 8, 2015. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 11, 2015 (File No. 001-35764))

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (2)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (2)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.
(1)	Indicates management compensatory plan or arrangement.
(2)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date	November 12, 2015	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	November 12, 2015	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1**
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015.(Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764))

10.1 (1)
Third Amended and Restated Employment Agreement between PBF Investments LLC and Thomas D. O'Malley, Executive Chairman of the Board of Directors of PBF Energy Inc. as of September 8, 2015. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 11, 2015 (File No. 001-35764))

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (2)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (2)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.
(1)	Indicates management compensatory plan or arrangement.
(2)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.