Form 10-K
period 2015-12-31
PBF Holding Co LLC; PBF Finance Corp
filed 2016-03-24
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒Yes ☐No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
PBF Holding Company LLC has no common stock outstanding. As of March 24, 2016 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.
PBF Finance Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc., the managing member of our direct parent PBF Energy Company LLC, filed with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders on March 22, 2016. Portions of the Proxy Statement of PBF Energy Inc. are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF HOLDING COMPANY LLC

Explanatory Note

This Form 10-K is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 95.1% of the outstanding economic interests in PBF LLC as of December 31, 2015. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

PART I
In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “we,” “our” or “us” refer to PBF Holding, and, in each case, unless the context otherwise requires, its consolidated subsidiaries. References to “subsidiary guarantors” refer to PBF Services Company LLC, PBF Power Marketing LLC, Paulsboro Natural Gas Pipeline Company LLC, Paulsboro Refining Company LLC (“Paulsboro Refining”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), PBF Investments LLC (“PBF Investments”), and Chalmette Refining, L.L.C. (“Chalmette Refining”), which are the subsidiaries of PBF Holding that guarantee PBF Holding's 8.25% Senior Secured Notes due 2020 (the “2020 Senior Secured Notes”) and 7.0% Senior Secured Notes due 2023 (the “2023 Senior Secured Notes”, and together with the 2020 Senior Secured Notes, the “Senior Secured Notes”) on a joint and several basis.
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

ITEM. 1 BUSINESS
Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate four domestic oil refineries and related assets, which we acquired in 2010, 2011 and November 2015. Our refineries have a combined processing capacity, known as throughput, of approximately 730,000 bpd, and a weighted-average Nelson Complexity Index of 11.7. The Company’s four oil refineries are aggregated into one reportable segment.
Our four refineries are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey and New Orleans, Louisiana. Our Mid-Continent refinery at Toledo processes light, sweet crude and has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s WTI-based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have the flexibility to receive crude and feedstock via both water and rail. We have expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013. The Delaware City rail unloading facility, which was transferred to our affiliate, PBF Logistics LP (“PBFX” or the “Partnership”), in 2014, allows our East Coast refineries the flexibility to source WTI-based crudes from Western Canada and the Mid-Continent, when doing so provides cost advantages versus traditional Brent-based international crudes. We believe this sourcing optionality is critical to the profitability of our East Coast refining system. The Chalmette Refinery, located outside of New Orleans, Louisiana, is a 189,000 bpd, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil. The facility is strategically positioned on the Gulf Coast with strong logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products.
On November 1, 2015, we closed our acquisition of the Chalmette refinery and related logistics assets (the “Chalmette Acquisition”). The Chalmette Acquisition included acquisition of 100% ownership of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore oil Port (“LOOP”) facility through a third party pipeline. We also acquired an 80% ownership in each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery via the Plantation and Colonial Pipelines. The purchase price was $322.0 million, plus estimated inventory and working capital of $243.3 million, which is subject to final valuation upon agreement of both parties. The transaction was financed through a combination of cash on hand and borrowings under our Revolving Loan (as defined below).
The Chalmette Acquisition represents our entry into the Gulf Coast market and we believe the acquisition offers numerous opportunities for us to potentially enhance earnings through exercising our commercial flexibility. The Gulf Coast is a product exporting region and this should be an opportunity for us to participate in the international as well as domestic market. Additionally, the Chalmette refinery currently distributes products to the product-short Northeastern United States through access to the Colonial pipeline and we believe there is an opportunity for the Chalmette refinery to increase its profitability by penetrating further into the local products market. We also entered into a market-based crude supply agreement with Petróleos de Venezuela S.A. (“PDVSA”) in connection with the acquisition. By being flexible in supplying products to the international market, exporting to Petroleum Administration for Defense District 3 (“PADD 3”) and increasing local sales, we believe the overall profitability of the refinery can be enhanced.
The acquisition of the Chalmette refinery gives us a broader more diversified asset base and increases the number of operating refineries from three to four, and our combined crude oil throughput capacity from 540,000 bpd to approximately 730,000 bpd. The acquisition provides us with a presence in the attractive PADD 3 market. The Chalmette refinery has excellent conversion capabilities and increases our ability to process low cost heavy sour and high acid crude oils.
PBF Holding is a wholly-owned subsidiary of PBF LLC and an indirect subsidiary of PBF Energy. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's refinery operating subsidiaries.
PBF Energy Inc.'s Public Offerings
We are a Delaware limited liability company and a holding company for our operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. We are a wholly-owned subsidiary of PBF LLC, and PBF Energy is the sole managing member of, and owner of an equity interest as of December 31, 2015 representing approximately 95.1% of the outstanding economic interests in PBF LLC.
On December 18, 2012, our indirect parent, PBF Energy completed its initial public offering. PBF Energy used the net proceeds of the offering to acquire approximately 24.4% of the membership interests in PBF LLC from certain of its existing members. As a result of the PBF Energy's initial public offering and related organization transactions, PBF Energy became the sole managing member of PBF LLC and operates and controls all of its business and affairs and consolidates the financial results of PBF LLC and its subsidiaries, including PBF Holding and PBF Finance. PBF Energy completed secondary offerings of its Class A common stock in 2013, 2014, and 2015. Additionally, on October 13, 2015, PBF Energy completed a public offering of an aggregate of 11,500,000 shares of Class A common stock (the “October 2015 Equity Offering”). As of December 31, 2015, PBF Energy held 97,781,933 PBF LLC Series C Units and its current and former executive officers and directors and certain employees and others beneficially held 4,985,358 PBF LLC Series A Units, and the holders of PBF Energy's issued and outstanding shares of Class A common stock have 95.1% of the voting power in PBF Energy and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 4.9% of the voting power.
Initial Public Offering of PBFX and Subsequent Drop-Down Transactions
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Holding in support of its refineries. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil and refined products. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). In connection with the PBFX Offering,

PBF Holding contributed to PBFX the assets and liabilities of certain crude oil terminaling assets. The assets were owned and operated by PBF Holding’s subsidiaries Delaware City Refining and Toledo Refining. The initial assets distributed consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of DCR, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of TRC. In a series of transactions in 2014 and 2015, PBF Holding distributed certain additional assets to PBF LLC, which in turn contributed those assets to PBFX. These transactions included the Delaware City heavy crude unloading rack (the “DCR West Rack”) on September 30, 2014, a tank farm and related facilities, including a propane storage and loading facility at TRC (the “Toledo Storage Facility”) on December 11, 2014, and the Delaware City Products Pipeline and Truck Rack at DCR on May 14, 2015 (as described below).
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Recent Developments
Pending Torrance Acquisition
On September 29, 2015, PBF Holding entered into a definitive Sale and Purchase Agreement (the “Torrance Sale and Purchase Agreement”) with ExxonMobil Oil Corporation (“ExxonMobil”) and its subsidiary, Mobil Pacific Pipeline Company (together, the “Torrance Sellers”), to purchase the Torrance refinery, and related logistics assets (collectively, the “Torrance Acquisition”). The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 bpd, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition is expected to further increase the Company's total throughput capacity to approximately 900,000 bpd.
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
The purchase price for the Torrance Acquisition is $537.5 million, plus inventory and working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. Additionally, as a condition of closing, the Torrance refinery is to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems, and shall have operated as required under the Torrance Sale and Purchase Agreement for a period of at least fifteen days after such restoration. PBF Energy expects to finance the transaction with a combination of cash on hand, and proceeds from the October 2015 Equity Offering and the offering of the 2023 Senior Secured Notes (the “2023 Senior Secured Notes Offering”). Following the expected completion of the Torrance Acquisition, our weighted average Nelson Complexity Index will increase to 12.2.
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
The diagram below depicts our organizational structure as of December 31, 2015:

Management
Public Stockholders
Shares of Class B common stock
Voting rights only
One vote to each PBF LLC Series A unit held by such holder
4.9% of voting power in PBF Energy Inc.
Class A common stock
95.1% of voting power in PBF Energy
100% of economic interests in PBF Energy
PBF LLC Series A Units
Represents 4.9% of the total economic interest of PBF LLC
Not publicly traded
No voting rights
Economic rights only
Exchangeable on one-for-one basis for shares of our Class A common stock
PBF Energy Inc.
(NYSE: PBF)
(PBF Energy)
Sole Managing Member and PBF LLC Series C units
Represents 95.1% of the total economic interest of PBF LLC
Number of PBF LLC Series C Units held equals number of shares of our Class A common stock outstanding
100% management power in PBF LLC
PBF Energy Company LLC
(PBF LLC)
PBF Logistics GP LLC
(PBF GP)
53.7% limited partner interest
Non-economic general partner interest
Public Unitholders Common Units
46.3% limited partner interest
PBF Logistics LP
(NYSE: PBFX)
(PBF Logistics)
PBF Holding Company LLC
(PBF Holding)
Revolving Loan
8.25% Senior Secured Notes due 2020
7.00% Senior Secured Notes due 2023
Operating Subsidiaries
Refining and Other Operating Subsidiaries
Rail Facility
Catalyst Leases
PBFX Revolving Credit Facility
PBFX Term Loan
PBFX Senior Notes due 2023

Refining Operations
We own and operate four refineries in PADDs 1, 2 and 3 providing geographic and market diversity. We produce a variety of products at each of our refineries, including gasoline, ULSD, heating oil, jet fuel, lubricants, petrochemicals and asphalt. We sell our products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations.
Delaware City Refinery
Acquisition and Re-Start. Through our subsidiaries, we acquired the idle Delaware City refinery and its related assets, including a petroleum product terminal, a petroleum products pipeline and an electric generation facility, on June 1, 2010 from affiliates of Valero for approximately $220.0 million in cash, consisting of approximately $170.0 million for the refinery, terminal and pipeline assets and $50.0 million for the power plant complex located on the property.
At the time of acquisition, we reached an agreement with the State of Delaware that provided for a five-year operating permit and up to approximately $45.0 million of economic support to re-start the facility, and negotiated a new long-term contract with the relevant union at the refinery. As of December 31, 2015, we had received $41.4 million in economic support from the State of Delaware under this agreement. We believe that the refinery’s ability to process lower quality crudes allows us to capture a higher margin as these lower quality crudes are typically priced at discounts to benchmark crudes, and to compete effectively in a region where product demand currently significantly exceeds refining capacity.
We completed the restart of the Delaware City Refinery in October 2011. Since our acquisition through December 31, 2015, we have invested in turnaround and re-start projects at Delaware City, as well as in the strategic development of crude rail unloading facilities. Crude delivered by rail to Delaware City can also be transported via barge to our Paulsboro refinery of other third party destinations. The Delaware City rail unloading facility, which was transferred to PBFX in 2014, allows our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crudes.
Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. Delaware City is a fully integrated operation that receives crude via rail at its crude unloading facilities, or ship or barge at its docks located on the Delaware River. The crude and other feedstocks are transported, via pipes, to an extensive tank farm where they are stored until processing. In addition, there is a 17-bay, 50,000 bpd capacity truck loading rack located adjacent to the refinery and a 23-mile interstate pipeline that are used to distribute clean products, which were transferred to PBFX in connection with its acquisition of the Delaware City Products Pipeline and Truck Rack in May 2015.
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
The Delaware City refinery primarily processes a variety of medium to heavy, sour crude oils, but can run light, sweet crude oils as well. The refinery has large conversion capacity with its 82,000 bpd FCC unit, 47,000 bpd FCU and 18,000 bpd hydrocracking unit with vacuum distillation. Hydrogen is provided via the refinery’s steam methane reformer and continuous catalytic reformer. The Delaware City refinery predominantly produces gasoline, diesel fuels and heating oil as well as certain lower value products such as petroleum coke and LPGs.

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
Feedstocks and Supply Arrangements. In April 2011, we entered into a crude and feedstock supply agreement with Statoil that expired on December 31, 2015. Pursuant to the agreement as amended in October 2012, we directed Statoil to purchase waterborne crude and other feedstocks for Delaware City and Statoil purchased these products on the spot market or through term agreements. Accordingly, Statoil entered into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, Statoil arranged transportation and insurance for these waterborne deliveries of crude and feedstock supply and we paid Statoil a per barrel fee for their procurement and logistics services. Subsequent to the termination of Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements.
Product Offtake. We currently market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements. Prior to June 30, 2013, we sold the bulk of Delaware City’s clean products to MSCG through an offtake agreement. Under the offtake agreement, MSCG purchased 100% of our finished clean products at Delaware City, which included gasoline, heating oil and jet fuel, as well as our intermediates. During the term of the offtake agreement, we sold the remainder of our refined products directly to a variety of customers on the spot market or through term agreements.
Inventory Intermediation Agreement. On June 26, 2013, we entered into an Inventory Intermediation Agreement with J. Aron (“Inventory Intermediation Agreement”) to support the operations of the Delaware City refinery, which commenced upon the termination of the product offtake agreement with MSCG. Pursuant to the Inventory Intermediation Agreement, J. Aron purchased certain of the finished and intermediate products (collectively the “Products”) located at the refinery upon termination of the MSCG product offtake agreement. J. Aron purchases the Products produced and delivered into the refinery's storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery's storage tanks. On May 29, 2015, we entered into amended and restated inventory intermediation agreements for both the Delaware City and Paulsboro refineries (the “A&R Intermediation Agreements”) with J. Aron pursuant to which certain terms of the existing Inventory Intermediation Agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Tankage Capacity. The Delaware City refinery has total storage capacity of approximately 10.0 million barrels. Of the total, 18 tanks with approximately 3.6 million barrels of storage capacity are dedicated to crude oil and other feedstock storage with the remaining approximately 6.4 million barrels allocated to finished products, intermediates and other products.
Energy and Other Utilities. Under normal operating conditions, the Delaware City refinery consumes approximately 65,000 MMBTU per day of natural gas. The Delaware City refinery has a 280 MW power plant located on-site that consists of two natural gas-fueled turbines with combined capacity of approximately 140 MW and four turbo-generators with combined nameplate capacity of approximately 140 MW. Collectively, this power plant produces electricity in excess of Delaware City’s refinery load of approximately 90 MW. Excess electricity is sold into the Pennsylvania-New Jersey-

Maryland, or PJM, grid. Steam is primarily produced by a combination of three dedicated boilers and supplemented by secondary boilers at the FCC and coker.
Paulsboro Refinery
Acquisition. We acquired the entities that owned the Paulsboro refinery (including an associated natural gas pipeline) on December 17, 2010, from Valero for approximately $357.7 million, excluding working capital. The purchase price excluded inventory purchased on our behalf by MSCG and Statoil.
Overview. Paulsboro has a throughput capacity of 180,000 bpd and a Nelson Complexity Index of 13.2. The Paulsboro refinery is located on approximately 950 acres on the Delaware River in Paulsboro, New Jersey, just south of Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River. Paulsboro is one of two operating refineries on the East Coast with coking capacity, the other being Delaware City. Major units at the Paulsboro refinery include crude distillation units, vacuum distillation units, an FCC unit, an Alkylation unit, a delayed coking unit, lube oil processing units and a propane deasphalting unit.
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
Feedstocks and Supply Arrangements. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. The crude purchased under this contract is priced off ASCI.
Product Offtake. Prior to June 30, 2013, we sold the bulk of Paulsboro’s clean products to MSCG through an offtake agreement. With the exception of certain jet fuel and lubricant sales, MSCG purchased 100% of our finished clean products and intermediates under the offtake agreement. During the term of the offtake agreement, we sold the remainder of our refined products directly to a variety of customers on the spot market or through term agreements. Subsequent to the termination of the offtake agreement, we market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements under which we sell approximately 35% of our Paulsboro refinery's gasoline production.
Inventory Intermediation Agreement. On June 26, 2013, the Company entered into an Inventory Intermediation Agreement with J. Aron to support the operations of the Paulsboro refinery, which commenced upon the termination of the product offtake agreement with MSCG. Pursuant to the Inventory Intermediation Agreement, J. Aron purchases the Products produced and delivered into the refinery's storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery's storage tanks. On May 29, 2015, the Company and J. Aron amended the Inventory Intermediation Agreement pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.

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
Toledo Refinery
Acquisition. Through our subsidiary, Toledo Refining, we acquired the Toledo refinery on March 1, 2011, from Sunoco for approximately $400.0 million, excluding working capital. We also purchased refined and certain intermediate products inventory for approximately $299.6 million, and MSCG purchased the refinery’s crude oil inventory on our behalf. Additionally, included in the terms of the sale was a five-year participation payment of up to $125.0 million payable to Sunoco based upon post-acquisition earnings of the refinery, which was paid in full.
Overview. Toledo has a throughput capacity of approximately 170,000 bpd and a Nelson Complexity Index of 9.2. Toledo primarily processes a slate of light, sweet crudes from Canada, the Mid-Continent, the Bakken region and the U.S. Gulf Coast. Toledo produces finished products including gasoline and ULSD, in addition to a variety of high-value petrochemicals including benzene, toluene, xylene, nonene and tetramer.
The Toledo refinery is located on a 282-acre site near Toledo, Ohio, approximately 60 miles from Detroit. Major units at the Toledo refinery include a crude unit, an FCC unit, an alkylation unit, a hydrocracker and a UDEX unit. Crude is delivered to the Toledo refinery through three primary pipelines: (1) Enbridge from the north, (2) Capline from the south and (3) Mid-Valley from the south. Crude is also delivered to a nearby terminal by rail and from local sources by truck to a truck unloading facility within the refinery.
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
Feedstocks and Supply Arrangements. We currently fully source our own crude oil needs for Toledo. Prior to July 31, 2014, we had a crude oil acquisition agreement with MSCG pursuant to which we directed MSCG to purchase crude and other feedstocks for Toledo. MSCG purchased crude and feedstocks on the spot market. Accordingly, MSCG entered into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, MSCG arranged transportation and insurance for the crude and feedstock supply and we paid MSCG a per barrel fee for their procurement and logistics services. We paid MSCG on a daily basis for the corresponding volume of crude or feedstocks two days after they were consumed in conjunction with the refining process.

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
Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.5 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 1.3 million barrels are dedicated to crude oil storage with the remaining 3.2 million barrels allocated to intermediates and products. A portion of storage capacity dedicated to crude oil and finished products was transferred to PBFX in conjunction with its acquisition of the Toledo Storage Facility in December 2014.
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
Chalmette Refinery
Acquisition. On November 1, 2015, we acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C. (collectively, the “Chalmette Sellers”), the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding. The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus estimated inventory and working capital of $243.3 million, which is subject to final valuation upon agreement by both parties.
Overview. The Chalmette refinery is located on a 400-acre site outside of New Orleans, Louisiana. It is a dual-train coking refinery with a Nelson Complexity Index of 12.7 and is capable of processing both light and heavy crude oil through its 189,000 bpd crude unit and downstream Coker, FCC and alkylation units. Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the LOOP facility through a third party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. Also included in the acquisition are a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility with approximately 7.5 million barrels of shell capacity.
The Chalmette refinery primarily processes a variety of light and heavy crude oils. The Chalmette refinery predominantly produces gasoline, diesel fuels and jet fuel and also manufactures high-value petrochemicals including benzene and xylene.
The following table approximates the Chalmette refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	189,000
Fluid Catalytic Cracking Unit (FCC)	72,000
Hydrotreating Units	158,000
Delayed Coker	29,000
Catalytic Reforming Units	22,000
Alkylation Unit (Alky)	15,000

Feedstocks and Supply Arrangements. In connection with the Chalmette Acquisition on November 1, 2015, we assumed a crude supply arrangement with PDVSA that has a ten year term with a renewal option for an additional five years, subject to certain early termination rights. The pricing for the crude supply is market based and is agreed upon on a quarterly basis by both parties. Additionally, we obtain crude and feedstocks from other sources through connections to the CAM and MOEM Pipelines as well as ship docks and truck racks.
Product Offtake. Products produced at the Chalmette refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of their clean products are delivered to customers via pipelines. The Chalmette refinery's ownership of the Collins Pipeline and T&M Terminal provide it with strategic access to Southeast and East Coast markets through third party logistics. The Chalmette refinery has an offtake agreement for its truck rack whereby ExxonMobil purchases approximately 50% of the 14,000 barrel per day capacity.
Tankage Capacity. Chalmette has a total tankage capacity of approximately 7.5 million barrels. Of this total, approximately 2.1 million barrels are allocated to crude oil storage with the remaining 5.4 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 30,000 MMBTU per day of natural gas. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen and steam from a third party supplier.
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel, and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2015, 2014 and 2013, gasoline and distillates accounted for 88.0%, 86.0% and 88.6% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. However, we do have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2015 and 2014, no single customer accounted for 10% or more of our revenues, respectively. Following the Chalmette Acquisition on November 1, 2015, ExxonMobil and its affiliates represented approximately 18% of our total trade accounts receivable as of December 31, 2015. As of December 31, 2014, no single customer accounted for 10% or more of our total trade accounts receivable.
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
Competition
The refining business is very competitive. We compete directly with various other refining companies on the East and Gulf Coasts and in the Mid-Continent, with integrated oil companies, with foreign refiners that import products into the United States and with producers and marketers in other industries supplying alternative forms of energy and fuels to satisfy the requirements of industrial, commercial and individual consumers. Some of our competitors have expanded the capacity of their refineries and internationally new refineries are coming on line which could also affect our competitive position.
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
Contribution Agreements
On May 8, 2014, PBFX, PBF GP, PBF Energy, PBF LLC, PBF Holding, DCR, Delaware City Terminaling Company LLC (“Delaware City Terminaling”) and TRC entered into the Contribution and Conveyance Agreement (the “Contribution Agreement I”). On May 14, 2014, concurrent with the closing of the PBFX Offering, the following transactions occurred pursuant to the Contribution Agreement I:

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

On September 30, 2014, PBF Holding, PBF LLC and PBFX closed the transaction contemplated by the Contribution Agreement dated September 16, 2014 (the “Contribution Agreement II”). Pursuant to the terms of the Contribution Agreement II, PBF Holding distributed to PBF LLC all of the equity interests of DCT II, which assets consisted solely of the DCR West Rack, immediately prior to the transfer of such equity interests by PBF LLC to PBFX. The DCR West Rack was previously owned and operated by PBF Holding’s subsidiary, DCT II, and is located at the Company's Delaware City refinery. PBFX paid to PBF LLC total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 589,536 common units, in exchange for the DCR West Rack.
On December 11, 2014, PBF Holding, PBF LLC and PBFX closed the transaction contemplated by the Contribution Agreement dated December 2, 2014 (“Contribution Agreement III”). Pursuant to the Contribution Agreement III, PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Toledo Terminaling, whose assets consisted of the Toledo Storage Facility. PBF LLC then contributed to PBFX all of the equity interests of Toledo Terminaling for total consideration payable to PBF LLC of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 620,935 common units.
On May 14, 2015, PBF Holding, PBF LLC and PBFX closed the transactions contemplated by the Contribution Agreement dated May 5, 2015 (“Contribution Agreement IV”). Pursuant to the Contribution Agreement IV, PBF Holding distributed all of the equity interests of Delaware Pipeline Company LLC (“DPC”) and Delaware City Logistics Company LLC (“DCLC”) to PBF LLC immediately prior to the contribution of such interests by PBF LLC to PBFX. The assets consisted of the Delaware City Products Pipeline and Truck Rack, for a total consideration payable to PBF LLC of $143.0 million, consisting of $112.5 million of cash and $30.5 million of PBFX common units, or 1,288,420 common units.

Commercial Agreements
In connection with the contribution agreements described above, PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various rail and truck terminaling and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to us. Prior to the PBFX Offering, the DCR Rail Terminal, Toledo Truck Terminal, the DCR West Rack and the Toledo Storage Facility and other assets contributed to PBFX subsequent to the PBFX Offering were owned, operated and maintained by PBF Holding. Therefore, PBF Holding did not previously pay a fee for the utilization of the facilities. Below is a summary of the agreements and corresponding fees for the use of each of the assets.
2014 Commercial agreements
Delaware City Rail Terminaling Services Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a rail terminaling services agreement with PBFX to obtain terminaling services at the DCR Rail Terminal (the “DCR Terminaling Agreement”).The DCR Terminaling Agreement terminates on the first December 31st following the seventh anniversary of the closing of the PBFX Offering and may be extended, at PBF Holding’s option, for up to two additional five-year terms. Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 85,000 bpd per quarter (calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel to the extent volumes exceed the minimum throughput commitment. PBF Holding also pays PBFX for providing related ancillary services at the terminal that are specified in the agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement. Effective January 1, 2015, the terminaling service fee was increased to $2.032 per barrel up to the minimum throughput commitment and $0.508 per barrel for volumes that exceed the minimum throughput commitment.
Toledo Truck Unloading & Terminaling Services Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a truck unloading and terminaling services agreement with PBFX to obtain terminaling services at the Toledo Truck Terminal, (as amended the “Toledo Terminaling Agreement”). The Toledo Terminaling Agreement terminates on the first December 31st following the seventh anniversary of the closing of the PBFX Offering and may be extended, at PBF Holding’s option, for up to two additional five-year terms. Under the Toledo Terminaling Agreement, PBF Holding was obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) adjustment by the amount of any increases in any operating costs greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement. Effective January 1, 2015, the terminaling service fee was increased to $1.016 per barrel.
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
Toledo Storage Facility Storage and Terminaling Services Agreement
On December 12, 2014, PBF Holding and Toledo Terminaling entered into a ten-year storage and terminaling services agreement (the “Toledo Storage Facility Storage and Terminaling Agreement”) under which PBFX, through Toledo Terminaling, will provide storage and terminaling services to PBF Holding in return for storage and throughput fees. The Toledo Storage Facility Storage and Terminaling Agreement can be extended by PBF Holding for two additional five-year periods.
The Toledo Storage Facility Storage and Terminaling Agreement requires PBFX to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the products rack and the overall capacity of the Toledo Storage Facility. PBF Holding pays a fee of $0.50 per barrel of shell capacity dedicated to PBF Holding under the Toledo Storage Facility Storage and Terminaling Agreement. The minimum throughput commitment for the propane storage and loading facility is at least 4,400 bpd (calculated on a quarterly average basis) for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment with no fee reduction for barrels loaded in excess of the minimum throughput commitment. The storage and terminaling service fee is subject to (i) increase or decrease effective January 1 of each year, beginning January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) adjustment by the amount of any increases in operating costs greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services under the Toledo Storage Facility Storage Terminaling Agreement.
PBFX is required to maintain the Toledo Storage Facility in a condition and with a capacity sufficient to store and handle a volume of PBF Holding's products at least equal to the current operating capacity for the storage facility as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Toledo Storage Facility Storage and Terminaling Agreement.
2015 Commercial Agreements
Delaware Pipeline Services Agreement
PBF Holding entered into a pipeline services agreement with PBFX (the “Delaware Pipeline Services Agreement”). Under the Delaware Pipeline Services Agreement, PBFX provides PBF Holding with pipeline throughput services in return for throughput fees. The Delaware Pipeline Services Agreement has an initial term of approximately ten years, after which PBF Holding has the option to extend the agreement for two additional five year periods, under which PBFX provides pipeline services to PBF Holding on the Delaware Products Pipeline. The minimum throughput commitment for the pipeline facility is 50,000 bpd, at an initial fee equal to $0.5266 per barrel for all volumes of product received on the pipeline equal to at least the minimum throughput commitment, in any contract quarter. The pipeline service fee is subject to (i) increase or decrease effective as of July 1 of each year, by the amount of any change in any inflationary index promulgated by the Federal Energy Regulatory Commission (“FERC”) in accordance with FERC’s indexing methodology or (ii) in the event that FERC terminates its indexing methodology during the term of the agreement, by a percentage equal to the change in the Consumer Price Index- All Urban Consumers (“CPI-U”). Effective July 2015, the pipeline service fee was raised to $0.5507 per barrel, due to an increase in the FERC tariff.
Delaware City Truck Loading Service Agreement
PBF Holding entered into a terminaling services agreement with PBFX (the “Delaware City Truck Loading Agreement”). Under the Delaware City Truck Loading Agreement, PBFX provides PBF Holding with terminaling services in return for fees. The Delaware City Truck Loading Agreement has an initial term of approximately ten years, after which PBF Holding has the option to extend the agreement for two additional five year periods, under which PBFX provides loading services to PBF Holding at the Delaware City Terminal. The minimum throughput commitment for the truck rack is (i) at least 30,000 bpd of gasoline, diesel and heating oil for a fee equal to $0.462 per barrel, and (ii) at least 5,000 bpd for LPGs for a fee equal to $2.52 per barrel for all volumes of product loaded into trucks at the products terminal equal to at least the minimum throughput commitment, in any contract quarter.
The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, commencing on January 1, 2016, by the amount of any change in the Producer Price Index provided that the fee may not be adjusted below the initial amount and (ii) adjustment by the amount of any increases in operating costs greater than the Producer

Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Delaware City Truck Loading Services Agreement.
Operational Agreements
PBF Holding and certain of its affiliates have entered into operational agreements with PBFX for the use of centralized corporate services. In accordance with such agreements, PBF Holding receives fees from PBFX for use of these services. Below is a summary of the agreements and corresponding fees that PBFX pays PBF Holding.
Third Amended and Restated Omnibus Agreement
Under the omnibus agreement (as amended from time to time, the “Omnibus Agreement”), PBFX, among other things, reimburses related affiliates, including PBF Holding, for services provided to PBFX. The omnibus agreement entered into on May 14, 2014 (the “Original Omnibus Agreement”) addressed the following matters:

•
PBFX's obligation to pay PBF LLC an administrative fee, in the amount of $2.30 million per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under the PBFX partnership agreement;

•	PBFX’s obligation to reimburse PBF LLC for the salaries and benefits costs of employees who devote more than 50% of their time to PBFX;

•	PBFX’s agreement to reimburse PBF Holding for all other direct or allocated costs and expenses incurred by PBF LLC on PBFX's behalf;

•	PBF LLC’s agreement not to compete with PBFX under certain circumstances, subject to certain exceptions;

•
PBFX’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the PBFX Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions;

•	a license to use the PBFX trademark and name; and

•
PBF Holding’s agreement to reimburse PBFX for certain expenditures up to $20.0 million per event (net of any insurance recoveries) related to the Contributed Assets for a period of five years after the closing of the PBFX Offering, and PBFX's agreement to bear the costs associated with the prior expansion of the DCR Rail Terminal crude unloading capability.

On September 30, 2014, the Original Omnibus Agreement was amended and restated in connection with the DCR West Rack Acquisition (the “A&R Omnibus Agreement”). The annual administrative fee to be paid by the Partnership to PBF Energy increased from $2.3 million to approximately $2.5 million. On December 12, 2014, the A&R Omnibus Agreement was amended and restated in connection with the Toledo Storage Facility Acquisition (the “Second A&R Omnibus Agreement”). The Second A&R Omnibus Agreement clarified the reimbursements to be made by the Partnership to PBF LLC and from PBF LLC to the Partnership and increased the annual administrative fee to be paid by the Partnership to PBF Energy from approximately $2.5 million to $2.7 million. Pursuant to the terms of the Original Omnibus Agreement, as amended by the A&R Omnibus Agreement and the Second A&R Omnibus Agreement the annual administrative fee of $2.7 million per year was reduced to $2.2 million per year effective as of January 1, 2015. On May 15, 2015, the Second A&R Omnibus Agreement was amended and restated in connection with the Delaware City Products Pipeline and Truck Rack Acquisition (the “Third A&R Omnibus Agreement”) resulting in an increase in the annual administrative fee from $2.2 million to $2.35 million.
Third Amended and Restated Operation and Management Services and Secondment Agreement
On May 14, 2014, PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement (the “Services Agreement”) with PBFX, pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. Under the agreement, PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, PBFX pays an initial annual fee of $0.5 million to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Second Amended and Restated Omnibus Agreement, provided that PBFX may terminate any service on 30 days’ notice. The Services Agreement was amended and restated in connection with the Contribution Agreement II (the “Amended and Restated Services Agreement”) and Contribution Agreement III (the “Second Amended and Restated Services Agreement”). The annual fee payable under the Amended and Restated Services Agreement increased from $0.5 million to $0.8 million (indexed for inflation) as a result of the inclusion of the DCR West

Rack and was further increased under the Second Amended and Restated Services Agreement to $4.4 million (indexed for inflation) as a result of the inclusion of the Toledo Storage Facility. On May 15, 2015, the Second Amended and Restated Services Agreement was amended and restated in connection with the Delaware City Pipeline and Truck Rack Acquisition (the “Third Amended and Restated Services Agreement”) resulting in an increase in the annual fee payable from $4.4 million to $4.5 million. All fees to be paid pursuant to the Third Amended and Restated Services Agreement are indexed for inflation. The Third Amended and Restated Services Agreement will terminate upon the termination of the Third Amended and Restated Omnibus Agreement, provided that the Partnership may terminate any service on 30 days’ notice.
Corporate Offices
We lease approximately 53,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2017. Functions performed in the Parsippany office include overall corporate management, refinery and HSE management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
Employees
As of December 31, 2015, we had approximately 2,270 employees. At Paulsboro, 286 of our 454 employees are covered by a collective bargaining agreement. In addition, 927 of our 1,584 employees at Delaware City, Toledo and Chalmette are covered by a collective bargaining agreement. None of our corporate employees are covered by a collective bargaining agreement. We consider our relations with the represented employees to be satisfactory. At Delaware City, Toledo and Chalmette, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers (“USW”). The agreements with the USW covering Delaware City and Toledo are scheduled to expire in February 2018 while the agreement with the USW covering Chalmette is scheduled to expire in January 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers (“IOW”) under a contract scheduled to expire in March 2018.
Environmental, Health and Safety Matters
The Company's refinery, pipeline and related operations are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of matter into the environment or otherwise relating to the protection of the environment, waste management and the characteristics and the compositions of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the refineries, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities. Permits are also required under these laws for the operation of our refineries, pipelines and related operations and these permits are subject to revocation, modification and renewal. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of operations and capital requirements. We believe that our current operations are in substantial compliance with existing environmental laws, regulations and permits.
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
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, six Northeastern states require heating oil with 15 PPM or less sulfur. By July 1, 2016, two more states are expected to adopt this requirement and by July 1, 2018 most of the remaining Northeastern states (except for Pennsylvania and New Hampshire) will require heating oil with 15 PPM or less sulfur. All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.
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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard (“RFS”) for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. However, in May 2015, the EPA re-proposed annual standards for RFS 2 for 2014, and proposed new standards for 2015 and 2016 and biomass-based diesel volumes for 2017. The final standards were issued on November 30, 2015. The standards issued by the EPA include volume requirements in the annual standards which, while below the volumes originally set by Congress, increased renewable fuel use in the U.S. above historical levels and provide for steady growth over time. The EPA also increased the required volume of biomass-based diesel in 2015, 2016, and 2017 while maintaining the opportunity for growth in other advanced biofuels. The Company is currently evaluating the final standards and they may have a material impact on the Company's cost of compliance with RFS 2.
On December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene will need to be implemented by January 30, 2018. The Company is currently evaluating the final standards to evaluate the impact of this regulation, and at this time does not anticipate it will have a material impact on the Company's financial position, results of operations or cash flows.
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
In connection with each of our acquisitions, we assumed certain environmental remediation obligations. In the case of the Paulsboro refinery, a self-guarantee is in place to meet state financial assurance requirements, in the amount of approximately $12.1 million, the estimated cost of the remediation obligations. Both the short and long-term portions of this environmental liability are recorded in accrued expenses and other long-term liabilities, respectively. In connection with the acquisition of the Chalmette refinery, the Company obtained $3.9 million in financial assurance (in the form of surety bond) to cover estimated site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of 30 years.
In connection with the acquisition of the Delaware City refinery, the prior owners remain responsible subject to certain limitations, for certain environmental obligations including ongoing remediation of soil and groundwater contamination at the site. Further, in connection with the Delaware City and Paulsboro acquisitions, we purchased two individual ten-year, $75.0 million environmental insurance policies to insure against unknown environmental liabilities at each refinery. In connection with the acquisition of the Toledo refinery, the seller, subject to certain limitations, initially retains remediation obligations which will transition to us over a 20-year period. However, there can be no assurance that any available indemnity, self-guarantee or insurance will be sufficient to cover any ultimate environmental liabilities we may incur with respect to our refineries, which could be significant. In connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the refinery.
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
“CAA” refers to the Clean Air Act.
“CAM Pipeline” refers to the Clovelly-Alliance-Meraux pipeline in Louisiana.
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
“crack spread” refers to a simplified calculation that measures the difference between the price for light products and crude oil. For example, we reference (a) the 2-1-1 crack spread, which is a general industry standard utilized by our Delaware City, Paulsboro and Chalmette refineries that approximates the per barrel refining margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of heating oil or ULSD, and (b) the 4-3-1 crack spread, which is a benchmark utilized by our Toledo refinery that approximates the per barrel refining margin resulting from processing four barrels of crude oil to produce three barrels of gasoline and one-half barrel of jet fuel and one-half barrel of ULSD.
“Dated Brent” refers to Brent blend oil, a light, sweet North Sea crude oil, characterized by API gravity of 38° and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.
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
“FCU” refers to fluid coking unit.

“GAAP” refers to U.S. generally accepted accounting principles developed by the Financial Accounting Standards Board for nongovernmental entities.
“GHG” refers to greenhouse gas.
“Group I base oils or lubricants” refers to conventionally refined products characterized by sulfur content less than 0.03% with a viscosity index between 80 and 120. Typically, these products are used in a variety of automotive and industrial applications.
“heavy crude oil” refers to a relatively inexpensive crude oil with a low API gravity characterized by high relative density and viscosity. Heavy crude oils require greater levels of processing to produce high value products such as gasoline and diesel.
“IPO” refers to the initial public offering of PBF Energy’s Class A common stock which closed on December 18, 2012.
“J. Aron” refers to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc.
“KV” refers to Kilovolts.
“LCM” refers to a GAAP requirement for inventory to be valued at the lower of cost or market.
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
“LLS” refers to Light Louisiana Sweet benchmark for crude oil reflective of Gulf coast economics for light sweet domestic and foreign crudes.
“LPG” refers to liquefied petroleum gas.
“Maya” refers to Maya crude oil, a heavy, sour crude oil characterized by API gravity of approximately 22° and a sulfur content of approximately 3.3 weight percent that is used as a benchmark for other heavy crude oils.
“MLP” refers to master limited partnership.
“MMbbls” refers to an abbreviation for million barrels.
“MMBTU” refers to million British thermal units.
“MMSCFD” refers to million standard cubic feet per day.
“MOEM Pipeline” refers to a pipeline that originates at a terminal in Empire, Louisiana approximately 30 miles north of the mouth of the Mississippi River. The MOEM Pipeline is 14 inches in diameter, 54 miles long and transports crude from South Louisiana to Chalmette Refining, L.L.C. The MOEM Pipeline transports Heavy Louisiana Sweet (HLS) and South Louisiana Intermediate (SLI) crude.
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
“NYMEX” refers to the New York Mercantile Exchange.
“NYSE” refers to the New York Stock Exchange.
“PADD” refers to Petroleum Administration for Defense Districts.
“Platts” refers to Platts, a division of The McGraw-Hill Companies.
“PPM” refers to parts per million.
“RINS” refers to renewable fuel credits required for compliance with the Renewable Fuels Standard.
“refined products” refers to petroleum products, such as gasoline, diesel and jet fuel, that are produced by a refinery.
“sour crude oil” refers to a crude oil that is relatively high in sulfur content, requiring additional processing to remove the sulfur. Sour crude oil is typically less expensive than sweet crude oil.
“Saudi Aramco” refers to Saudi Arabian Oil Company.
“Statoil” refers to Statoil Marketing and Trading (US) Inc.
“Sunoco” refers to Sunoco, Inc. (R&M).
“sweet crude oil” refers to a crude oil that is relatively low in sulfur content, requiring less processing to remove the sulfur than sour crude oil. Sweet crude oil is typically more expensive than sour crude oil.
“Syncrude” refers to a blend of Canadian synthetic oil, a light, sweet crude oil, typically characterized by API gravity between 30° and 32° and a sulfur content of approximately 0.1-0.2 weight percent.
“throughput” refers to the volume processed through a unit or refinery.
“turnaround” refers to a periodically required shutdown and comprehensive maintenance event to refurbish and maintain a refinery unit or units that involves the inspection of such units and occurs generally on a periodic cycle.
“ULSD” refers to ultra-low-sulfur diesel.
“Valero” refers to Valero Energy Corporation.
“WCS” refers to Western Canadian Select, a heavy, sour crude oil blend typically characterized by API gravity between 20° and 22° and a sulfur content of approximately 3.5 weight percent that is used as a benchmark for heavy Western Canadian crude oil.
“WTI” refers to West Texas Intermediate crude oil, a light, sweet crude oil, typically characterized by API gravity between 38° and 40° and a sulfur content of approximately 0.3 weight percent that is used as a benchmark for other crude oils.
“WTS” refers to West Texas Sour crude oil, a sour crude oil characterized by API gravity between 30° and 33° and a sulfur content of approximately 1.28 weight percent that is used as a benchmark for other sour crude oils.
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
In addition, the nature of our business requires us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales. For example, during the year ended December 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $427.2 million, reflecting the net change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $1,117.3 million at December 31, 2015.
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
Our profitability is affected by crude oil differentials and related factors, which fluctuate substantially.
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been cheaper than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City, Paulsboro and Chalmette refineries. For our Toledo refinery, historically crude prices have been slightly above the WTI benchmark, however, that premium to WTI typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the Dated Brent/WTI or related differential narrows. For example, the WTI/WCS differential, a proxy for the difference between light U.S. and heavy Canadian crudes, has decreased from $19.45 per barrel in 2014 to $11.87 per barrel for the year ended December 31, 2015, however, this decrease may not be indicative of the differential going forward. Moreover, a further narrowing of the light-heavy differential may reduce our refining margins and adversely affect our profitability and earnings. In addition, while our Toledo refinery benefits from a widening of the Dated Brent/WTI differential, a narrowing of this differential may result in our Toledo refinery losing a portion of its crude price advantage over certain of our competitors, which negatively impacts our profitability. This applies as well to our East Coast strategy of delivering crude by rail, which has been unfavorably impacted by narrowing Dated Brent/WTI differentials during 2015 and our rail related commitments. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in the future. Any further and continued narrowing of these differentials could have a material adverse effect on our business and profitability.

The recent repeal of the crude oil export ban in the United States may affect our profitability.

In December 2015, the United States Congress passed and the President signed the 2016 Omnibus Appropriations bill which included a repeal of the ban on the export of crude oil produced in the United States. The crude export ban was established by the Energy Policy and Conservation Act in 1975 to reduce reliance on foreign oil producing countries. While there are differing views on the magnitude of the impact of lifting the crude export ban on crude oil prices, most economists believe the export ban repeal will lead to higher crude oil prices and in turn higher gasoline prices in the United States. Crude oil is our most significant input cost and there is no guaranty that increases in our crude oil costs will be offset by corresponding increases in the selling prices of our refined products. As a result, an increase in crude oil prices resulting from the repeal of the crude oil export ban may reduce our profitability.

Our recent historical earnings have been concentrated and may continue to be concentrated in the future.
Our four refineries have similar throughput capacity, however, favorable market conditions due to, among other things, geographic location, crude and refined product slates, and customer demand, may cause an individual refinery to contribute more significantly to our earnings than others for a period of time. For example, our Toledo, Ohio refinery in the past has produced a substantial portion of our earnings. As a result, if there were a significant disruption to operations at this refinery, our earnings could be materially adversely affected (to the extent not recoverable through insurance) disproportionately to Toledo’s portion of our consolidated throughput. The Toledo refinery, or one of our other refineries, may continue to disproportionately affect our results of operations in the future. Any prolonged disruption to the operations of such refinery, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, could have a material adverse effect on our business, results of operations or financial condition.
A significant interruption or casualty loss at any of our refineries and related assets could reduce our production, particularly if not fully covered by our insurance. Failure by one or more insurers to honor its coverage commitments for an insured event could materially and adversely affect our future cash flows, operating results and financial condition.
Our business currently consists of owning and operating four refineries and related assets. As a result, our operations could be subject to significant interruption if any of our refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down or curtail production due to unforeseen events, such as acts of God, nature, orders of governmental authorities, supply chain disruptions impacting our crude rail facilities or other logistical assets, power outages, acts of terrorism, fires, toxic emissions and maritime hazards. Any such shutdown or disruption would reduce the production from that refinery. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refineries is forced to shut down for a significant period of time, it would have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.
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

Over the past few years, we expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, which significantly increased our capacity to unload crude by rail. Currently, the majority of the crude delivered to this facility is consumed at our Delaware City refinery, although we also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery. The Delaware City rail unloading facilities allow our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which can provide significant cost advantages versus traditional Brent-based international crudes. Any disruptions or restrictions to our supply of crude by rail due to problems with third party logistics infrastructure or operations or as a result of increased regulations could increase our crude costs and negatively impact our results of operations and cash flows.
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
Our Chalmette refinery, located on the Mississippi River, sources approximately 50% of its crude oil and feedstocks via marine terminals and approximately 50% via pipelines. The Chalmette refinery distributes approximately 80% of its refined products through the Collins Pipeline, 15% through marine terminals and 5% through its truck rack. As with our other refineries, any interruption of supply or delivery or other issues with logistical assets, or an increased cost of receiving crude oil and delivering refined products to market could negatively impact our results of operations and cash flows.
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
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long term capital needs. Our short-term working capital needs are primarily related to financing certain of our refined products inventory not covered by our various supply and Inventory Intermediation Agreements. We terminated our supply agreement with Statoil for our Delaware City refinery effective December 31, 2015 and our MSCG offtake agreements for our Paulsboro and Delaware City refineries effective July 1, 2013. Concurrent with the termination of our MSCG offtake agreements, we entered into Inventory Intermediation Agreements with J. Aron at our Paulsboro and Delaware City refineries. Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to certain of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the tanks at the refineries (or at other locations outside of the refineries as agreed upon by both parties). Furthermore, J. Aron agrees to sell the intermediate and finished products back to us as they are discharged out of the refineries' tanks (or other locations outside of the refineries as agreed upon by both parties). On May 29, 2015, the Company entered into amended and restated inventory intermediation agreements with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties. We market and sell the finished products independently to third parties.
If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Termination of our A&R Intermediation Agreements with J. Aron would require us to finance our refined products inventory covered by the agreements at terms that may not be as favorable. Additionally, we are obligated to repurchase from J. Aron all volumes of products located at the refineries’ storage tanks (or at other locations outside of the refineries as agreed upon by both parties) upon termination of these agreements, which may have a material adverse impact on our working capital and financial condition. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to support ongoing capital expenditures for equipment maintenance and upgrades during turnarounds at our refineries and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.
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
Global financial markets and economic conditions have been, and may continue to be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and the generally weak economic conditions. In addition, the fixed income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
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
We may not be successful in acquiring additional assets, and any acquisitions that we do consummate may not produce the anticipated benefits or may have adverse effects on our business and operating results. We may selectively consider strategic acquisitions in the future within the refining and mid-stream sector based on performance through the cycle, advantageous access to crude oil supplies, attractive refined products market fundamentals and access to distribution and logistics infrastructure. Our ability to do so will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on acceptable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth and many other factors beyond our control. Risks associated with acquisitions include those relating to the diversion of management time and attention from our existing business, liability for known or unknown environmental conditions or other contingent liabilities and greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results, and the incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets. We may also enter into transition services agreements in the future with sellers of any additional refineries we acquire. Such services may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations. In addition, it is likely that, when we acquire refineries, we will not have access to the type of historical financial information that we will require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of significant acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.
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
At Delaware City, Toledo and Chalmette, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers (“USW”). The agreements with the USW covering Delaware City and Toledo are scheduled to expire in February 2018 while the agreement with the USW covering Chalmette is scheduled to expire in January 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers (“IOW”) under a contract scheduled to expire in March 2018. Future negotiations after 2018 may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
Our hedging activities may limit our potential gains, exacerbate potential losses and involve other risks.
We may enter into commodity derivatives contracts to hedge our crude price risk or crack spread risk with respect to a portion of our expected gasoline and distillate production on a rolling basis. Consistent with that policy we may hedge some percentage of future crude supply. We may enter into hedging arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term and to protect against volatility in commodity prices. Our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging arrangements, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit our ability to benefit from favorable changes in crude oil and refined product prices. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

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
We do not apply hedge accounting to all of our commodity derivative contracts and, as a result, unrealized gains and losses will be charged to our earnings based on the increase or decrease in the market value of such unsettled positions. These gains and losses may be reflected in our income statement in periods that differ from when the underlying hedged items (i.e., gross margins) are reflected in our income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operational performance.
The adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivatives contracts to reduce the effect of commodity price, interest rate and other risks associated with our business.
The United States Congress in 2010 adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which, among other things, established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. In connection with the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has proposed rules to set position limits for certain futures and option contracts, and for swaps that are their economic equivalent, in the major energy markets. The legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements if we do not satisfy certain specific exceptions. The legislation may also require the counterparties to our derivatives contracts to transfer or assign some of their derivatives contracts to a separate entity, which may not be as creditworthy as the current counterparty. The legislation and any new regulations could significantly increase the cost of derivatives contracts (including through requirements to post collateral), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.
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
We are subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in future litigation or other proceedings. If we were to be held responsible for damages in any litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at each of our refineries. Currently remediation projects are underway in accordance with regulatory requirements at the Paulsboro, Delaware City and Chalmette refineries. In connection with the acquisitions of our refineries, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain existing and potential remediation obligations at the Paulsboro and Chalmette refineries. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our financial condition. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our financial condition, results of operations and cash flow. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and “Item 1. Business—Environmental, Health and Safety Matters.”
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
Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate GHGs under the existing federal Clean Air Act (the “CAA”). The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation

Climate change could have a material adverse impact on our operations and adversely affect our facilities.

Some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. We believe the issue of climate change will likely continue to receive scientific and political attention, with the potential for further laws and regulations that could materially adversely affect our ongoing operations.

In addition, as many of our facilities are located near coastal areas, rising sea levels may disrupt our ability to operate those facilities or transport crude oil and refined petroleum products. Extended periods of such disruption could have an adverse effect on our results of operation. We could also incur substantial costs to protect or repair these facilities.
Renewable fuels mandates may reduce demand for the refined fuels we produce, which could have a material adverse effect on our results of operations and financial condition. The market prices for RINs have been volatile and may harm our profitability.
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has issued Renewable Fuel Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels increases annually over time until 2022. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, the EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase renewable fuel credits, known as “RINS,” which may have fluctuating costs. We have seen a fluctuation in the cost of RINs, required for compliance with the RFS. We incurred approximately $171.6 million in RINs costs during the year ended December 31, 2015 as compared to $115.7 million and $126.4 million during the years ended December 31, 2014 and 2013, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability.
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
Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. The Secretary of Transportation issued an Emergency Restriction/Prohibition Order (the “Order”) that was later amended and restated on March 6, 2014 governing shipments of petroleum crude oil offered in transportation by rail. The Order requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only. To the extent that the Order is applicable, we believe our operations already comply with it and that the Order will not have a material impact on our cash flows. Subsequently, on May 7, 2014, the DOT issued a Safety Advisory warning rail shippers and carriers against the use of older design “111” rail cars for shipments of crude oil from the Bakken region. We do not expect this Safety Advisory will affect our operations because all of the rail cars utilized in crude oil service are the newer designed “CPC-1232” rail cars. Also on May 7, 2014, the DOT issued an order requiring rail carriers to provide certain notifications to State agencies along routes utilized by trains over a certain length carrying crude oil. The required notifications do not affect our unloading operations. In addition, in November 2014, the DOT issued a final rule regarding safety training standards under the Rail Safety Improvement Act of 2008. The rule required each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews. Recently, on May 1, 2015 the Pipeline and Hazardous Materials Safety Administration and the Federal Railroad Administration issued new final rules for enhanced tank car standards and operational controls for high-hazard flammable trains. While these new rules have just been issued and we are still evaluating the impact of these new rules, we do not believe the new rules will have a material impact on our operations or financial position and we believe we will be able to comply with the new rules without a material impact. If further changes in law, regulations or industry standards occur that result in requirements to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to our, or subsequently to third party refineries, our costs could increase, which could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to service our indebtedness.

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
The consummation of the Torrance Acquisition is subject to satisfaction of customary closing conditions. If these conditions are not satisfied or waived, the acquisition will not be consummated. Additionally, as a condition of closing, the Torrance refinery is required to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems and shall have operated as required under the acquisition agreement for a period of at least fifteen days after such restoration. The Torrance refinery’s ability to restart its FCC unit and thus return to full operation is contingent upon review and approval by the California Division of Occupational Safety and Health (“Cal/OSHA”) and the South Coast Air Quality Management District (“SCAQMD”). There is no certainty regarding the timing of the approval to restart Torrance’s FCC unit or that such approval will be granted at all by Cal/OSHA and SCAQMD, which ultimately may affect the timing and/or our ability to close the Torrance Acquisition. There can be no assurance that we will complete the Torrance Acquisition on the timeframe that we anticipate or under the terms set forth in the purchase agreement, or at all. Failure to complete the Torrance Acquisition or any delays in completing the acquisition could have an adverse impact on our future business and operations. In addition, we will have incurred significant acquisition-related expenses without realizing the expected benefits.
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

In connection with our recently completed Chalmette Acquisition and pending Torrance Acquisition, we did not have access to the type of historical financial information that we may require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of these significant acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.
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
Our substantial indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2015, we have total long-term debt, including the Delaware Economic Development Authority Loan and intercompany notes payable, of $1,743.0 million, excluding debt issuance costs, substantially all of which is secured, and we could incur an additional $682.3 million of senior secured indebtedness under our existing debt agreements. We may incur additional indebtedness in the future. Our strategy includes executing future refinery and logistics acquisitions. Any significant acquisition would likely require us to incur additional indebtedness in order to finance all or a portion of such acquisition. The level of our indebtedness has several important consequences for our future operations, including that:

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
Provisions in our indentures could discourage an acquisition of us by a third party.
Certain provisions of our indentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a “change in control” as described in the Senior Secured Notes, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase.

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
PBF Energy’s payment obligations under the tax receivable agreement are PBF Energy’s obligations and not obligations of PBF Holding, PBF Finance, or any of PBF Holding’s other subsidiaries. However, because PBF Energy is primarily a holding company with limited operations of its own, its ability to make payments under the tax receivable agreement is dependent on our ability to make future distributions to it. The indentures governing the Senior Secured Notes allow us to make tax distributions (as defined in the indenture), and it is expected that PBF Energy’s share of these tax distributions will be in amounts sufficient to allow PBF Energy to make On-Going Payments. The indentures governing the Senior Secured Notes also allow us to make a distribution sufficient to allow PBF Energy to make any payments required under the tax receivable agreement upon a change in control, so long as we offer to purchase all of the Senior Secured Notes outstanding at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any. If PBF Energy’s share of the distributions it receives under these specific provisions of the indentures is insufficient to satisfy its obligations under the tax receivable agreement, PBF Energy may cause us to make distributions in accordance with other provisions of the indentures in order to satisfy such obligations. In any case, based on our estimates of PBF Energy’s obligations under the tax receivable agreement, the amount of our distributions on account of PBF Energy’s obligations under the tax receivable agreement are expected to be substantial.
For example, with respect to On-Going Payments, assuming no material changes in the relevant tax law, and that PBF Energy earns sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that PBF Energy On-Going Payments under the tax receivable agreement relating to exchanges that occurred prior to that date to aggregate $661.4 million and to range over the next 5 years from approximately $37.5 million to $56.6 million per year and decline thereafter. Further On-Going Payments by PBF Energy in respect of subsequent exchanges of PBF LLC Series A Units would be in addition to these amounts and are expected to be substantial as well. With respect to the Change of Control Payment, assuming that the market value of a share of PBF Energy’s Class A common stock equals $36.81 per share of Class A common stock (the closing price on December 31, 2015) and that LIBOR were to be 1.85%, we estimate as of December 31, 2015 that the aggregate amount of these accelerated payments would have been approximately $625.4 million if triggered immediately on such date. Our existing indebtedness may limit our ability to make distributions to PBF LLC, and in turn to PBF Energy to pay these obligations. These provisions may deter a potential sale of our Company to a third party and may otherwise make it less likely a third party would enter into a change of control transaction with PBF Energy or us.
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
We depend on PBFX to receive, handle, store and transfer crude oil and petroleum products for us from our operations and sources located throughout the United States and Canada in support of our four refineries under long-term, fee-based commercial agreements with us. These commercial agreements have an initial term of approximately seven to ten years and include minimum quarterly commitments and inflation escalators. If we fail to meet the minimum commitments during any calendar quarter, we will be required to make a shortfall payment quarterly to PBFX equal to the volume of the shortfall multiplied by the applicable fee.
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
All of the executive officers and a majority of the initial directors of PBF GP are also current or former officers of PBF Energy. Conflicts of interest could arise as a result of this arrangement.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
See “Item 1. Business”.

ITEM 3. LEGAL PROCEEDINGS
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the “Appellants”) regarding an air permit Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”) obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the “EAB”) and appeals Secretary’s Order No. 2013-A-0020.

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
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control (“DNREC”) issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve the assessment. It is possible that DNREC will assess a penalty in this matter but any such amount is not expected to be material to the company.
As of November 1, 2015, the Company acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. It is possible that LDEQ will assess an administrative penalty against Chalmette Refining, but any such amount is not expected to be material to the Company.

ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
We are a privately-owned company with no established public trading market for our membership units.
Holders
At December 31, 2015, 100% of our outstanding membership interests was held by PBF LLC. PBF Finance had 100 shares of common stock outstanding, all of which were held by us. None of the membership interests are publicly traded, and none were issued or sold in 2015.
Dividend and Distribution Policy
We made cash distributions to PBF LLC in the amount of $350.7 million during 2015, which in turn made cash distributions (including tax distributions) of an equivalent amount to its members including PBF Energy.
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
Our ability to pay dividends and make distributions to PBF LLC is, and in the future may be, limited by covenants in our asset based revolving credit agreement (the “Revolving Loan”), our Senior Secured Notes and other debt instruments. Subject to certain exceptions, the Revolving Loan and the indentures governing the Senior Secured Notes prohibit us from making distributions to PBF LLC if certain defaults exist. In addition, both the indentures and the Revolving Loan contain additional restrictions limiting our ability to make distributions to PBF LLC.
Based upon our operating results for the year ended December 31, 2015, we were permitted, under our Revolving Loan, Senior Secured Notes and other debt instruments, to make distributions to PBF LLC so that PBF LLC could make tax distributions to its members and make quarterly distributions to its members in an amount sufficient for PBF Energy to declare and pay a quarterly dividend of $0.30 per share on its Class A common stock. Our ability to comply with the foregoing limitations and restrictions is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. As a result, we cannot assure you that we will be able to continue to make distributions. See “Item 1A. Risk Factors”
PBF Holding paid $350.7 million in distributions to PBF LLC during the year ended December 31, 2015. PBF LLC used $112.8 million of this amount in total to make four separate non-tax distributions of $0.30 per unit ($1.20 per unit in total) to its members, of which $106.6 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $106.6 million to pay four separate equivalent cash dividends of $0.30 per share of Class A common stock on November 25, 2015, August 10, 2015, May 27, 2015, and March 10, 2015. PBF LLC used the remaining $237.9 million from PBF Holding’s distribution to make tax distributions to its members, including $224.7 million to PBF Energy.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical consolidated financial and other data of PBF Holding. The selected historical consolidated financial data for each of the fiscal years ended as of December 31, 2015, 2014, and 2013, respectively, have been derived from our audited consolidated financial statements. The selected historical consolidated financial data for the years ended as of December 31, 2012 and 2011 have been derived from the audited financial statements of PBF Holding not included in this Annual Report on Form 10-K. As a result of the Toledo and Chalmette acquisitions, the historical consolidated financial results of PBF Holding only include the results of operations for Toledo and Chalmette from March 1, 2011 and November 1, 2015 forward, respectively.
The historical consolidated financial data and other statistical data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and our consolidated financial statements and the related notes thereto, included in “Item 8. Financial Statements and Supplementary Data.”

The following tables reflect our financial and operating highlights (amounts in thousands) for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of operations data:
Revenues	$13,123,929	$19,828,155	$19,151,455	$20,138,687	$14,960,338
Costs and expenses:
Cost of sales, excluding depreciation	11,611,599	18,514,054	17,803,314	18,269,078	13,855,163
Operating expenses, excluding depreciation	889,368	880,701	812,652	738,824	658,831
General and administrative expenses (1)	166,904	140,150	95,794	120,443	86,911
Gain on sale of asset	(1,004)	(895)	(183)	(2,329)	—
Depreciation and amortization expense	191,110	178,996	111,479	92,238	53,743
Income (loss) from operations	265,952	115,149	328,399	920,433	305,690
Other (expense) income:
Change in fair value of contingent consideration	—	—	—	(2,768)	(5,215)
Change in fair value of catalyst lease obligation	10,184	3,969	4,691	(3,724)	7,316
Interest (expense), net	(88,194)	(98,001)	(94,214)	(108,629)	(65,120)
Income before income taxes	187,942	21,117	238,876	805,312	242,671
Income taxes	648	—	—	—	—
Net Income	187,294	21,117	238,876	805,312	242,671
Less income attributable to noncontrolling interest	274	—	—	—	—
Net income attributable to PBF Holding LLC	187,020	21,117	238,876	805,312	242,671

Balance sheet data (at end of period) :
Total assets	$5,082,722	$4,013,762	$4,192,504	$4,085,264	$3,607,129
Total long-term debt (2)	1,272,937	750,349	747,576	729,980	804,865
Total equity	1,821,284	1,630,516	1,772,153	1,751,654	1,110,918
Other financial data :
Capital expenditures (3)	$414,177	$625,403	$415,702	$222,688	$574,883

(1)
Includes acquisition related expenses consisting primarily of consulting and legal expenses related to the Chalmette Acquisition and pending Torrance Acquisition of $5.8 million in 2015 as well as the Paulsboro and Toledo acquisitions and non-consummated acquisitions of $0.7 million in 2011.

(2)	Total long-term debt, excluding debt issuance costs and intercompany notes payable, includes current maturities and our Delaware Economic Development Authority Loan.

(3)
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
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995, of expected future developments that involve risk and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking information in this Annual Report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•termination of our A&R Intermediation Agreements with J. Aron could have a material adverse effect on our liquidity, as we would be required to finance our refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain intermediates and finished products located at the Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility or ability to make distributions;
•our assumptions regarding payments arising under PBF Energy's tax receivable agreement and other arrangements relating to PBF Energy;
•our expectations and timing with respect to our acquisition activity;
•our expectations with respect to our capital improvement and turnaround projects;
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
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy and related commitments;
•adverse impacts related to recent legislation by the federal government lifting the restrictions on exporting U.S. crude oil;
•market risks related to the volatility in the price of Renewable Identification Numbers (“RINS”) required to comply with the Renewable Fuel Standards;
•adverse impacts from changes in our regulatory environment or actions taken by environmental interest groups;
•our ability to consummate the pending acquisition of the ownership interests of the Torrance refinery and related logistics assets, the timing for the closing of such acquisition and our plans for financing such acquisition;
•our ability to complete the successful integration of the completed acquisition of Chalmette Refining, and the pending Torrance Acquisition into our business and to realize the benefits from such acquisitions;
•liabilities arising from the Chalmette Acquisition and/or Torrance Acquisition that are unforeseen or exceed our expectations; and
•any decisions we make with respect to our energy-related logistical assets that may be transferred to PBFX.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.
Explanatory Note
This Annual Report on Form 10-K is filed by PBF Holding and PBF Finance. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is a wholly-owned subsidiary of PBF LLC and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Holding is an indirect subsidiary of PBF Energy, which is the sole managing member of, and owner of an equity interest representing approximately 95.1% of the outstanding economic interests in PBF LLC as of December 31, 2015. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Holding and its consolidated subsidiaries.
Executive Summary
We were formed in March 2008 to pursue the acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate four domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio and New Orleans, Louisiana. Our refineries have a combined processing capacity, known as throughput, of approximately 730,000 bpd, and a weighted average Nelson Complexity Index of 11.7. The Company’s four oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into one reportable segment.
The following table summarizes our history and key events:

March 2008	PBF was formed.
June 2010	The idle Delaware City refinery and its related assets were acquired from Valero.
December 2010	The Paulsboro refinery and its related assets were acquired from affiliates of Valero.
March 2011	The Toledo refinery and its related assets were acquired from Sunoco.
October 2011	The Delaware City refinery became operational.
February 2012	We issued $675.5 million aggregate principal amount of 8.25% Senior Secured Notes due 2020.
December 2012	PBF Energy completed the initial public offering of its common equity. In connection with the initial public offering, PBF Energy became the sole managing member of PBF LLC.
February 2013	PBFX was formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets.
May 2014	PBFX completed its initial public offering of 15,812,500 common units at a price to the public of $23.00 per unit.
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
May 2015
PBF Holding distributed to PBF LLC, which in turn contributed to PBFX, all the equity interests of DPC and DCLC, for total consideration from PBFX of $143.0 million, consisting of $112.5 million of cash and $30.5 million of Partnership common units, or 1,288,420 common units.

September 2015	PBF Energy announced the pending Torrance Acquisition.
October 2015	PBF Energy completed a public offering of 11,500,000 shares of its Class A common stock.
November 2015	The Chalmette refinery and its related assets were acquired from ExxonMobil and PDV Chalmette, Inc.
November 2015	PBF Holding issued $500.0 million aggregate principal amount of 7.00% Senior Secured Notes due 2023.

Factors Affecting Comparability
Our results over the past three years have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance and financial condition.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, Inc., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets. The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding.
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

The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus estimated inventory and working capital of $243.3 million, which is subject to final valuation upon agreement by both parties. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line.
Initial Public Offering of PBFX
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Holding in support of its refineries. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil and refined products. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX.
PBF GP serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. On May 14, 2014, PBFX completed its initial public offering. In connection with the PBFX Offering, PBF Holding contributed to PBFX the assets and liabilities of certain crude oil terminaling assets. The assets were owned and operated by PBF Holding’s subsidiaries Delaware City Refining and Toledo Refining. The initial assets distributed consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of DCR, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal”), which was part of TRC. In a series of transactions in 2014 and 2015, PBF Holding distributed certain additional assets to PBF LLC, which in turn contributed those assets to PBFX. These transactions included the Delaware City heavy crude unloading rack (the “DCR West Rack”) on September 30, 2014, a tank farm and related facilities, including a propane storage and loading facility at TRC (the “Toledo Storage Facility”) on December 11, 2014 and the Delaware City Products Pipeline and Truck Rack at DCR on May 14, 2015.
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

•
PBF Holding contributed, at their historical cost, (i) all of the interests in Delaware City Terminaling and (ii) the Toledo Truck Terminal to PBFX in exchange for (a) 74,053 common units and 15,886,553 subordinated units representing an aggregate 50.2% limited partner interest in PBFX, (b) all of PBFX’s incentive distribution rights, (c) the right to receive a distribution of $30.0 million from PBFX as reimbursement for certain preformation capital expenditures attributable to the contributed assets, and (d) the right to receive a distribution of $298.7 million; and in connection with the foregoing, PBFX redeemed PBF Holding’s initial partner interests in PBFX for $1.0 thousand.

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

Effective May 14, 2015, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of DPC and DCLC, whose assets consist of the Delaware City Products Pipeline and Truck Rack, for total consideration of $143.0, consisting of $112.5 million of cash and $30.5 million of PBFX common units, or 1,288,420 common units.
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
2014 Commercial Agreements
Delaware City Rail Terminaling Services Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into the DCR Terminaling Agreement. Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 85,000 bpd per quarter (calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease to $0.50 per barrel for volumes that exceed the minimum throughput commitment. PBF Holding also pays PBFX for providing related ancillary services at the terminal that are specified in the agreement. The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, beginning with January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) an adjustment by the amount of any increases in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement. Effective January 1, 2015, the terminaling service fee was increased to $2.032 per barrel up to the minimum throughput commitment and $0.508 per barrel for volumes that exceed the minimum throughput commitment.
Toledo Truck Unloading & Terminaling Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into the Toledo Terminaling Agreement as amended. Under the Toledo Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) adjustment by the amount of any increase in operating costs greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement. Effective January 1, 2015, the terminaling service fee was increased to $1.016 per barrel.
Delaware City West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and DCT II entered into the West Ladder Rack Terminaling Agreement under which PBFX, through DCT II, provides rail terminaling services to PBF Holding. DCT II was merged with and into Delaware City Terminaling, a wholly-owned subsidiary of PBFX, with all property, rights, liabilities and obligations of DCT II vesting in Delaware City Terminaling as the surviving company. The agreement may be extended by PBF Holding for two additional five year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 40,000 bpd for a terminaling service fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the West Ladder Rack Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) adjustment by the amount of any increase in operating costs greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.
Toledo Storage Facility Storage and Terminaling Services Agreement
On December 12, 2014, PBF Holding and Toledo Terminaling entered into the Toledo Storage Facility Storage and Terminaling Agreement under which PBFX, through Toledo Terminaling, will provide storage and terminaling services to PBF Holding. The Toledo Storage Facility Storage and Terminaling Agreement can be extended by PBF Holding for two additional five-year periods. Under the Toledo Storage Facility Storage and Terminaling Agreement, PBFX will provide PBF Holding with storage and throughput services in return for storage and throughput fees.
The storage lease requires PBFX to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the products rack and the overall capacity of the Toledo Storage Facility. PBF Holding pays a lease fee of $0.50 per barrel of shell capacity dedicated and operable to PBF Holding under the Toledo Storage Facility Storage and Terminaling Agreement. The minimum throughput commitment for the propane storage and loading facility will be 4,400 bpd (calculated on a quarterly average basis) for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment with no fee reduction for barrels loaded in excess of the minimum throughput commitment. The storage and terminaling services fee is subject to (i) increase or decrease effective as of January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) adjustment by the amount of any increases in operating costs greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services under the Toledo Storage Facility Storage and Terminaling Agreement.
PBFX is required to maintain the Toledo Storage Facility in a condition and with a capacity sufficient to store and handle a volume of PBF Holding's products at least equal to the current operating capacity for the storage facility as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Toledo Storage Facility Storage and Terminaling Agreement.
2015 Commercial Agreements
Delaware Pipeline Services Agreement
On May 15, 2015, PBF Holding and Delaware Pipeline Company LLC entered into a pipeline services agreement (the “Delaware Pipeline Services Agreement”) under which PBFX provides pipeline services to PBF Holding. The initial term of the Delaware Pipeline Services Agreement is approximately ten years, after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the Delaware Pipeline Services Agreement, PBF Holding is obligated to throughput aggregate volumes on the Delaware Products Pipeline as follows:

•
The minimum throughput commitment is at least 50,000 bpd, at an initial fee equal to $0.5266 per barrel for all volumes of product received on the pipeline equal to at least the minimum throughput commitment, in any contract quarter.

•
The pipeline service fee is subject to (i) increase or decrease effective as of July 1 of each year, by the amount of any change in any inflationary index promulgated by the Federal Energy Regulatory Commission (“FERC”) in accordance with FERC’s indexing methodology or (ii) in the event that FERC terminates its indexing methodology during the term of the agreement, by a percentage equal to the change in the Consumer Price Index- All Urban Consumers (“CPI-U”). Effective July 1, 2015, the pipeline service fee was raised to $0.5507 per barrel, due to an increase in the FERC tariff.

Delaware City Truck Loading Services Agreement
On May 15, 2015, PBF Holding and Delaware City Logistics Company LLC entered into a terminaling services agreement (the “Delaware City Truck Loading Services Agreement”) under which PBFX provides terminaling services to PBF Holding. The initial term of the Delaware City Truck Loading Services Agreement is approximately ten years, after which PBF Holding has the option to extend the agreement for two additional five year periods. Under the Delaware City Truck Loading Services Agreement, PBF Holding is obligated to throughput aggregate volumes on the Delaware City Truck Rack as follows:

•
The minimum throughput commitment is (i) at least 30,000 bpd of gasoline, diesel and heating oil for a fee equal to $0.462 per barrel; and (ii) at least 5,000 bpd of LPGs for a fee equal to $2.52 for all volumes of product loaded into trucks at the product terminal equal to at least the minimum throughput commitment, in any contract quarter.

•
The terminaling service fee is subject to (i) increase or decrease effective as of January 1 of each year, commencing on January 1, 2016, by the amount of any change in the Producer Price Index provided that the fee may not be adjusted below the initial amount and (ii) adjustment by the amount of any increases in operating costs greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Delaware City Truck Loading Services Agreement.

Operational Agreements
PBF Holding and certain related affiliates have entered into operational agreements with PBFX for the use of centralized corporate services. In accordance with such agreements, PBF Holding receives fees from PBFX for use of these services. Below is a summary of the agreements and corresponding fees that PBFX pays PBF Holding.
Third Amended and Restated Omnibus Agreement
On May 14, 2014, PBF Holding entered into the Omnibus Agreement by and among PBFX, PBF GP, PBF LLC and PBF Holding for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions
The Omnibus Agreement addresses the following matters:

•
PBFX’s obligation to pay PBF Holding, an administrative fee, in the amount of $2.4 million per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under the Partnership Agreement);

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

•
PBF Holding’s agreement to reimburse PBFX for certain expenditures up to $20.0 million per event (net of any insurance recoveries) related to the contributed assets for a period of five years after the closing of the PBFX Offering, and PBFX's agreement to bear the costs associated with the expansion of the DCR Rail Terminal crude unloading capability. The liability arising from this agreement is classified as “Accounts Payable - Affiliate” on the PBF Holding consolidated balance sheet.

The Omnibus Agreement was amended and restated on September 30, 2014 in connection with the Contribution Agreement II and again on December 12, 2014 in connection with the Contribution Agreement III. The annual fee payable under the Amended and Restated Omnibus Agreement increased from $2.3 million to $2.5 million as a result of the inclusion of the DCR West Rack, and was further increased under the Second Amended and Restated Omnibus Agreement to $2.7 million as a result of the inclusion of the Toledo Storage Facility. Effective January 1, 2015, pursuant to the Omnibus Agreement as amended, the annual fee was reduced to $2.2 million. The Omnibus Agreement was last amended on May 15, 2015 to include the Delaware City Products Pipeline and Truck Rack. Pursuant to the Third Amended and Restated Omnibus Agreement, the annual administrative fee was increased to $2.4 million per year from $2.2 million per year.
Third Amended and Restated Operation and Management Services and Secondment Agreement
On May 14, 2014, PBF Holding and certain of its subsidiaries entered into the Services Agreement with PBFX, pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. Under the agreement, PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. In addition, PBFX pays an initial annual fee of $0.5 million to PBF Holding for the provision of such services pursuant to the Services Agreement. The Services Agreement will terminate upon the termination of the Second Amended and

Restated Omnibus Agreement, provided that PBFX may terminate any service on 30 days’ notice. The Services Agreement was amended and restated in connection with the Contribution Agreement II and Contribution Agreement III. The annual fee payable under the Amended and Restated Services Agreement increased from $0.5 million to $0.8 million (indexed for inflation) as a result of the inclusion of the DCR West Rack and was further increased under the Second Amended and Restated Services Agreement to $4.4 million (indexed for inflation) as a result of the inclusion of the Toledo Storage Facility. The operation and management services and secondment agreement was amended, effective as of the closing of the Delaware City Products Pipeline and Truck Rack acquisition, increasing the annual fee to $4.5 million.
Amended and Restated Asset Based Revolving Credit Facility
On an ongoing basis, the Revolving Loan is available to be used for working capital and other general corporate purposes. In 2012, we amended the Revolving Loan to increase the aggregate size from $500.0 million to $965.0 million. In addition, the Revolving Loan was amended and restated on October 26, 2012 to increase the maximum availability to $1.375 billion, extend the maturity date to October 26, 2017 and amend the borrowing base to include non-U.S. inventory. The agreement was expanded again in December 2012 and November 2013 to increase the maximum availability from $1.375 billion to $1.610 billion. On August 15, 2014, the agreement was amended and restated once more to, among other things, increase the maximum availability to $2.500 billion and extend its maturity to August 2019. The amended and restated Revolving Loan includes an accordion feature which allows for aggregate commitments of up to $2.750 billion. In November and December 2015, we increased the maximum availability under the Revolving Loan to $2.600 billion and $2.635 billion, respectively, in accordance with its accordion feature. The commitment fees on the unused portions, the interest rate on advances and the fees for letters of credit have also been reduced in the amended and restated Revolving Loan.
Senior Secured Notes Offering
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of the 2023 Senior Secured Notes. The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. The Company intends to use the proceeds for general corporate purposes, including to fund a portion of the purchase price for the pending acquisition of the Torrance refinery and related logistics assets.
Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”). The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the “Eligible Railcars”) before December 2015. The amount available to be advanced under the Rail Facility equals 70.0% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement.
On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity from March 31, 2016 to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the used portion of the Rail Facility. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty. On the first anniversary of the closing of the amendment, the advance rate adjusts automatically to 65%.
J. Aron Intermediation Agreements
On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements (“A&R Intermediation Agreements”) with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the products back to Paulsboro refinery and Delaware City refinery as the products are discharged out of the refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the products independently to third parties.

Crude Oil Acquisition Agreement Terminations
Effective July 31, 2014, PBF Holding terminated the Amended and Restated Crude Oil Acquisition Agreement, dated as of March 1, 2012 as amended (the “Toledo Crude Oil Acquisition Agreement”) with MSCG.  Under the terms of the Toledo Crude Oil Acquisition Agreement, we previously acquired substantially all of our crude oil for our subsidiary's Toledo refinery from MSCG through delivery at various interstate pipeline locations. No early termination penalties were incurred by us as a result of the termination. We began sourcing our own crude oil needs for Toledo upon termination.
Effective December 31, 2015, our crude oil supply agreement with Statoil for the Delaware City refinery expired. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers, including Saudi Aramco and others, on the spot market or through term agreements. We have a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries.
Renewable Fuels Standard
We have seen fluctuations in the cost of renewable fuel credits, known as RINs, required for compliance with the RFS. We incurred approximately $171.6 million in RINs costs during the year ended December 31, 2015 as compared to $115.7 million and $126.4 million during the years ended December 31, 2014 and 2013, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
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
Benchmark Refining Margins
In assessing our operating performance, we compare the refining margins (revenue less materials cost) of each of our refineries against a specific benchmark industry refining margin based on crack spreads. Benchmark refining margins take into account both crude and refined petroleum product prices. When these prices are combined in a formula they provide a single value—a gross margin per barrel—that, when multiplied by throughput, provides an approximation of the gross margin generated by refining activities.
The performance of our East Coast refineries generally follows the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Toledo refinery generally follows the WTI (Chicago) 4-3-1 benchmark refining margin. Our Chalmette refinery generally follows the LLS (Gulf Coast) 2-1-1 benchmark refining margin.
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
Other Factors
We currently source our crude oil for the Paulsboro, Delaware City and Chalmette refineries on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements with Saudi Aramco and PDVSA. Our crude oil supply agreement with Statoil for Paulsboro was terminated effective March 31, 2013, at which time we began to source Paulsboro’s crude oil and feedstocks independently. Our crude oil supply agreement with Statoil for Delaware City expired on December 31, 2015. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers, including Saudi Aramco and others, on the spot market or through term agreements. We have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. We have a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. Prior to the termination of the Toledo Crude Oil Acquisition Agreement, our Toledo refinery sourced domestic and Canadian crude oil through similar market purchases through this crude supply contract with MSCG. Subsequently, our Toledo refinery has sourced its crude oil and feedstocks independently. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our Paulsboro and Delaware City refineries access their crude slates from the Delaware River via ship or barge and through our and PBFX's rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries.
Since 2012, we have expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities. Currently, crude oil delivered by rail to this facility is consumed at our Delaware City refinery. We may also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. In 2014, we and PBFX completed a project to expand the Delaware City heavy crude rail unloading facility. The Delaware City rail unloading facility, which was transferred to PBFX in 2014, allows our East Coast refineries to source WTI-based crude oil from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crude oils.
During 2012 and January 2013, we entered into agreements to lease or purchase 5,900 crude railcars which will enable us to transport crude oil by rail to each of our refineries. A portion of these railcars were purchased via the Rail Facility entered into during 2014. Additionally, we have purchased a portion of these railcars and subsequently sold them to a third party, which has leased the railcars back to us for periods of between four and seven years. As of December 31, 2015 and 2014, we have purchased and subsequently leased back 1,122 and 1,403 railcars, respectively. Our railcar fleet, at times, provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and Mid-Continent.
Our operating cost structure is also important to our profitability. Major operating costs include costs relating to employees and contract labor, energy, maintenance and environmental compliance, and renewable fuel credits, known as RINs, required for compliance with the Renewable Fuels Standard. The predominant variable cost is energy, in particular, the price of utilities, natural gas, electricity and chemicals.
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
Delaware City Refinery. The benchmark refining margin for the Delaware City refinery is calculated by assuming that two barrels of the benchmark Dated Brent crude oil are converted into one barrel of gasoline and one barrel of ULSD. We calculate this refining margin using the NYH market value of gasoline and ultra-low sulfur diesel against the market value of Dated Brent crude oil and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Delaware City refinery has a product slate of approximately 55% gasoline, 33% distillate (consisting of ULSD, marketed as ULSD or low sulfur heating oil, and conventional heating oil), 1% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (4% petroleum coke, 4% LPGs and 3% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Delaware City revenues are generated off NYH-based market prices.
The Delaware City refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Delaware City refinery processes a slate of primarily medium and heavy, and sour crude oil, which has constituted approximately 65% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we have the capacity to process a significant volume of light, sweet price-advantaged crude oil which may affect our overall crude slate depending on market conditions. Our total throughput costs have historically priced at a discount to Dated Brent; and

•
as a result of the heavy, sour crude slate processed at Delaware City, we produce low value products including sulfur and petroleum coke. These products are priced at a significant discount to gasoline, ULSD and heating oil and represent approximately 5% to 7% of our total production volume.

Paulsboro Refinery. The benchmark refining margin for the Paulsboro refinery is calculated by assuming that two barrels of the benchmark Dated Brent crude oil are converted into one barrel of gasoline and one barrel of ultra-low sulfur diesel. We calculate this refining margin using the New York Harbor market value of gasoline and ultra-low sulfur diesel against the market value of Dated Brent crude oil and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Paulsboro refinery has a product slate of approximately 40% gasoline, 37.5% distillate (comprised of jet fuel, ULSD and heating oil), 4.5% high-value Group I lubricants, with the remaining portion of the product slate comprised of lower-value products (2% petroleum coke, 4% LPGs, 3% fuel oil, 8.5% asphalt and 0.5% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Paulsboro revenues are generated off NYH-based market prices.
The Paulsboro refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Paulsboro refinery has generally processed a slate of primarily medium and heavy, and sour crude oil, which has historically constituted approximately 65% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks;

•
as a result of the heavy, sour crude slate processed at Paulsboro, we produce low value products including sulfur, petroleum coke and fuel oil. These products are priced at a significant discount to gasoline and heating oil and represent approximately 5% to 7% of our total production volume; and

•	the Paulsboro refinery produces Group I lubricants which, through an extensive production process, have a low volume yield on throughput but carry a premium sales price.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of benchmark WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of gasoline and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI crude oil and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 52% gasoline, 36% distillate (comprised of jet fuel and ULSD), 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (5% LPGs and 2% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.

The Toledo refinery’s realized gross margin on a per barrel basis has historically differed from the WTI (Chicago) 4-3-1 benchmark refining margin due to the following factors:

•	the Toledo refinery processes a slate of domestic sweet and Canadian synthetic crude oil. Historically, Toledo’s blended average crude costs have been higher than the market value of WTI crude oil;

•	the Toledo refinery configuration enables it to produce more barrels of product than throughput which generates a pricing benefit; and

•	the Toledo refinery generates a pricing benefit on some of its refined products, primarily its petrochemicals.

Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is the LLS (Gulf Coast)2-1-1 crack spread, which is a benchmark that approximates the per barrel refining margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of ultra-low sulfur diesel. We calculate this refining margin using the US Gulf Coast Conventional market value of gasoline and ultra-low sulfur diesel against the market value of LLS crude oil and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 55% gasoline, 33% distillate (comprised of ULSD, LSD, Heating Oil, and light crude oil), 5% high-value petrochemicals (including benzene and xylenes) with the remaining portion of the product slate comprised of lower-value products (3% petroleum coke, 3% LPGs and 1% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.

Results of Operations

The following tables reflect our consolidated financial and operating highlights for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands).

	Year Ended December 31,
	2015	2014	2013
Revenue	$13,123,929	$19,828,155	$19,151,455
Cost of sales, excluding depreciation	11,611,599	18,514,054	17,803,314
	1,512,330	1,314,101	1,348,141
Operating expenses, excluding depreciation	889,368	880,701	812,652
General and administrative expenses	166,904	140,150	95,794
Gain on sale of asset	(1,004)	(895)	(183)
Depreciation and amortization expense	191,110	178,996	111,479
Income from operations	265,952	115,149	328,399
Change in fair value of catalyst leases	10,184	3,969	4,691
Interest income (expense), net	(88,194)	(98,001)	(94,214)
Income before income taxes	187,942	21,117	238,876
Income tax expense	648	—	—
Net Income	187,294	21,117	238,876
Less: net income attributable to noncontrolling interest	274	—	—
Net income attributable to PBF Holding LLC	$187,020	$21,117	$238,876

Gross refining margin (1)	$1,512,330	$1,314,101	$1,348,141
Gross margin	441,539	267,987	436,867
 ——————————

(1)	See Non-GAAP financial measures below.

Operating Highlights

	Year Ended December 31,
	2015	2014	2013

Key Operating Information
Production (barrels per day in thousands)	511.9	452.1	451.0
Crude oil and feedstocks throughput (barrels per day in thousands)	516.4	453.1	452.8
Total crude oil and feedstocks throughput (millions of barrels)	188.4	165.4	165.3
Gross refining margin, excluding special items, per barrel of throughput (1)	$10.29	$12.11	$8.16
Operating expense, excluding depreciation, per barrel of throughput	$4.72	$5.34	$4.92

Crude and feedstocks (% of total throughput) (2):
Heavy Crude	14%	14%	15%
Medium Crude	49%	44%	42%
Light Crude	26%	33%	35%
Other feedstocks and blends	11%	9%	8%
Total throughput	100%	100%	100%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	49%	47%	46%
Distillates and distillate blendstocks	35%	36%	37%
Lubes	1%	2%	2%
Chemicals	3%	3%	3%
Other	12%	12%	12%
Total yield	100%	100%	100%

(1) See Non-GAAP Financial measures below.
(2) We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24° and 35°. We define light crude oil as crude oil with API gravity higher than 35°.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2015	2014	2013
	(dollars per barrel, except as noted)
Dated Brent Crude	$52.56	$98.95	$108.66
West Texas Intermediate (WTI) crude oil	$48.71	$93.28	$97.99
Light Louisiana Sweet (LLS) crude oil	$52.36	$96.92	$107.31
Crack Spreads
Dated Brent (NYH) 2-1-1	$16.35	$12.92	$12.34
WTI (Chicago) 4-3-1	$17.91	$15.92	$20.09
LLS (Gulf Coast) 2-1-1	$14.39	$16.95	$11.54
Crude Oil Differentials
Dated Brent (foreign) less WTI	$3.85	$5.66	$10.67
Dated Brent less Maya (heavy, sour)	$8.45	$13.08	$11.38
Dated Brent less WTS (sour)	$3.59	$11.62	$13.31
Dated Brent less ASCI (sour)	$4.57	$6.49	$6.67
WTI less WCS (heavy, sour)	$11.87	$19.45	$24.62
WTI less Bakken (light, sweet)	$2.89	$5.47	$5.12
WTI less Syncrude (light, sweet)	$(1.45)	$2.25	$0.63
Natural gas (dollars per MMBTU)	$2.63	$4.26	$3.73

2015 Compared to 2014
Overview— Net income for PBF Holding was $187.3 million for the year ended December 31, 2015 compared to $21.1 million for the year ended December 31, 2014.
Our results for the year ended December 31, 2015 were negatively impacted by a non-cash special item consisting of an inventory LCM adjustment of approximately $427.2 million whereas our results for the year ended December 31, 2014 were negatively impacted by an inventory LCM adjustment of approximately $690.1 million. These LCM charges were recorded due to significant declines in the price of crude oil and refined products in 2015 and 2014. Our throughput rates during the year ended December 31, 2015 compared to December 31, 2014 were higher due to the acquisition of the Chalmette refinery on November 1, 2015 as well as an approximate 40-day plant-wide planned turnaround at our Toledo Refinery completed in the fourth quarter of 2014. Our results for the year ended December 31, 2015 were positively impacted by higher throughput volumes, lower non-cash special items for LCM charges and higher crack spreads for the East Coast and in the Mid-Continent partially offset by unfavorable movements in certain crude differentials.
Revenues— Revenues totaled $13.1 billion for the year ended December 31, 2015 compared to $19.8 billion for the year ended December 31, 2014, a decrease of approximately $6.7 billion or 33.8%. For the year ended December 31, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 330,700 bpd and 153,800 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, our Gulf Coast refinery's throughput averaged 190,800 bpd. For the year ended December 31, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 325,300 bpd and 127,800 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 was primarily due to higher run rates as a result of favorable market economics partially offset by unplanned downtime at our Delaware City refinery in 2015. The increase in throughput rates at our Mid-Continent refinery in 2015 compared to 2014 was primarily due to an approximate 40-day plant-wide planned turnaround completed in the fourth quarter of 2014. For the year ended December 31, 2015, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 366,100 bpd and 162,600 bpd, respectively. For the year ended December 31, 2014, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 350,800 bpd and 144,100 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, the total refined product barrels sold at our Gulf Coast refinery averaged 216,100 bpd. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refineries.
Gross Margin— Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $1,512.3 million, or $8.02 per barrel of throughput (or $1,939.6 million or $10.29 per barrel of throughput excluding the impact of special items) for the year ended December 31, 2015 compared to $1,314.1 million, or $7.94 per barrel of throughput (or $2,004.2 million or $12.11 per barrel of throughput excluding the impact of special items) for the year ended December 31, 2014. Gross margin, including refinery operating expenses and depreciation, totaled $441.5 million, or $2.34 per barrel of throughput, for the year ended December 31, 2015, compared to $268.0 million, or $1.60 per barrel of throughput for the year ended December 31, 2014, an increase of $173.6 million. Excluding the impact of special items, gross refining margin decreased due to the narrowing of certain crude differentials partially offset by higher throughput rates, reflecting the impact from the Chalmette Acquisition, and favorable movements in crack spreads. Excluding the impact of special items, gross margin was relatively consistent with the prior year.
Average industry refining margins in the U.S. Mid-Continent were generally improved during the year ended December 31, 2015, as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $17.91 per barrel, or 12.5% higher, in the year ended December 31, 2015, as compared to the same period in 2014. The price of WTI versus Dated Brent and other crude discounts narrowed during the year ended December 31, 2015, and our refinery specific crude slate in the Mid-Continent faced an adverse WTI/Syncrude differential, which averaged a premium of $1.45 per barrel for the year ended December 31, 2015 as compared to a discount of $2.25 per barrel in the same period in 2014.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $16.35 per barrel, or 26.5% higher, in the year ended December 31, 2015, as compared to the same period in 2014. However, the WTI/Dated Brent differential was $1.81 lower in the year ended December 31, 2015, as compared to the same period in 2014, and the WTI/Bakken differential was $2.58 per barrel less favorable for the same periods. The Dated Brent/Maya differential was approximately $4.63 per barrel less favorable in the year ended December 31, 2015 as compared to the same period in 2014. Additionally, the decrease in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a negative impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil. However, the lower flat price of crude oil during 2015 as compared to 2014 resulted in improved margins on certain lower value products we produce.
Operating Expenses— Operating expenses totaled $889.4 million, or $4.72 per barrel of throughput, for the year ended December 31, 2015 compared to $880.7 million, or $5.34 per barrel of throughput, for the year ended December 31, 2014, an increase of $8.7 million, or 1.0%. The increase in operating expenses is mainly attributable to an increase of approximately $45.8 million in maintenance costs, primarily driven by the Chalmette Acquisition in 2015 and general repairs at the Delaware City and Paulsboro refineries, an increase of $17.3 million in employee compensation primarily driven by additional headcount and $14.9 million of increased catalyst and chemicals costs partially offset by net reduced energy and utility costs of $64.4 million due to lower natural gas prices and $4.4 million lower other fixed charges. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries. Although operating expenses increased on an overall basis, refinery operating expenses per barrel decreased as a result of higher throughput volumes.
General and Administrative Expenses— General and administrative expenses totaled $166.9 million for the year ended December 31, 2015, compared to $140.2 million for the year ended December 31, 2014, an increase of $26.7 million or 19.1%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of $13.3 million, mainly related to higher headcount and higher incentive compensation expenses, higher outside services fees of $3.0 million related to professional, legal and engineering consultants attributable to the Chalmette Acquisition, and higher equity compensation expense of $1.3 million. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— Gain on sale of assets for the year ended December 31, 2015 was $1.0 million which related to the sale of railcars which were subsequently leased back to us, compared to a gain of $0.9 million for the year ended December 31, 2014, for the sale of railcars.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $191.1 million for the year ended December 31, 2015, compared to $179.0 million for the year ended December 31, 2014, an increase of $12.1 million. The increase was largely driven by our increased fixed asset base due to capital projects and turnarounds completed during 2014 and 2015 as well as the acquisition of the Chalmette refinery in 2015. These general increases were partially offset by reduction in impairment charges. In 2014, we recorded a $28.5 million impairment related to an abandoned capital project at our Delaware City refinery during that year whereas we did not record any significant impairment charges in the year ended December 31, 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $10.2 million for the year ended December 31, 2015, compared to a gain of $4.0 million for the year ended December 31, 2014.

This gain relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $88.2 million for the year ended December 31, 2015, compared to $98.0 million for the year ended December 31, 2014, a decrease of $9.8 million. The decrease is mainly attributable to the termination of our crude and feeedstock supply agreement with MSCG, effective July 31, 2014. Interest expense includes interest on long-term debt including the Senior Secured Notes and credit facility, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil up to its expiration on December 31, 2015, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing fees.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes our consolidated financial statements do not include a benefit or provision for income taxes for the years ended December 31, 2015 and 2014 apart from the income tax attributable to two subsidiaries of Chalmette Refining that are treated as C-Corporations for income tax purposes.
2014 Compared to 2013
Overview—Net income was $21.1 million for the year ended December 31, 2014 compared to $238.9 million for the year ended December 31, 2013.
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
Revenues—Revenues totaled $19.8 billion for the year ended December 31, 2014 compared to $19.2 billion for the year ended December 31, 2013, an increase of approximately $0.7 billion, or 3.5%. For the year ended December 31, 2014, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 325,300 bpd and 127,800 bpd, respectively. For the year ended December 31, 2013, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 310,300 bpd, and 142,500 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2014 compared to 2013 was primarily due to higher run rates, favorable economics and planned downtime at our Delaware City refinery in 2013. The decrease in throughput rates at our Mid-Continent refinery in 2014 compared to 2013 was primarily due to an approximate 40-day plant-wide planned turnaround completed in the fourth quarter of 2014. For the year ended December 31, 2014, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 350,800 bpd and 144,100 bpd, respectively. For the year ended December 31, 2013, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 307,600 bpd and 153,700 bpd, respectively. Total barrels sold at our Mid-Continent refinery are typically higher than throughput rates, reflecting sales and purchases of refined products outside the refinery. Total barrels sold at our East Coast refineries typically reflect inventory movements in addition to throughput rates.
Gross Margin— Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $1,314.1 million, or $7.94 per barrel of throughput, or ($2,004.2 million or $12.11 per barrel of throughput excluding the impact of special items) for the year ended December 31, 2014 compared to $1,348.1 million, or $8.16 per barrel of throughput during the year ended December 31, 2013. Gross margin, including refinery operating expenses and depreciation, totaled $268.0 million, or $1.60 per barrel of throughput, for the year ended December 31, 2014, compared to $436.9 million, or $2.64 per barrel of throughput, for the year ended December 31, 2013, a decrease of $168.9 million. Excluding the impact of special items, gross margin and gross refining margin increased due to higher throughput rates, favorable movements in certain crude differentials and lower costs of compliance with RFS. Gross margin and gross refining margin were impacted by a non-cash LCM charge of approximately $690.1 million resulting from the significant decrease in crude oil and refined product prices during the second half of 2014 into early 2015.

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
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.92 per barrel, or 4.7%, higher in the year ended December 31, 2014, as compared to the same period in 2013. While the WTI/Dated Brent differential was $5.01 lower in the year ended December 31, 2014, as compared to the same period in 2013, the WTI/Bakken differential was $0.35 per barrel more favorable for the same periods. The Dated Brent/Maya differential was approximately $1.7 per barrel more favorable in the year ended December 31, 2014 as compared to the same period in 2013. While a decrease in the WTI/Dated Brent crude differential can unfavorably impact our East Coast refineries, we significantly increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada, which had the overall effect of reducing the cost of crude oil processed at our East Coast refineries and increasing our gross refining margin and gross margin. Additionally, the increase in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a positive impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.
Operating Expenses—Operating expenses totaled $880.7 million, or $5.34 per barrel of throughput, for the year ended December 31, 2014 compared to $812.7 million, or $4.92 per barrel of throughput, for the year ended December 31, 2013, an increase of $68.0 million, or 8.4%. The increase in operating expenses is mainly attributable to an increase of approximately $42.7 million in energy and utilities costs, primarily driven by higher natural gas prices, $13.7 million in increased personnel costs, and $1.9 million in higher outside engineering and consulting fees related to refinery capital and maintenance projects. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.
General and Administrative Expenses—General and administrative expenses totaled $140.2 million for the year ended December 31, 2014, compared to $95.8 million for the year ended December 31, 2013, an increase of $44.4 million or 46.3%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of $43.5 million, mainly related to increases in incentive compensation, headcount, and severance costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets—Gain on sale of assets for the year ended December 31, 2014 was $0.9 million which related to the sale of railcars which were subsequently leased back to us, compared to a gain of $0.2 million for the year ended December 31, 2013, for the sale of railcars.
Depreciation and Amortization Expense—Depreciation and amortization expense totaled $179.0 million for the year ended December 31, 2014, compared to $111.5 million for the year ended December 31, 2013, an increase of $67.5 million. The increase was impacted by an impairment charge of $28.5 million related to an abandoned capital project at our Delaware City refinery during the year ended December 31, 2014. In addition, the increase is due to capital projects completed during the year including the expansion of crude rail infrastructure. We also completed turnarounds in late 2013 and early 2014 and other refinery optimization projects at Toledo.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $4.0 million for the year ended December 31, 2014, compared to a gain of $4.7 million for the year ended December 31, 2013. The gain relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.
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
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes our consolidated financial statements do not include a benefit or provision for income taxes for the years ended December 31, 2014 and 2013.

Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP (“Non-GAAP”). These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.
Special Items
The non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. The special items for the periods presented relate to a LCM adjustment. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write-down the value of inventory to market value in accordance with the GAAP. In the subsequent periods, the value of the inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for more useful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

	Year Ended December 31,
	2015		2014		2013
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$441,539	$2.34	$267,987	$1.60	$436,867	$2.64
Add: Operating expense	889,368	4.72	880,701	5.34	812,652	4.92
Add: Refinery depreciation expense	181,423	0.96	165,413	1.00	98,622	0.60
Gross refining margin	$1,512,330	$8.02	$1,314,101	$7.94	$1,348,141	$8.16
Special items:
Less: Non-cash LCM inventory adjustment (1)	427,226	2.27	690,110	4.17	—	—
Gross refining margin excluding special items	$1,939,556	$10.29	$2,004,211	$12.11	$1,348,141	$8.16
(1) During the year ended December 31, 2015, the Company recorded an adjustment to value its inventory to the lower of cost or market, which resulted in a net impact of $427.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $1,117.3 million at December 31, 2015. During the year December 31, 2014, the Company recorded an adjustment to value its inventory to the lower of cost or market which resulted in a net impact of $690.1 million. The net impact of the LCM inventory adjustments are included in the operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

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
EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products and the write down of inventory to the LCM. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2015	2014	2013

Reconciliation of net income to EBITDA:
Net income	$187,294	$21,117	$238,876
Add: Depreciation and amortization expense	191,110	178,996	111,479
Add: Interest expense, net	88,194	98,001	94,214
Add: Income tax expense (benefit)	648	—	—
EBITDA	$467,246	$298,114	$444,569
Special Items:
Add: Non-cash LCM inventory adjustment (1)	427,226	690,110	—
EBITDA excluding special items	$894,472	$988,224	$444,569

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$467,246	$298,114	$444,569
Add: Stock based compensation	9,218	6,095	3,753
Add: LCM adjustment	427,226	690,110	—
Add: Non-cash change in fair value of catalyst lease obligations	(10,184)	(3,969)	(4,691)
Add: Non-cash change in fair value of inventory repurchase obligations	—	—	(12,985)
Add: Non-cash deferral of gross profit on finished product sales	—	—	(31,329)
Adjusted EBITDA	$893,506	$990,350	$399,317
(1) During the year ended December 31, 2015, the Company recorded an adjustment to value its inventory to the lower of cost or market, which resulted in a net impact of $427.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $1,117.3 million at December 31, 2015. During the year December 31, 2014, the Company recorded an adjustment to value its inventory to the lower of cost or market which resulted in a net impact of $690.1 million. The net impact of the LCM inventory adjustments are included in the operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary source of liquidity is our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries capital expenditure, working capital, distribution payments and debt service requirements for the next twelve months. We expect to finance the planned Torrance Acquisition with a combination of cash on hand and proceeds from our 2023 Senior Secured Notes offering. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We believe we could, during periods of economic downturn, access the capital markets and/or other available financial resources or reduce our capital and discretionary expenditure plans to strengthen our financial position. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $652.4 million for the year ended December 31, 2015 compared to net cash provided by operating activities of $495.7 million for the year ended December 31, 2014. Our operating cash flows for the year ended December 31, 2015 included our net income of $187.3 million, plus net non-cash charges relating to an LCM adjustment of $427.2 million, depreciation and amortization of $199.4 million, change in the fair value of our inventory repurchase obligations of $63.4 million, pension and other post retirement benefits costs of $27.0 million, and stock-based compensation of $9.2 million, partially offset by the changes in the fair value of our catalyst lease of $10.2 million, and gain on sale of assets of $1.0 million. In addition, net changes in working capital reflected uses of cash of $249.9 million driven by timing of inventory purchases and collections of accounts receivables. Our operating cash flows for the year ended December 31, 2014 included our net income of $21.1 million, plus net non-cash charges relating to an LCM adjustment of $690.1 million, depreciation and amortization of $186.4 million, pension and other post retirement benefits costs of $22.6 million, and stock-based compensation of $6.1 million, partially offset by the change in the fair value of our inventory repurchase obligations of $93.2 million, changes in the fair value of our catalyst lease of $4.0 million, and gain on sales of assets of $0.9 million. In addition, net changes in working capital reflected uses of cash of $332.5 million driven by timing of inventory purchases and collections of accounts receivables as well as payments associated with the terminations of the MSCG offtake and Statoil supply agreements.
Net cash provided by operating activities was $495.7 million for the year ended December 31, 2014 compared to net cash provided by operating activities of $311.3 million for the year ended December 31, 2013. Our operating cash flows for the year ended December 31, 2013 included our net income of $238.9 million, plus net non-cash charges relating to depreciation and amortization of $118.0 million, pension and other post retirement benefits of $16.7 million and stock-based compensation of $3.8 million, partially offset by the change in the fair value of our inventory repurchase obligations of $20.5 million, change in the fair value of our catalyst lease of $4.7 million, and gain on sales of assets of $0.2 million. In addition, net changes in working capital reflected uses of cash of $40.7 million in cash driven by increases in hydrocarbon purchases and sales volumes and their associated impact on inventory, accounts receivable, and hydrocarbon-related liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $811.2 million for the year ended December 31, 2015 compared to net cash used in investing activities of $422.7 million for the year ended December 31, 2014. The net cash flows used in investing activities for the year ended December 31, 2015 was comprised of $565.3 million used in the acquisition of the Chalemette refinery, capital expenditures totaling $352.4 million, expenditures for turnarounds of $53.6 million, and expenditures for other assets of $8.2 million, partially offset by $168.3 million in proceeds from the sale of railcars. The net cash flows used in investing activities for the year ended December 31, 2014 was comprised of capital expenditures totaling $470.5 million, expenditures for turnarounds of $137.7 million, and expenditures for other assets of $17.3 million, partially offset by $202.7 million in proceeds from the sale of assets.
Net cash used in investing activities was $422.7 million for the year ended December 31, 2014 compared to net cash used in investing activities of $313.3 million for the year ended December 31, 2013. Net cash used in investing activities for the year ended December 31, 2013 was comprised of capital expenditures totaling $318.4 million, expenditures for turnarounds of $64.6 million, primarily at our Toledo refinery and expenditures for other assets of $32.7 million, slightly offset by $102.4 million in proceeds from the sale of assets.

Cash Flows from Financing Activities
Net cash provided by financing activities was $855.2 million for the year ended December 31, 2015 compared to net cash used of $68.5 million for the year ended December 31, 2014. For the year ended December 31, 2015, net cash provided by financing activities consisted primarily of $500.0 million in proceeds from the 2023 Senior Secured Notes, capital contributions of $345.0 million, proceeds from intercompany note payable of $347.8 million, and net proceeds from the Rail Facility of $30.1 million, partially offset by distributions to members of $350.7 million and $17.1 million for deferred financing costs and other. For the year ended December 31, 2014, net cash provided by financing activities consisted primarily of capital contributions of distributions of $328.7 million, proceeds from intercompany notes payable of $90.6 million, net proceeds from the Rail Facility of $37.3 million, partially offset by distribution to members of $361.4 million, net repayments of the Revolving Loan of $15.0 million and $11.7 million for deferred financing costs and other.
Net cash provided by financing activities was $68.5 million for the year ended December 31, 2014 compared to net cash used in financing activities of $175.3 million for the year ended December 31, 2013. For the year ended December 31, 2013, net cash used in financing activities consisted primarily of distributions of $215.8 million, payments of contingent consideration related to the Toledo acquisition of $21.4 million and $1.0 million for deferred financing costs and other, partially offset by $31.8 million of proceeds from intercompany notes payable, $15.0 million of net proceeds from revolver borrowings, $14.3 million in proceeds from sale of catalyst, and $1.8 million of proceeds from members' capital contributions.
Senior Secured Notes
On February 9, 2012, PBF Holding and its wholly-owned subsidiary, PBF Finance Corporation, issued an aggregate principal amount of $675.5 million of the 2020 Senior Secured Notes. The net proceeds from the offering of approximately $665.8 million were used to repay our Paulsboro Promissory Note in the amount of $150.6 million, our Term Loan Facility in the amount of $123.8 million, our Toledo Promissory Note in the amount of $181.7 million, and to reduce indebtedness under the Revolving Loan.
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of the 2023 Senior Secured Notes. The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and estimated offering expenses. The Company intends to use the proceeds for general corporate purposes, including to fund a portion of the purchase price for the pending acquisition of the Torrance refinery and related logistics assets.
The Senior Secured Notes are our senior obligations and payment is jointly and severally guaranteed on a senior secured basis by certain of our subsidiaries representing substantially all of our present assets. The 2020 Senior Secured Notes are, and the 2023 Senior Secured Notes are initially, secured, subject to certain exceptions and permitted liens, on a first-priority basis by substantially all of the present and future assets of the Company and its subsidiaries (other than assets securing the Revolving Loan), which also constitute collateral securing certain hedging obligations and any existing or future indebtedness which is permitted to be secured on a pari passu basis with the Senior Secured Notes to the extent of the value of the collateral.
At all times after (a) a covenant suspension event (which requires that the 2023 Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s), or (b) a Collateral Fall-Away Event, the 2023 Senior Secured Notes will become unsecured. A “Collateral Fall-Away Event” is defined as the first day on which the 2020 Notes are no longer secured by Liens on the Collateral, whether as a result of having been repaid in full or otherwise satisfied or discharged or as a result of such Liens being released in accordance with definitive documentation governing the 2020 Senior Secured Notes; provided that a Collateral Fall-Away Event shall not occur to the extent any Additional First Lien Obligations (other than Specified Secured Hedging Obligations) are outstanding at such time (capitalized terms not otherwise defined herein having the meaning set forth in the indenture governing the 2023 Senior Secured Notes).
The Company has optional redemption rights to repurchase all, or a portion, of the Senior Secured Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the Senior Secured Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the indentures. The indentures contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the issuers’ and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue certain preferred stock; make equity distributions, pay dividends on or repurchase capital stock or make other restricted payments; enter into transactions with affiliates; create liens; engage in mergers and consolidations or otherwise sell all or substantially all of our assets; designate subsidiaries as unrestricted subsidiaries; make certain investments; and limit the ability of restricted subsidiaries to make payments to PBF Holding. These covenants are subject to a number of important exceptions and qualifications. Many of these covenants will cease to apply or will be modified during a covenant suspension event, including when the Senior Secured Notes are rated investment grade. Certain covenants for the 2023 Senior Secured Notes will also be modified following a Collateral Fall-Away Event.
PBF Holding is in compliance with the covenants as of December 31, 2015.
Credit Facilities
Revolving Loan
In March, August, and September 2012, we amended the Revolving Loan to increase the aggregate size from $500.0 million to $965.0 million. In addition, the Revolving Loan was amended and restated on October 26, 2012 to increase the maximum availability to $1.375 billion, extend the maturity date to October 26, 2017 and amend the borrowing base to include non-U.S. inventory. The agreement was expanded again in December 2012 and November 2013 to increase the maximum availability from $1.375 billion to $1.610 billion. On August 15, 2014, the agreement was amended and restated once more to, among other things, increase the maximum availability to $2.500 billion and extend the maturity to August 2019. In addition, the amended and restated agreement reduced the interest rate on advances and the commitment fee paid on the unused portion of the facility. The amended and restated Revolving Loan includes an accordion feature which allows for aggregate commitments of up to $2.750 billion. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2.600 billion and $2.635 billion, respectively, in accordance with its accordion feature. On an ongoing basis, the Revolving Loan is available to be used for working capital and other general corporate purposes.
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
As of December 31, 2015, the Revolving Loan provided for borrowings of up to an aggregate maximum of $2.635 billion, a portion of which was available in the form of letters of credit. The amount available for borrowings and letters of credit under the Revolving Loan is calculated according to a “borrowing base” formula based on (1) 90% of the book value of eligible accounts receivable with respect to investment grade obligors plus (2) 85% of the book value of eligible accounts receivable with respect to non-investment grade obligors plus (3) 80% of the cost of eligible hydrocarbon inventory plus (4) 100% of cash and cash equivalents in deposit accounts subject to a control agreement. The borrowing base is subject to customary reserves and eligibility criteria and in any event cannot exceed $2.635 billion.
Advances under the Revolving Loan plus all issued and outstanding letters of credit may not exceed the lesser of $2.635 billion or the borrowing base, as defined in the agreement. The Revolving Loan can be prepaid at any time without penalty. Interest on the Revolving Loan is payable quarterly in arrears, at the option of PBF Holding, either at the Alternate Base Rate plus the Applicable Margin, or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. PBF Holding is required to pay a LC Participation Fee, as defined in the agreement, on each outstanding letter of credit issued under the Revolving Loan ranging from 1.25% to 2.0% depending on the Company's debt rating, plus a Fronting Fee equal to 0.25%. As of December 31, 2015, there were no outstanding borrowings under the Revolving Loan. Additionally, we had $351.5 million in standby letters of credit issued and outstanding as of that date.
The Revolving Loan has a financial covenant which requires that if at any time Excess Availability, as defined in the agreement, is less than the greater of (i) 10% of the lesser of the then existing borrowing base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100.0 million, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100.0 million for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the agreement and determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0. As of December 31, 2015, we were in compliance with all our debt covenants under the Revolving Loan.
PBF Holding’s obligations under the Revolving Loan (a) are guaranteed by each of its domestic operating subsidiaries, that are not Excluded Subsidiaries (as defined in the agreement) and (b) are secured by a lien on (x) PBF LLC’s equity interest in PBF Holding and (y) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral), all accounts receivable, all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the A&R Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail, an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of Eligible Railcars. On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the unused portion of the Rail Facility.
The amount available to be advanced under the Rail Facility equals 70.0% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement. On the first anniversary of the closing, the advance rate adjusts automatically to 65.0%. The Rail Facility matures on April 29, 2017 and all outstanding advances must be repaid at that time. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
As of December 31, 2015, there was $67.5 million outstanding under the Rail facility. PBF Rail is in compliance with the covenants under the Rail Facility as of December 31, 2015.
Cash Balances
As of December 31, 2015, our cash and cash equivalents totaled $914.7 million. We also had $1.5 million in restricted cash, which was included within deferred charges and other assets, net on our balance sheet.
Liquidity
As of December 31, 2015, our total liquidity was approximately $1,514.5 million, compared to total liquidity of approximately $960.5 million as of December 31, 2014. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan.
Working Capital
Working capital for PBF Holding at December 31, 2015 was $1,120.6 million, consisting of $2,580.9 million in total current assets and $1,460.3 million in total current liabilities. Working capital at December 31, 2014 was $429.3 million, consisting of $1,907.3 million in total current assets and $1,478.0 million in total current liabilities.
Crude and Feedstock Supply Agreements
We have acquired crude oil for our Paulsboro and Delaware City refineries under supply agreements whereby Statoil generally purchased the crude oil requirements for each refinery on our behalf and under our direction. Our agreements with Statoil for Paulsboro and Delaware City were terminated effective March 31, 2013 and December 31, 2015, respectively, at which time we began to source Paulsboro’s and Delaware City's crude oil and feedstocks independently. Additionally, for our purchases of crude oil under our agreement with Saudi Aramco, similar to our purchases of other foreign waterborne crudes, we posted letters of credit and arranged for shipment. We paid for the crude when we were invoiced and the letters of credit were lifted.
We had a similar supply agreement with MSCG, which was terminated effective July 31, 2014, to supply the crude oil requirements for our Toledo refinery, under which we took title to MSCG’s crude oil at certain interstate pipeline delivery locations. Payment for the crude oil under the Toledo supply agreement was due three days after it was processed by us or sold to third parties. We did not have to post letters of credit for these purchases and the Toledo supply agreement allowed us to price and pay for our crude oil as it was processed, which reduced the time we were exposed to market fluctuations. We recorded an accrued liability at each period-end for the amount we owed MSCG for the crude oil that we owned but had not processed. Subsequent to the term of the MSCG supply agreement, we have sourced all of our Toledo crude oil needs independently, which has increased the volumes of crude oil we own.
We have crude and feedstock supply agreements with PDVSA to supply 40,000 to 60,000 bpd of crude oil that can be processed at any of our East and Gulf Coast refineries.
Inventory Intermediation Agreements
We entered into two separate Inventory Intermediation Agreements with J. Aron on June 26, 2013 which commenced upon the termination of the product offtake agreements with MSCG. On May 29, 2015, we entered into amended and restated inventory intermediation agreements (“A&R Intermediation Agreements”) with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the products back to Paulsboro refinery and Delaware City refinery as the products are discharged out of the refineries' tanks. J. Aron has the right to store the products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the products independently to third parties.
At December 31, 2015, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $411.4 million. We accrue a corresponding liability for such intermediates and finished products.
Capital Spending
Net capital spending, excluding the Chalmette Acquisition, was $245.9 million for the year ended December 31, 2015, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries.
The Chalmette Acquisition closed on November 1, 2015. The purchase price was $322.0 million plus estimated inventory and working capital of $243.3 million, which is subject to final valuation upon agreement of both parties. The transaction was financed through a combination of cash on hand and borrowings under our Revolving Loan.
We also entered into a Sale and Purchase Agreement to purchase the ownership interest of the Torrance refinery, and related logistic assets. The purchase price for the Torrance Acquisition is $537.5 million in cash, plus inventory and working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. We expect to finance the transaction with a combination of cash on hand, and proceeds from the October 2015 Equity Offering and the offering of the 2023 Senior Secured Notes.
We currently expect to spend an aggregate of approximately between $475.0 to $500.0 million in net capital expenditures during 2016 for facility improvements and refinery maintenance and turnarounds, excluding any potential capital expenditure related to the pending Torrance Acquisition. Significant capital spending plans for 2016 include turnarounds for the coker at our Delaware City refinery and the FCC at our Paulsboro refinery, as well as expenditures to meet Tier 3 requirements.

Contractual Obligations and Commitments
The following table summarizes our material contractual payment obligations as of December 31, 2015:

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (a)	$1,744,840	$17,252	$552,088	$675,500	$500,000
Interest payments on debt facilities (a)	570,228	105,365	206,270	153,593	105,000
Delaware Economic Development Authority Loan (b)	—	—	—	—	—
Operating Leases (c)	458,358	96,229	173,653	130,193	58,283
Purchase obligations (d):
Crude Supply and Inventory Intermediation Agreements	2,333,615	876,142	731,853	725,620	—
Other Supply and Capacity Agreements	990,365	184,314	285,829	187,075	333,147
Minimum volume commitments with PBFX (e)	1,016,143	143,489	286,315	286,647	299,692
Construction obligations	7,400	7,400	—	—	—
Environmental obligations (f)	15,646	2,284	1,946	1,768	9,648
Pension and post-retirement obligations (g)	186,341	11,957	15,111	15,735	143,538
Total contractual cash obligations	$7,322,936	$1,444,432	$2,253,065	$2,176,131	$1,449,308

(a) Long-term Debt and Interest Payments on Debt Facilities
Long-term obligations represent (i) the repayment of the outstanding borrowings under the Revolving Loan; (ii) the repayment of indebtedness incurred in connection with the Senior Secured Notes; (iii) the repayment of our catalyst lease obligations on their maturity dates; (iv) the repayment of outstanding amounts under the Rail Facility; and (v) the repayment of outstanding intercompany notes payable with PBF LLC and PBF Energy.
Interest payments on debt facilities include cash interest payments on the Senior Secured Notes, catalyst lease obligations, Rail Facility, our intercompany notes payable with PBF Energy and PBF LLC, plus cash payments for the commitment fee on the unused Revolving Loan and letter of credit fees on the letters of credit outstanding at December 31, 2015. With the exception of our catalyst leases and outstanding borrowings on the Rail Facility, we have no long-term debt maturing before 2017 as of December 31, 2015.
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
(c) Operating Leases
We enter into operating leases in the normal course of business, some of these leases provide us with the option to renew the lease or purchase the leased item. Future operating lease obligations would change if we chose to exercise renewal options and if we enter into additional operating lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations. The variable component could be significant. Our operating lease obligations are further explained in the Commitments and Contingencies footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.” We have entered into agreements to lease or purchase 5,900 crude railcars which will enable us to transport this crude to each of our refineries. Any such leases will commence as the railcars are delivered. Of the 5,900 crude railcars, during 2015 and 2014 we purchased 1,122 and 1,403 railcars, respectively, and subsequently sold them to third parties, which has leased the railcars back to us for periods of between five and seven years.

(d) Purchase Obligations
We have obligations to repurchase crude oil, feedstocks, certain intermediates and refined products under separate crude supply and inventory intermediation agreements with J. Aron as further explained in the Summary of Significant Accounting Policies, Inventories and Accrued Expenses footnotes to our financial statements, “Item 8. Financial Statements and Supplementary Data.” Our agreements with Statoil for Paulsboro and Delaware City were terminated effective March 31, 2013 and December 31, 2015, respectively, at which time we began to source Paulsboro’s and Delaware City's crude oil and feedstocks independently. Additionally, purchase obligations under “Crude Supply and Inventory Intermediation Agreements” include commitments to purchase crude oil from certain counterparties under supply agreements entered into to ensure adequate supplies of crude oil for our refineries. These obligations are based on aggregate minimum volume commitments at 2015 year end market prices.
Payments under “Other Supply and Capacity Agreements” include contracts for the supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to facilitate crude oil deliveries and to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2015.
(e) Minimum commitments with PBFX
 We have minimum obligations under our commercial agreements entered into with PBFX. PBFX receives, handles and transfers crude oil and receives, stores and delivers crude oil, refined products and intermediates from sources located throughout the United States and Canada in support of our three refineries. Refer to Note 12 “Related Party Transactions” of our Notes to Consolidated Financial Statements for a detailed explanation of each of these agreements.
Included in the table above are our obligations related to the minimum commitments required under these commercial agreements. Any incremental volumes above any minimums throughput under these agreements would increase our obligations. Our obligation with respect to the Toledo Tank Farm Storage and Terminaling Agreement is based on the estimated shell capacity of the storage tanks to be utilized.
(f) Environmental Obligations
In connection with the Paulsboro acquisition, we assumed certain environmental remediation obligations to address existing soil and groundwater contamination at the site and recorded as a liability in the amount of $10.4 million which reflects the present value of the current estimated cost of the remediation obligations assumed based on investigative work to-date. The undiscounted estimated costs related to these environmental remediation obligations were $15.6 million as of December 31, 2015.
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
In connection with the acquisition of the Chalmette refinery, the sellers provided $3.9 million financial assurance in the form of a surety bond to cover estimated site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. Additionally, the Company purchased a ten year $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the site.
In connection with the acquisition of all four of our refineries, we assumed certain environmental obligations under regulatory orders unique to each site, including orders regulating air emissions from each facility.

(g) Pension and Post-retirement Obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained at the Employee Benefit Plans footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.”
(h) Tax Receivable Agreement Obligations
PBF Energy used a portion of the proceeds from our IPO to purchase PBF LLC Series A Units from the members of PBF LLC other than PBF Energy. In addition, the members of PBF LLC other than PBF Energy may (subject to the terms of the exchange agreement) exchange their PBF LLC Series A Units for shares of Class A common stock of PBF Energy on a one-for-one basis. As a result of both the purchase of PBF LLC Series A Units and subsequent secondary offerings and exchanges, PBF Energy is entitled to a proportionate share of the existing tax basis of the assets of PBF LLC. Such transactions have resulted in increases in the tax basis of the assets of PBF LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that PBF Energy would otherwise be required to pay in the future. These increases in tax basis have reduced the amount of the tax that PBF Energy would have otherwise been required to pay and may also decrease gains (or increase losses) on the future disposition of certain capital assets to the extent tax basis is allocated to those capital assets. PBF Energy entered into a tax receivable agreement with the current and former members of PBF LLC other than PBF Energy that provides for the payment by PBF Energy to such members of 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of PBF Energy and not of PBF Holding or any of its subsidiaries.
PBF Energy expects to obtain funding for these payments by causing its subsidiaries to make cash distributions to PBF LLC, which, in turn, will distribute such amounts, generally as tax distributions, on a pro-rata basis to its owners, which as of December 31, 2015 include the members of PBF LLC other than PBF Energy holding a 4.9% interest and PBF Energy holding a 95.1% interest. The members of PBF LLC other than PBF Energy may continue to reduce their ownership in PBF LLC by exchanging their PBF LLC Series A Units for shares of PBF Energy Class A common stock. Such exchanges may result in additional increases in the tax basis of PBF Energy’s investment in PBF LLC and require PBF Energy to make increased payments under the tax receivable agreement. Required payments under the tax receivable agreement also may increase or become accelerated in certain circumstances, including certain changes of control.
The Contractual Obligations and Commitments Table above does not include tax distributions or other distributions that we expect to make on account of PBF Energy’s obligations under the tax receivable agreement that PBF Energy entered into with the members of PBF LLC other than PBF Energy in connection with PBF Energy’s initial public offering.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2015, other than outstanding letters of credit in the amount of approximately $351.5 million.
During 2015, in aggregate we sold 1,122 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements have varying terms from five to seven years. We received an aggregate cash payment for the railcars of approximately $168.3 million and expect to make payments totaling $99.4 million over the term of the lease for these railcars.
During the year ended December 31, 2015, we had additional railcar leases outstanding with terms of up to 10 years. We expect to make lease payments of $59.6 million over the remaining term of these additional agreements.
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
Prior to July 1, 2013, the Company’s Paulsboro and Delaware City refineries sold light finished products, certain intermediates and lube base oils to MSCG under product offtake agreements with each refinery (the “Offtake Agreements”). As of July 1, 2013, the Company terminated the Offtake Agreements for the Company’s Paulsboro and Delaware City refineries. The Company entered into two separate Inventory Intermediation Agreements with J. Aron on June 26, 2013, which commenced upon the termination of the product offtake agreements with MSCG. On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
Until December 31, 2015, our Delaware City refinery sold and purchased feedstocks under a supply agreement with Statoil. Statoil purchased the refinery’s production of certain feedstocks or purchased feedstocks from third parties on the refinery’s behalf. Legal title to the feedstocks was held by Statoil and the feedstocks were held in the refinery’s storage tanks until they were needed for further use in the refining process. At that time the feedstocks were drawn out of the storage tanks and purchased by us. These purchases and sales were settled monthly at the daily market prices related to those feedstocks. These transactions were considered to be made in the contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refinery to the counterparty. Inventory remained at cost and the net cash receipts resulted in a liability. The Statoil crude supply agreement with our Delaware City refinery terminated effective December 31, 2015, at which time we began to purchase from Statoil the feedstocks owned by them at that date that had been purchased on our behalf. The Statoil crude supply agreement with Paulsboro terminated effective March 31, 2013, at which time we began to purchase from Statoil the feedstocks owned by them at that date that had been purchased on our behalf.
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method.
Our Delaware City refinery acquired a portion of its crude oil from Statoil under our crude supply agreement whereby we took title to the crude oil as it was delivered to our processing units. We had risk of loss while the Statoil inventory was in our storage tanks. We were obligated to purchase all of the crude oil held by Statoil on our behalf upon termination of the agreements. As a result of the purchase obligations, we recorded the inventory of crude oil and feedstocks in the refinery’s storage facilities. The purchase obligations contained derivatives that changed in value based on changes in commodity prices. Such changes were included in our cost of sales. Our agreement with Statoil for our Delaware City refinery terminated effective December 31, 2015, at which time we began to source crude oil and feedstocks internally. Our agreement with Statoil for Paulsboro terminated effective March 31, 2013, at which time we began to source crude oil and feedstocks independently.
Prior to July 31, 2014, our Toledo refinery acquired substantially all of its crude oil from MSCG under a crude oil acquisition agreement whereby we took legal title to the crude oil at certain interstate pipeline delivery locations. We recorded an accrued liability at each period-end for the amount we owed MSCG for the crude oil that we owned but had not processed. The accrued liability was based on the period-end market value, as it represented our best estimate of what we would pay for the crude oil. We terminated this crude oil acquisition agreement effective July 31, 2014 and began to source our crude oil needs independently.

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
Business Combinations
We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed in business combinations at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, we obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
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
All derivative instruments that are not designated as normal purchases or sales are recorded in our balance sheet as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized in income. Contracts qualifying for the normal purchases and sales exemption are accounted for upon settlement. We elect fair value hedge accounting for certain derivatives associated with our inventory repurchase obligations.
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

Recent Accounting Pronouncements
In February 2015, the FASB issued ASU No. 2015-02, “Consolidations (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company early adopted the new standard in its consolidated financial statements and related disclosures, which resulted in a reclassification of $32.2 million and $30.1 million of deferred financing costs from other assets to long-term debt as of December 31, 2015 and December 31, 2014, respectively.
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
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii) that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under ASU 2015-16, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2017 with prospective application with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Under ASU 2015-17, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 and interim periods within those years. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. ASU 2016-01 also changes certain disclosure requirements and other aspects of current US GAAP but does not change the guidance for classifying and measuring investments in debt securities and loans. Under ASU 2016-01, this guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments No. 2016-06 March 2016 a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-06”), to increase consistency in practice in applying guidance on determining if an embedded derivative is clearly and closely related to the economic characteristics of the host contract, specifically for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance in ASU 2016-06 applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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
At December 31, 2015 and 2014, we had gross open commodity derivative contracts representing 44.2 million barrels and 49.3 million barrels, respectively, with an unrealized net gain (loss) of $46.1 million and $31.2 million, respectively. The open commodity derivative contracts as of December 31, 2015 expire at various times during 2016.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 26.8 million barrels and 18.6 million barrels at December 31, 2015 and 2014, respectively. The average cost of our hydrocarbon inventories was approximately $83.55 and $94.29 per barrel on a LIFO basis at December 31, 2015 and 2014, respectively, excluding the impact of the LCM adjustments of approximately $1,117.3 million and $690.1 million, respectively. During 2015 and 2014, the market prices of our inventory declined to a level below our average cost and we wrote down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 52 million MMBTUs of natural gas amongst our four refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $52 million.
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
Interest Rate Risk
The maximum availability under our Revolving Loan is $2.6 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the Revolving Loan. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by approximately $26.0 million annually.
In addition, we entered into the Rail Facility in 2014 which bears interest at a variable rate and exposes us to interest rate risk. Maximum availability under the Rail Facility is $150.0 million. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $1.5 million change in our interest expense, assuming the $150.0 million available under the Rail Facility was fully drawn.
We also have interest rate exposure in connection with our J. Aron Inventory Intermediation Agreements under which we pay a time value of money charge based on LIBOR.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Concentration Risk
For the year ended December 31, 2015 and 2014, no single customer accounted for 10% or more of our total sales.
Only one customer, ExxonMobil, accounted for 10% or more of our total accounts receivables as of December 31, 2015. Following the Chalmette Acquisition on November 1, 2015, ExxonMobil and its affiliates represented approximately 18% of our total trade accounts receivable as of December 31, 2015.
No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2014.
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
On November 1, 2015, we completed the acquisition of Chalmette Refining. We are in the process of integrating Chalmette Refining's operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of Chalmette Refining. We expect the integration of Chalmette Refining's operations, including internal controls over financial reporting to be complete in the year ending December 31, 2016. Chalmette Refining accounts for 9% of the Company's total assets and 5% of total revenues of the Company as of and for the year ended December 31, 2015.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, we conclude that as of December 31, 2015, the Company’s internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as permitted by Item 308(b) of Regulation S-K for non-accelerated filers.
Changes in Internal Control Over Financial Reporting
On November 1, 2015, we completed the acquisition of the Chalmette Refinery. We are in the process of integrating Chalmette's operations, including internal controls over financial reporting. There has been no other change in our internal controls over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over our financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III
Explanatory Note:
We are a limited liability company wholly owned and controlled by PBF LLC. PBF Energy is the sole managing member of PBF LLC. Our directors and executive officers are the executive officers of PBF Energy. The compensation paid to these executive officers is for services provided to both entities (i.e., they are not separately compensated for their services as an officer or director of PBF Holding). PBF Holding does not file a proxy statement. If the information were required it would be identical (other than as expressly set forth below) to the information contained in Items 10, 11, 12, 13 and 14 of Annual Report on Form 10-K of PBF Energy that will appear in the Proxy Statement of PBF Energy furnished to its stockholders in connection with its 2016 Annual Meeting. Such information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
Directors and Executive Officers of PBF Holding
The following is a list of our directors and executive officers as of February 29, 2016:

Name	Age	Position
Thomas J. Nimbley	64	Chief Executive Officer
Matthew C. Lucey	42	President
Erik Young	39	Senior Vice President, Chief Financial Officer
Jeffrey Dill	54	President, Western Region
Thomas L. O'Connor	43	Senior Vice President, Commercial
Herman Seedorf	64	Senior Vice President of Refining
Paul Davis	53	Senior Vice President, Western Region Commercial Operations
Trecia Canty	46	Senior Vice President, General Counsel
Messrs. Nimbley, Lucey and Dill serve as the sole directors of PBF Holding and PBF Finance. We believe that each of their experience as executive officers of PBF Holding make them qualified to serve as its directors.
Thomas J. Nimbley has served on the Board of Directors of PBF Energy since October 2014 and on our Board of Directors since October 2012 and during the period from April 2010 to January 2011. He has served as our and PBF Energy's Chief Executive Officer since June 2010 and was Executive Vice President, Chief Operating Officer from March 2010 through June 2010. In his capacity as Chief Executive Officer, Mr. Nimbley also serves as a director and the Chief Executive Officer of certain of our subsidiaries and our affiliates, including PBF GP. Prior thereto, he served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company (“Phillips”) and subsequently Senior Vice President and head of Refining for ConocoPhillips (“ConocoPhillips”) domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco in September 2001, Mr. Nimbley served in various positions with Tosco Corporation (“Tosco”) and its subsidiaries starting in April 1993.
Matthew C. Lucey has served as our and PBF Energy's President since January 2015 and was Executive Vice President from April 2014 to December 2014. Mr. Lucey served as Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as Vice President, Finance in April 2008. Mr. Lucey has also served as one of our directors since joining us. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
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
Jeffrey Dill has served as our and PBF Energy's President, PBF Energy Western Region LLC since September 2015 and was our and PBF Energy's Senior Vice President, General Counsel and Secretary for more than five years prior thereto. Previously he served as Senior Vice President, General Counsel and Secretary for Maxum Petroleum, Inc., a national marketer and logistics company for petroleum products and Vice President, General Counsel and Secretary at Neurogen Corporation, a drug discovery and development company, from March 2006 to December 2007. Mr. Dill has close to 20 years' experience providing business and legal support to refining, transportation and marketing organizations in the petroleum industry, including positions at Premcor, ConocoPhillips, Tosco and Unocal Corporation.
Thomas L. O’Connor has served as our and PBF Energy Senior Vice President, Commercial since September 2015. Mr. O'Connor joined us and PBF Energy as Senior Vice President in September 2014 with responsibility for business development and growing the business of PBFX, and from January to September 2015, served as Co-Head of commercial activities. Prior to joining the Company, Mr. O'Connor worked at Morgan Stanley since 2000 in various positions, most recently as a Managing Director and Global Head of Crude Oil Trading and Global Co-Head of Oil Flow Trading. Prior to joining Morgan Stanley, Mr. O'Connor worked for Tosco from 1995 to 2000 in the Atlantic Basin Fuel Oil and Feedstocks group.
Herman Seedorf serves as our and PBF Energy's Senior Vice President of Refining. Mr. Seedorf originally joined PBF Energy in February of 2011 as the Delaware City Refinery Plant Manager and became Senior Vice President, Eastern Region Refining, in September of 2013. Prior to 2011, Mr. Seedorf served as the refinery manager of the Wood River Refinery in Roxana, Illinois, and also as an officer of the joint venture between ConocoPhillips and Cenovus Energy Inc. Mr. Seedorf's oversight responsibilities included the development and execution of the multi-billion dollar upgrade project which enabled the expanded processing of Canadian crude oils. He also served as the refinery manager of the Bayway Refinery in Linden, New Jersey for four years during the time period that it was an asset of Tosco. Mr. Seedorf began his career in the petroleum industry with Exxon Corporation (“Exxon”) in 1980.
Paul Davis has served as our and PBF Energy Senior Vice President, Western Region Commercial Operations since September 2015. Mr. Davis joined us in April 2012 and has been head of PBF's commercial operations related to crude oil and refinery feedstock sourcing since May of 2013 and, from January 2015 to September 2015, served as our Co-Head of Commercial. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company (“HETCO”) from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil Corporation in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined petroleum products, as well as optimization roles within refineries.
Trecia Canty has served as our Senior Vice President, General Counsel and Secretary since September 2015. In her role, Ms. Canty is responsible for the Legal Department and Contracts Administration. Previously, Ms. Canty was named Vice President, Senior Deputy General Counsel and Assistant Secretary in October 2014 and led the Company's commercial and finance legal operations since joining us in November 2012. Prior to joining the Company, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton. Ms. Canty has over 20 years of experience focused on energy, mergers and acquisition, securities, finance and corporate matters. Ms. Canty has supported a broad range of functions across the PBF organization and has played a vital role in multiple financings, the Chalmette and Torrance acquisitions, and numerous commercial arrangements.
Mr. Thomas O'Malley is the uncle, by marriage, of Mr. Matthew Lucey.
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
Additional information required by this Item will be contained in PBF Energy's 2016 Proxy Statement, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors of PBF Holding Company LLC
Directors of PBF Holding receive no separate compensation for service on the board of directors or committees thereof.
Additional information required under this Item will be contained in PBF Energy’s 2016 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of December 31, 2015, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. Refer to Note 14 “Equity Structure” of our Notes to Consolidated Financial Statements.
The stockholders of PBF Energy may be deemed to beneficially own an interest in our membership interests by virtue of their beneficial ownership of shares of Class A common stock of PBF Energy. PBF Energy reports separately on the beneficial ownership of its officers, directors and significant stockholders. For additional information, we refer you to PBF Energy’s 2016 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to Note 10 “Intercompany Notes Payable”, Note 12 “Related Party Transactions” and Note 21 “Subsequent Events” of our Notes to Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Deloitte & Touche LLP (“Deloitte”) is our independent registered public accounting firm. Our audit fees are determined as part of the overall audit fees for PBF Energy and are approved by the audit committee of the board of directors of PBF Energy. PBF Energy reports separately on the fees and services of its principal accountants. For additional information, we refer you to PBF Energy’s 2016 Proxy Statement, which is incorporated herein by reference.
The following table presents fees billed for the years ended December 31, 2015 and 2014 for professional services performed by Deloitte.

	2015	2014
Audit Fees and Expenses (1)	$3,365,000	$3,011,317
Audit-related Fees (2)	2,001,184	2,269,518
Tax Fees (3)	92,605	97,657
All Other Fees	—	—
Total Fees and Expenses	$5,458,789	$5,378,492

(1) Represents the aggregate fees for professional services rendered by Deloitte in connection with its audits of PBF Holding and its indirect parent, PBF Energy's consolidated financial statements, including the audits of internal control over financial reporting of PBF Energy, and reviews of the condensed consolidated financial statements included in Quarterly Reports on Form 10-Q.

(2) Represents fees for professional services rendered in connection with various filings for PBF Energy and its subsidiaries, audits performed (i) related to the Delaware City Products Pipeline and Truck Rack and PBF LLC (ii) services rendered in connection with the PBF Energy February Secondary Offering, October 2015 Equity Offering and the 2023 Senior Secured Notes offering, and consultations on accounting issues.

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

2.1
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015. (Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764))

2.2
Sale and Purchase Agreement by and between PBF Holding Company LLC, ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. as of June 17, 2015. (Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 17, 2015 (File No. 001-35764))

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

4.1
Indenture dated as of November 24, 2015, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent and Form of 7.00% Senior Secured Note (included as Exhibit A) (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 30, 2015 (File No. 001-35764))

4.2
Registration Rights Agreement dated November 24, 2015, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and UBS Securities LLC, as Representative of the several Initial Purchasers (Incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 30, 2015 (File No. 001-35764))

4.3
Indenture, dated as of February 9, 2012, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors party thereto, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

4.4*	First Supplemental Indenture, dated as of November 13, 2015, among Chalmette Refining, L.L.C., Wilmington Trust, National Association and Deutsche Bank Trust Company Americas.

4.5*
Second Supplemental Indenture, dated as of November 16, 2015, by and among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature page thereto and Wilmington Trust, National Association.

10.1**
Third Amended and Restated Employment Agreement between PBF Investments LLC and Thomas D. O'Malley, Executive Chairman of the Board of Directors of PBF Energy Inc. as of September 8, 2015. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 11, 2015 (File No. 001-35764))

10.2
First Amendment to Loan Agreement dated as of April 29, 2015, by and among PBF Rail Logistics Company LLC + Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 29, 2015 (File No. 001-35764))

10.3
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 5, 2015 (File No. 001-35764))

10.4
Third Amended and Restated Omnibus Agreement dated as of May 15, 2015 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.5
Third Amended and Restated Operation and Management Services and Secondment Agreement dated as of May 15, 2015 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.6
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.7
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.8 **
Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O'Connor (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.'s Annual Report on Form 10-K (File No. 001-35764))

10.9†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.'s June 30, 2015 Form 10-Q (File No. 001-35764))

10.10†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC (Incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.'s June 30, 2015 Form 10-Q (File No. 001-35764))

10.11
Consulting Services Agreement dated as of January 31, 2015 between PBF Investments LLC and Michael D. Gayda (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s March 31, 2015 Form 10-Q (File No. 001-35764))

10.12
Third Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC and UBS Securities LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s September 30, 2014 Form 10-Q (File No. 001-35764))

10.13
Revolving Credit Agreement, dated as of March 26, 2014, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s March 31, 2014 Form 10-Q (File No. 001-35764))

10.14
Contribution, Conveyance and Assumption Agreement dated as of May 14, 2014 by and among PBF Logistics LP, PBF Logistics GP LLC, PBF Energy Inc., PBF Energy Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC and Toledo Refining Company LLC (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.15
Delaware City Rail Terminaling Services Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.16
Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014 (Incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.'s June 30, 2014 Form 10-Q (File No. 001-35764))

10.16.1
Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP's Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446))

10.17
Contribution Agreement, dated as of September 16, 2014 among PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-35764))

10.18
Delaware City West Ladder Rack Terminaling Services Agreement, dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company LLC (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.19
Contribution Agreement, dated as of December 2, 2014 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 5, 2014 (File No. 001-35764))

10.20
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446))

10.21**
Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (Incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.22**
Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.23**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young. (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s March 31, 2014 Form 10-Q (File No. 001-35764))

10.24**	PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.25**
Form of Restricted Stock Award Agreement for Directors under the PBF Energy Inc. 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s September 30, 2014 Form 10-Q (File No. 001-35764))

10.26**
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

PBF HOLDING COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To PBF Energy Inc., the Managing Member of
PBF Holding Company LLC

We have audited the accompanying consolidated balance sheets of PBF Holding Company LLC and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PBF Holding Company LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 24, 2016

PBF HOLDING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$914,749	$218,403
Accounts receivable	454,759	551,269
Accounts receivable - affiliate	3,438	3,223
Inventories	1,174,272	1,102,261
Prepaid expense and other current assets	33,701	32,157
Total current assets	2,580,919	1,907,313

Property, plant and equipment, net	2,211,090	1,806,060
Deferred charges and other assets, net	290,713	300,389
Total assets	$5,082,722	$4,013,762

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314,843	$335,182
Accounts payable - affiliate	23,949	11,630
Accrued expenses	1,117,435	1,129,970
Current portion of long-term debt	—	—
Deferred revenue	4,043	1,227
Total current liabilities	1,460,270	1,478,009

Delaware Economic Development Authority loan	4,000	8,000
Long-term debt	1,236,720	712,221
Intercompany notes payable	470,047	122,264
Deferred tax liabilities	20,577	—
Other long-term liabilities	69,824	62,752
Total liabilities	3,261,438	2,383,246

Commitments and contingencies (Note 13)

Equity:
Member's equity	1,479,175	1,144,100
Retained earnings	349,654	513,292
Accumulated other comprehensive loss	(24,770)	(26,876)
Total PBF Holding Company LLC equity	1,804,059	1,630,516
Noncontrolling interest	17,225	—
Total equity	1,821,284	1,630,516
Total liabilities and equity	$5,082,722	$4,013,762

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues	$13,123,929	$19,828,155	$19,151,455

Cost and expenses:
Cost of sales, excluding depreciation	11,611,599	18,514,054	17,803,314
Operating expenses, excluding depreciation	889,368	880,701	812,652
General and administrative expenses	166,904	140,150	95,794
(Gain) loss on sale of assets	(1,004)	(895)	(183)
Depreciation and amortization expense	191,110	178,996	111,479
	12,857,977	19,713,006	18,823,056

Income from operations	265,952	115,149	328,399

Other income (expense)
Change in fair value of catalyst lease	10,184	3,969	4,691
Interest expense, net	(88,194)	(98,001)	(94,214)
Income before income taxes	187,942	21,117	238,876
Income tax expense	648	—	—
Net income	187,294	21,117	238,876
Less income attributable to noncontrolling interests	274	—	—
Net income attributable to PBF Holding Company LLC	$187,020	$21,117	$238,876

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$187,294	$21,117	$238,876
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	124	127	(308)
Net gain (loss) on pension and other post-retirement benefits	1,982	(12,465)	(5,289)
Total other comprehensive income (loss)	2,106	(12,338)	(5,597)
Comprehensive income	189,400	8,779	233,279
Less: comprehensive income attributable to noncontrolling interests	274	—	—
Comprehensive income attributable to PBF Holding Company LLC	$189,126	$8,779	$233,279

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Member's Equity	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, January 1, 2013	$930,098	$(8,941)	$830,497	$—	$1,751,654
Member distributions	—	—	(215,846)	—	(215,846)
Member contributions	1,757	—	—	—	1,757
Stock based compensation	1,309	—	—	—	1,309
Net income	—	—	238,876	—	238,876
Other comprehensive loss	—	(5,597)	—	—	(5,597)
Balance, December 31, 2013	933,164	(14,538)	853,527	—	1,772,153
Member distributions	—	—	(361,352)	—	(361,352)
Capital contributions	328,664	—	—	—	328,664
Distribution of assets to PBF LLC	(126,280)	—	—	—	(126,280)
Stock based compensation	6,095	—	—	—	6,095
Exercise of options and other	2,457	—	—	—	2,457
Net income	—	—	21,117	—	21,117
Other comprehensive loss	—	(12,338)	—	—	(12,338)
Balance, December 31, 2014	1,144,100	(26,876)	513,292	—	1,630,516
Member distributions	—	—	(350,658)	—	(350,658)
Capital contributions	345,000	—	—	—	345,000
Distribution of assets to PBF LLC	(19,233)	—	—	—	(19,233)
Stock based compensation	9,218	—	—	—	9,218
Exercise of options and other	90	—	—	—	90
Net income	—	—	187,020	274	187,294
Other comprehensive income	—	2,106	—	—	2,106
Noncontrolling interest acquired in Chalmette Acquisition	—	—	—	16,951	16,951
Balance, December 31, 2015	$1,479,175	$(24,770)	$349,654	$17,225	$1,821,284

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$187,294	$21,117	$238,876
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	199,383	186,412	118,001
Stock-based compensation	9,218	6,095	3,753
Change in fair value of catalyst lease obligation	(10,184)	(3,969)	(4,691)
Non-cash change inventory repurchase obligations	63,389	(93,246)	(20,492)
Non-cash lower of cost or market inventory adjustment	427,226	690,110	—
Pension and other post retirement benefits costs	26,982	22,600	16,728
Gain on disposition of property, plant and equipment	(1,004)	(895)	(183)

Changes in current assets and current liabilities:
Accounts receivable	97,636	45,378	(92,851)
Due to/from affiliates	12,104	8,407	14,721
Inventories	(271,892)	(394,031)	45,991
Prepaid expense and other current assets	(631)	23,686	(42,455)
Accounts payable	(25,015)	(67,111)	42,236
Accrued expenses	(37,737)	59,899	214,817
Deferred revenue	2,816	(6,539)	(202,777)
Other assets and liabilities	(27,182)	(2,225)	(20,403)
Net cash provided by operations	652,403	495,688	311,271

Cash flow from investing activities:
Acquisition of Chalmette Refining, net of cash acquired	(565,304)	—	—
Expenditures for property, plant and equipment	(352,365)	(470,460)	(318,394)
Expenditures for deferred turnaround costs	(53,576)	(137,688)	(64,616)
Expenditures for other assets	(8,236)	(17,255)	(32,692)
Proceeds from sale of assets	168,270	202,654	102,428
Net cash used in investing activities	(811,211)	(422,749)	(313,274)

Cash flows from financing activities:
Proceeds from members' capital contributions	345,000	328,664	1,757
Distributions to members	(350,658)	(361,352)	(215,846)
Proceeds from intercompany notes payable	347,783	90,631	31,835
Proceeds from revolver borrowings	170,000	395,000	1,450,000
Repayments of revolver borrowings	(170,000)	(410,000)	(1,435,000)
Proceeds from Rail Facility revolver borrowings	102,075	83,095	—
Repayments of Rail Facility revolver borrowings	(71,938)	(45,825)	—
Proceeds from 2023 Senior Secured Notes	500,000	—	—
Proceeds from catalyst lease	—	—	14,337
Payment of contingent consideration related to acquisition of Toledo refinery	—	—	(21,357)
Deferred financing costs and other	(17,108)	(11,719)	(1,044)
Net cash provided by (used in) financing activities	855,154	68,494	(175,318)

Net increase (decrease) in cash and cash equivalents	696,346	141,433	(177,321)
Cash and equivalents, beginning of period	218,403	76,970	254,291
Cash and equivalents, end of period	$914,749	$218,403	$76,970

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental cash flow disclosure
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	4,000	4,000	8,000
Accrued construction in progress and unpaid fixed assets	7,974	33,296	33,747
Distribution of assets to PBF Energy Company LLC	19,233	126,280	—
Cash paid during the year for:
Interest (including capitalized interest of $3,529, $7,487 and $5,672 in 2015, 2014 and 2013, respectively)	83,371	96,346	92,848

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 95.1% of the outstanding economic interest, in PBF LLC as of December 31, 2015. PBF Finance Corporation (“PBF Finance”) is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC (“DCR”), PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC (“Paulsboro Refining”), Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Chalmette Refining, L.L.C. (“Chalmette Refining”) and MOEM Pipeline LLC are PBF LLC's principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. In addition, PBF LLC, through Chalmette Refining, holds an 80% interest in and consolidates Collins Pipeline Company and T&M Terminal Company. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
On May 14, 2014, PBF Logistics LP (“PBFX”), a Delaware master limited partnership, completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. In connection with the PBFX Offering, PBF Holding distributed to PBF LLC the assets and liabilities of certain crude oil terminaling assets, which were immediately contributed by PBF LLC to PBFX. The assets were previously owned and operated by PBF Holding’s subsidiaries, DCR and Toledo Refining. The initial assets distributed consisted of the Delaware City Rail Unloading Terminal (“DCR Rail Terminal”), which was part of PBF Holding’s Delaware City, Delaware refinery, and the Toledo Truck Unloading Terminal (“Toledo Truck Terminal” and together with DCR Rail Terminal, the “Contributed Assets”), which was part of PBF Holding’s Toledo, Ohio refinery. The Contributed Assets did not generate third party or intra-entity revenue prior to the PBFX Offering. The exchange for the Contributed Assets is described in the Contribution Agreement (as defined herein) (refer to Note 12 “Related Party Transactions” of our Notes to Consolidated Financial Statements).
Effective September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of DCR's wholly-owned subsidiary, Delaware City Terminaling Company II LLC (“DCT II”), which assets consist solely of the Delaware City heavy crude unloading rack (the “DCR West Rack”). PBF LLC then contributed to PBFX all of the equity interests of DCT II for total consideration of $150,000, consisting of $135,000 of cash and $15,000 of PBFX common units, or 589,536 common units (the “DCR West Rack Acquisition”).
Effective December 11, 2014, PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC (“Toledo Terminaling”), whose assets consist of a tank farm and related facilities located at PBF Energy's Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”). PBF LLC then contributed to PBFX all of the issued and outstanding limited liability company interest of Toledo Terminaling for total consideration to PBF LLC of $150,000, consisting of $135,000 of cash and $15,000 of PBFX common units, or 620,935 common units (the “Toledo Storage Facility Acquisition”).
On May 14, 2015, PBF Holding distributed all of the equity interests of DPC and Delaware City Logistics Company LLC (“DCLC”) to PBF LLC immediately prior to the contribution by PBF LLC to PBFX. The contributed assets consisted of the Delaware City Products Pipeline and Truck Rack, for a total consideration payable to PBF LLC of $143,000, consisting of $112,500 of cash and $30,500 of PBFX common units, or 1,288,420 common units.
Substantially all of the Company’s operations are in the United States. The Company’s four oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Presentation
These consolidated financial statements include the accounts of PBF Holding and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain amounts previously reported in the Company's consolidated financial statements for prior periods have been reclassified to conform to the 2015 presentation. These reclassifications include presentation of deferred financing costs and debt due to the adoption of a recently adopted accounting pronouncement (as discussed below).
Use of Estimates
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from those estimates.
Business Combinations
We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed in business combinations at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, we obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of the cash equivalents approximates fair value due to the short-term maturity of those instruments.
Concentrations of Credit Risk
For the year ended December 31, 2015 no single customer amounted to greater than or equal to 10% of the Company's revenue. Only one customer, ExxonMobil Oil Corporation (“ExxonMobil”), accounted for 10% or more of our total trade accounts receivables as of December 31, 2015. Following the Chalmette Acquisition on November 1, 2015, ExxonMobil and its affiliates represented approximately 18% of our total trade accounts receivable as of December 31, 2015.
For the year ended December 31, 2014, no single customer amounted to greater than or equal to 10% of the Company's revenues. No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2014.
For the year ended December 31, 2013, Morgan Stanley Capital Group, Inc. (“MSCG”) and Sunoco, Inc. (R&M) (“Sunoco”) accounted for 29% and 10% of the Company’s revenues, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Revenue, Deferred Revenue and Accounts Receivable
The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when there is persuasive evidence of an agreement, the sales prices are fixed or determinable, collectability is reasonably assured and when products are shipped or delivered in accordance with their respective agreements. Revenue for services is recorded when the services have been provided. Certain of the Company's refineries have products offtake agreements with third-parties under which these third parties purchase a portion of the refineries' daily gasoline production. The refineries also sell their products through short-term contracts or on the spot market.
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
As of July 1, 2013, the Company terminated the Offtake Agreements for the Company’s Paulsboro and Delaware City refineries. The Company entered into two separate inventory intermediation agreements (“Inventory Intermediation Agreements”) with J. Aron & Company (“J. Aron”) on June 26, 2013 which commenced upon the termination of the Offtake Agreements with MSCG.
On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements (the “A&R Intermediation Agreements”) with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the “Products”) produced by the Paulsboro and Delaware City refineries (the “Refineries”), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Until December 31, 2015, the Company's Delaware City refinery sold and purchased feedstocks under a supply agreement with Statoil (the “Crude Supply Agreement”).  This Crude Supply Agreement expired on December 31, 2015. Statoil purchased the refineries' production of certain feedstocks or purchased feedstocks from third parties on the refineries' behalf. Legal title to the feedstocks were held by Statoil and the feedstocks were held in the refineries' storage tanks until they were needed for further use in the refining process. At that time, the products were drawn out of the storage tanks and purchased by the refinery. These purchases and sales were settled monthly at the daily market prices related to those products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refineries to Statoil. Inventory remained at cost and the net cash receipts resulted in a liability which is discussed further in the Inventory note below. The Company terminated its supply agreement with Statoil for its Paulsboro refinery in March 2013, at which time the Company began to purchase from Statoil the feedstocks owned by them at that date that had been purchased on its behalf. Subsequent to the expiration of the Delaware City Crude Supply Agreement, the Company began to purchase all of its crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements.
Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2015 and 2014.
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
The Company had the obligation to purchase and sell feedstocks under a supply agreement with Statoil for its Delaware City refinery. This Crude Supply Agreement expired on December 31, 2015. The Company's Paulsboro refinery also had a crude supply agreement with Statoil that was terminated in March 2013. Prior to the expiration or termination of these agreements, Statoil purchased the refineries' production of certain feedstocks or purchased feedstocks from third parties on the refineries' behalf. The Company took title to the crude oil as it was delivered to the processing units, in accordance with the Crude Supply Agreement; however, the Company was obligated to purchase all the crude oil held by Statoil on the Company’s behalf upon termination of the agreement at the then market price. The Paulsboro crude supply agreement also included an obligation to purchase a fixed volume of feedstocks from Statoil on the later of maturity or when the arrangement is terminated based on a forward market price of West Texas Intermediate crude oil. As a result of the purchase obligations, the Company recorded the inventory of crude oil and feedstocks in the refineries’ storage facilities. The Company determined the purchase obligations were contracts that contain derivatives that changed in value based on changes in commodity prices. Such changes in the fair value of these derivatives were included in cost of sales.
Prior to July 31, 2014, the Company’s Toledo refinery acquired substantially all of its crude oil from MSCG under a crude oil acquisition agreement (the “Toledo Crude Oil Acquisition Agreement”). Under the Toledo Crude Oil Acquisition Agreement, the Company took title to crude oil at various pipeline locations for delivery to the refinery or sale to third parties. The Company recorded the crude oil inventory when it received title. Payment for the crude oil was due to MSCG under the Toledo Crude Oil Acquisition Agreement three days after the crude oil was delivered to the Toledo refinery processing units or upon sale to a third party. The Company terminated the Toledo Crude Oil Acquisition Agreement effective July 31, 2014 and began to source its crude oil needs independently.

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
Deferred financing costs are capitalized when incurred and amortized over the life of the loan (generally 1 to 8 years).
Intangible assets with finite lives primarily consist of catalyst, emission credits and permits and are amortized over their estimated useful lives (generally 1 to 10 years).
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
Stock-Based Compensation
Stock-based compensation includes the accounting effect of options to purchase PBF Energy Class A common stock granted by PBF Energy to certain PBF Holding employees, Series A warrants issued or granted by PBF LLC to employees in connection with their acquisition of PBF LLC Series A units, options to acquire Series A units of PBF LLC granted by PBF LLC to certain employees, Series B units of PBF LLC that were granted to certain members of management and restricted PBF LLC Series A Units and restricted PBF Energy Class A common stock granted to certain directors and officers. The estimated fair value of the options to purchase PBF Energy Class A common stock and the PBF LLC Series A warrants and options, is based on the Black-Scholes option pricing model and the fair value of the PBF LLC Series B units is estimated based on a Monte Carlo simulation model. The estimated fair value is amortized as stock-based compensation expense on a straight-line method over the vesting period and included in general and administration expense.
Income Taxes
As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, there is no benefit or provision for federal or state income tax in the accompanying financial statements apart from the income taxes attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining that are treated as C-corporations for tax purposes.
The Federal and state tax returns for all years since 2012 are subject to examination by the respective tax authorities.
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
The Company’s commodity contracts are measured and recorded at fair value using Level 1 inputs based on quoted prices in an active market, Level 2 inputs based on quoted market prices for similar instruments, or Level 3 inputs based on third party sources and other available market based data. The Company’s catalyst lease obligation and derivatives related to the Company’s crude oil and feedstocks and refined product purchase obligations are measured and recorded at fair value using Level 2 inputs on a recurring basis, based on observable market prices for similar instruments.
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
Recently Issued Accounting Pronouncements
In February 2015, the FASB issued ASU No. 2015-02, “Consolidations (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company early adopted the new standard in its consolidated financial statements and related disclosures, which resulted in a reclassification of $32,217 and $30,128 of deferred financing costs from other assets to long-term debt as of December 31, 2015 and December 31, 2014, respectively.
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
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii)that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under ASU 2015-16, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2017 with prospective application with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures and expects to early adopt this guidance for periods beginning after December 31, 2015.
In November 2015, the FASB issued ASU 2015-17 (Topic 740), “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which is intended to simplify the presentation of deferred taxes in a classified balance sheet. This guidance states that deferred tax assets and deferred tax liabilities should be presented as noncurrent in a classified statement of financial position. Under ASU 2015-17, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted as of the beginning of an annual or interim period after issuance of the ASU. The Company is currently

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

evaluating the impact of this new standard on its consolidated financial statements and related disclosures and expects to early adopt this guidance for periods beginning after December 31, 2015.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. ASU 2016-01 also changes certain disclosure requirements and other aspects of current GAAP but does not change the guidance for classifying and measuring investments in debt securities and loans. Under ASU 2016-01, this guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments No. 2016-06 March 2016 a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-06”), to increase consistency in practice in applying guidance on determining if an embedded derivative is clearly and closely related to the economic characteristics of the host contract, specifically for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance in ASU 2016-06 applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

3. ACQUISITIONS
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding. Chalmette Refining is strategically positioned on the Gulf Coast with strong logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products and provides geographic diversification into PADD 3.

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The aggregate purchase price for the Chalmette Acquisition was $322,000 in cash, plus estimated inventory and working capital of $243,304, which is subject to final valuation upon agreement of both parties. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line.

The Company accounted for the Chalmette Acquisition as a business combination under US GAAP whereby we recognize assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The final purchase price and its allocation are dependent on final reconciliations of working capital and other items subject to agreement by both parties.

The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date.The total purchase consideration and the estimated fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Net cash	$565,083
Preliminary estimate of payable to Seller for working capital adjustments	19,263
Cash acquired	(19,042)
Total estimated consideration	$565,304

Fair Value Allocation
Accounts receivable	$1,126
Inventories	268,751
Prepaid expenses and other current assets	913
Property, plant and equipment	356,961
Deferred charges and other assets	8,312
Accounts payable	(4,870)
Accrued expenses	(28,347)
Deferred tax liability	(20,577)
Noncontrolling interest	(16,965)
Estimated fair value of net assets acquired	$565,304

In addition, in connection with the acquisition of Chalmette Refining, the Company acquired Collins Pipeline Company and T&M Terminal Company, which are both C-corporations for tax purposes. As a result, the Company recognized a deferred tax liability of $20,577 attributable to the book and tax basis difference in the C-corporation assets. The Company’s consolidated financial statements for the year ended December 31, 2015 include the results of operations of the Chalmette refinery since November 1, 2015 during which period the Chalmette refinery contributed revenues of $643,267 and net income of $53,539. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2014, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Chalmette acquisition financing.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Years ended December 31,
(Unaudited)	2015	2014
Revenues	$16,811,922	$26,685,661
Net income attributable to PBF Holdings LLC	397,108	47,030

The amount of revenues and net income above have been calculated after conforming Chalmette Refining's accounting policies to those of the Company and certain one-time adjustments.

Acquisition Expenses

The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to the Chalmette Acquisition and other pending and non-consummated acquisitions of $5,833 in the year ended December 31, 2015 . Acquisition related expenses were not material for the years ended December 31, 2014 and 2013. These costs are included in the consolidated income statement in “General and Administrative expenses”.

4. INVENTORIES
Inventories consisted of the following:

December 31, 2015
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$1,137,605	$—	$1,137,605
Refined products and blendstocks	687,389	411,357	1,098,746
Warehouse stock and other	55,257	—	55,257
	$1,880,251	$411,357	$2,291,608
Lower of cost or market adjustment	(966,564)	(150,772)	(1,117,336)
Total inventories	$913,687	$260,585	$1,174,272

December 31, 2014
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$918,756	$61,122	$979,878
Refined products and blendstocks	520,308	255,459	775,767
Warehouse stock and other	36,726	—	36,726
	$1,475,790	$316,581	$1,792,371
Lower of cost or market adjustment	(609,774)	(80,336)	(690,110)
Total inventories	$866,016	$236,245	$1,102,261

Inventory under inventory supply and intermediation arrangements included certain crude oil stored at the Company's Delaware City refinery's storage facilities that the Company was obligated to purchase as it was consumed in connection with its Crude Supply Agreement that expired on December 31, 2015; and light finished products sold to counterparties in connection with the A&R Intermediation Agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Due to the lower crude oil and refined product pricing environment at the end of 2014 and into 2015, the Company recorded adjustments to value its inventories to the lower of cost or market. During the year ended December 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased both operating income and net income by $427,226 reflecting the net change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $1,117,336 at December 31, 2015. In the year ended December 31, 2014, the Company first recorded an adjustment to value its inventories to the lower of cost or market which decreased both operating income and net income by $690,110.

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following:

	December 31, 2015	December 31, 2014
Land	$91,256	$59,575
Process units, pipelines and equipment	2,209,712	1,843,157
Buildings and leasehold improvements	34,265	28,397
Computers, furniture and fixtures	72,642	68,431
Construction in progress	150,388	69,413
	2,558,263	2,068,973
Less—Accumulated depreciation	(347,173)	(262,913)
	$2,211,090	$1,806,060
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $88,474, $113,533 and $79,413, respectively. The Company capitalized $3,529 and $7,487 in interest during 2015 and 2014, respectively, in connection with construction in progress.
For the year ended December 31, 2014, the Company determined that it would abandon a capital project at the Delaware City refinery. The project was related to the construction of a new hydrocracker (the “Hydrocracker Project”). The carrying value for the Hydrocracker Project was $28,508. The total pre-tax impairment charge of $28,508 was recorded in depreciation and amortization expense for the year ended December 31, 2014. No additional cash expenditures were incurred related to the Hydrocracker Project subsequent to the impairment charge.

6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	December 31, 2015	December 31, 2014
Deferred turnaround costs, net	$177,236	$204,987
Catalyst	77,725	77,322
Linefill	13,504	10,230
Restricted cash	1,500	1,521
Intangible assets, net	219	357
Other	20,529	5,972
	$290,713	$300,389

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $102,636, $65,452 and $32,066 for the years ended December 31, 2015, 2014 and 2013 respectively. The restricted cash consists primarily of cash held as collateral securing the Rail Facility.
Intangible assets, net was comprised of permits and emission credits as follows:

	December 31, 2015	December 31, 2014
Gross amount	$3,597	$3,599
Accumulated amortization	(3,378)	(3,242)
Net amount	$219	$357

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014
Inventory-related accruals	$548,800	$588,297
Inventory supply and intermediation arrangements	252,380	253,549
Accrued transportation costs	91,546	59,959
Accrued salaries and benefits	61,011	55,993
Excise and sales tax payable	34,129	40,444
Accrued construction in progress	7,400	31,452
Customer deposits	20,395	24,659
Accrued interest	22,313	22,946
Accrued utilities	25,192	22,337
Renewable energy credit obligations	19,472	286
Other	34,797	30,048
	$1,117,435	$1,129,970

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron. As of December 31, 2015, a liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
The Company had the obligation to purchase and sell feedstocks under a supply agreement with Statoil for its Delaware City refinery. This Crude Supply Agreement expired on December 31, 2015. Prior to its expiration, Statoil purchased the refinery's production of certain feedstocks or purchased feedstocks from third parties on the refineries' behalf. Legal title to the feedstocks was held by Statoil and the feedstocks were held in the refinery's storage tanks until they were needed for further use in the refining process. At that time, the products were drawn out of the storage tanks and purchased by the refinery. These purchases and sales were settled monthly at the daily market prices related to those products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refinery to Statoil. Inventory remained at cost and the net cash receipts resulted in a liability.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company's overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.
Accrued distributions represent unpaid distributions to PBF LLC related to tax distributions and non-tax distributions made by PBF LLC to its members.

8. DELAWARE ECONOMIC DEVELOPMENT AUTHORITY LOAN
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

The loan converts to a grant in tranches of up to $4,000 annually over a five-year period, starting at the one-year anniversary of the “certified restart date” as defined in the agreement and certified by the Authority. In order for the loan to be converted to a grant, the Company is required to utilize at least 600 man hours of labor in connection with the reconstruction and restarting of the Delaware City refinery, expend at least $125,000 in qualified capital expenditures, commence refinery operations, and maintain certain employment levels, all as defined in the agreement. In February 2013, October 2013, August 2014 and December 2015, the Company received confirmation from the Authority that the Company had satisfied the conditions necessary for the first four $4,000 tranches of the loan to be converted to a grant. As a result of the grant conversion, property, plant and equipment, net was reduced by $4,000 in each of the years ended December 31, 2015 and December 31, 2014, respectively, as the proceeds from the loan were used for capital projects.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

9. CREDIT FACILITY AND LONG-TERM DEBT
PBF Holding Revolving Loan
On August 15, 2014, PBF Holding amended and restated the terms of its asset based revolving credit agreement (“Revolving Loan”) to, among other things, increase the commitments from $1,610,000 to $2,500,000, and extend the maturity to August 2019. In addition, the amended and restated agreement reduced the interest rate on advances and the commitment fee paid on the unused portion of the facility. The amended and restated agreement also increased the sublimit for letters of credit from $1,000,000 to $1,500,000 and reduced the combined LC Participation Fee and Fronting Fee paid on each issued and outstanding letter of credit. As defined in the agreement, the LC Participation Fee ranges from 1.25% to 2.0% depending on the Company's debt rating and the Fronting Fee is equal to 0.25%.
An accordion feature allows for increases in the aggregate commitment of up to $2,750,000. In November 2015 and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2,600,000 and $2,635,000, respectively. At the option of PBF Holding, advances under the Revolving Loan will bear interest either at the Alternate Base Rate plus the Applicable Margin, or the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. Interest is paid in arrears, either quarterly in the case of Alternate Base Rate Loans or at the maturity of each Adjusted LIBOR Rate Loan.
Advances under the Revolving Loan, plus all issued and outstanding letters of credit may not exceed the lesser of $2,635,000 or the Borrowing Base, as defined in the agreement. The Revolving Loan can be prepaid, without penalty, at any time.
The Revolving Loan has a financial covenant which requires that if at any time Excess Availability, as defined in the agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100,000 and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100,000 for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the agreement and determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0.
PBF Holding's obligations under the Revolving Loan (a) are guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the agreement) and (b) are secured by a lien on (x) PBF LLC’s equity interests in PBF Holding and (y) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral); all accounts receivable; all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
There were no outstanding borrowings under the Revolving Loan as of December 31, 2015 and December 31, 2014, and standby letters of credit were $351,511 and $400,262, respectively.
PBF Rail Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250,000 secured revolving credit agreement (the “Rail Facility”) with a consortium of banks, including Credit Agricole Corporate & Investment Bank (“CA-CIB”) as Administrative Agent. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the “Eligible Railcars”) before December 2015.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The amount available to be advanced under the Rail Facility equals 70% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the Rail Facility. On the first anniversary of the closing, the advance rate adjusts automatically to 65%. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
At PBF Rail's election, advances bear interest at a rate per annum equal to one month LIBOR plus the Facility Margin for Eurodollar Loans, or the Corporate Base Rate plus the Facility Margin for Base Rate Loans (the Corporate Base Rate is equal to the higher of the prime rate as determined by CA-CIB, the Federal Funds Rate plus 50 basis points, or one month LIBOR plus 100 basis points), all as defined in the Rail Facility. In addition, there is a commitment fee on the unused portion. Interest and fees are payable monthly.
The lenders received a perfected, first priority security interest in all of PBF Rail's assets, including but not limited to (i) the Eligible Railcars, (ii) all railcar marks and other intangibles, (iii) the rights of PBF Rail under the Transportation Services Agreement (“TSA”) entered into between PBF Rail and PBF Holding, (iv) the accounts of PBF Rail, and (v) proceeds from the sale or other disposition of the Eligible Railcars, including insurance proceeds. In addition, the lenders received a pledge of the membership interest of PBF Rail held by PBF Transportation Company LLC, a wholly-owned subsidiary of PBF Holding. The obligations of PBF Holding under the TSA are guaranteed by each of Delaware City Refining, Paulsboro Refining, and Toledo Refining.
On April 29, 2015, PBF Rail entered into the First Amendment to the Rail Facility. The amendments to the Rail Facility include the extension of the maturity to April 29, 2017, the reduction of the total commitment from $250,000 to $150,000, and the reduction of the commitment fee on the unused portion of the Rail Facility. On the first anniversary of the closing of the amendment, the advance rate adjusts automatically to 65%.
There was $67,491 and $37,270 outstanding under the Rail Facility at December 31, 2015 and December 31, 2014, respectively.
Senior Secured Notes
On February 9, 2012, PBF Holding completed the offering of $675,500 aggregate principal amount of 8.25% Senior Secured Notes due 2020 (the “2020 Senior Secured Notes”). The net proceeds, after deducting the original issue discount, the initial purchasers’ discounts and commissions, and the fees and expenses of the offering, were used to repay all of the outstanding indebtedness plus accrued interest owed under the Toledo Promissory Note, the Paulsboro Promissory Note, and the Term Loan, as well as to reduce the outstanding balance of the Revolving Loan.
On November 24, 2015, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation completed an offering of $500,000 in aggregate principal amount of 7.00% Senior Secured Notes due 2023 (the “2023 Senior Secured Notes”, and together with the 2020 Senior Secured Notes, the “Senior Secured Notes”). The net proceeds from this offering were approximately $490,000 after deducting the initial purchasers’ discount and offering expenses. The Company intends to use the proceeds for general corporate purposes, including to fund a portion of the purchase price for the pending acquisition of the Torrance refinery and related logistics assets.
The 2023 Senior Secured Notes include a registration payment arrangement whereby the Company has agreed to file with the SEC and use reasonable efforts to cause to become effective within 365 days of the closing date of the 2023 Senior Secured Notes offering, a registration statement relating to an offer to exchange the 2023 Senior Secured Notes for an issue of registered notes with terms substantially identical to the notes. The Company fully intends to file a registration statement for the exchange of the 2023 Senior Secured Notes within the 365 day period following the closing of the 2023 Senior Secured Notes. In addition, there are no restrictions or hindrances that the Company is aware of that would prohibit it from filing such registration statement and maintaining its effectiveness as stipulated in the registration rights agreement. As such, the Company asserts that it is not probable that it will have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.

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
At all times after (a) a covenant suspension event (which requires that the Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s), or (b) a Collateral Fall-Away Event, as defined in the indenture, the Senior Secured Notes will become unsecured.
Catalyst Leases
Subsidiaries of the Company have entered into agreements at each of its refineries whereby the Company sold certain of its catalyst precious metals to major commercial banks and then leased them back. The catalyst is required to be repurchased by the Company at market value at lease termination. The Company treated these transactions as financing arrangements, and the lease payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying catalyst. The fair value of these repurchase obligations as reflected in the fair value of long-term debt outstanding table below is measured using Level 2 inputs.
Details on the catalyst leases at each of our refineries as of December 31, 2015 are included in the following table:

	Annual lease fee	Annual interest rate	Expiration date
Paulsboro catalyst lease	$180	1.95%	December 2016 *
Delaware City catalyst lease	$322	1.96%	October 2016 *
Toledo catalyst lease	$326	1.99%	June 2017
Chalmette catalyst lease	$185	3.85%	November 2018
* The Paulsboro and Delaware catalyst leases are included in long-term debt as of December 31, 2015 as the Company has the ability and intent to finance these debts through availability under other credit facilities if the catalyst leases are not renewed at maturity.
Long-term debt outstanding consisted of the following:

	December 31, 2015	December 31, 2014
2020 Senior Secured Notes	$669,644	$668,520
2023 Senior Secured Notes	500,000	—
Revolving Loan	—	—
Rail Facility	67,491	37,270
Catalyst leases	31,802	36,559
Unamortized deferred financing costs	(32,217)	(30,128)
	1,236,720	712,221
Less—Current maturities	—	—
Long-term debt	$1,236,720	$712,221

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Debt Maturities
Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2016	$17,252
2017	77,164
2018	4,877
2019	—
2020	669,644
Thereafter	500,000
$1,268,937

10. INTERCOMPANY NOTES PAYABLE
During 2013, PBF Holding entered into notes payable with PBF Energy and PBF LLC. As of December 31, 2015 and 2014, PBF Holding had outstanding notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $470,047 and $122,264, respectively. The notes have an interest rate of 2.5% and a five-year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium.

11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2015	December 31, 2014
Defined benefit pension plan liabilities	$42,509	$40,142
Post retiree medical plan	17,729	14,740
Environmental liabilities	8,189	7,870
Other	1,397	—
	$69,824	$62,752

12. RELATED PARTY TRANSACTIONS

PBF Holding entered into agreements with PBFX that establish fees for certain general and administrative services, and operational and maintenance services provided by the Company to PBFX. In addition, the Company executed terminal and storage services agreements with PBFX under which PBFX provides commercial transportation, terminaling, storage and pipeline services to the Company. These agreements with PBFX include:

Contribution Agreements
On May 8, 2014, PBFX, PBF GP, PBF Energy, PBF LLC, PBF Holding, DCR, Delaware City Terminaling Company LLC (“Delaware City Terminaling”) and TRC entered into the Contribution and Conveyance Agreement (the “Contribution Agreement I”). On May 14, 2014, concurrent with the closing of the PBFX Offering, the following transactions occurred pursuant to the Contribution Agreement I:

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

On September 30, 2014, PBF Holding, PBF LLC and PBFX closed the transaction contemplated by the Contribution Agreement dated September 16, 2014 (the “Contribution Agreement II”). Pursuant to the terms of the Contribution Agreement II, PBF Holding distributed to PBF LLC all of the equity interests of DCT II, which assets consisted solely of the DCR West Rack, immediately prior to the transfer of such equity interests by PBF LLC to PBFX. The DCR West Rack was previously owned and operated by PBF Holding’s subsidiary, DCT II, and is located at the Company's Delaware City refinery. PBFX paid to PBF LLC total consideration of $150,000, consisting of $135,000 of cash and $15,000 of PBFX common units in exchange for the DCR West Rack.
On December 11, 2014, PBF Holding, PBF LLC and PBFX closed the transaction contemplated by the Contribution Agreement dated December 2, 2014 (the “Contribution Agreement III”). Pursuant to the terms of the Contribution Agreement III, PBF Holding distributed to PBF LLC all of the issued and outstanding limited liability company interests of Toledo Terminaling, which assets consisted of the Toledo Storage Facility. PBF LLC then contributed to PBFX all of the equity interests of Toledo Terminaling for total consideration of $150,000, consisting of $135,000 of cash and $15,000 of PBFX common units, or 620,935 common units.
On May 14, 2015 PBF Holding, PBF LLC and PBFX closed the transactions contemplated by the Contribution Agreement dated May 5, 2015 (the “Contribution Agreement IV”). Pursuant to the terms of the Contribution Agreement IV, PBF Holding distributed all of the equity interests of Delaware Pipeline Company LLC (“DPC”) and Delaware City Logistics Company LLC (“DCLC”) to PBF LLC immediately prior to the contibution of such interests by PBF LLC to PBFX. The assets consisted of a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the “Delaware City Products Pipeline and Truck Rack”), for total consideration of $143,000 consisting of $112,500 of cash and $30,500 of PBFX common units, or 1,288,420 common units.
Commercial Agreements
In connection with the contribution agreements described above, PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various rail and truck terminaling and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to the Company. Prior to the PBFX Offering, the DCR Rail Terminal, Toledo Truck Terminal, the DCR West Rack and the Toledo Storage Facility and other assets contributed to PBFX subsequent to the PBFX Offering were owned, operated and maintained by PBF Holding. Therefore, PBF Holding did not previously pay a fee for the utilization of the facilities. Below is a summary of the agreements and corresponding fees for the use of each of the assets.
Delaware City Rail Terminaling Services Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a rail terminaling services agreement with PBFX to obtain terminaling services at the DCR Rail Terminal (the “DCR Terminaling Agreement”). Under the DCR Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 85,000 bpd (75,000 bpd through September 30, 2014) for each quarter thereafter (in each case, calculated on a quarterly average basis) for a terminaling service fee of $2.00 per barrel, which will decrease

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

to $0.50 per barrel to the extent volumes exceed the minimum throughput commitment. PBF Holding also pays PBFX for providing related ancillary services at the terminal that are specified in the agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the DCR Terminaling Agreement. Effective January 1, 2015, the service fee was increased to $2.032 per barrel up to the minimum throughput commitment and $0.508 per barrel for volumes that exceed the minimum throughput commitment. The agreement will terminate on the first December 31st following the seventh anniversary of the closing of the PBFX Offering and may be extended, at PBF Holding's option, for up to two additional five-year terms.
For the year ended December 31, 2015 and 2014, PBF Holding paid PBFX $63,043 and $36,640, respectively, for fees related to the DCR Terminaling Agreement.
Toledo Truck Unloading & Terminaling Agreement
On May 14, 2014, concurrent with the closing of the PBFX Offering, PBF Holding entered into a truck unloading and terminaling services agreement with PBFX to obtain terminaling services at the Toledo Truck Terminal (as amended the “Toledo Terminaling Agreement”). Under the Toledo Terminaling Agreement, PBF Holding was obligated to throughput aggregate volumes of crude oil of at least 4,000 bpd (calculated on a quarterly average basis) for a terminaling service fee of $1.00 per barrel. The Toledo Terminaling Agreement was amended and restated effective as of June 1, 2014, to among other things, increase the minimum throughput volume commitment from 4,000 bpd to 5,500 bpd beginning August 1, 2014. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the Toledo Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2015, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the Toledo Terminaling Agreement. Effective January 1, 2015, the terminaling fee was increased to $1.016. The agreement will terminate on the first December 31st following the seventh anniversary of the closing of the PBFX Offering and may be extended, at PBF Holding's option, for up to two additional five-year terms.
For the year ended December 31, 2015 and 2014, PBF Holding paid PBFX $5,578 and $2,131, respectively, for fees related to the Toledo Terminaling Agreement.
Delaware City West Ladder Rack Terminaling Services Agreement
On October 1, 2014, PBF Holding and DCT II entered into a seven-year terminaling services agreement (the “West Ladder Rack Terminaling Agreement”) under which PBFX, through DCT II, provides rail terminaling services to PBF Holding. DCT II, immediately following the closing of the Contribution Agreement II, was merged with and into Delaware City Terminaling, a wholly-owned subsidiary of PBFX, with all property, rights, liabilities and obligations of DCT II vesting in Delaware City Terminaling as the surviving company. The agreement may be extended by PBF Holding for two additional five-year periods. Under the West Ladder Rack Terminaling Agreement, PBF Holding is obligated to throughput aggregate volumes of crude oil of at least 40,000 bpd for a terminaling service fee equal to $2.20 per barrel for all volumes of crude oil throughput up to the minimum throughput commitment, and $1.50 per barrel for all volumes of crude oil throughput in excess of the minimum throughput commitment, in any contract quarter. PBF Holding also pays PBFX for providing related ancillary services at the terminal which are specified in the West Ladder Rack Terminaling Agreement. The terminaling service fee is subject to (i) increase or decrease on January 1 of each year, beginning on January 1, 2016, by the amount of any change in the Producer Price Index, provided that the fee may not be adjusted below the initial amount and (ii) increase by the increase in any operating costs that increase greater than the Producer Price Index reasonably incurred by PBFX in connection with providing the services and ancillary services under the West Ladder Rack Terminaling Agreement.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

For the year ended December 31, 2015 and 2014, PBF Holding paid PBFX $32,120 and $9,639, respectively, related to the West Ladder Rack Terminaling Agreement.
Toledo Storage Facility Storage and Terminaling Services Agreement
On December 12, 2014, PBF Holding and Toledo Terminaling entered into a ten-year storage and terminaling services agreement (the “Toledo Storage Facility Storage and Terminaling Agreement”) under which PBFX, through Toledo Terminaling, will provide storage and terminaling services to PBF Holding. The Toledo Storage Facility Storage and Terminaling Agreement can be extended by PBF Holding for two additional five-year periods. Under the Toledo Storage Facility Storage and Terminaling Agreement, PBFX will provide PBF Holding with storage and throughput services in return for storage and throughput fees.
The storage services require PBFX to accept, redeliver and store all products tendered by PBF Holding in the tanks and load products at the storage facility on behalf of PBF Holding up to the effective operating capacity of each tank, the loading capacity of the products rack and the overall capacity of the Toledo Storage Facility Assets. PBF Holding will pay a fee of $0.50 per barrel of shell capacity dedicated to PBF Holding under the Toledo Storage Facility Storage and Terminaling Agreement.The minimum throughput commitment for the propane storage and loading facility will be 4,400 barrels per day (“bpd”) for a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $2.52 per barrel.
PBFX is required to maintain the Toledo Storage Facility Assets in a condition and with a capacity sufficient to store and handle a volume of PBF Holding's products at least equal to the current operating capacity for the storage facility as a whole subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Toledo Storage Facility Storage and Terminaling Agreement.
For the year ended December 31, 2015 and 2014, PBF Holding paid PBFX $25,495 and $1,420, respectively, related to the Toledo Tank Farm Storage and Terminaling Agreement.
Delaware City Pipeline Services Agreement
On May 15, 2015, PBF Holding entered into a pipeline services agreement with PBFX (the “Delaware City Pipeline Services Agreement”). Under the Delaware City Pipeline Services Agreement, PBFX provides PBF Holding with pipeline throughput services in return for throughput fees. The Delaware City Pipeline Services Agreement has an initial term of approximately ten years, after which PBF Holding has the option to extend the agreement for two additional five year periods, under which PBFX provides pipeline services to PBF Holding on the Delaware Products Pipeline. The minimum throughput commitment for the pipeline facility is 50,000 bpd for a fee equal to $0.5266 per barrel of product throughputted up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee. Effective July 2015, the pipeline service fee was raised to $0.5507 per barrel, due to an increase in the Federal Energy Regulatory Commission (“FERC”) tariff.
For the year ended December 31, 2015, PBF Holding paid PBFX fees of $6,328, related to the Delaware City Pipeline Services Agreement. For the year ended December 31, 2014, PBF Holding paid PBFX no fees related to the Delaware City Pipeline Services Agreement.
Delaware City Truck Loading Agreement
On May 15, 2015, PBF Holding entered into a terminaling services agreement with PBFX (the “Delaware City Truck Loading Agreement”). Under the Delaware City Truck Loading Agreement, PBFX provides PBF Holding

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

with terminaling services in return for fees. The Delaware City Truck Loading Agreement has an initial term of approximately ten years, after which PBF Holding has the option to extend the agreement for two additional five year periods, under which PBFX provides loading services to PBF Holding at the Delaware City Terminal. The minimum throughput commitment for the truck rack is at least 30,000 bpd for refined clean products with a fee equal to $0.462 per barrel and at least 5,000 bpd for LPGs with a fee equal to $2.52 per barrel of product loaded up to the minimum throughput commitment and for volumes in excess of the minimum throughput commitment.
For the year ended December 31, 2015, PBF Holding paid PBFX fees of $6,155, related to the Delaware City Truck Loading Agreement. For the year ended December 31, 2014, PBF Holding paid PBFX no fees related to the Delaware City Truck Loading Agreement.
Third Amended and Restated Omnibus Agreement
On May 14, 2014, PBF Holding entered into an Omnibus Agreement (the “Original Omnibus Agreement”) by and among PBFX, PBF GP, PBF LLC and PBF Holding for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions.
The Original Omnibus Agreement addresses the following matters:

•
PBFX’s obligation to pay PBF Holding, an administrative fee, in the amount of $2,300 per year, for the provision by PBF LLC of centralized corporate services (which fee is in addition to certain expenses of PBF GP and its affiliates that are reimbursed under the First Amended and Restated Agreement of Limited Partnership of PBFX (the “PBFX Partnership Agreement”));

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

•
PBF Holding’s agreement to reimburse PBFX for certain expenditures up to $20,000 per event (net of any insurance recoveries) related to the contributed assets for a period of five years after the closing of the PBFX Offering, and PBFX's agreement to bear the costs associated with the expansion of the DCR Rail Terminal crude unloading capability. The liability arising from this agreement is classified as “Accounts Payable - Affiliate” on the PBF Holding consolidated balance sheet.

On September 30, 2014, the Original Omnibus Agreement was amended and restated in connection with the Contribution Agreement II (the “Amended and Restated Omnibus Agreement”). The annual fee payable under the Amended and Restated Omnibus Agreement increased from $2,300 to $2,525 as a result of the inclusion of the DCR West Rack. On December 12, 2014, PBF Holding, PBFX, PBF GP, and PBF LLC entered into a Second Amended and Restated Omnibus Agreement (the “Second A&R Omnibus Agreement”) to amend and restate the Amended and Restated Omnibus Agreement dated as of September 30, 2014, by and among the same parties. The Second A&R Omnibus Agreement clarified the reimbursements to be made by PBFX to BF LLC and from PBF LLC to PBFX. The Second A&R Omnibus Agreement incorporated the Toledo Storage Facility Assets into its provisions and increased the annual administrative fee to be paid by PBFX to PBF Energy from $2,525 to $2,700. Pursuant to the Omnibus Agreement, as amended, the annual fee of $2,700 per year was reduced to $2,225 per year effective as of January 1, 2015.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

On May 15, 2015, the Second A&R Omnibus Agreement was amended and restated to include the Delaware City Products Pipeline and Truck Rack (the “Third A&R Omnibus Agreement”). Pursuant to Third A&R Omnibus Agreement, the annual administrative fee was increased to $2,350 per year from $2,225 per year.
For the years ended December 31, 2015 and 2014, PBF Holding received from PBFX $5,216 and $2,174, respectively, for fees related to the Omnibus Agreement (as amended).
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
On September 30, 2014, the Services Agreement was amended and restated in connection with the Contribution Agreement II (the “Amended and Restated Services Agreement”). The annual fee payable under the Amended and Restated Services Agreement increased from $490 to $797 (indexed for inflation) as a result of the inclusion of the DCR West Rack. On December 12, 2014, PBF Holding, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC, Toledo Terminaling, Toledo Refining Company LLC, PBFX and PBF GP entered into the Second Amended and Restated Operation and Management Services and Secondment Agreement (the “Second A&R Services Agreement”) to incorporate the Toledo Storage Facility Assets into its provisions and increases the fee to be paid by PBFX to PBF Holding from $797 to $4,400.
On May 15, 2015, the Second A&R Services Agreement was amended and restated in connection with the Delaware City Pipeline and Truck Rack Acquisition (the “Third A&R Services Agreement”) resulting in an increase in the annual fee payable from $4,400 to $4,486.
For the year ended December 31, 2015 and 2014, PBF Holding received from PBFX $4,455 and $579, respectively, for fees related to the Services Agreement (as amended).
Fuel Strategies International, Inc. Agreement
The Company engaged Fuel Strategies International, Inc, the principal of which is the brother of the Executive Chairman of the Board of Directors of PBF Energy, to provide consulting services relating to petroleum coke and commercial operations. For the year ended December 31, 2015 there were no charges under this agreement. For the years ended December 31, 2014 and 2013, the Company incurred charges of $588 and $646, respectively, under this agreement.
Agreement with the Executive Chairman of the Board of Directors
The Company has an agreement with the Executive Chairman of the Board of Directors of PBF Energy, for the use of an airplane that is owned by a company owned by the Executive Chairman of PBF Energy. The Company pays a charter rate that is the lowest rate this aircraft is chartered to third-parties. For the years ended December 31, 2015, 2014 and 2013, the Company incurred charges of $957, $1,214, and $1,274, respectively, related to the use of this airplane.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Financial Sponsors
As of December 31, 2013, each of Blackstone and First Reserve, PBF Energy’s financial sponsors, had received the full return of its aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by Blackstone and First Reserve in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to Blackstone and First Reserve (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by Blackstone and First Reserve are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. The total amount distributed to the PBF LLC Series B Unit holders for the years ended December 31, 2015 , 2014 and 2013 was $19,592, $130,523, and $6,427 respectively. There were no amounts distributed to PBF LLC Series B Unit holders prior to 2013.

13. COMMITMENTS AND CONTINGENCIES
Lease and Other Commitments
The Company leases office space, office equipment, refinery facilities and equipment, and railcars under non-cancelable operating leases, with terms ranging from one to twenty years, subject to certain renewal options as applicable. Total rent expense was $126,060, $98,473, and $70,581 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for certain of its refineries. The Company made purchases of $36,139, $40,444 and $38,383 under these supply agreements for the years ended December 31, 2015, 2014 and 2013, respectively.
The fixed and determinable amounts of the obligations under these agreements and total minimum future annual rentals, exclusive of related costs, are approximately:

Year Ending December 31,
2016	$138,890
2017	131,057
2018	122,286
2019	95,397
2020	94,666
Thereafter	237,435
$819,731

Employment Agreements
PBF Investments (“PBFI”) is party to amended employment agreements with members of executive management and certain other key personnel that include automatic annual renewals, unless canceled. Under some of the agreements, certain of the executives would receive a lump sum payment of between one and a half to 2.99 times their base salary and continuation of certain employee benefits for the same period upon termination by the Company “Without Cause”, or by the employee “For Good Reason”, or upon a “Change in Control”, as defined in the agreements. Upon death or disability, certain of the Company’s executives, or their estates, would receive a lump sum payment of at least one half of their base salary.

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

In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $10,367 recorded as of December 31, 2015 ($10,476 as of December 31, 2014) represents the present value of expected future costs discounted at a rate of 8%. At December 31, 2015 the undiscounted liability is $15,646 and the Company expects to make aggregate payments for this liability of $5,998 over the next five years. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. As of December 31, 2015 and 2014, this liability is self-guaranteed by the Company.

In connection with the acquisition of the Delaware City assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.

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

In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery.

In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, six Northeastern states require heating oil with 15 PPM or less sulfur. By July 1, 2016, two more states are expected to adopt this requirement and by July 1, 2018 most of the remaining Northeastern states (except for Pennsylvania and New Hampshire) will require heating oil with 15 PPM or less sulfur. All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.

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

The EPA was required to release the final annual standards for the Reformulated Fuels Standard (“RFS”) for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. However, in May 2015, the EPA re-proposed annual standards for RFS 2 for 2014, and proposed new standards for 2015 and 2016 and biomass-based diesel volumes for 2017. The final standards were issued on November 30, 2015. The standards

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

issued by the EPA include volume requirements in the annual standards which, while below the volumes originally set by Congress, increased renewable fuel use in the U.S. above historical levels and provide for steady growth over time. The EPA also increased the required volume of biomass-based diesel in 2015, 2016, and 2017 while maintaining the opportunity for growth in other advanced biofuels. The Company is currently evaluating the final standards and they may have a material impact on the Company's cost of compliance with RFS 2.

The EPA published a Final Rule to the Clean Water Act (“CWA”) Section 316(b) in August 2014 regarding cooling water intake structures, which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but state agencies have the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.

In addition, on December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene will need to be implemented by January 30, 2018. The Company is currently evaluating the final standards to evaluate the impact of this regulation, and at this time does not anticipate it will have a material impact on the Company's financial position, results of operations or cash flows.

The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively, the “Appellants”) regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the “EAB”) and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Delaware Supreme Court affirmed the Superior Court decision.

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

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 95.1% and 89.9% interest in PBF LLC as of December 31, 2015 and December 31, 2014, respectively. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
14. EQUITY STRUCTURE
PBF Holding has no common stock outstanding. As of December 31, 2015, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. The following sections represent the equity structure of the Company's indirect and direct parents, PBF Energy and PBF LLC, respectively.

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
Noncontrolling Interest

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Subsequent to the Chlamette Acquisition, PBF Holding recorded noncontrolling interest in two subsidiaries of Chalmette refinery. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded earnings related to the noncontrolling interest in these subsidiaries of $274 for the year ended December 31, 2015.

15. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
	2015	2014	2013
PBF LLC Series A Unit compensatory warrants and options	$—	$522	$779
PBF LLC Series B Units	—	—	530
PBF Energy options	7,528	4,343	2,051
PBF Energy restricted shares	1,690	1,230	393
	$9,218	$6,095	$3,753
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
In addition, options to purchase PBF LLC Series A units were granted to certain employees, management and directors. Options vest over equal annual installments on each of the first three anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.
The Company did not issue PBF LLC Series A Units compensatory warrants or options in 2015, 2014 or 2013.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes activity for PBF LLC Series A compensatory warrants and options for the years ended December 31, 2015, 2014 and 2013:

	Number of PBF LLC Series A Compensatory Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock Based Compensation, Outstanding at January 1, 2013	1,184,726	$10.44	8.23
Exercised	(301,979)	10.11	—
Forfeited	(41,668)	11.27	—
Outstanding at December 31, 2013	841,079	$10.52	7.40
Exercised	(32,934)	10.00	—
Forfeited	(6,666)	11.59	—
Outstanding at December 31, 2014	801,479	$10.53	6.41
Exercised	(160,700)	10.28	—
Outstanding at December 31, 2015	640,779	$10.59	5.46
Exercisable and vested at December 31, 2015	640,779	$10.59	5.46
Exercisable and vested at December 31, 2014	753,985	$10.41	6.34
Exercisable and vested at December 31, 2013	545,247	$10.24	7.23
Expected to vest at December 31, 2015	640,779	$10.59	5.46
The total intrinsic value of stock options outstanding and exercisable at December 31, 2015, was $16,797, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $3,452, $618, and $4,298, respectively.
There was no unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2015. Unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2014 was $140, which was recognized in 2015.
Prior to 2014, members of management of the Company had also purchased an aggregate of 2,740,718 non-compensatory Series A warrants in PBF LLC with an exercise price of $10.00 per unit, all of which were immediately exercisable. During the year ended December 31, 2015 and 2014, 24,000 and 11,700 non-compensatory warrants were exercised, respectively. At December 31, 2015 and 2014, there were 32,719 and 56,719 non-compensatory warrants outstanding, respectively.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes activity for PBF LLC Series B Units for the year ended December 31, 2013:

	Number of PBF LLC Series B units	Weighted Average Grant Date Fair Value
Non-vested units at January 1, 2013	250,000	$5.11
Allocated	—	—
Vested	(250,000)	5.11
Forfeited	—	—
Non-vested units at December 31, 2013	—	$—
PBF Energy options and restricted stock
PBF Energy grants awards of its Class A common stock under the 2012 Equity Incentive Plan which authorizes the granting of various stock and stock-related awards to employees, prospective employees and non-employees. Awards include options to purchase shares of Class A common stock and restricted Class A common stock that vest over a period determined by the plan.
A total of 1,899,500 and 1,135,000 options to purchase shares of PBF Energy Class A common stock were granted to certain employees and management of the Company in the years ended December 31, 2015 and 2014, respectively. A total of 247,720 and 30,348 restricted Class A common stock were granted to certain directors, employees and management of the Company as of December 31, 2015 and 2014, respectively. The PBF Energy options and restricted Class A common stock vest in equal annual installments on each of the first four anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.
The estimated fair value of PBF Energy options granted during the years ended December 31, 2015, 2014 and 2013 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

	December 31, 2015	December 31, 2014	December 31, 2013
Expected life (in years)	6.25	6.25	6.25
Expected volatility	38.4%	52.0%	52.1%
Dividend yield	3.96%	4.82%	4.43%
Risk-free rate of return	1.58%	1.80%	1.53%
Exercise price	$30.28	$24.78	$27.79

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes activity for PBF Energy options for the years ended December 31, 2015, 2014 and 2013.

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2013	682,500	$26.00	9.95
Granted	697,500	27.79	10.00
Exercised	—	—	—
Forfeited	(60,000)	25.36	—
Outstanding at December 31, 2013	1,320,000	$26.97	9.33
Granted	1,135,000	24.78	10.00
Exercised	—	—	—
Forfeited	(53,125)	25.44	—
Outstanding at December 31, 2014	2,401,875	$25.97	8.67
Granted	1,899,500	30.28	10.00
Exercised	(30,000)	25.79	—
Forfeited	(15,000)	26.38	—
Outstanding at December 31, 2015	4,256,375	$27.89	8.32
Exercisable and vested at December 31, 2015	1,136,250	$26.22	7.61
Exercisable and vested at December 31, 2014	485,000	$26.66	8.21
Exercisable and vested at December 31, 2013	158,125	$26.00	8.95
Expected to vest at December 31, 2015	4,256,375	$27.89	8.23
The total estimated fair value of PBF Energy options granted in 2015 and 2014 was $14,512 and $9,068 and the weighted average per unit fair value was $7.64 and $7.99. The total intrinsic value of stock options outstanding and exercisable at December 31, 2015, was $38,167 and $12,139, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2015 was $133.
Unrecognized compensation expense related to PBF Energy options at December 31, 2015 was $21,556, which will be recognized from 2016 through 2019.

16. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to Internal Revenue Service limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $12,753, $11,364 and $10,450 for the years ended December 31, 2015, 2014 and 2013, respectively.
Defined Benefit and Post-Retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan (the “Qualified Plan”) with a policy to fund pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws. In addition, the Company sponsors a supplemental pension plan covering certain employees, which provides incremental payments that would have been payable from the Company’s principal pension plan, were it not for limitations imposed by income tax regulations (the “Supplemental

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Plan”). The funded status is measured as the difference between plan assets at fair value and the projected benefit obligation which is to be recognized in the balance sheet. The plan assets and benefit obligations are measured as of the balance sheet date.
The non-union Delaware City employees and all Paulsboro, Toledo and Chalmette employees became eligible to participate in the Company’s defined benefit plans as of the respective acquisition dates. The union Delaware City employees became eligible to participate in the Company’s defined benefit plans upon commencement of normal operations. The Company did not assume any of the employees’ pension liability accrued prior to the respective acquisitions.
The Company formed the Post-Retirement Medical Plan on December 31, 2010 to provide health care coverage continuation from date of retirement to age 65 for qualifying employees associated with the Paulsboro acquisition. The Company credited the qualifying employees with their prior service under Valero which resulted in the recognition of a liability for the projected benefit obligation. The Post-Retirement Medical Plan was amended during 2013 to include all corporate employees, amended in 2014 to include Delaware City and Toledo employees and amended in 2015 to include Chalmette employees.

The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2015 and 2014 were as follows:

	Pension Plans		Post-Retirement Medical Plan
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$81,098	$53,350	$14,740	$8,225
Service cost	24,298	19,407	967	1,099
Interest cost	2,974	2,404	558	520
Plan amendments	—	529	1,533	3,911
Benefit payments	(2,231)	(2,634)	(381)	(215)
Actuarial loss (gain)	(6,128)	8,042	312	1,200
Projected benefit obligation at end of year	$100,011	$81,098	$17,729	$14,740
Change in plan assets:
Fair value of plan assets at beginning of year	$40,956	$25,050	$—	$—
Actual return on plan assets	(13)	1,822	—	—
Benefits paid	(2,231)	(2,634)	(381)	(215)
Employer contributions	18,790	16,718	381	215
Fair value of plan assets at end of year	$57,502	$40,956	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$57,502	$40,956	$—	$—
Less: benefit obligations at end of year	100,011	81,098	17,729	14,740
Funded status at end of year	$(42,509)	$(40,142)	$(17,729)	$(14,740)
The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2015 and 2014. The accumulated benefit obligation for the defined benefit plans approximated $80,897 and $66,576 at December 31, 2015 and 2014, respectively.
Benefit payments, which reflect expected future services, that the Company expects to pay are as follows for the years ended December 31:

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Pension Benefits	Post-Retirement Medical Plan
2016	$11,125	$843
2017	8,271	1,141
2018	9,403	1,296
2019	10,694	1,580
2020	13,429	1,788
Years 2021-2025	88,044	8,835

The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $16,700 to the Company’s Pension Plans during 2016.

The components of net periodic benefit cost were as follows for the years ended December 31, 2015, 2014 and 2013:

	Pension Benefits			Post-Retirement Medical Plan
	2015	2014	2013	2015	2014	2013
Components of net period benefit cost:
Service cost	$24,298	$19,407	$14,794	$967	$1,099	$726
Interest cost	2,974	2,404	992	558	520	334
Expected return on plan assets	(3,422)	(2,156)	(550)	—	—	—
Amortization of prior service cost	53	39	11	326	258	—
Amortization of actuarial loss (gain)	1,228	1,033	421	—	(4)	—
Net periodic benefit cost	$25,131	$20,727	$15,668	$1,851	$1,873	$1,060
The pre-tax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
	2015	2014	2013	2015	2014	2013
Prior service costs (credits)	$—	$529	$—	$1,533	$3,911	$(860)
Net actuarial loss (gain)	(2,220)	8,151	8,235	312	1,201	(1,654)
Amortization of losses and prior service cost	(1,281)	(1,072)	(432)	(326)	(255)	—
Total changes in other comprehensive loss (income)	$(3,501)	$7,608	$7,803	$1,519	$4,857	$(2,514)
The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2015 and 2014 that have not yet been recognized as components of net periodic costs were as follows:

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Pension Benefits		Post-Retirement Medical Plan
	2015	2014	2015	2014
Prior service (costs) credits	$(529)	$(582)	$(3,999)	$(2,793)
Net actuarial (loss) gain	(19,841)	(23,762)	(391)	(78)
Total	$(20,370)	$(24,344)	$(4,390)	$(2,871)

The following pre-tax amounts included in accumulated other comprehensive loss as of December 31, 2015 are expected to be recognized as components of net period benefit cost during the year ended December 31, 2016:

	Pension Benefits	Post-Retirement Medical Plan
Amortization of prior service costs (credits)	$(53)	$(436)
Amortization of net actuarial loss (gain)	(775)	—
Total	$(828)	$(436)

Effective December 31, 2015, we changed the method we use to estimate the service and interest components of net periodic benefit cost for the Qualified Plan, the Supplemental Plan and the Post-Retirement Medical Plan. Historically, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation for each of these plans at the beginning of the period. Additionally, we historically combined the disclosures of assumptions for the Qualified Plan and the Supplemental Plan in one category we called “Pension Benefits”. We have elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows for each plan separately. We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of our total benefit obligations or our annual net periodic benefit cost as the change in the service and interest costs is completely offset in the actuarial (gain) loss reported. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively.

The weighted average assumptions used to determine the benefit obligations as of December 31, 2015 and 2014 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2015	2014	2015	2014	2015	2014
Discount rate - Benefit obligations	4.17%	3.70%	4.22%	3.70%	3.76%	3.70%
Rate of compensation increase	4.81%	4.96%	5.50%	4.96%	—%	—%
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013 were as follows:

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate:
Service Cost	4.25%	4.55%	3.45%	4.30%	4.55%	3.45%	4.32%	4.55%	3.45%
Effective rate for interest cost	3.31%	4.55%	3.45%	3.16%	4.55%	3.45%	3.09%	4.55%	3.45%
Effective rate for interest on service cost	3.51%	4.55%	3.45%	3.37%	4.55%	3.45%	4.04%	4.55%	3.45%
Expected long-term rate of return on plan assets	7.00%	6.70%	3.50%	—%	—%	—%	—%	—%	—%
Rate of compensation increase	4.81%	4.64%	4.00%	5.50%	4.64%	4.00%	—%	—%	—%
The assumed health care cost trend rates as of December 31, 2015 and 2014 were as follows:

	Post-Retirement Medical Plan
	2015	2014
Health care cost trend rate assumed for next year	6.1%	6.7%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reached the ultimate trend rate	2038	2027

Assumed health care costs trend rates have a significant effect on the amounts reported for retiree health care plans. A one percentage-point change in assumed health care costs trend rates would have the following effects on the medical post-retirement benefits:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$21	$(20)
Effect on accumulated post-retirement benefit obligation	413	(388)
The tables below present the fair values of the assets of the Company’s Qualified Plan as of December 31, 2015 and 2014 by level of fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on published net asset values of mutual funds. As noted above, the Company’s post retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using Quoted Prices in Active Markets (Level 1)
	December 31,
	2015	2014
Equities:
Domestic equities	$17,660	$12,682
Developed international equities	8,320	5,600
Emerging market equities	4,017	2,629
Global low volatility equities	4,930	3,478
Fixed-income	22,495	16,517
Cash and cash equivalents	80	50
Total	$57,502	$40,956

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2015, the plan's target allocations for plan assets are 60% invested in equity securities and 40% fixed income investments. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

17. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods:

	Year Ended December 31,
	2015	2014	2013
Gasoline and distillates	$11,553,716	$17,050,096	$16,973,239
Chemicals	452,304	739,096	746,396
Asphalt and blackoils	536,496	706,494	690,305
Lubricants	266,371	410,466	468,315
Feedstocks and other	315,042	922,003	273,200
	$13,123,929	$19,828,155	$19,151,455

18. INCOME TAXES
PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes. Accordingly, there is no benefit or provision for federal or state income tax in the PBF Holding financial statements apart from the income tax attributable to two subsidiaries of Chalmette Refining that are treated as C-Corporations for income tax purposes. These two subsidiaries incurred $648 of income taxes for the period from their acquisition on November 1, 2015 through December 31, 2015.

19. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2015 and 2014.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	As of December 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$631,280	$—	$—	$631,280	N/A	$631,280
Non-qualified pension plan assets	9,325	—	—	9,325	N/A	9,325
Commodity contracts	63,810	31,256	3,543	98,609	(52,482)	46,127
Derivatives included with inventory supply arrangement obligations	—	35,511	—	35,511	—	35,511
Liabilities:
Commodity contracts	49,960	2,522	—	52,482	(52,482)	—
Catalyst lease obligations	—	31,802	—	31,802	—	31,802

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$5,575	$—	$—	$5,575	N/A	$5,575
Non-qualified pension plan assets	5,494	—	—	5,494	N/A	5,494
Commodity contracts	415,023	12,093	1,715	428,831	(397,676)	31,155
Derivatives included with inventory intermediation arrangement	—	94,834	—	94,834	—	94,834
Derivatives included with inventory supply arrangement obligations	—	4,251	—	4,251	—	4,251
Liabilities:
Commodity contracts	390,144	7,338	194	397,676	(397,676)	—
Catalyst lease obligations	—	36,559	—	36,559	—	36,559

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

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$1,521	$(23,365)
Purchases	—	—
Settlements	(15,222)	(22,055)
Unrealized loss included in earnings	17,244	46,941
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$3,543	$1,521

There were no transfers between levels during the years ended December 31, 2015 and 2014, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes due 2020 (a)	$669,644	$706,246	$668,520	$675,580
Senior Secured Notes due 2023 (a)	500,000	492,452	—	—
Revolving Loan (b)	—	—	—	—
Rail Facility (b)	67,491	67,491	37,270	37,270
Catalyst leases (c)	31,802	31,802	36,559	36,559
	1,268,937	1,297,991	742,349	749,409
Less - Current maturities	—	—	—	—
Less - Unamortized deferred financing costs	$32,217	n/a	$30,128	n/a
Long-term debt	$1,236,720	$1,297,991	$712,221	$749,409

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

20. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreements contained purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of December 31, 2015, there were no barrels of crude oil and feedstocks (662,579 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. As of December 31, 2015, there were 3,776,011 barrels of intermediates and refined products (3,106,325 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2015, there were 39,577,000 barrels of crude oil and 4,599,136 barrels of refined products (47,339,000 and 1,970,871, respectively, as of December 31, 2014), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of December 31, 2015 and December 31, 2014 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
December 31, 2015:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$—
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$35,511
December 31, 2014:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$4,251
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$94,834

Derivatives not designated as hedging instruments:
December 31, 2015:
Commodity contracts	Accounts receivable	$46,127
December 31, 2014:
Commodity contracts	Accounts receivable	$31,155

The following tables provide information about the gains or losses recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the year ended December 31, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(4,251)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(59,323)
For the year ended December 31, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$4,428
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$88,818
For the year ended December 31, 2013
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(5,773)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$6,016
Derivatives not designated as hedging instruments:
For the year ended December 31, 2015:
Commodity contracts	Cost of sales	$32,416
For the year ended December 31, 2014:
Commodity contracts	Cost of sales	$146,016
For the year ended December 31, 2013
Commodity contracts	Cost of sales	$(88,962)

Hedged items designated in fair value hedges:
For the year ended December 31, 2015:
Crude oil and feedstock inventory	Cost of sales	$4,251
Intermediate and refined product inventory	Cost of sales	$59,323
For the year ended December 31, 2014:
Crude oil and feedstock inventory	Cost of sales	$(4,428)
Intermediate and refined product inventory	Cost of sales	$(88,818)
For the year ended December 31, 2013
Crude oil and feedstock inventory	Cost of sales	$(1,491)
Intermediate and refined product inventory	Cost of sales	$(6,016)

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2015 and 2014. Ineffectiveness related to the Company's fair value hedges resulted in a loss of $7,264 for the year ended December 31 2013, recorded in cost of sales. Gains and losses due to ineffectiveness, resulting from the difference in the forward and spot rates of the underlying crude inventory related to the derivatives included with inventory supply arrangement obligations, were excluded from the assessment of hedge effectiveness.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. SUBSEQUENT EVENTS
Dividend Declared
On February 11, 2016, PBF Energy, PBF Holding's indirect parent, announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend was paid on March 8, 2016 to Class A common stockholders of record at the close of business on February 22, 2016. PBF Holding made a distribution of $30,829 to PBF LLC, which in turn made pro-rata distributions to its members, including PBF Energy. PBF Energy then used this distribution to fund the dividend payments to shareholders of PBF Energy.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC, Chalmette Refining, L.L.C. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the Senior Secured Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer”. The indentures dated February 9, 2012 and November 24, 2015, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries”. PBF Energy Limited, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company and T&M Terminal Company are consolidated subsidiaries of the Company that are not guarantors of the Senior Secured Notes.

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

CONSOLIDATING BALANCE SHEET

	December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$882,820	$6,236	$28,968	$(3,275)	$914,749
Accounts receivable	430,809	11,057	12,893	—	454,759
Accounts receivable - affiliate	917	2,521	—	—	3,438
Inventories	608,646	363,151	202,475	—	1,174,272
Prepaid expense and other current assets	24,243	9,074	384	—	33,701
Due from related parties	20,236,649	20,547,503	3,262,382	(44,046,534)	—
Total current assets	22,184,084	20,939,542	3,507,102	(44,049,809)	2,580,919

Property, plant and equipment, net	25,240	1,960,066	225,784	—	2,211,090
Investment in subsidiaries	1,740,111	143,349	—	(1,883,460)	—
Deferred charges and other assets, net	23,973	265,240	1,500	—	290,713
Due from related party - long term	—	—	20,577	(20,577)	—
Total assets	$23,973,408	$23,308,197	$3,754,963	$(45,953,846)	$5,082,722

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$196,988	$113,564	$7,566	$(3,275)	$314,843
Accounts payable - affiliate	23,949	—	—	—	23,949
Accrued expenses	503,179	495,842	118,414	—	1,117,435
Current portion of long-term debt	—	—	—	—	—
Deferred revenue	4,043	—	—	—	4,043
Due to related parties	19,787,807	21,026,310	3,232,417	(44,046,534)	—
Total current liabilities	20,515,966	21,635,716	3,358,397	(44,049,809)	1,460,270

Delaware Economic Development Authority loan	—	4,000	—	—	4,000
Long-term debt	1,137,980	31,717	67,023	—	1,236,720
Intercompany notes payable	470,047	—	—	—	470,047
Deferred tax liability	—	—	20,577	—	20,577
Other long-term liabilities	28,131	41,693	—	—	69,824
Due to related party - long term	—	20,577	—	(20,577)	—
Total liabilities	22,152,124	21,733,703	3,445,997	(44,070,386)	3,261,438

Commitments and contingencies

Equity:
Member's equity	1,479,175	1,062,717	182,696	(1,245,413)	1,479,175
Retained earnings	349,654	502,788	126,270	(629,058)	349,654
Accumulated other comprehensive loss	(24,770)	(8,236)	—	8,236	(24,770)
Total PBF Holding Company LLC equity	1,804,059	1,557,269	308,966	(1,866,235)	1,804,059
Noncontrolling interest	17,225	17,225	—	(17,225)	$17,225
Total equity	1,821,284	1,574,494	308,966	(1,883,460)	1,821,284
Total liabilities and equity	$23,973,408	$23,308,197	$3,754,963	$(45,953,846)	$5,082,722

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

CONSOLIDATING BALANCE SHEET

	December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$185,381	$704	$34,334	$(2,016)	$218,403
Accounts receivable	518,498	26,238	6,533	—	551,269
Accounts receivable - affiliate	529	2,694	—	—	3,223
Inventories	510,947	435,924	155,390	—	1,102,261
Prepaid expense and other current assets	26,964	5,193	—	—	32,157
Due from related parties	16,189,384	18,805,509	1,607,878	(36,602,771)	—
Total current assets	17,431,703	19,276,262	1,804,135	(36,604,787)	1,907,313

Property, plant and equipment, net	68,218	1,683,294	54,548	—	1,806,060
Investment in subsidiaries	2,569,636	—	—	(2,569,636)	—
Deferred charges and other assets, net	5,899	292,990	1,500	—	300,389
Total assets	$20,075,456	$21,252,546	$1,860,183	$(39,174,423)	$4,013,762

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$235,791	$92,984	$8,423	$(2,016)	$335,182
Accounts payable - affiliate	11,600	30	—	—	11,630
Accrued expenses	487,783	450,856	191,331	—	1,129,970
Current portion of long-term debt	—	—	—	—	—
Deferred revenue	1,227	—	—	—	1,227
Due to related parties	16,924,490	18,151,095	1,527,186	(36,602,771)	—
Total current liabilities	17,660,891	18,694,965	1,726,940	(36,604,787)	1,478,009

Delaware Economic Development Authority loan	—	8,000	—	—	8,000
Long-term debt	639,579	36,451	36,191	—	712,221
Intercompany notes payable	122,264	—	—	—	122,264
Other long-term liabilities	22,206	40,546	—	—	62,752
Total liabilities	18,444,940	18,779,962	1,763,131	(36,604,787)	2,383,246

Commitments and contingencies

Equity:
Member's equity	1,144,100	749,278	44,346	(793,624)	1,144,100
Retained earnings	513,292	1,731,694	52,706	(1,784,400)	513,292
Accumulated other comprehensive loss	(26,876)	(8,388)	—	8,388	(26,876)
Total PBF Holding Company LLC equity	1,630,516	2,472,584	97,052	(2,569,636)	1,630,516
Noncontrolling interest	—	—	—	—	—
Total equity	1,630,516	2,472,584	97,052	(2,569,636)	1,630,516
Total liabilities and equity	$20,075,456	$21,252,546	$1,860,183	$(39,174,423)	$4,013,762

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$13,085,122	$884,930	$1,633,818	$(2,479,941)	$13,123,929

Costs and expenses:
Cost of sales, excluding depreciation	11,514,115	1,026,846	1,550,579	(2,479,941)	11,611,599
Operating expenses, excluding depreciation	(3,683)	891,534	1,517	—	889,368
General and administrative expenses	143,580	21,016	2,308	—	166,904
Gain on sale of asset	(249)	(105)	(650)	—	(1,004)
Depreciation and amortization expense	9,687	178,578	2,845	—	191,110
	11,663,450	2,117,869	1,556,599	(2,479,941)	12,857,977

Income (loss) from operations	1,421,672	(1,232,939)	77,219	—	265,952

Other income (expense):
Equity in earnings of subsidiaries	(1,154,420)	—	—	1,154,420	—
Change in fair value of catalyst lease	—	10,184	—	—	10,184
Interest expense, net	(79,310)	(5,876)	(3,008)	—	(88,194)
Income (loss) before income taxes	187,942	(1,228,631)	74,211	1,154,420	187,942
Income tax expense (benefit)	—	—	648	—	648
Net income (loss)	187,942	(1,228,631)	73,563	1,154,420	187,294
Less net income attributable to noncontrolling interests	274	274	—	(274)	274
Net income (loss) attributable to PBF Holding Company LLC	$187,668	$(1,228,905)	$73,563	$1,154,694	$187,020

Comprehensive income (loss) attributable to PBF Holding Company LLC	$189,774	$(1,228,905)	$73,563	$1,154,694	$189,126

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$19,847,045	$1,402,253	$1,007,407	$(2,428,550)	$19,828,155

Costs and expenses:
Cost of sales, excluding depreciation	18,467,533	1,522,901	952,170	(2,428,550)	18,514,054
Operating expenses, excluding depreciation	218	880,339	144	—	880,701
General and administrative expenses	123,692	16,259	199	—	140,150
(Gain) loss on sale of asset	(277)	—	(618)	—	(895)
Depreciation and amortization expense	13,583	164,525	888	—	178,996
	18,604,749	2,584,024	952,783	(2,428,550)	19,713,006

Income (loss) from operations	1,242,296	(1,181,771)	54,624	—	115,149

Other income (expense):
Equity in earnings (loss) of subsidiaries	(1,131,321)	—	—	1,131,321	—
Change in fair value of catalyst lease	—	3,969	—	—	3,969
Interest expense, net	(89,858)	(6,225)	(1,918)	—	(98,001)
Income (loss) before income taxes	21,117	(1,184,027)	52,706	1,131,321	21,117
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	21,117	(1,184,027)	52,706	1,131,321	21,117
Less net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to PBF Holding Company LLC	$21,117	$(1,184,027)	$52,706	$1,131,321	$21,117

Comprehensive income (loss) attributable to PBF Holding Company LLC	$8,779	$(1,194,031)	$52,706	$1,141,325	$8,779

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2013
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$16,190,178	$7,641,498	$—	$(4,680,221)	$19,151,455

Costs and expenses:
Cost of sales, excluding depreciation	16,486,851	5,996,684	—	(4,680,221)	17,803,314
Operating expenses, excluding depreciation	(482)	813,134	—	—	812,652
General and administrative expenses	82,284	13,510	—	—	95,794
Gain on sale of assets	(388)	205	—	—	(183)
Depreciation and amortization expense	12,856	98,623	—	—	111,479
	16,581,121	6,922,156	—	(4,680,221)	18,823,056

(Loss) income from operations	(390,943)	719,342	—	—	328,399

Other income (expense):
Equity in earnings (loss) of subsidiaries	722,673	—	—	(722,673)	—
Change in fair value of contingent consideration	—	—	—	—	—
Change in fair value of catalyst lease	—	4,691	—	—	4,691
Interest expense, net	(92,854)	(1,360)	—	—	(94,214)
Income (loss) before income taxes	238,876	722,673	—	(722,673)	238,876
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	238,876	722,673	—	(722,673)	238,876
Less net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to PBF Holding Company LLC	$238,876	$722,673	$—	$(722,673)	$238,876

Comprehensive income (loss) attributable to PBF Holding Company LLC	$233,279	$724,930	$—	$(724,930)	$233,279

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING

CONSOLIDATING STATEMENT OF CASH FLOW

	Year Ended December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$187,942	$(1,228,631)	$73,563	$1,154,420	$187,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,063	178,601	3,719	—	199,383
Stock-based compensation	—	9,218	—	—	9,218
Change in fair value of catalyst lease obligation	—	(10,184)	—	—	(10,184)
Non-cash change in inventory repurchase obligations	—	63,389	—	—	63,389
Non-cash lower of cost or market inventory adjustment	279,785	147,441	—	—	427,226
Pension and other post retirement benefit costs	7,576	19,406	—	—	26,982
Gain on disposition of property, plant and equipment	(249)	(105)	(650)	—	(1,004)
Equity in earnings of subsidiaries	1,154,420	—	—	(1,154,420)	—
Changes in current assets and current liabilities:
Accounts receivable	87,689	16,124	(6,177)	—	97,636
Amounts due to/from related parties	(1,018,176)	1,133,364	(103,084)	—	12,104
Inventories	(108,751)	(116,074)	(47,067)	—	(271,892)
Other current assets	2,721	(2,999)	(353)	—	(631)
Accounts payable	(38,609)	15,710	(857)	(1,259)	(25,015)
Accrued expenses	27,925	8,172	(73,834)	—	(37,737)
Deferred revenue	2,816	—	—	—	2,816
Other assets and liabilities	(423)	(26,769)	10	—	(27,182)
Net cash provided by (used in) operating activities	601,729	206,663	(154,730)	(1,259)	652,403

Cash flows from investing activities:
Acquisition of Chalemtte refinery, net of cash received from sale of assets	(601,311)	19,042	16,965	—	(565,304)
Expenditures for property, plant and equipment	(193,898)	(158,361)	(106)	—	(352,365)
Expenditures for refinery turnarounds costs	—	(53,576)	—	—	(53,576)
Expenditures for other assets	—	(8,236)	—	—	(8,236)
Investment in subsidiaries	10,000	—	—	(10,000)	—
Capital contributions to subsidiaries	(5,000)	—	—	5,000	—
Proceeds from sale of assets	60,902	—	107,368	—	168,270
Net cash (used in) provided by investing activities	(729,307)	(201,131)	124,227	(5,000)	(811,211)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONSOLIDATING STATEMENT OF CASH FLOW (Continued)

Cash flows from financing activities:
Proceeds from member's capital contributions	345,000	—	5,000	(5,000)	345,000
Distribution to parent	—	—	(10,000)	10,000	—
Distributions to members	(350,658)	—	—	—	(350,658)
Proceeds from intercompany notes payable	347,783	—	—	—	347,783
Proceeds from revolver borrowings	170,000	—	—	—	170,000
Repayments of revolver borrowings	(170,000)	—	—	—	(170,000)
Proceeds from Rail Facility revolver borrowings	—	—	102,075	—	102,075
Repayments of Rail Facility revolver borrowings	—	—	(71,938)	—	(71,938)
Proceeds form Senior Secured Notes	500,000	—	—	—	500,000
Deferred financing costs and other	(17,108)	—	—	—	(17,108)
Net cash provided by financing activities	825,017	—	25,137	5,000	855,154

Net increase (decrease) in cash and cash equivalents	697,439	5,532	(5,366)	(1,259)	696,346
Cash and equivalents, beginning of period	185,381	704	34,334	(2,016)	218,403
Cash and equivalents, end of period	$882,820	$6,236	$28,968	$(3,275)	$914,749

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOW

	Year Ended December 31, 2014
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$21,117	$(1,184,027)	$52,706	$1,131,321	$21,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,334	164,550	1,528	—	186,412
Stock-based compensation	—	6,095	—	—	6,095
Change in fair value of catalyst lease obligation	—	(3,969)	—	—	(3,969)
Non-cash change in inventory repurchase obligations	—	(93,246)	—	—	(93,246)
Non-cash lower of cost or market inventory adjustment	566,412	123,698	—	—	690,110
Gain on disposition of property, plant and equipment	(277)	—	(618)	—	(895)
Pension and other post retirement benefit cost	6,426	16,174	—	—	22,600
Equity in earnings of subsidiaries	1,131,321	—	—	(1,131,321)	—
Changes in current assets and current liabilities:
Accounts receivable	69,887	(17,976)	(6,533)	—	45,378
Amounts due to/from related parties	(1,227,851)	1,328,439	(92,181)	—	8,407
Inventories	(259,352)	20,711	(155,390)	—	(394,031)
Other current assets	22,287	1,399	—	—	23,686
Accounts payable	(71,821)	(1,697)	8,423	(2,016)	(67,111)
Accrued expenses	(131,903)	471	191,331	—	59,899
Deferred revenue	(6,539)	—	—	—	(6,539)
Other assets and liabilities	(1,966)	(258)	(1)	—	(2,225)
Net cash provided by (used in) operating activities	138,075	360,364	(735)	(2,016)	495,688

Cash flows from investing activities:
Expenditures for property, plant and equipment	(152,814)	(205,508)	(112,138)	—	(470,460)
Expenditures for refinery turnarounds costs	—	(137,688)	—	—	(137,688)
Expenditures for other assets	—	(17,255)	—	—	(17,255)
Investment in subsidiaries	(44,346)	—	—	44,346	—
Proceeds from sale of assets	133,845	—	68,809	—	202,654
Net cash (used in) provided by investing activities	(63,315)	(360,451)	(43,329)	44,346	(422,749)

Cash flows from financing activities:
Proceeds from member's capital contributions	328,664	—	44,346	(44,346)	328,664
Distributions to members	(361,352)	—	—	—	(361,352)
Proceeds from intercompany notes payable	90,631	—	—	—	90,631
Proceeds from revolver borrowings	395,000	—	—	—	395,000
Repayments of revolver borrowings	(410,000)	—	—	—	(410,000)
Proceeds from Rail Facility revolver borrowings	—	—	83,095	—	83,095
Repayments of Rail Facility revolver borrowings	—	—	(45,825)	—	(45,825)
Deferred financing costs and other	(8,501)	—	(3,218)	—	(11,719)
Net cash provided by (used in) financing activities	34,442	—	78,398	(44,346)	68,494

Net increase (decrease) in cash and cash equivalents	109,202	(87)	34,334	(2,016)	141,433
Cash and equivalents, beginning of period	76,179	791	—	—	76,970
Cash and equivalents, end of period	$185,381	$704	$34,334	$(2,016)	$218,403

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOW

	Year Ended December 31, 2013
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
Cash flows from operating activities:
Net income	$238,876	$722,673	$—	$(722,673)	$238,876
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	19,296	98,705	—	—	118,001
Stock-based compensation	—	3,753	—	—	3,753
Change in fair value of catalyst lease obligation	—	(4,691)	—	—	(4,691)
Non-cash change in inventory repurchase obligations	—	(20,492)	—	—	(20,492)
Pension and other post retirement benefit costs	4,575	12,153	—	—	16,728
Gain on disposition of property, plant and equipment	(388)	205	—	—	(183)
Equity in earnings of subsidiaries	(722,673)	—	—	722,673	—
Changes in operating assets and liabilities:
Accounts receivable	(281,386)	188,535	—	—	(92,851)
Amounts due to/from related parties	626,623	(611,902)	—	—	14,721
Inventories	(153,782)	199,773	—	—	45,991
Other current assets	(40,416)	(2,039)	—	—	(42,455)
Accounts payable	109,988	(67,752)	—	—	42,236
Accrued expenses	222,194	(7,377)	—	—	214,817
Deferred revenue	7,766	(210,543)	—	—	(202,777)
Other assets and liabilities	(1,140)	(19,263)	—	—	(20,403)
Net cash provided by operating activities	29,533	281,738	—	—	311,271

Cash flows from investing activities:
Expenditures for property, plant and equipment	(127,653)	(190,741)	—	—	(318,394)
Expenditures for refinery turnarounds costs	—	(64,616)	—	—	(64,616)
Expenditures for other assets	—	(32,692)	—	—	(32,692)
Proceeds from sale of assets	102,428	—	—	—	102,428
Net cash used in investing activities	(25,225)	(288,049)	—	—	(313,274)

Cash flows from financing activities:
Proceeds from revolver borrowings	1,450,000	—	—	—	1,450,000
Proceeds from intercompany notes payable	31,835	—	—	—	31,835
Proceeds from member's capital contributions	—	1,757	—	—	1,757
Proceeds from catalyst lease	—	14,337	—	—	14,337
Distributions to members	(215,846)	—	—	—	(215,846)
Repayments of revolver borrowings	(1,435,000)	—	—	—	(1,435,000)
Payment of contingent consideration related to acquisition of Toledo Refinery	—	(21,357)	—	—	(21,357)
Deferred financing costs and other	(1,044)	—	—	—	(1,044)
Net cash used in financing activities	(170,055)	(5,263)	—	—	(175,318)

Net increase (decrease) in cash and cash equivalents	(165,747)	(11,574)	—	—	(177,321)
Cash and equivalents, beginning of period	241,926	12,365	—	—	254,291
Cash and equivalents, end of period	$76,179	$791	$—	$—	$76,970

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF HOLDING COMPANY LLC (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: March 24, 2016
POWER OF ATTORNEY
Each of the officers and directors of PBF Holding Company LLC, whose signature appears below, in so signing, also makes, constitutes and appoints each of Erik Young, Matthew Lucey and Trecia Canty, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Director	March 24, 2016
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	March 24, 2016
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	March 24, 2016
(John Barone)	(Principal Accounting Officer)

/s/ Jeffrey Dill	Director	March 24, 2016
(Jeffrey Dill)

/s/ Matthew C. Lucey	Director	March 24, 2016
(Matthew C. Lucey)