Form 10-Q
period 2016-03-31
PBF Holding Co LLC; PBF Finance Corp
filed 2016-05-16
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
PBF Holding Company LLC	☐	☐	☒	☐
PBF Finance Corporation	☐	☐	☒	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PBF Holding Company LLC	☐ Yes ☒ No
PBF Finance Corporation	☐ Yes ☒ No
PBF Holding Company LLC has no common stock outstanding. As of May 16, 2016 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

This Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC ("PBF Holding") and PBF Finance Corporation ("PBF Finance"). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC") and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. ("PBF Energy"), which is the sole managing member of, and owner of an equity interest representing approximately 95.2% of the outstanding economic interest in, PBF LLC as of March 31, 2016. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements", as defined in the Private Securities Litigation Reform Act of 1995, of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as "believes," "expects," "may," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as "cautionary statements," are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2015 of PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2015 Annual Report on Form 10-K, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•our ability to complete the successful integration of the completed acquisition of Chalmette Refining, L.L.C. and related logistic assets (collectively, the "Chalmette Acquisition") and the pending Torrance Acquisition into our business and to realize the benefits from such acquisitions;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$694,882	$914,749
Accounts receivable	541,524	454,759
Accounts receivable - affiliate	3,197	3,438
Inventories	1,229,299	1,174,272
Prepaid expense and other current assets	61,843	33,701
Total current assets	2,530,745	2,580,919

Property, plant and equipment, net	2,228,541	2,211,090
Deferred charges and other assets, net	366,709	290,713
Total assets	$5,125,995	$5,082,722

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$387,809	$314,843
Accounts payable - affiliate	24,454	23,949
Accrued expenses	1,170,394	1,117,435
Deferred tax liabilities	31,487	—
Deferred revenue	3,154	4,043
Total current liabilities	1,617,298	1,460,270

Delaware Economic Development Authority loan	4,000	4,000
Long-term debt	1,241,844	1,236,720
Affiliate notes payable	469,530	470,047
Deferred tax liabilities	25,721	20,577
Other long-term liabilities	76,621	69,824
Total liabilities	3,435,014	3,261,438

Commitments and contingencies (Note 9)

Equity:
Member's equity	1,482,649	1,479,175
Retained earnings	220,096	349,654
Accumulated other comprehensive loss	(24,148)	(24,770)
Total PBF Holding Company LLC equity	1,678,597	1,804,059
Noncontrolling interest	12,384	17,225
Total equity	$1,690,981	$1,821,284
Total liabilities and equity	$5,125,995	$5,082,722

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Revenues	$2,800,185	$2,995,136

Costs and expenses:
Cost of sales, excluding depreciation	2,445,983	2,529,040
Operating expenses, excluding depreciation	296,639	233,377
General and administrative expenses	33,269	32,530
Gain on sale of assets	—	(359)
Depreciation and amortization expense	54,293	46,259
	2,830,184	2,840,847

(Loss) income from operations	(29,999)	154,289

Other income (expenses)
Change in fair value of catalyst leases	(2,885)	2,039
Interest expense, net	(33,271)	(21,072)
(Loss) income before income taxes	(66,155)	135,256
Income tax expense	32,273	—
Net (loss) income	(98,428)	135,256
Less: net income attributable to noncontrolling interests	303	—
Net (loss) income attributable to PBF Holding Company LLC	$(98,731)	$135,256

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(98,428)	$135,256
Other comprehensive income:
Unrealized gain on available for sale securities	306	71
Net gain on pension and other postretirement benefits	316	400
Total other comprehensive income	622	471
Comprehensive (loss) income	(97,806)	135,727
Less: comprehensive income attributable to noncontrolling interests	303	—
Comprehensive (loss) income attributable to PBF Holding Company LLC	$(98,109)	$135,727

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(98,428)	$135,256
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation and amortization	56,532	48,282
Stock-based compensation	2,621	2,025
Change in fair value of catalyst lease obligations	2,885	(2,039)
Deferred income taxes	31,487	—
Change in non-cash lower of cost or market inventory adjustment	(59,063)	(21,208)
Non-cash change in inventory repurchase obligations	35,147	66,509
Pension and other post retirement benefit costs	7,680	6,448
Gain on sale of assets	—	(359)

Changes in current assets and current liabilities:
Accounts receivable	(86,765)	110,084
Due to/from affiliates	746	2,621
Inventories	4,035	(1,007)
Prepaid expense and other current assets	(28,142)	(6,085)
Accounts payable	72,966	(22,194)
Accrued expenses	18,167	(197,427)
Deferred revenue	(889)	4,859
Other assets and liabilities	(2,200)	(2,279)
Net cash (used in) provided by operations	(43,221)	123,486

Cash flows from investing activities:
Expenditures for property, plant and equipment	(42,731)	(100,747)
Expenditures for deferred turnaround costs	(82,747)	(18,376)
Expenditures for other assets	(17,163)	(4,958)
Chalmette Acquisition working capital settlement	(2,659)	—
Proceeds from sale of assets	—	77,618
Net cash used in investing activities	(145,300)	(46,463)

Cash flows from financing activities:
Distributions to members	(30,829)	—
Proceeds from affiliate notes payable	—	30,000
Repayment of affiliate notes payable	(517)	—
Proceeds from Rail Facility revolver borrowings	—	23,425
Repayments of Rail Facility revolver borrowings	—	(22,774)
Deferred financing costs and other	—	759
Net cash (used in) provided by financing activities	(31,346)	31,410

Net (decrease) increase in cash and cash equivalents	(219,867)	108,433
Cash and cash equivalents, beginning of period	914,749	218,403
Cash and cash equivalents, end of period	$694,882	$326,836

Supplemental cash flow disclosures
Non-cash activities:
Accrued construction in progress and unpaid fixed assets	$7,619	$26,708

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC ("PBF Holding" or the "Company"), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC"). PBF Energy Inc. ("PBF Energy") is the sole managing member of, and owner of an equity interest representing approximately 95.2% of the outstanding economic interest in, PBF LLC as of March 31, 2016. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC ("Delaware City Refining" or "DCR"), PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC ("Paulsboro Refining"), Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC ("Toledo Refining" or "TRC"), Chalmette Refining, L.L.C. ("Chalmette Refining") and MOEM Pipeline LLC are PBF LLC's principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. In addition, PBF LLC, through Chalmette Refining, holds an 80% interest in and consolidates Collins Pipeline Company and T&M Terminal Company. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the "Company".
On May 14, 2014, PBF Logistics LP ("PBFX"), a Delaware master limited partnership, completed its initial public offering (the "PBFX Offering") of 15,812,500 common units. Subsequent to the PBFX Offering, PBF Holding and PBF LLC entered into a series of drop-down transactions with PBFX.
During 2014, PBF Holding distributed to PBF LLC all of the equity interests of certain of its wholly-owned subsidiaries, whose assets consist of a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery (the "DCR West Rack") and a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"), which were subsequently acquired by PBFX. In addition, on May 14, 2015, PBF Holding distributed to PBF LLC, which subsequently contributed to PBFX, all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of a product pipeline, truck rack and related facilities located at our Delaware City refinery (collectively referred to as the “Delaware City Products Pipeline and Truck Rack”). Refer to Note 8 "Related Party Transactions" of our Notes to Condensed Consolidated Financial Statements for further information on agreements entered into with PBFX. Substantially all of the Company’s operations are in the United States. The Company’s four oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Noncontrolling Interest
Subsequent to the Chalmette Acquisition (as defined below), PBF Holding recorded noncontrolling interest in two subsidiaries of Chalmette refinery. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded aggregate earnings related to the noncontrolling interest in these subsidiaries of $303 for the three months ended March 31, 2016.
Prior Period Correction
As of and for the three months ended March 31, 2016, the Company recorded an out-of-period adjustment increasing deferred income tax liabilities and income tax expense by $30,481 as described in Note 6, Income Taxes. The Company has considered existing guidance in evaluating whether a restatement of prior financial statements is required as a result of these misstatements. The Company has quantitatively and qualitatively assessed the materiality of the errors and concluded that this correction did not have a material impact on the financial statements as of and for the three months ended March 31, 2016 and the errors were not material to the prior period financial statements, and accordingly, the Company has not restated any prior period amounts.
Recently Adopted Accounting Guidance
Effective January 1, 2016, the Company adopted Accounting Standard Update ("ASU") No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02"), which changed existing consolidation requirements associated with the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities, including limited partnerships and variable interest entities. The Company’s adoption of this guidance did not impact our consolidated financial statements.
Effective January 1, 2016, the Company adopted ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii) that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this guidance did not materially affect any of the Company's financial statements or related disclosures.
Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. The guidance in ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company continues to evaluate the impact of this new standard on its consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 also contains additional guidance for nonpublic entities that do not apply to the Company. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
2. ACQUISITIONS
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding. Chalmette Refining is strategically positioned on the Gulf Coast with logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products and provides geographic diversification into PADD 3.

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

The aggregate purchase price for the Chalmette Acquisition was $322,000 in cash, plus inventory and final working capital of $245,963. As described below, the valuation of the working capital was finalized in the first quarter of 2016. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line agreement (the "Revolving Loan").

The Company accounted for the Chalmette Acquisition as a business combination under US GAAP whereby we recognize assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The final purchase price and fair value allocation were completed as of March 31, 2016. During the measurement period, which ended in March 2016, adjustments were made to the Company's preliminary fair value estimates related primarily to inventories and accounts payable.

The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date.The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Net cash	$587,005
Cash acquired	(19,042)
Total estimated consideration	$567,963

Fair Value Allocation
Accounts receivable	$1,126
Inventories	271,434
Prepaid expenses and other current assets	913
Property, plant and equipment	356,961
Deferred charges and other assets	8,312
Accounts payable	(4,870)
Accrued expenses	(28,371)
Deferred tax liability	(25,721)
Noncontrolling interest	(11,821)
Fair value of net assets acquired	$567,963

In addition, in connection with the acquisition of Chalmette Refining, the Company acquired Collins Pipeline Company and T&M Terminal Company, which are both C-corporations for tax purposes. As a result, the Company recognized a deferred tax liability of $25,721 attributable to the book and tax basis difference in the C-corporation assets, which had a corresponding impact on noncontrolling interests of $5,144. The Company’s consolidated financial statements for the three months ended March 31, 2016 include the results of operations of the Chalmette refinery whereas the same period in 2015 do not include the results of operations of the Chalmette refinery. On an

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the financing of the Chalmette Acquisition.

Three Months Ended March 31,
(Unaudited)	2015
Pro forma revenues	$4,052,933
Pro forma net income attributable to PBF Holding Company LLC	207,919

The unaudited amount of revenues and net income above have been calculated after conforming Chalmette Refining's accounting policies to those of the Company and certain one-time adjustments.

Acquisition Expenses

The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to the Chalmette Acquisition and other pending and non-consummated acquisitions of $4,724 and $550 in the three months ended March 31, 2016 and 2015, respectively. These costs are included in the consolidated income statement in General and administrative expenses.

3. INVENTORIES
Inventories consisted of the following:

March 31, 2016
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,135,671	$—	$1,135,671
Refined products and blendstocks	690,813	400,753	1,091,566
Warehouse stock and other	60,335	—	60,335
	$1,886,819	$400,753	$2,287,572
Lower of cost or market reserve	(900,728)	(157,545)	(1,058,273)
Total inventories	$986,091	$243,208	$1,229,299

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

December 31, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,137,605	$—	$1,137,605
Refined products and blendstocks	687,389	411,357	1,098,746
Warehouse stock and other	55,257	—	55,257
	$1,880,251	$411,357	$2,291,608
Lower of cost or market reserve	(966,564)	(150,772)	(1,117,336)
Total inventories	$913,687	$260,585	$1,174,272

Inventory under inventory supply and intermediation arrangements includes light finished products sold to counterparties in connection with the amended and restated inventory intermediation agreements (the "A&R Intermediation Agreements") and stored in the Paulsboro and Delaware City refineries' storage facilities; and certain crude oil stored at the Company’s Delaware City refinery's storage facilities that the Company was obligated to purchase as it was consumed in connection with its Crude Supply Agreement that expired on December 31, 2015.
Due to the lower crude oil and refined product pricing environment beginning at the end of 2014 and continuing throughout 2015 and into 2016, the Company recorded adjustments to value its inventories to the lower of cost or market. During the three months ended March 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $59,063 reflecting the net change in the lower of cost or market inventory reserve from $1,117,336 at December 31, 2015 to $1,058,273 at March 31, 2016. During the three months ended March 31, 2015 the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $21,208 reflecting the net change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $668,902 at March 31, 2015.

4. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	March 31, 2016	December 31, 2015
Deferred turnaround costs, net	$237,398	$177,236
Catalyst, net	89,995	77,725
Linefill	13,504	13,504
Restricted cash	1,500	1,500
Intangible assets, net	209	219
Other	24,103	20,529
Total deferred charges and other assets, net	$366,709	$290,713

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
Inventory-related accruals	$583,287	$548,800
Inventory supply and intermediation arrangements	274,668	252,380
Accrued transportation costs	87,972	91,546
Renewable energy credit obligations	45,729	19,472
Excise and sales tax payable	41,110	34,129
Customer deposits	26,656	20,395
Accrued utilities	24,780	25,192
Accrued interest	23,143	22,313
Accrued salaries and benefits	12,290	61,011
Accrued construction in progress	6,709	7,400
Other	44,050	34,797
Total accrued expenses	$1,170,394	$1,117,435

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. ("J. Aron"). As of March 31, 2016 and December 31, 2015, a liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the A&R Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.

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

6. INCOME TAXES
PBF Holding is a limited liability company treated as a "flow-through" entity for income tax purposes. Accordingly, there is generally no benefit or provision for federal or state income tax in the PBF Holding financial statements apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining in the fourth quarter of 2015 and its wholly-owned Canadian subsidiary, PBF Energy Limited ("PBF Ltd."). The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.
The two acquired subsidiaries incurred $798 of current of income tax expense for the three months ended March 31, 2016. For the three months ended March 31, 2016, PBF Holding incurred a current tax benefit and deferred tax charge in its income statement of $12 and $31,487, respectively, attributable to PBF Ltd. During the preparation of the financial statements for the first quarter of 2016, management determined that the deferred income tax liabilities for PBF Ltd. were understated for prior periods. As of and for the three months ended March 31, 2016,

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

the Company incurred $30,602 of deferred tax expense and $121 of current tax expense relating to a correction of prior periods which increased the recorded deferred and current tax liabilities by $30,602 and $121, respectively.
7. AFFILIATE NOTES PAYABLE
During 2013, PBF Holding entered into notes payable with PBF LLC. As of March 31, 2016, PBF Holding had outstanding notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $469,530 ($470,047 as of December 31, 2015). The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium.

8. RELATED PARTY TRANSACTIONS
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
Below is a summary of the commercial agreements entered into during the years ended December 31, 2015 and 2014 with PBFX having initial terms ranging from seven to ten years and corresponding fees for the use of each of the assets. Each of these commercial agreements contains minimum volume commitments. The fees under each commercial agreement are indexed for inflation and the agreements give PBF Holding the option to renew for two additional five year terms following the expiration of the initial term.

•
A rail terminaling services agreement with PBFX with an initial term of approximately seven years, under which PBFX provides terminaling services at the DCR Rail Terminal (the "DCR Terminaling Agreement"). Pursuant to the DCR Terminaling Agreement, and based on the change in the U.S. Producer Price Index (the “PPI”), effective January 1, 2016, the terminaling service fee was decreased to $2.014 per barrel up to the minimum throughput commitment and $0.503 per barrel for volumes that exceed the minimum throughput commitment;

•
A truck unloading and terminaling services agreement with PBFX, with an initial term of approximately seven years, under which PBFX provides terminaling services at the Toledo Truck Terminal (the "Toledo Terminaling Agreement"). Pursuant to the Toledo Terminaling Agreement, and based on the change in the PPI, effective January 1, 2016, the terminaling service fee was decreased to $1.007 per barrel;

•
A terminaling services agreement, with an initial term of approximately seven years, under which PBFX provides rail terminaling services to PBF Holding at the DCR West Rack (the "West Ladder Rack Terminaling Agreement");

•
A storage and terminaling services agreement, with an initial term of ten years, under which PBFX provides storage and terminaling services to PBF Holding at the Toledo Storage Facility (the "Toledo Storage Facility Storage and Terminaling Agreement"). Additionally, the Toledo Storage Facility Storage and Terminaling Agreement contains minimum requirements for the amount of storage contracted by PBF Holding;

•
A pipeline service agreement with PBFX, with an initial term of approximately ten years, under which PBFX, through Delaware Pipeline Company (“DPC”), provides pipeline services to PBF Holding at the Delaware City Products Pipeline (the "Delaware City Pipeline Services Agreement"); and

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

•
A truck loading service agreement with PBFX, with an initial term of approximately ten years, under which PBFX, through Delaware City Logistics Company LLC (“DCLC”), provides terminaling services to PBF Holding at the Delaware City Truck Rack (the "Delaware City Truck Loading Agreement").

Other Agreements
In addition to the commercial agreements described above, PBF Holding also entered into an omnibus agreement with PBFX, PBF GP and PBF LLC, which addresses the payment of an annual fee, in the amount of $2,350 per year, for the provision of various general and administrative services, among other matters (as amended from time to time, the "Omnibus Agreement"). PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement with PBFX under which PBFX reimburses PBF Holding for the provision of certain operational services to PBFX in support of its operations, including operational services performed by certain of PBF Holding's field-level employees (as amended from time to time, the "Services Agreement").
Summary of Transactions
A summary of revenue and expense transactions with our affiliates is as follows:

	Three Months Ended March 31,
	2016	2015
Revenues under affiliate agreements:
Omnibus Agreement	$844	$1,181
Services Agreement	1,122	1,100
Total expenses under commercial agreements	36,549	30,565

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $12,021 recorded as of March 31, 2016 ($10,367 as of December 31, 2015) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of March 31, 2016 and December 31, 2015, this liability is self-guaranteed by the Company.
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
In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery.
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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. The EPA published the final 2014-2016 Renewable standards late in 2015. The EPA essentially set the standards for 2014 and 2015 at the estimated actual renewable fuel used in each year given they were for the most part regulating activities that had already occurred. In setting the 2016 standards the EPA recognized the E10 blend wall and used the general waiver authority to set the 2016 renewable fuel requirement lower than the original requirements stated in the Energy Independence Security Act (EISA). These new standards are being challenged by both renewable fuel producers and obligated parties in legal actions. The courts are attempting to consolidate some of these challenges. It appears unlikely the courts will be able resolve these issues before EPA releases the final 2017 standards late in 2016 assuming they stay on schedule. The Company is currently evaluating the final standards and they may have a material impact on the Company's cost of compliance with RFS 2.
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
In addition, on December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies ("MACT") for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene will need to be implemented by January 30, 2018. The Company is

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

currently evaluating the final standards to evaluate the impact of this regulation, and at this time does not anticipate it will have a material impact on the Company's financial position, results of operations or cash flows.
In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. The Company purchased RINs to satisfy a portion of its obligations under the Renewable Fuels Standard program for calendar year 2012 and had purchased some RINs the EPA considered invalid. The Company continues to purchase RINs to satisfy its obligations under the RFS program, and on April 11, 2016, the Company was notified by the EPA that the EPA’s records indicated that it used potentially invalid RINs generated by one of the companies. The EPA directed the Company to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The Company has retired the invalid RINs and on May 6, 2016, the counterparty who sold the RINs to the Company replaced the RINs. The counterparty has also agreed to indemnify the Company for certain penalties to the extent imposed by the EPA. While the Company does not know what actions the EPA will take, or penalties it will impose with respect to these identified RINs or any other RINs it has purchased that the EPA may identify as being invalid, at this time, the Company does not expect any such action or penalties would have a material effect on its financial condition, results of operations or cash flows.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or the Company. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 95.2% interest in PBF LLC as of March 31, 2016 (95.1% as of December 31, 2015). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
10. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended March 31,
Pension Benefits	2016	2015
Components of net periodic benefit cost:
Service cost	$7,340	$5,790
Interest cost	776	709
Expected return on plan assets	(1,106)	(829)
Amortization of prior service costs	13	13
Amortization of loss	194	311
Net periodic benefit cost	$7,217	$5,994

	Three Months Ended March 31,
Post Retirement Medical Plan	2016	2015
Components of net periodic benefit cost:
Service cost	$220	$244
Interest cost	134	134
Amortization of prior service costs	109	76
Amortization of loss (gain)	—	—
Net periodic benefit cost	$463	$454

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2016 and December 31, 2015.
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

	As of March 31, 2016
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$507,498	$—	$—	$507,498	N/A	$507,498
Commodity contracts	29,761	21,346	1,915	53,022	(38,338)	14,684
Derivatives included with inventory intermediation agreement obligations	—	365	—	365	—	365
Liabilities:
Commodity contracts	34,368	3,970	—	38,338	(38,338)	—
Catalyst lease obligations	—	34,688	—	34,688	—	34,688

	As of December 31, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$631,280	$—	$—	$631,280	N/A	$631,280
Commodity contracts	63,810	31,256	3,543	98,609	(52,482)	46,127
Derivatives included with inventory intermediation agreement obligations	—	35,511	—	35,511	—	35,511
Liabilities:
Commodity contracts	49,960	2,522	—	52,482	(52,482)	—
Catalyst lease obligations	—	31,802	—	31,802	—	31,802
The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and Cash equivalents.

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2016 and December 31, 2015, $9,645 and $9,325, respectively, were included within deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$3,543	$1,521
Purchases	—	—
Settlements	(256)	(1,200)
Unrealized gain included in earnings	(1,372)	9,357
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$1,915	$9,678

There were no transfers between levels during the three months ended March 31, 2016 and 2015, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes due 2020 (a)	$669,940	$702,571	$669,644	$706,246
Senior Secured Notes due 2023 (a)	500,000	474,138	500,000	492,452
Rail Facility (b)	67,491	67,491	67,491	67,491
Catalyst leases (c)	34,688	34,688	31,802	31,802
Revolving Loan (b)	—	—	—	—
	1,272,119	1,278,888	1,268,937	1,297,991
Less - Current maturities	—	—	—	—
Less - Unamortized deferred financing costs	30,275	n/a	32,217	n/a
Long-term debt	$1,241,844	$1,278,888	$1,236,720	$1,297,991

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

12. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. Prior to December 31, 2015, the Company’s crude supply agreement contained purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements commencing in July 2013 that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of March 31, 2016, there were no barrels of crude oil and feedstocks (no barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2015) outstanding under these derivative instruments not designated as hedges. As of March 31, 2016, there were 3,440,594 barrels of intermediates and refined products (3,776,011 barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2015) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2016, there were 39,380,250 barrels of crude oil and 4,502,000 barrels of refined products (39,577,000 and 4,599,136, respectively, as of December 31, 2015), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following tables provide information about the fair values of these derivative instruments as of March 31, 2016 and December 31, 2015 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
March 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$365
December 31, 2015:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$35,511

Derivatives not designated as hedging instruments:
March 31, 2016:
Commodity contracts	Accounts receivable	$14,684
December 31, 2015:
Commodity contracts	Accounts receivable	$46,127

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table provides information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended March 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(35,146)
For the three months ended March 31, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(2,821)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(63,686)

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2016:
Commodity contracts	Cost of sales	$(19,953)
For the three months ended March 31, 2015:
Commodity contracts	Cost of sales	$(41,128)

Hedged items designated in fair value hedges:
For the three months ended March 31, 2016:
Intermediate and refined product inventory	Cost of sales	$35,146
For the three months ended March 31, 2015:
Crude oil and feedstock inventory	Cost of sales	$2,821
Intermediate and refined product inventory	Cost of sales	$63,686

The Company had no ineffectiveness related to the Company's fair value hedges for the three months ended March 31, 2016 and 2015.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. SUBSEQUENT EVENTS
Distributions
On April 28, 2016, PBF Energy, PBF Holding's indirect parent, declared a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on May 31, 2016 to PBF Energy Class A common stockholders of record at the close of business on May 13, 2016. PBF Holding intends to make a distribution of approximately $30,839 to PBF LLC, which in turn will make pro-rata distributions to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC, Chalmette Refining, L.L.C. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the Senior Secured Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as "Issuer." The indentures dated February 9, 2012 and November 24, 2015, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as "Guarantor Subsidiaries." PBF Energy Limited, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company and T&M Terminal Company are consolidated subsidiaries of the Company that are not guarantors of the Senior Secured Notes.

The Senior Secured Notes were co-issued by PBF Finance. For purposes of the following footnote, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following supplemental combining and condensed consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. For purposes of the following combining and consolidating information, the Issuer’s investment in its subsidiaries and the Guarantor subsidiaries' investments in its subsidiaries are accounted for under the equity method of accounting.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	March 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$640,779	$16,580	$39,816	$(2,293)	$694,882
Accounts receivable	528,782	4,340	8,402	—	541,524
Accounts receivable - affiliate	251	2,946	—	—	3,197
Inventories	631,279	372,441	225,579	—	1,229,299
Prepaid expense and other current assets	30,470	31,090	283	—	61,843
Due from related parties	21,186,259	20,857,235	3,571,997	(45,615,491)	—
Total current assets	23,017,820	21,284,632	3,846,077	(45,617,784)	2,530,745

Property, plant and equipment, net	28,959	1,975,647	223,935	—	2,228,541
Investment in subsidiaries	1,351,060	118,982	—	(1,470,042)	—
Deferred charges and other assets, net	19,776	345,433	1,500	—	366,709
Total assets	$24,417,615	$23,724,694	$4,071,512	$(47,087,826)	$5,125,995

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$232,429	$150,684	$6,989	$(2,293)	$387,809
Accounts payable - affiliate	24,454	—	—	—	24,454
Accrued expenses	503,062	526,971	140,361	—	1,170,394
Deferred tax liability	—	—	31,487	—	31,487
Deferred revenue	3,154	—	—	—	3,154
Due to related parties	20,323,677	21,753,202	3,538,612	(45,615,491)	—
Total current liabilities	21,086,776	22,430,857	3,717,449	(45,617,784)	1,617,298

Delaware Economic Development Authority loan	—	4,000	—	—	4,000
Long-term debt	1,140,118	34,609	67,117	—	1,241,844
Affiliate notes payable	469,530	—	—	—	469,530
Deferred tax liability	—	—	25,721	—	25,721
Other long-term liabilities	30,210	46,411	—	—	76,621
Total liabilities	22,726,634	22,515,877	3,810,287	(45,617,784)	3,435,014

Commitments and contingencies

Equity:
Member's equity	1,482,649	1,071,405	158,329	(1,229,734)	1,482,649
Retained earnings (accumulated deficit)	220,096	133,264	102,896	(236,160)	220,096
Accumulated other comprehensive (loss) income	(24,148)	(8,236)	—	8,236	(24,148)
Total PBF Holding Company LLC equity	1,678,597	1,196,433	261,225	(1,457,658)	1,678,597
Noncontrolling interest	12,384	12,384	—	(12,384)	12,384
Total equity	1,690,981	1,208,817	261,225	(1,470,042)	1,690,981
Total liabilities and equity	$24,417,615	$23,724,694	$4,071,512	$(47,087,826)	$5,125,995

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$882,820	$6,236	$28,968	$(3,275)	$914,749
Accounts receivable	430,809	11,057	12,893	—	454,759
Accounts receivable - affiliate	917	2,521	—	—	3,438
Inventories	608,646	363,151	202,475	—	1,174,272
Prepaid expense and other current assets	24,243	9,074	384	—	33,701
Due from related parties	20,236,649	20,547,503	3,262,382	(44,046,534)	—
Total current assets	22,184,084	20,939,542	3,507,102	(44,049,809)	2,580,919

Property, plant and equipment, net	25,240	1,960,066	225,784	—	2,211,090
Investment in subsidiaries	1,740,111	143,349	—	(1,883,460)	—
Deferred charges and other assets, net	23,973	265,240	1,500	—	290,713
Due from related party - long term	—	—	20,577	(20,577)	—
Total assets	$23,973,408	$23,308,197	$3,754,963	$(45,953,846)	$5,082,722

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$196,988	$113,564	$7,566	$(3,275)	$314,843
Accounts Payable - affiliate	23,949	—	—	—	23,949
Accrued expenses	503,179	495,842	118,414	—	1,117,435
Deferred revenue	4,043	—	—	—	4,043
Due to related parties	19,787,807	21,026,310	3,232,417	(44,046,534)	—
Total current liabilities	20,515,966	21,635,716	3,358,397	(44,049,809)	1,460,270

Delaware Economic Development Authority loan	—	4,000	—	—	4,000
Long-term debt	1,137,980	31,717	67,023	—	1,236,720
Affiliate notes payable	470,047	—	—	—	470,047
Deferred tax liability	—	—	20,577	—	20,577
Other long-term liabilities	28,131	41,693	—	—	69,824
Due to related party - long term	—	20,577	—	(20,577)	—
Total liabilities	22,152,124	21,733,703	3,445,997	(44,070,386)	3,261,438

Commitments and contingencies

Equity:
Member's equity	1,479,175	1,062,717	182,696	(1,245,413)	1,479,175
Retained earnings (accumulated deficit)	349,654	502,788	126,270	(629,058)	349,654
Accumulated other comprehensive (loss) income	(24,770)	(8,236)	—	8,236	(24,770)
Total PBF Holding Company LLC equity	1,804,059	1,557,269	308,966	(1,866,235)	1,804,059
Noncontrolling interest	17,225	17,225	—	(17,225)	17,225
Total equity	1,821,284	1,574,494	308,966	(1,883,460)	1,821,284
Total liabilities and equity	$23,973,408	$23,308,197	$3,754,963	$(45,953,846)	$5,082,722

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$2,795,916	$49,619	$320,720	$(366,070)	$2,800,185

Costs and expenses
Cost of sales, excluding depreciation	2,439,388	63,970	308,695	(366,070)	2,445,983
Operating expenses, excluding depreciation	(372)	294,034	2,977	—	296,639
General and administrative expenses	28,697	6,851	(2,279)	—	33,269
Depreciation and amortization expense	1,697	50,742	1,854	—	54,293
	2,469,410	415,597	311,247	(366,070)	2,830,184

Income (loss) from operations	326,506	(365,978)	9,473	—	(29,999)

Other income (expense)
Equity in (loss) earnings of subsidiaries	(392,593)	—	—	392,593	—
Change in fair value of catalyst lease	—	(2,885)	—	—	(2,885)
Interest expense, net	(32,341)	(358)	(572)	—	(33,271)
Net (loss) income before income taxes	(98,428)	(369,221)	8,901	392,593	(66,155)
Income taxes expense	—	—	32,273	—	32,273
Net (loss) income	(98,428)	(369,221)	(23,372)	392,593	(98,428)
Less: net income attributable to noncontrolling interest	303	303	—	(303)	303
Net (loss) income attributable to PBF Holding Company LLC	$(98,731)	$(369,524)	$(23,372)	$392,896	$(98,731)

Comprehensive (loss) income attributable to PBF Holding Company LLC	$(98,109)	$(369,524)	$(23,372)	$392,896	$(98,109)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$2,992,157	$260,833	$498,603	$(756,457)	$2,995,136

Costs and expenses
Cost of sales, excluding depreciation	2,490,763	338,657	456,077	(756,457)	2,529,040
Operating expenses, excluding depreciation	806	232,905	(334)	—	233,377
General and administrative expenses	25,683	5,520	1,327	—	32,530
Gain on sale of assets	(182)	—	(177)	—	(359)
Depreciation and amortization expense	3,042	42,763	454	—	46,259
	2,520,112	619,845	457,347	(756,457)	2,840,847

Income (loss) from operations	472,045	(359,012)	41,256	—	154,289

Other income (expense)
Equity in earnings (loss) of subsidiaries	(318,138)	—	—	318,138	—
Change in fair value of catalyst lease	—	2,039	—	—	2,039
Interest expense, net	(18,651)	(1,693)	(728)	—	(21,072)
Net income (loss)	135,256	(358,666)	40,528	318,138	135,256
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net (loss) income attributable to PBF Holding Company LLC	$135,256	$(358,666)	$40,528	$318,138	$135,256

Comprehensive (loss) income attributable to PBF Holding Company LLC	$135,727	$(358,666)	$40,528	$318,138	$135,727

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net (loss) income	$(98,428)	$(369,221)	$(23,372)	$392,593	$(98,428)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	3,884	50,700	1,948	—	56,532
Stock-based compensation	—	2,621	—	—	2,621
Change in fair value of catalyst lease obligations	—	2,885	—	—	2,885
Deferred income taxes	—	—	31,487	—	31,487
Change in non-cash lower of cost or market inventory adjustment	(78,159)	19,096	—	—	(59,063)
Non-cash change in inventory repurchase obligations	—	35,147	—	—	35,147
Pension and other post retirement benefit costs	1,732	5,948	—	—	7,680
Equity in earnings of subsidiaries	392,593	—	—	(392,593)	—
Changes in current assets and current liabilities:
Accounts receivable	(97,973)	6,717	4,491	—	(86,765)
Due to/from affiliates	(412,569)	416,735	(3,420)	—	746
Inventories	55,526	(28,387)	(23,104)	—	4,035
Prepaid expenses and other current assets	(6,227)	(22,016)	101	—	(28,142)
Accounts payable	35,441	37,120	(577)	982	72,966
Accrued expenses	(119)	(3,661)	21,947	—	18,167
Deferred revenue	(889)	—	—	—	(889)
Other assets and liabilities	(41)	(3,511)	1,352	—	(2,200)
Net cash provided by (used in) operating activities	(205,229)	150,173	10,853	982	(43,221)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(5,466)	(37,260)	(5)	—	(42,731)
Expenditures for deferred turnaround costs	—	(82,747)	—	—	(82,747)
Expenditures for other assets	—	(17,163)	—	—	(17,163)
Chalmette Acquisition working capital settlement	—	(2,659)	—	—	(2,659)
Net cash (used in) provided by investing activities	(5,466)	(139,829)	(5)	—	(145,300)

Cash flows from financing activities:
Distribution to members	(30,829)	—	—	—	(30,829)
Repayment of affiliate notes payable	(517)	—	—	—	(517)
Net cash used in financing activities	(31,346)	—	—	—	(31,346)

Net (decrease) increase in cash and cash equivalents	(242,041)	10,344	10,848	982	(219,867)
Cash and cash equivalents, beginning of period	882,820	6,236	28,968	(3,275)	914,749
Cash and cash equivalents, end of period	$640,779	$16,580	$39,816	$(2,293)	$694,882

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$135,256	$(358,666)	$40,528	$318,138	$135,256
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	4,823	42,789	670	—	48,282
Stock-based compensation	—	2,025	—	—	2,025
Change in fair value of catalyst lease obligations	—	(2,039)	—	—	(2,039)
Non-cash change in inventory repurchase obligations	—	66,509	—	—	66,509
Non-cash lower of cost of market inventory adjustment	(99,732)	78,524	—	—	(21,208)
Pension and other post retirement benefit costs	2,079	4,369	—	—	6,448
Gain on sale of assets	(182)	—	(177)	—	(359)
Equity in earnings of subsidiaries	318,138	—	—	(318,138)	—
Changes in current assets and current liabilities:
Accounts receivable	103,083	14,653	(7,652)	—	110,084
Due to/from affiliates	(273,044)	271,231	4,434	—	2,621
Inventories	87,991	(59,790)	(29,208)	—	(1,007)
Prepaid expenses and other current assets	(7,284)	1,199	—	—	(6,085)
Accounts payable	3,449	(21,672)	(4,834)	863	(22,194)
Accrued expenses	(179,401)	19,491	(37,517)	—	(197,427)
Deferred revenue	4,859	—	—	—	4,859
Other assets and liabilities	320	(2,601)	2	—	(2,279)
Net cash provided by (used in) operating activities	100,355	56,022	(33,754)	863	123,486

Cash flows from investing activities:
Expenditures for property, plant and equipment	(67,355)	(33,392)	—	—	(100,747)
Expenditures for refinery turnarounds costs	—	(18,376)	—	—	(18,376)
Expenditures for other assets	—	(4,958)	—	—	(4,958)
Investment in subsidiaries	10,000	—	—	(10,000)	—
Proceeds from sale of assets	41,597	—	36,021	—	77,618
Net cash provided by (used in) investing activities	(15,758)	(56,726)	36,021	(10,000)	(46,463)

Cash flows from financing activities:
Proceeds from members' capital contributions	—	—	(10,000)	10,000	—
Proceeds from affiliate notes payable	30,000	—	—	—	30,000
Proceeds from Rail Facility revolver borrowings	—	—	23,425	—	23,425
Repayments of revolver borrowings	—	—	(22,774)	—	(22,774)
Deferred financing costs and other	759	—	—	—	759
Net cash provided by (used in) financing activities	30,759	—	(9,349)	10,000	31,410

Net increase (decrease) in cash and cash equivalents	115,356	(704)	(7,082)	863	108,433
Cash and cash equivalents, beginning of period	185,381	704	34,334	(2,016)	218,403
Cash and cash equivalents, end of period	$300,737	$—	$27,252	$(1,153)	$326,836

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Holding Company LLC included in the Annual Report on Form 10-K for the year ended December 31, 2015 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Holding and its consolidated subsidiaries.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate four domestic oil refineries and related assets, which we acquired in 2010, 2011 and November 2015. Our refineries have a combined processing capacity, known as throughput, of approximately 730,000 barrels per day ("bpd"), and a weighted-average Nelson Complexity Index of 11.7. The Company's four oil refineries are aggregated into one reportable segment.
As of March 31, 2016, our four refineries are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey and New Orleans, Louisiana. Our Mid-Continent refinery at Toledo processes light, sweet crude and has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s West Texas Intermediate ("WTI") based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have the flexibility to receive crude and feedstock via both water and rail. We have expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013. The Delaware City rail unloading facility, which was transferred to our affiliate, PBF Logistics LP ("PBFX" or the "Partnership"), in 2014, allows our East Coast refineries the flexibility to source WTI-based crudes from Western Canada and the Mid-Continent, when doing so provides cost advantages versus traditional Brent-based international crudes. We believe this sourcing optionality can be a beneficial component to the profitability of our East Coast refining system in certain crude pricing environments. The Chalmette refinery, located outside of New Orleans, Louisiana, is a 189,000 bpd, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil. The facility is strategically positioned on the Gulf Coast with strong logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products.
PBF Holding is a wholly-owned subsidiary of PBF LLC and an indirect subsidiary of PBF Energy. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's refinery operating subsidiaries.
On May 2014, PBFX completed its initial public offering ("the PBFX Offering") of 15,812,500 common units. Subsequent to the PBFX Offering, PBF Holding and PBF LLC entered into a series of drop-down transaction with PBFX. PBF Holding distributed to PBF LLC, who subsequently contributed to PBFX, all of the issued and outstanding limited liability interests in certain of its wholly-owned companies, whose assets include a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “Delaware City Rail Terminal”), a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”), a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery (which we refer to as the "DCR West Rack"), and a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (which we refer to as the "Toledo Storage Facility"). In addition, on May 14, 2015, PFB LLC contributed to PBFX all of the issued and outstanding limited liability interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of a product pipeline, truck rack and related facilities located at our Delaware City refinery (collectively referred to as the “Delaware City Products Pipeline and Truck Rack”).
Business Developments
Recent significant business developments affecting the Company are discussed below.
Pending Torrance Acquisition
On September 29, 2015, PBF Holding entered into a definitive Sale and Purchase Agreement (the "Torrance Sale and Purchase Agreement") with ExxonMobil Oil Corporation ("ExxonMobil") and its subsidiary, Mobil Pacific Pipeline Company (together, the "Torrance Sellers"), to purchase the Torrance refinery, and related logistics assets (collectively, the "Torrance Acquisition"). The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 barrel per day, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition is expected to further increase the Company's total throughput capacity to approximately 900,000 bpd.
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
The purchase price for the Torrance Acquisition is $537.5 million, plus working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. Additionally, as a condition of closing, the Torrance refinery is required to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems, and shall have operated as required under the sale and purchase agreement for a period of at least fifteen days after such restoration. PBF Energy expects to finance the transaction with a combination of cash on hand, debt and proceeds from PBF Energy's October 2015 equity offering and the 2023 Senior Secured Notes offering. Following the expected completion of the Torrance Acquisition, our weighted average Nelson Complexity Index will increase to 12.2.
Factors Affecting Comparability Between Periods
Commercial Agreements
PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various rail and truck terminaling services, pipeline services, and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes and storage capacity. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to PBF Holding. Prior to the PBFX Offering, the DCR Rail Terminal, Toledo Truck Terminal, the DCR West Rack and the Toledo Storage Facility were owned, operated and maintained by PBF Holding's subsidiaries. Additionally, the Delaware City Products Pipeline and Truck Rack was owned, operated and maintained by PBF Holding's subsidiaries until May 15, 2015. PBF Holding did not previously pay a fee for the utilization of these facilities prior to their acquisition by PBFX. Below is a summary of the agreements for the use of each of the assets.
Commercial Agreements
The commercial agreements entered into during the year ended December 31, 2015 and 2014 with PBFX have initial terms ranging from approximately seven to ten years, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015, and include:
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
•a pipeline service agreement with PBFX, with an initial term of approximately ten years, under which PBFX, through Delaware Pipeline Company (“DPC”), provides pipeline services at the Delaware City Products Pipeline (the “Delaware City Pipeline Services Agreement”);
•a truck loading service agreement with PBFX, with an initial term of approximately ten years, under which PBFX, through Delaware City Logistics Company LLC (“DCLC”), provides terminaling services at the Delaware City Truck Rack (the “Delaware City Truck Loading Services Agreement”).
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
Other Agreements
In addition to the commercial agreements described above, PBF Holding also entered into an omnibus agreement with PBFX, PBF GP and PBF LLC, which addresses the payment of an annual fee, in the amount of $2,350 per year, for the provision of various general and administrative services, among other matters, and an operations and management services and secondment agreement with PBFX under which PBFX reimburses PBF Holding for the provision of certain operational services to PBFX in support of its operations, including operational services performed by certain of PBF Holding's field-level employees.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, Inc., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets. The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding.
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
The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus final inventory and working capital of $246.0 million, which was finalized in the first quarter of 2016. The transaction was financed through a combination of cash on hand and borrowings under the Company’s Revolving Loan.

Amended and Restated Asset Based Revolving Credit Facility
On an ongoing basis, the Third Amended and Restated Revolving Credit Agreement ("Revolving Loan") is available to be used for working capital and other general corporate purposes. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2.60 billion and $2.64 billion, respectively, in accordance with its accordion feature. The commitment fees on the unused portions, the interest rate on advances and the fees for letters of credit were also reduced in the amended and restated Revolving Loan.
Senior Secured Notes Offering
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of 7.0% senior secured notes due 2023 (the "2023 Senior Secured Notes"). The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. The Company intends to use the proceeds for general corporate purposes, including to fund a portion of the purchase price for the pending Torrance Acquisition.
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
Crude Oil Acquisition Agreement Terminations
Effective December 31, 2015, our crude oil supply agreement with Statoil for the Delaware City refinery expired. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers, including Saudi Aramco and others, on the spot market or through term agreements. Subsequent to the Chalmette Acquisition, we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries.

Results of Operations
The following tables reflect our financial and operating highlights for the three months ended March 31, 2016 and 2015 (amounts in thousands).

	Three Months Ended March 31,
	2016	2015
Revenue	$2,800,185	$2,995,136
Cost of sales, excluding depreciation	2,445,983	2,529,040
	354,202	466,096
Operating expenses, excluding depreciation	296,639	233,377
General and administrative expenses	33,269	32,530
Gain on sale of assets	—	(359)
Depreciation and amortization expense	54,293	46,259
(Loss) income from operations	(29,999)	154,289
Change in fair value of catalyst leases	(2,885)	2,039
Interest expense, net	(33,271)	(21,072)
(Loss) income before income taxes	(66,155)	135,256
Income tax expense	32,273	—
Net (loss) income	(98,428)	135,256
Less: net income attributable to noncontrolling interests	303	—
Net (loss) income attributable to PBF Holding Company LLC	$(98,731)	$135,256

Gross refining margin (1)	$354,202	$466,096
Gross margin	4,967	189,503

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended March 31,
	2016	2015
Key Operating Information
Production (bpd in thousands)	655.9	465.4
Crude oil and feedstocks throughput (bpd in thousands)	650.1	467.8
Total crude oil and feedstocks throughput (millions of barrels)	59.2	42.1
Gross refining margin, excluding special items, per barrel of throughput (1)	$4.99	$10.57
Refinery operating expenses, excluding depreciation, per barrel of throughput	$5.01	$5.54

Crude and feedstocks (% of total throughput) (2):
Heavy crude	14%	15%
Medium crude	50%	46%
Light crude	23%	27%
Other feedstocks and blends	13%	12%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	48%	49%
Distillates and distillate blendstocks	31%	34%
Lubes	1%	1%
Chemicals	4%	3%
Other	16%	13%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2016	2015
	(dollars per barrel, except as noted)
Dated Brent Crude	$34.24	$54.29
West Texas Intermediate (WTI) crude oil	$33.45	$48.49
Light Louisiana Sweet (LLS) crude oil	$35.34	$52.84
Crack Spreads
Dated Brent (NYH) 2-1-1	$11.18	$15.76
WTI (Chicago) 4-3-1	$8.83	$15.45
LLS (Gulf Coast) 2-1-1	$8.71	$13.61
Crude Oil Differentials
Dated Brent (foreign) less WTI	$0.79	$5.80
Dated Brent less Maya (heavy, sour)	$8.04	$10.14
Dated Brent less WTS (sour)	$0.94	$6.79
Dated Brent less ASCI (sour)	$4.27	$5.58
WTI less WCS (heavy, sour)	$11.34	$11.80
WTI less Bakken (light, sweet)	$1.56	$5.13
WTI less Syncrude (light, sweet)	$(4.44)	$(0.68)
Natural gas (dollars per MMBTU)	$1.98	$2.81
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Overview— Net loss was $98.4 million for the three months ended March 31, 2016 compared to net income of $135.3 million for the nine months ended March 31, 2015.
Our results for the three months ended March 31, 2016 were positively impacted by a non-cash special item consisting of an inventory lower of cost or market ("LCM") adjustment of approximately $59.1 million. Our results for the three months ended March 31, 2015 were positively impacted by an inventory LCM adjustment of approximately $21.2 million. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM reserve, our results were negatively impacted by unfavorable movements in certain crude oil differentials, lower crack spreads, and lower throughput volumes on the East Coast offset by a positive earnings contribution from the Chalmette refinery and higher throughput in the Mid-Continent. Throughput volumes on the East Coast were impacted by approximately two weeks of unplanned downtime at our Delaware City refinery as a result of a weather-related loss of power in late January 2016 and a planned coker turnaround at Delaware City. Given the prevailing market conditions and unplanned downtime during the quarter, we decided to move forward the scheduled turnaround of the Delaware City coker and other related units which lasted through the remainder of the first quarter of 2016.
Revenues— Revenues totaled $2.8 billion for the three months ended March 31, 2016 compared to $3.0 billion for the three months ended March 31, 2015, a decrease of approximately $0.2 billion, or 6.5%. For the three months ended March 31, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 316,200 bpd, 157,700 bpd and 176,200 bpd, respectively. For the three months ended March 31, 2015, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 325,700 bpd and 142,100 bpd, respectively. The decrease in throughput rates at our East Coast refineries in 2016 compared to 2015 is primarily due to the planned and unplanned downtime at our Delaware City refinery as described above. Our Gulf Coast refinery was not acquired until the fourth quarter of 2015. For the three months ended March 31, 2016, the total barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 367,000 bpd, 169,800 bpd and 205,800 bpd, respectively. For the three months ended March 31, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 362,700 bpd and 157,900 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $354.2 million, or $5.99 per barrel of throughput ($295.1 million or $4.99 per barrel of throughput excluding the impact of special items), for the three months ended March 31, 2016 compared to $466.1 million, or $11.07 per barrel of throughput ($444.9 million or $10.57 per barrel of throughput excluding the impact of special items) for the three months ended March 31, 2015, a decrease of approximately $111.9 million. Gross margin, including refinery operating expenses and depreciation, totaled $5.0 million, or $0.09 per barrel of throughput, for the three months ended March 31, 2016 compared to $189.5 million, or $4.50 per barrel of throughput, for the three months ended March 31, 2015, a decrease of $184.5 million. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in crude differentials, lower crack spreads and reduced throughput in the East Coast partially offset by higher throughput rates in the Mid-Continent and positive margin contributions from the Chalmette refinery acquired in the fourth quarter of 2015. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $59.1 million resulting from the change in crude oil and refined product prices from the year ended 2015 to the end of the first quarter of 2016 which, while remaining below historical costs, increased since the year end. The non-cash LCM adjustment increased gross margin and gross refining margin by approximately $21.2 million in the first quarter of 2015.
Average industry refining margins in the Mid-Continent were weaker during the three months ended March 31, 2016 as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was approximately $8.83 per barrel or 42.8% lower in the three months ended March 31, 2016 as compared to $15.45 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential and an adverse WTI/Syncrude differential, which averaged a premium of $4.44 per barrel during the three months ended March 31, 2016 as compared to a premium of $0.68 per barrel in the same period of 2015.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $11.18 per barrel, or 29.1% lower in the three months ended March 31, 2016 as compared to $15.76 per barrel in the same period in 2015. The Dated Brent/WTI differential and Dated Brent/Maya differential were $5.01 and $2.10 lower, respectively, in the three months ended March 31, 2016 as compared to the same period in 2015. In addition, the WTI/Bakken differential was approximately $3.57 per barrel less favorable in the three months ended March 31, 2016 as compared to the same period in 2015. Reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $296.6 million, or $5.01 per barrel of throughput, for the three months ended March 31, 2016 compared to $233.4 million, or $5.54 per barrel of throughput, for the three months ended March 31, 2015, an increase of $63.2 million, or 27.1%. The increase in operating expenses was mainly attributable to the operating expenses associated with the Chalmette refinery which totaled approximately $77.0 million for the quarter and $3.6 million of costs associated with the restart and repair activities at our Delaware City refinery as a result of the unplanned downtime in January 2016, partially offset by reduced energy costs of $17.5 million due to lower natural gas costs at our East Coast and Mid-Continent refineries. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.
General and Administrative Expenses— General and administrative expenses totaled $33.3 million for the three months ended March 31, 2016 compared to $32.5 million for the three months ended March 31, 2015, an increase of approximately $0.8 million or 2.3%. The increase in general and administrative expenses primarily relates to higher information technology and professional services costs incurred in support of the integration of the Chalmette Acquisition partially offset by lower incentive compensation expense. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— There was no gain or loss on sale of assets for the three months ended March 31, 2016 as compared to a gain of $0.4 million for the three months ended March 31, 2015 which related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $54.3 million for the three months ended March 31, 2016 compared to $46.3 million for the three months ended March 31, 2015, an increase of $8.0 million. The increase was primarily a result of additional depreciation expense associated with the assets acquired in the Chalmette Acquisition and a general increase in our fixed asset base due to capital projects completed in 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $2.9 million for the three months ended March 31, 2016 compared to a gain of $2.0 million for the three months ended March 31, 2015. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $33.3 million for the three months ended March 31, 2016 compared to $21.1 million for the three months ended March 31, 2015, an increase of approximately $12.2 million. This increase is mainly attributable to higher interest costs associated with the issuance of the 2023 Senior Notes in November 2015 and increased interest expense related to the affiliate notes payable partially offset by lower letter of credit fees. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes our consolidated financial statements generally do not include a benefit or provision for income taxes for the three months ended March 31, 2016 apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining in the fourth quarter of 2015 and its wholly-owned Canadian subsidiary, PBF Energy Limited ("PBF Ltd."). The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.
The two acquired subsidiaries incurred $0.8 million of current of income tax expense for the three months ended March 31, 2016. For the three months ended March 31, 2016, PBF Holding recorded income tax expense of $31.5 million attributable to PBF Ltd, of which $30.7 million related to a correction of prior periods.
Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP ("non-GAAP"). These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.

Special Items
The non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. The special items for the periods presented relate to a LCM adjustment. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for more useful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Gross Refining Margin
Gross refining margin is defined as gross margin excluding depreciation and operating expenses related to the refineries. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a better metric comparison for the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

	Three Months Ended March 31,
	2016		2015
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$4,967	$0.09	$189,503	$4.50
Add: Refinery operating expenses	296,639	5.01	233,377	5.54
Add: Refinery depreciation expense	52,596	0.89	43,216	1.03
Gross refining margin	$354,202	$5.99	$466,096	$11.07
Special items:
Add: Non-cash LCM inventory adjustment (1)	(59,063)	(1.00)	(21,208)	(0.50)
Gross refining margin excluding special items	$295,139	$4.99	$444,888	$10.57

——————————
(1) During the three months ended March 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $59.1 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $1,058.3 million at March 31, 2016. During the three months ended March 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $21.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $668.9 million at March 31, 2015. The net impact of these LCM inventory adjustments are included in operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

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

EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, and the write down of inventory to the LCM. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,

	2016	2015

Reconciliation of net (loss) income to EBITDA:
Net (loss) income	$(98,428)	$135,256
Add: Depreciation and amortization expense	54,293	46,259
Add: Interest expense, net	33,271	21,072
Add: Income tax expense	32,273	—
EBITDA	$21,409	$202,587
Special Items:
Add: Non-cash LCM inventory adjustment (1)	(59,063)	(21,208)
EBITDA excluding special items	$(37,654)	$181,379

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$21,409	$202,587
Add: Stock based compensation	2,621	2,025
Add: Non-cash change in fair value of catalyst lease obligations	2,885	(2,039)
Add: Non-cash LCM inventory adjustment (1)	(59,063)	(21,208)
Adjusted EBITDA	$(32,148)	$181,365

(1) During the three months ended March 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $59.1 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $1,058.3 million at March 31, 2016. During the three months ended March 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $21.2 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $668.9 million at March 31, 2015. The net impact of these LCM inventory adjustments are included in operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries' capital expenditures, working capital, distribution payments and debt service requirements for the next twelve months. We expect to finance the planned Torrance Acquisition with a combination of cash on hand and proceeds from PBF Energy's October 2015 equity offering and the 2023 Senior Secured Notes offering. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $43.2 million for the three months ended March 31, 2016 compared to net cash provided by operating activities of $123.5 million for the three months ended March 31, 2015. Our operating cash flows for the three months ended March 31, 2016 included our net loss of $98.4 million, plus net non-cash charges relating to depreciation and amortization of $56.5 million, the change in the fair value of our inventory repurchase obligations of $35.1 million, deferred income taxes of $31.5 million, pension and other post retirement benefits costs of $7.7 million, a change in the fair value of our catalyst lease of $2.9 million and equity-based compensation of $2.6 million, partially offset by the non-cash benefit of $59.1 million relating to a LCM adjustment. In addition, net changes in working capital reflected uses of cash of $22.1 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivables. Our operating cash flows for the three months ended March 31, 2015 included our net income of $135.3 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $66.5 million, depreciation and amortization of $48.3 million, pension and other post retirement benefits costs of $6.4 million and stock-based compensation of $2.0 million, partially offset by the non-cash benefit of $21.2 million relating to a LCM inventory adjustment, changes in the fair value of our catalyst lease obligations of $2.0 million and gain on sale of assets of $0.4 million. In addition, net changes in working capital reflected uses of cash of $111.4 million driven by the timing of inventory purchases, payments for accrued expenses and collections of accounts receivables.

Cash Flows from Investing Activities
Net cash used in investing activities was $145.3 million for the three months ended March 31, 2016 compared to net cash used in investing activities of $46.5 million for the three months ended March 31, 2015. The net cash flows used in investing activities for the three months ended March 31, 2016 was comprised of capital expenditures totaling $42.7 million, expenditures for refinery turnarounds of $82.7 million, expenditures for other assets of $17.2 million and a final net working capital settlement of $2.7 million associated with the acquisition of the Chalmette refinery. Net cash used in investing activities for the three months ended March 31, 2015 was comprised of capital expenditures totaling $100.7 million, expenditures for refinery turnarounds of $18.4 million and expenditures for other assets of $5.0 million, partially offset by $77.6 million in proceeds from the sale of railcars.

Cash Flows from Financing Activities
Net cash used in financing activities was $31.3 million for the three months ended March 31, 2016 compared to net cash provided by financing activities of $31.4 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, net cash used in financing activities consisted primarily of $30.8 million of distributions to members and a net $0.5 million repayment of affiliate notes payable. For the three months ended March 31, 2015, net cash provided by financing activities consisted primarily of $30.0 million of proceeds from affiliate notes payable, $0.7 million of net proceeds from the Rail Facility and $0.7 million of deferred financing and other costs.

Liquidity
As of March 31, 2016, our total liquidity was approximately $1,161.1 million, compared to total liquidity of approximately $1,514.5 million as of December 31, 2015. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan.

In addition, PBF Holding had borrowing capacity of $82.5 million under the Rail Facility to fund the acquisition of Eligible Railcars as of both March 31, 2016 and December 31, 2015.
Working Capital
Working capital for PBF Holding at March 31, 2016 was $913.4 million, consisting of $2,530.7 million in total current assets and $1,617.3 million in total current liabilities. Working capital at December 31, 2015 was $1,120.6 million, consisting of $2,580.9 million in total current assets and $1,460.3 million in total current liabilities.

Capital Spending
Net capital spending was $145.3 million for the three months ended March 31, 2016, which primarily included turnaround costs, safety related enhancements, facility improvements at the refineries and the final working capital settlement associated with the Chalmette Acquisition. We currently expect to spend an aggregate of approximately between $475.0 to $500.0 million in net capital expenditures during 2016 for facility improvements and refinery maintenance and turnarounds, excluding any potential capital expenditures related to the Torrance Acquisition.

As noted in "Business Developments", we entered into a Sale and Purchase Agreement to purchase the ownership interests of the Torrance refinery, and related logistic assets. The purchase price for the Torrance Acquisition is $537.5 million in cash, plus working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. We expect to finance the transaction with a combination of cash on hand and proceeds from PBF Energy's October 2015 equity offering and the 2023 Senior Secured Notes offering.

Crude and Feedstock Supply Agreements
We previously acquired crude oil for our Delaware City refinery under a supply agreement whereby Statoil generally purchased the crude oil requirements for the refinery on our behalf and under our direction. Our agreement with Statoil for Delaware City was terminated effective December 31, 2015, at which time we began to fully source Delaware City's crude oil and feedstocks independently. Additionally, for our purchases of crude oil under our agreement with Saudi Aramco, similar to our purchases of other foreign waterborne crudes, we posted letters of credit and arranged for shipment. We paid for the crude when we were invoiced and the letters of credit were lifted.
We have crude and feedstock supply agreements with PDVSA to supply 40,000 to 60,000 bpd of crude oil that can be processed at any of our East and Gulf Coast refineries.
Inventory Intermediation Agreements
We entered into two separate Inventory Intermediation Agreements (the "Intermediation Agreements") with J. Aron & Company ("J. Aron") on June 26, 2013, which commenced upon the termination of the product offtake agreements with MSCG. On May 29, 2015, we entered into amended and restated inventory intermediation agreements (the "A&R Intermediation Agreements") with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro and Delaware City refineries (the "Refineries"), respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell independently to third parties.
At March 31, 2016, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $400.8 million. We accrue a corresponding liability for such intermediates and finished products.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2016, other than outstanding letters of credit in the amount of approximately $260.5 million and operating leases.

Distribution Policy
On April 28, 2016 the Board of Directors of PBF Energy declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 31, 2016 to Class A common stockholders of record at the close of business on May 13, 2016. PBF Holding intends, if necessary, to make a distribution of $30.8 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.

As of March 31, 2016, we had $1,161.1 million of unused borrowing availability, which includes our cash and cash equivalents of $694.9 million, under the Revolving Loan to fund our operations, if necessary. Accordingly, as of March 31, 2016, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.

Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of March 31, 2016, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy's intended distribution policy.

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
At March 31, 2016 and December 31, 2015, we had gross open commodity derivative contracts representing 43.9 million barrels and 44.2 million barrels, respectively, with an unrealized net gain of $14.7 million and $46.1 million, respectively. The open commodity derivative contracts as of March 31, 2016 expire at various times during 2016.
We carry inventories of crude oil, intermediates and refined products ("hydrocarbon inventories") on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 25.5 million barrels and 26.8 million barrels at March 31, 2016 and December 31, 2015, respectively. The average cost of our hydrocarbon inventories was approximately $87.39 and $83.55 per barrel on a LIFO basis at March 31, 2016 and December 31, 2015, respectively, excluding the impact of LCM adjustments of approximately $1,058.3 million and $1,117.3 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.

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
Interest Rate Risk
The maximum availability under our Revolving Loan is $2.64 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the Revolving Loan. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by approximately $26.4 million annually.
In addition, the Rail Facility bears interest at a variable rate and exposes us to interest rate risk. Maximum availability under the Rail Facility is $150.0 million. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $1.5 million change in our interest expense, assuming the $150.0 million available under the Rail Facility was fully drawn.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2016. Based on that evaluation, PBF Holding's principal executive officer and the principal financial officer have concluded that PBF Holding's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On November 1, 2015, we completed the acquisition of Chalmette Refining. We are in the process of integrating Chalmette Refining's operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of Chalmette Refining. We expect the integration of Chalmette Refining's operations, including internal controls over financial reporting to be complete in the year ending December 31, 2016. Chalmette Refining accounts for 9% of the Company's total assets and 27% of total revenues of the Company as of and for the quarter ended March 31, 2016.
Management has not identified any other changes in PBF Holding's internal controls over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over our financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
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
As of November 1, 2015, the Company acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality ("LDEQ") to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the "Order") covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. It is possible that LDEQ will assess an administrative penalty against Chalmette Refining, but any such amount is not expected to be material to the Company.
In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. We purchased RINs to satisfy a portion of our obligations under the Renewable Fuels Standard program for calendar year 2012 and had purchased some RINs the EPA considered invalid. We continue to purchase RINs to satisfy our obligations under the RFS program, and on April 11, 2016, the Company was notified by the EPA that the EPA’s records indicated that we used potentially invalid RINs generated by one of the companies. The EPA directed the Company to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. We have retired the invalid RINs and on May 6, 2016, the counterparty who sold the RINs to the Company replaced the RINs. The counterparty has also agreed to indemnify is for certain penalties to the extent imposed by the EPA. While we do not know what actions the EPA will take, or penalties it will impose with respect to these identified RINs or any other RINs we have purchased that the EPA may identify as being invalid, at this time, we do not expect any such action or penalties would have a material effect on our financial condition, results of operations or cash flows.

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

PBF Holding Company LLC

Date	May 16, 2016	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	May 16, 2016	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.