Form 10-Q
period 2016-09-30
PBF Holding Co LLC; PBF Finance Corp
filed 2016-11-14
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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
PBF Holding Company LLC has no common stock outstanding. As of November 10, 2016, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

This Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC ("PBF Holding") and PBF Finance Corporation ("PBF Finance"). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC") and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. ("PBF Energy"), which is the sole managing member of, and owner of an equity interest representing approximately 95.2% of the outstanding economic interests in, PBF LLC as of September 30, 2016. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as "believes," "expects," "may," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
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
•adverse impacts from changes in our regulatory environment, such as the effects of compliance with the California Global Warming Solutions Act (also referred to as "AB32"), or actions taken by environmental interest groups;
•market risks related to the volatility in the price of Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuel Standards and greenhouse gas ("GHG") emission credits required to comply with various GHG emission programs, such as AB32;
•our ability to complete the successful integration of the completed acquisitions of Chalmette Refining, L.L.C. and related logistic assets (collectively, the "Chalmette Acquisition") and the Torrance refinery and related logistics assets (collectively, the "Torrance Acquisition") into our business and to realize the benefits from such acquisitions;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$519,375	$914,749
Accounts receivable	649,657	454,759
Accounts receivable - affiliate	3,041	3,438
Inventories	1,845,595	1,174,272
Prepaid expense and other current assets	55,090	33,701
Total current assets	3,072,758	2,580,919

Property, plant and equipment, net	2,659,383	2,211,090
Investment in equity method investee	176,267	—
Deferred charges and other assets, net	449,271	290,713
Total assets	$6,357,679	$5,082,722

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$367,829	$314,843
Accounts payable - affiliate	31,746	23,949
Accrued expenses	1,521,488	1,117,435
Deferred tax liabilities	27,989	—
Deferred revenue	12,072	4,043
Total current liabilities	1,961,124	1,460,270

Delaware Economic Development Authority loan	4,000	4,000
Long-term debt	1,794,367	1,236,720
Affiliate notes payable	470,165	470,047
Deferred tax liabilities	25,721	20,577
Other long-term liabilities	213,635	69,824
Total liabilities	4,469,012	3,261,438

Commitments and contingencies (Note 9)

Equity:
Member's equity	1,494,477	1,479,175
Retained earnings	404,777	349,654
Accumulated other comprehensive loss	(23,307)	(24,770)
Total PBF Holding Company LLC equity	1,875,947	1,804,059
Noncontrolling interest	12,720	17,225
Total equity	1,888,667	1,821,284
Total liabilities and equity	$6,357,679	$5,082,722

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$4,508,613	$3,217,640	$11,164,571	$9,763,440

Cost and expenses:
Cost of sales, excluding depreciation	3,904,258	2,858,409	9,634,989	8,414,423
Operating expenses, excluding depreciation	404,045	200,014	972,223	625,542
General and administrative expenses	39,912	47,802	111,272	116,115
Equity (income) loss in investee	(1,621)	—	(1,621)	—
Loss (gain) on sale of assets	8,159	(142)	11,381	(1,133)
Depreciation and amortization expense	52,678	46,484	155,890	139,757
	4,407,431	3,152,567	10,884,134	9,294,704

Income from operations	101,182	65,073	280,437	468,736

Other income (expenses)
Change in fair value of catalyst leases	77	4,994	(4,556)	8,982
Interest expense, net	(33,896)	(21,888)	(98,446)	(65,915)
Income before income taxes	67,363	48,179	177,435	411,803
Income tax expense	2,291	—	29,287	—
Net income	65,072	48,179	148,148	411,803
Less: net income attributable to noncontrolling interests	45	—	438	—
Net income attributable to PBF Holding Company LLC	$65,027	$48,179	$147,710	$411,803

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$65,072	$48,179	$148,148	$411,803
Other comprehensive income:
Unrealized gain (loss) on available for sale securities	(76)	119	329	115
Net gain on pension and other postretirement benefits	502	400	1,134	1,200
Total other comprehensive income	426	519	1,463	1,315
Comprehensive income	65,498	48,698	149,611	413,118
Less: comprehensive income attributable to noncontrolling interests	45	—	438	—
Comprehensive income attributable to PBF Holding Company LLC	$65,453	$48,698	$149,173	$413,118

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$148,148	$411,803
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	162,565	145,975
Stock-based compensation	12,658	6,329
Change in fair value of catalyst lease obligations	4,556	(8,982)
Deferred income taxes	27,813	—
Change in non-cash lower of cost or market inventory adjustment	(320,833)	81,147
Non-cash change in inventory repurchase obligations	29,317	53,370
Pension and other post retirement benefit costs	25,894	19,340
Equity (income) loss in investee	(1,621)	—
Loss (gain) on sale of assets	11,381	(1,133)

Changes in operating assets and liabilities:
Accounts receivable	(194,898)	155,645
Due to/from affiliates	8,194	12,566
Inventories	54,052	(110,830)
Prepaid expense and other current assets	(20,203)	(22,995)
Accounts payable	50,297	(122,748)
Accrued expenses	308,047	(342,781)
Deferred revenue	8,029	2,947
Other assets and liabilities	(21,880)	(21,884)
Net cash provided by operations	291,516	257,769

Cash flows from investing activities:
Acquisition of Torrance refinery and related logistics assets	(971,932)	—
Expenditures for property, plant and equipment	(187,743)	(287,931)
Expenditures for deferred turnaround costs	(138,936)	(39,725)
Expenditures for other assets	(27,735)	(7,275)
Chalmette Acquisition working capital settlement	(2,659)	—
Proceeds from sale of assets	13,030	168,270
Net cash used in investing activities	(1,315,975)	(166,661)

Cash flows from financing activities:
Contributions from PBF LLC	175,000	—
Distributions to members	(92,503)	—
Proceeds from affiliate notes payable	635	29,773
Repayment of affiliate notes payable	(517)	—
Proceeds from Rail Facility revolver borrowings	—	102,075
Repayments of Rail Facility revolver borrowings	(11,457)	(71,938)
Proceeds from revolver borrowings	550,000	—
Proceeds from catalyst lease	7,927	—
Net cash provided by financing activities	629,085	59,910

Net (decrease) increase in cash and cash equivalents	(395,374)	151,018
Cash and cash equivalents, beginning of period	914,749	218,403
Cash and cash equivalents, end of period	$519,375	$369,421

Supplemental cash flow disclosures
Non-cash activities:
Accrued distributions	$—	$268,066
Distribution of assets to PBF Energy Company LLC	173,426	15,975
Accrued construction in progress and unpaid fixed assets	16,813	4,670

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC ("PBF Holding" or the "Company"), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC ("PBF LLC"). PBF Energy Inc. ("PBF Energy") is the sole managing member of, and owner of an equity interest representing approximately 95.2% of the outstanding economic interest in, PBF LLC as of September 30, 2016. PBF Finance Corporation ("PBF Finance") is a wholly-owned subsidiary of PBF Holding. Delaware City Refining Company LLC ("Delaware City Refining" or "DCR"), PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC ("Paulsboro Refining"), Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC ("Toledo Refining" or "TRC"), Chalmette Refining, L.L.C. (“Chalmette Refining”) and PBF Western Region LLC (“PBF Western Region”) are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. PBF Western Region owns Torrance Refining Company LLC and Torrance Logistics Company LLC, which collectively own the operating assets of the Torrance refinery and related logistics assets. In addition, PBF LLC, through Chalmette Refining, holds a 100% interest in MOEM Pipeline LLC and an 80% interest in and consolidates Collins Pipeline Company and T&M Terminal Company. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the "Company".
On May 14, 2014, PBF Logistics LP ("PBFX"), a Delaware master limited partnership, completed its initial public offering (the "PBFX Offering") of 15,812,500 common units. Subsequent to the PBFX Offering, PBF Holding and PBF LLC entered into a series of drop-down transactions with PBFX.
During 2014, PBF Holding distributed to PBF LLC all of the equity interests of certain of its wholly-owned subsidiaries, whose assets consist of a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery (the "DCR West Rack") and a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"), which were subsequently acquired by PBFX. In addition, on May 14, 2015, PBF Holding distributed to PBF LLC, which subsequently contributed to PBFX, all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of a product pipeline, truck rack and related facilities located at our Delaware City refinery (collectively referred to as the “Delaware City Products Pipeline and Truck Rack”). On August 31, 2016, PBFX entered into a contribution agreement (the "TVPC Contribution Agreement") between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”), whose assets consist of the San Joaquin Valley Pipeline system (which was acquired as a part of the Torrance Acquisition as defined in "Note 2 - Acquisitions"), including the M55, M1 and M70 pipelines including pipeline stations with tankage and truck unloading capability (collectively, the “Torrance Valley Pipeline"). The total consideration paid to PBF LLC was $175,000 in cash, which was subsequently contributed to PBF Holding. Refer to "Note 8 - Related Party Transactions" of our Notes to Condensed Consolidated Financial Statements for further information on agreements entered into with PBFX. On August 31, 2016, in connection with the TVPC Contribution Agreement, PBF Holding contributed 50% of the issued and outstanding limited liability company interests of TVPC to PBF LLC.
Substantially all of the Company’s operations are in the United States. As of September 30, 2016, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.
Noncontrolling Interest
Subsequent to the Chalmette Acquisition (as defined in "Note 2 - Acquisitions"), PBF Holding recorded noncontrolling interest in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded aggregate earnings related to the noncontrolling interest in these subsidiaries of $45 and $438 for the three and nine months ended September 30, 2016, respectively.
Investment in Equity Method Investee
Subsequent to the closing of the TVPC Contribution Agreement, the Company accounts for its 50% equity ownership of TVPC as an investment in an equity method investee. Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company's accounts are not reported in the Company's consolidated balance sheets and statements of operations; however, the Company's share of the earnings or losses of the investee company is reflected in the caption ''Equity income (loss) in investee" in the consolidated statements of operations. The Company's carrying value in an equity method investee company is reported in the caption ''Investment in equity method investee'' in the Company's consolidated balance sheets.
When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals or exceeds the amount of its share of losses not previously recognized.
Prior Period Correction
During the quarter ended March 31, 2016, the Company recorded an out-of-period adjustment increasing deferred income tax liabilities and income tax expense by $30,481 as described in "Note 6 - Income Taxes" of our Notes to Condensed Consolidated Financial Statements. The Company has considered existing guidance in evaluating whether a restatement of prior financial statements is required as a result of these misstatements. The Company has quantitatively and qualitatively assessed the materiality of the errors and concluded that this correction did not have a material impact on the financial statements as of and for the three months ended March 31, 2016 nor as of and for the nine months ended September 30, 2016 and the errors were not material to the prior period financial statements, and accordingly, the Company has not restated any prior period amounts.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
Recent Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Company refers to ASU 2014-09 and these additional ASUs as the "Updated Revenue Recognition Guidance"). The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Under ASU 2015-17, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016 and interim periods within those years with early adoption permitted as of the beginning of an annual or interim period after the issuance of the ASU. The Company expects that the impact of adopting this new standard will be to reclassify all of its current deferred tax assets and deferred tax liabilities to a net noncurrent asset or liability on its balance sheet.
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
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments No. 2016-06 March 2016 a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-06”), to increase consistency in practice in applying guidance on determining if an embedded derivative is clearly and closely related to the economic characteristics of the host contract, specifically for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance in ASU 2016-06 applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which is intended to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 also contains additional guidance for nonpublic entities that do not apply to the Company. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019, and requires a modified retrospective approach to adoption. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"), which reduces the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which reduces the existing diversity in practice in how income tax consequences of an intra-entity transfer of an asset other than inventory should be recognized. The amendments in ASU 2016-16 require an entity to recognize such income tax consequences when the intra-entity transfer occurs rather than waiting until such time as the asset has been sold to an outside party. The amendments do not contain any new disclosure requirements but point out that certain existing income tax disclosures might be applicable in the period an intra-entity transfer of an asset other than inventory occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual statements have not been issued. The

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control" ("ASU 2016-2017"), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this ASU do not change the characteristics of a primary beneficiary in current GAAP. The amendments in this ASU require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. ASU 2016-2017 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
2. ACQUISITIONS
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding. Chalmette Refining is strategically positioned on the Gulf Coast with logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products and provides geographic diversification into PADD 3.
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
The aggregate purchase price for the Chalmette Acquisition was $322,000 in cash, plus inventory and final working capital of $245,963. As described below, the valuation of the working capital was finalized in the first quarter of 2016. The transaction was financed through a combination of cash on hand and borrowings under the Company’s asset based revolving credit agreement (the "Revolving Loan").
The Company accounted for the Chalmette Acquisition as a business combination under GAAP whereby we recognize assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The final purchase price and fair value allocation were completed as of March 31, 2016. During the measurement period, which ended in March 2016, adjustments were made to the Company's preliminary fair value estimates related primarily to inventories and accounts payable.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Net cash	$587,005
Cash acquired	(19,042)
Total consideration	$567,963
The following table summarizes the final amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Accounts receivable	$1,126
Inventories	271,434
Prepaid expenses and other current assets	913
Property, plant and equipment	356,961
Deferred charges and other assets	8,312
Accounts payable	(4,870)
Accrued expenses	(28,371)
Deferred tax liability	(25,721)
Noncontrolling interests	(11,821)
Fair value of net assets acquired	$567,963

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
The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2016 include the results of operations of the Chalmette refinery whereas the same periods in 2015 do not include the results of operations of the Chalmette refinery. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2014, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the financing of the Chalmette Acquisition.

Nine Months Ended September 30, 2015
Pro forma revenues	$13,151,698
Pro forma net income attributable to PBF Holding Company LLC	$682,671
The unaudited amount of revenues and net income above have been calculated after conforming Chalmette Refining's accounting policies to those of the Company and certain one-time adjustments.
Torrance Acquisition
On July 1, 2016, the Company acquired from ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipe Line Company, the Torrance refinery and related logistics assets (collectively, the "Torrance Acquisition"). The Torrance refinery, located in Torrance, California, is a high-conversion, delayed-coking refinery. The facility is

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from four to five and the Company's combined crude oil throughput capacity. The acquisition also provides the Company with a presence in the attractive PADD 5 market.
In addition to refining assets, the transaction includes a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction are several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport.
The aggregate purchase price for the Torrance Acquisition was $521,350 in cash including post close purchase price adjustments, plus working capital of $450,582. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand including proceeds from PBF Energy's October 2015 equity offering and borrowings under our Revolving Loan.
The Company accounted for the Torrance Acquisition as a business combination under GAAP whereby we recognize assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The purchase price and fair value allocation may be subject to adjustment pending completion of the final purchase valuation which was in process as of September 30, 2016.
The total purchase consideration and the fair values of the assets and liabilities at the acquisition date, which may be subject to adjustment as noted above, were as follows:

Purchase Price
Gross purchase price	$537,500
Working capital	450,582
Post close purchase price adjustments	(16,150)
Total consideration	$971,932
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Inventories	$404,542
Prepaid expenses and other current assets	1,186
Property, plant and equipment	701,617
Deferred charges and other assets, net	68,053
Accounts payable	(2,688)
Accrued expenses	(62,311)
Other long-term liabilities	(138,467)
Fair value of net assets acquired	$971,932
The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2016 include the results of operations of the Torrance refinery and related logistics assets subsequent to the Torrance Acquisition whereas the same periods in 2015 do not include the results of operations of such assets. During the period since its acquisition on July 1, 2016, the Torrance refinery contributed revenues of $928,225 and net income of $51,457. On an unaudited pro forma basis, the revenues and net income of the Company assuming the Torrance

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the Torrance Acquisition and interest expense associated with the related financing.

The unaudited amount of revenues and net income above have been calculated after conforming accounting policies of the Torrance refinery and related logistics assets to those of the Company and certain one-time adjustments.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Pro forma revenues	$12,243,582	$12,195,070
Pro forma net income (loss) attributable to PBF Holding LLC	$(60,908)	$115,236
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to the Chalmette Acquisition, the Torrance Acquisition, and other pending and non-consummated acquisitions of $3,912 and $13,622 in the three and nine months ended September 30, 2016, respectively. In the three and nine months ended September 30, 2015, the Company incurred acquisition related costs of $1,555 and $1,704 respectively. These costs are included in the condensed consolidated statements of operations in General and administrative expenses.
3. INVENTORIES
Inventories consisted of the following:

September 30, 2016
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,218,399	$—	$1,218,399
Refined products and blendstocks	976,556	359,297	1,335,853
Warehouse stock and other	87,846	—	87,846
	$2,282,801	$359,297	$2,642,098
Lower of cost or market reserve	(677,448)	(119,055)	(796,503)
Total inventories	$1,605,353	$240,242	$1,845,595

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

December 31, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$1,137,605	$—	$1,137,605
Refined products and blendstocks	687,389	411,357	1,098,746
Warehouse stock and other	55,257	—	55,257
	$1,880,251	$411,357	$2,291,608
Lower of cost or market reserve	(966,564)	(150,772)	(1,117,336)
Total inventories	$913,687	$260,585	$1,174,272

Inventory under inventory supply and intermediation arrangements included certain crude oil stored at the Company’s Delaware City refinery's storage facilities that the Company was obligated to purchase as it was consumed in connection with its Crude Supply Agreement that expired on December 31, 2015; and light finished products sold to counterparties in connection with the A&R Intermediation Agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.
Due to the lower crude oil and refined product pricing environment beginning at the end of 2014 and continuing throughout 2015 and 2016, the Company recorded adjustments to value its inventories to the lower of cost or market. During the three months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $103,990 reflecting the net change in the lower of cost or market inventory reserve from $900,493 at June 30, 2016 to $796,503 at September 30, 2016. During the nine months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $320,833 reflecting the net change in the lower of cost or market inventory reserve from $1,117,336 at December 31, 2015 to $796,503 at September 30, 2016.
During the three months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased both operating income and net income by $208,313 reflecting the net change in the lower of cost or market inventory reserve from $562,944 at June 30, 2015 to $771,257 at September 30, 2015. During the nine months ended September 30, 2015 the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased both operating income and net income by $81,147 reflecting the net change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $771,257 at September 30, 2015.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

4. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	September 30, 2016	December 31, 2015
Deferred turnaround costs, net	$253,823	$177,236
Catalyst, net	106,311	77,725
Linefill	19,485	13,504
Restricted cash	1,500	1,500
Environmental credits	37,811	—
Intangible assets, net	598	219
Other	29,743	20,529
Total deferred charges and other assets, net	$449,271	$290,713

5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
Inventory-related accruals	$845,772	$548,800
Inventory supply and intermediation arrangements	245,983	252,380
Renewable energy credit and emissions obligations	106,366	19,472
Accrued transportation costs	96,479	91,546
Excise and sales tax payable	70,871	34,129
Accrued utilities	39,390	25,192
Accrued interest	31,838	22,313
Accrued salaries and benefits	14,434	61,011
Accrued construction in progress	14,203	7,400
Customer deposits	12,871	20,395
Environmental liabilities	9,525	—
Other	33,756	34,797
Total accrued expenses	$1,521,488	$1,117,435

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. ("J. Aron"). As of September 30, 2016 and December 31, 2015, a liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the A&R Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
The two acquired subsidiaries incurred $348 and $1,512 of current income tax expense for the three and nine months ended September 30, 2016, respectively. For the three months ended September 30, 2016, PBF Holding incurred a current tax expense and deferred tax expense in its income statement of $41 and $1,902, respectively, attributable to PBF Ltd. For the nine months ended September 30, 2016, PBF Holding incurred a current tax benefit and deferred tax expense in its income statement of $38 and $27,813, respectively, attributable to PBF Ltd. During the preparation of the financial statements for the first quarter of 2016, management determined that the deferred income tax liabilities for PBF Ltd. were understated for prior periods. As of and for the three months ended March 31, 2016, the Company incurred $30,602 of deferred tax expense and $121 of current tax expense relating to a correction of prior periods which increased the recorded deferred and current tax liabilities by $30,602 and $121, respectively. This correction of prior periods did not impact the results for the third quarter of 2016.
7. AFFILIATE NOTES PAYABLE
As of September 30, 2016, PBF Holding had outstanding notes payable with PBF Energy and PBF LLC for an aggregate principal amount of $470,165 ($470,047 as of December 31, 2015). The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium.
8. RELATED PARTY TRANSACTIONS
TVPC Contribution
On August 31, 2016, PBF Holding contributed 50% of the issued and outstanding limited liability company interests of TVPC to PBF LLC. PBFX then acquired 50% of the issued and outstanding limited liability company interests of TVPC from PBF LLC pursuant to the TVPC Contribution Agreement. TVPC's assets consist of the Torrance Valley Pipeline. The total consideration paid to PBF LLC was $175,000 in cash, which was funded by PBFX with $20,000 of cash on hand, $76,200 in proceeds from the sale of marketable securities, and $78,800 in net proceeds from the August 2016 PBFX Equity Offering.
PBFX’s wholly-owned subsidiary, PBFX Operating Company LP ("PBFX Op Co"), serves as TVPC's managing member. PBFX, through its ownership of PBFX Op Co, has the sole ability to direct the activities of TVPC that most significantly impact its economic performance. Accordingly, PBFX, and not PBF Holding, is considered to be the primary beneficiary for accounting purposes and as a result PBFX fully consolidates TVPC. Subsequent to the TVPC Contribution, PBF Holding records an investment in equity method investee on its balance sheet for the 50% of TVPC that it owns. PBF Holding's equity investment in TVPC is included in our Non-Guarantor results as this subsidiary is not a guarantor of the Senior Secured Notes as disclosed in "Note 14 - Condensed Consolidating Financial Statements of PBF Holding".

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Commercial Agreements
PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various rail and truck terminaling services, pipeline services and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to the Company. Prior to the PBFX Offering and completion of the subsequent drop-down transactions with PBFX, PBFX's assets, other than the East Coast Terminals (as defined below), were owned, operated and maintained by PBF Holding. Therefore, PBF Holding did not previously pay a fee for the utilization of the facilities.
On April 29, 2016, PBFX closed on the purchase of four refined product terminals located in the greater Philadelphia region (the "East Coast Terminals") from an affiliate of Plains All American Pipeline, L.P. (the "PBFX Plains Asset Purchase"). In connection with the PBFX Plains Asset Purchase, PBFX assumed certain commercial agreements that Plains All American Pipeline, L.P. had previously entered into with PBF Holding and subsequent to the PBFX Plains Asset Purchase on April 29, 2016, PBF Holding entered into additional commercial agreements with PBFX related to the East Coast Terminals. These agreements have initial terms ranging from approximately three months to one year and include:

•
tank lease agreements, under which PBFX provides tank lease services to PBF Holding at the East Coast Terminals, with fees ranging from $0.45 to $0.55 per barrel received into the tank, up to 448,000 barrels, and $0.30 to $0.351 for all additional barrels received in excess of that amount. Additionally, the lease agreements include ancillary fees for tank to tank transfers; and

•
terminaling service agreements, under which PBFX provides terminaling and other services to PBF Holding at the East Coast Terminals, with fees ranging from $0.10 to $1.25 per barrel based on services provided, with additional flat rate fees for certain unloading/loading activities at the terminal.

The tank lease agreements contain minimum requirements for the amount of leased tank capacity contracted by PBF Holding. Additionally, the fees under each commercial agreement are indexed for inflation based on the changes in the U.S Consumer Price Index for All Urban Consumers (the “CPI-U”). Each of these commercial agreements also include automatic renewal options ranging from three months to one year terms, unless written notice is provided by either PBFX or PBF Holding thirty days prior to the end of the previous term.
In connection with the TVPC Contribution Agreement described above, PBF Holding and TVPC entered into a ten-year transportation services agreement (including the services orders thereunder, collectively the “Transportation Services Agreement”) under which PBFX, through TVPC, will provide transportation and storage services to PBF Holding on the Torrance Valley Pipeline in return for throughput fees. The Transportation Services Agreement can be extended by PBF Holding for two additional five-year periods. This agreement includes the following:

•
Transportation Services. The minimum throughput commitment for transportation services on the northern portion of the Torrance Valley Pipeline is approximately 50,000 barrels per day for a fee equal to $0.5625 per barrel of crude throughput up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $0.5625 per barrel. The minimum throughput commitment for the southern portion of the Torrance Valley Pipeline is approximately 70,000 bpd with a fee equal to approximately $1.5625 per barrel and a fee of $0.3125 per barrel for amounts in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $1.5625 per barrel; provided, however, that PBF Holding will receive a credit to PBF Holding’s account for the amount of such shortfall, and such credit will be

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

applied in subsequent monthly invoices against excess throughput fees during any of the succeeding three months; and

•
Storage Services. PBF Holding will pay TVPC $0.85 per barrel fixed rate for the shell capacity of the Midway tank, which rate includes throughput equal to the shell capacity of the tank. PBF Holding will pay $0.85 per barrel fixed rate for each of the Belridge and Emidio storage tanks, which rate includes throughput equal to the shell capacity of each individual storage tank, subject to adjustment. PBF Holding will also pay $0.425 per barrel for throughput in excess of the shell capacity for each storage tank; provided that PBF Holding has a commitment for a minimum incremental throughput in excess of the shell capacity of (A) 715,000 barrels per month for the Belridge Tank (the “Belridge Storage MTC”), and (B) 600,000 barrels per month for the Emidio tank. If, during any month, actual throughput in excess of the shell capacity of all individual storage tanks by PBF Holding is less than the throughput storage minimum commitment, then PBF Holding will pay TVPC an amount equal to the storage rate multiplied by the throughput storage minimum commitment less the actual excess volumes.

TVPC is required to maintain the Torrance Valley Pipeline in a condition and with a capacity sufficient to handle a volume of PBF Holding’s crude at least equal to the current operating capacity or the reserved crude capacity, as the case may be, subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Transportation Services Agreement.
Below is a summary of the commercial agreements entered into during the years ended December 31, 2015 and 2014 with PBFX having initial terms ranging from seven to ten years and corresponding fees for the use of each of the assets (no such agreements were entered into in the nine months ended September 30, 2016 other than in connection with the PBFX Plains Asset Purchase and TVPC Contribution). Each of these commercial agreements contains minimum volume commitments. The fees under each commercial agreement are indexed for inflation and the agreements give PBF Holding the option to renew for two additional five year terms following the expiration of the initial term.

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

•
a pipeline service agreement with PBFX, with an initial term of approximately ten years, under which PBFX, through Delaware Pipeline Company (“DPC”), provides pipeline services to PBF Holding at the Delaware City Products Pipeline (the "Delaware City Pipeline Services Agreement"). Effective July 2016, the throughput fee was decreased to $0.5396 per barrel due to a decrease in the Federal Energy Regulatory Commission tariff; and

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

•
a truck loading service agreement with PBFX, with an initial term of approximately ten years, under which PBFX, through Delaware City Logistics Company LLC (“DCLC”), provides terminaling services to PBF Holding at the Delaware City Truck Rack (the "Delaware City Truck Loading Agreement").

Other Agreements
In addition to the commercial agreements described above, PBF Holding also entered into an omnibus agreement with PBFX, PBF GP and PBF LLC, which addresses the payment of an annual fee for the provision of various general and administrative services, among other matters (as amended from time to time, the "Omnibus Agreement").On August 31, 2016, the Omnibus Agreement was amended and restated which increased the annual fee to $4,000 to include the Torrance Valley Pipeline. PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement with PBFX under which PBFX reimburses PBF Holding for the provision of certain operational services to PBFX in support of its operations, including operational services performed by certain of PBF Holding's field-level employees (as amended from time to time, the "Services Agreement"). On August 31, 2016, the Services Agreement was amended and restated which increased the annual fee to $6,386, to include the Torrance Valley Pipeline.
Summary of Transactions
A summary of revenue and expense transactions with our affiliates is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues under affiliate agreements:
Omnibus Agreement	$1,201	$1,471	$3,460	$3,941
Services Agreement	1,280	1,122	3,523	3,412
Total expenses under commercial agreements	43,842	37,082	118,356	104,796
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $11,198 recorded as of September 30, 2016 ($10,367 as of December 31, 2015) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of September 30, 2016 and December 31, 2015, this liability is self-guaranteed by the Company.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $146,300 as of September 30, 2016, related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflects the current estimated cost of the remediation obligations. The Company expects to make aggregate payments for this liability of $31,402 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery. Specifically, the Company assumed responsibility for (i) a Notice of Violation issued on March 12, 2015 by the Southern California Air Quality Management District (“SCAQMD”) relating to self-reported Title V deviations for the Torrance Refinery for compliance year 2012, (ii) a Notice of Violation issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2013, (iii) a Notice of Violation issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2014 and (iv) a Notice of Violation issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2015. No settlement or penalty demand have been received to date with respect to these Notices. It is possible that SCAQMD will assess penalties in these matters in excess of $100 but any such amount is not expected to be material to the Company, individually or in the aggregate.
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. Most of the Northeastern states will now require heating oil with 15 PPM or less sulfur by July 1, 2018 (except for Pennsylvania and Maryland - 500 ppm sulfur required). All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.
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
The EPA was required to release the final annual standards for the Renewable Fuels Standard (“RFS”) for 2014 no later than November 29, 2013 and for 2015 no later than November 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. The EPA published the final 2014-2016 Renewable standards late in 2015. The EPA essentially set the standards for 2014 and 2015 at the estimated actual renewable fuel used in each year given they were for the most part regulating activities that had already occurred. In setting the 2016 standards the EPA recognized the E10 blend wall and used

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

the general waiver authority to set the 2016 renewable fuel requirement lower than the original requirements stated in the Energy Independence Security Act (“EISA”). These new standards are being challenged by both renewable fuel producers and obligated parties in legal actions. The courts are attempting to consolidate some of these challenges. It appears unlikely the courts will be able resolve these issues before EPA releases the final 2017 standards late in 2016 assuming they stay on schedule. The EPA did propose the 2017 standards in May of 2016 and raised the requirements above the 2016 standards. Estimated 2016 production for the two categories are less than half of what will be needed to satisfy the proposed requirements in 2017. It is not clear that renewable fuel producers will be able to produce the volumes of these fuels required for blending in 2017. There are alternative options that could be used to satisfy these demands but using them will draw down available supply of excess RINs sometimes referred to as the “RIN bank” and will tighten the RIN market potentially raising RIN prices further. Industry organizations have pointed out the issues with the proposal to the EPA in commenting on the proposed standards. The EPA is continuing to receive comments on the new proposal and is targeting to release the final rule by the end of November 2016 as required. The Company is currently evaluating the final standards and they may have a material impact on the Company's cost of compliance with RFS 2.
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
In connection with the closing of the Torrance Acquisition, the Company became subject to greenhouse gas emission control regulations in the state of California to comply with Assembly Bill 32 (“AB 32”). AB 32 created a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard (“LCFS”) and Cap and Trade. The Company is responsible for the AB 32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB 32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030.
However, subsequent to the acquisition, the Company is recovering the majority of these costs from its customers, and as such does not expect this obligation to materially impact the Company’s financial position, results of operations, or cash flows. To the degree there are unfavorable changes to AB 32 or SB 32 regulations or the Company is unable to recover such compliance costs from customers, these regulations could have a material adverse effect on our financial position, results of operations, and liquidity.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. In late 2015, the Environmental Protection Agency (“EPA”) initiated enforcement proceedings against companies it believes produced invalid RINs. On October 13, 2016, the Company and its subsidiaries including, Toledo Refining Company LLC and Delaware City Refining Company LLC were notified by the EPA that its records indicated that these entities used potentially invalid RINs.  The EPA directed each of the subsidiaries to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code.  The Company is in the process of identifying whether any of those RINs are invalid and assessing how the invalid RINs will be replaced, including seeking indemnification from the

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

counterparty who supplied the potentially invalid RINS. While we do not know what actions the EPA will take, or penalties it will impose with respect to these identified RINs or any other RINs we have purchased that the EPA may identify as being invalid, at this time, we do not expect any such action or penalties would have a material effect on our financial condition, results of operations or cash flows.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

occur, in which case all obligations under the Tax Receivable Agreement will generally be accelerated and due as calculated under certain assumptions.
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or the Company. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 95.2% interest in PBF LLC as of September 30, 2016 (95.1% as of December 31, 2015). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
10. EMPLOYEE BENEFIT PLANS
In August 2016 the Company amended the PBF Energy Pension Plan and the Post Retirement Medical Plan to, among other things, incorporate into the plan all employees who became employed at the Company's California locations on July 1, 2016, in connection with the Torrance Acquisition. The amendments to the plan were effective as of July 1, 2016. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$10,064	$5,790	$24,743	$17,369
Interest cost	772	710	2,323	2,126
Expected return on plan assets	(1,234)	(830)	(3,447)	(2,489)
Amortization of prior service costs	13	13	39	39
Amortization of loss	328	311	716	933
Net periodic benefit cost	$9,943	$5,994	$24,374	$17,978

	Three Months Ended September 30,		Nine Months Ended September 30,
Post Retirement Medical Plan	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$304	$243	$743	$731
Interest cost	131	134	398	403
Amortization of prior service costs	161	76	379	228
Amortization of loss	—	—	—	—
Net periodic benefit cost	$596	$453	$1,520	$1,362

11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2016 and December 31, 2015.
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
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

contracts except in the event of default. We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

	As of September 30, 2016
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$307,508	$—	$—	$307,508	N/A	$307,508
Commodity contracts	24,086	10,440	382	34,908	(30,065)	4,843
Derivatives included with inventory intermediation agreement obligations	—	6,194	—	6,194	—	6,194
Liabilities:
Commodity contracts	26,618	3,447	—	30,065	(30,065)	—
Catalyst lease obligations	—	44,286	—	44,286	—	44,286

	As of December 31, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$631,280	$—	$—	$631,280	N/A	$631,280
Commodity contracts	63,810	31,256	3,543	98,609	(52,482)	46,127
Derivatives included with inventory intermediation agreement obligations	—	35,511	—	35,511	—	35,511
Liabilities:
Commodity contracts	49,960	2,522	—	52,482	(52,482)	—
Catalyst lease obligations	—	31,802	—	31,802	—	31,802
The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2016 and December 31, 2015, $9,773 and $9,325, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$493	$1,905	$3,543	$1,521
Purchases	—	—	—	—
Settlements	(90)	(1,238)	(1,093)	(12,549)
Unrealized (loss) gain included in earnings	(21)	(852)	(2,068)	10,843
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$382	$(185)	$382	$(185)

There were no transfers between levels during the three and nine months ended September 30, 2016 and 2015, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes due 2020 (a)	$670,551	$697,649	$669,644	$706,246
Revolving Loan (b)	550,000	550,000	—	—
Senior Secured Notes due 2023 (a)	500,000	475,031	500,000	492,452
Rail Facility (b)	56,035	56,035	67,491	67,491
Catalyst leases (c)	44,286	44,286	31,802	31,802
	1,820,872	1,823,001	1,268,937	1,297,991
Less - Current maturities	—	—	—	—
Less - Unamortized deferred financing costs	26,505	n/a	32,217	n/a
Long-term debt	$1,794,367	$1,823,001	$1,236,720	$1,297,991

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
As of September 30, 2016, there were no barrels of crude oil and feedstocks (no barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2015) outstanding under these derivative instruments not designated as hedges. As of September 30, 2016, there were 3,284,395 barrels of intermediates and refined products (3,776,011 barrels at December 31, 2015) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2015) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2016, there were 22,482,500 barrels of crude oil and 8,927,000 barrels of refined products (39,577,000 and 4,599,136, respectively, as of December 31, 2015), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of September 30, 2016 and December 31, 2015 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
September 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,194
December 31, 2015:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$35,511

Derivatives not designated as hedging instruments:
September 30, 2016:
Commodity contracts	Accounts receivable	$4,843
December 31, 2015:
Commodity contracts	Accounts receivable	$46,127

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table provides information about the gain or loss recognized in income on these derivative instruments and the line items in the condensed consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended September 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(3,145)
For the three months ended September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$1,409
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$34,424
For the nine months ended September 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(29,317)
For the nine months ended September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(3,220)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(50,150)

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2016:
Commodity contracts	Cost of sales	$(15,559)
For the three months ended September 30, 2015:
Commodity contracts	Cost of sales	$31,017
For the nine months ended September 30, 2016:
Commodity contracts	Cost of sales	$(54,646)
For the nine months ended September 30, 2015:
Commodity contracts	Cost of sales	$(14,080)

Hedged items designated in fair value hedges:
For the three months ended September 30, 2016:
Intermediate and refined product inventory	Cost of sales	$3,145
For the three months ended September 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$(1,409)
Intermediate and refined product inventory	Cost of sales	$(34,424)
For the nine months ended September 30, 2016:
Intermediate and refined product inventory	Cost of sales	$29,317
For the nine months ended September 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$3,220
Intermediate and refined product inventory	Cost of sales	$50,150
The Company had no ineffectiveness related to the Company's fair value hedges for the three and nine months ended September 30, 2016 and 2015.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. SUBSEQUENT EVENTS
Catalyst Leases
On October 18, 2016, the Company entered into two precious metals leases covering the platinum and palladium catalyst used at its Delaware City refinery. Each lease has a term of three years and will replace two existing precious metals leases that expired on October 21, 2016. The platinum catalyst lease has a fixed interest rate of 1.95% per annum (360 day basis) and annual lease payments of $210. The palladium catalyst lease has a fixed interest rate of 2.05%% per annum (360 day basis) and annual lease payments of $30.
On November 4, 2016, the Company entered into a new precious metals lease covering the platinum catalyst used at its Chalmette refinery.  The Chalmette catalyst lease has a term of three years, a fixed interest rate of 2.20% per annum (360 day basis), and quarterly lease payments of $43.
Distributions
On October 28, 2016, PBF Energy, PBF Holding's indirect parent, declared a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on November 22, 2016 to PBF Energy Class A common stockholders of record at the close of business on November 8, 2016. PBF Holding intends to make a distribution of approximately $30,839 to PBF LLC, which in turn will make pro-rata distributions to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
As of September 30, 2016, PBF Services Company, Delaware City Refining Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC, Chalmette Refining, L.L.C., PBF Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the Senior Secured Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as "Issuer." The indentures dated February 9, 2012 and November 24, 2015, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as "Guarantor Subsidiaries." PBF Energy Limited, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, TVPC Holding Company LLC ("TVP Holding"), Torrance Basin Pipeline Company LLC and Torrance Pipeline Company LLC are consolidated subsidiaries of the Company that are not guarantors of the Senior Secured Notes. Additionally, our 50% equity investment in Torrance Valley Pipeline Company, held by TVP Holding is included in our Non-Guarantor financial position and results of operations and cash flows as TVP Holding is not a guarantor of the Senior Secured Notes.
The Senior Secured Notes were co-issued by PBF Finance. For purposes of the following footnote, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.
The following supplemental combining and condensed consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. For purposes of the following combining and consolidating information, the Issuer’s investment in its subsidiaries and the Guarantor subsidiaries' investments in their subsidiaries are accounted for under the equity method of accounting.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	September 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$456,179	$20,531	$44,534	$(1,869)	$519,375
Accounts receivable	636,625	7,362	5,670	—	649,657
Accounts receivable - affiliate	21	—	3,020	—	3,041
Inventories	1,640,072	—	205,523	—	1,845,595
Prepaid expense and other current assets	30,573	22,026	2,491	—	55,090
Due from related parties	23,111,940	21,567,312	4,215,051	(48,894,303)	—
Total current assets	25,875,410	21,617,231	4,476,289	(48,896,172)	3,072,758

Property, plant and equipment, net	34,647	2,303,359	321,377	—	2,659,383
Investment in subsidiaries	1,072,153	605,169	—	(1,677,322)	—
Investment in equity method investee	—	—	176,267	—	176,267
Deferred charges and other assets, net	31,696	416,062	1,513	—	449,271
Total assets	$27,013,906	$24,941,821	$4,975,446	$(50,573,494)	$6,357,679

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$234,062	$133,195	$2,441	$(1,869)	$367,829
Accounts payable - affiliate	31,746	—	—	—	31,746
Accrued expenses	1,240,409	160,036	121,043	—	1,521,488
Deferred tax liabilities	—	—	27,989	—	27,989
Deferred revenue	10,602	—	1,470	—	12,072
Due to related parties	21,414,670	23,247,282	4,232,351	(48,894,303)	—
Total current liabilities	22,931,489	23,540,513	4,385,294	(48,896,172)	1,961,124

Delaware Economic Development Authority loan	—	4,000	—	—	4,000
Long-term debt	1,694,390	44,219	55,758	—	1,794,367
Affiliate notes payable	470,165	—	—	—	470,165
Deferred tax liabilities	—	—	25,721	—	25,721
Other long-term liabilities	29,195	176,821	7,619	—	213,635
Total liabilities	25,125,239	23,765,553	4,474,392	(48,896,172)	4,469,012

Commitments and contingencies

Equity:
Member's equity	1,494,477	1,733,830	433,421	(2,167,251)	1,494,477
Retained earnings (accumulated deficit)	404,777	(562,045)	67,633	494,412	404,777
Accumulated other comprehensive (loss) income	(23,307)	(8,237)	—	8,237	(23,307)
Total PBF Holding Company LLC equity	1,875,947	1,163,548	501,054	(1,664,602)	1,875,947
Noncontrolling interest	12,720	12,720	—	(12,720)	12,720
Total equity	1,888,667	1,176,268	501,054	(1,677,322)	1,888,667
Total liabilities and equity	$27,013,906	$24,941,821	$4,975,446	$(50,573,494)	$6,357,679

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$882,820	$6,236	$28,968	$(3,275)	$914,749
Accounts receivable	430,809	11,057	12,893	—	454,759
Accounts receivable - affiliate	917	2,521	—	—	3,438
Inventories	608,646	363,151	202,475	—	1,174,272
Prepaid expense and other current assets	24,243	9,074	384	—	33,701
Due from related parties	20,236,649	20,547,503	3,262,382	(44,046,534)	—
Total current assets	22,184,084	20,939,542	3,507,102	(44,049,809)	2,580,919

Property, plant and equipment, net	25,240	1,960,066	225,784	—	2,211,090
Investment in subsidiaries	1,740,111	143,349	—	(1,883,460)	—
Investment in equity method investee	—	—	—	—	—
Deferred charges and other assets, net	23,973	265,240	1,500	—	290,713
Due from related party - long term	—	—	20,577	(20,577)	—
Total assets	$23,973,408	$23,308,197	$3,754,963	$(45,953,846)	$5,082,722

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$196,988	$113,564	$7,566	$(3,275)	$314,843
Accounts Payable - affiliate	23,949	—	—	—	23,949
Accrued expenses	503,179	495,842	118,414	—	1,117,435
Deferred revenue	4,043	—	—	—	4,043
Due to related parties	19,787,807	21,026,310	3,232,417	(44,046,534)	—
Total current liabilities	20,515,966	21,635,716	3,358,397	(44,049,809)	1,460,270

Delaware Economic Development Authority loan	—	4,000	—	—	4,000
Long-term debt	1,137,980	31,717	67,023	—	1,236,720
Affiliate notes payable	470,047	—	—	—	470,047
Deferred tax liability	—	—	20,577	—	20,577
Other long-term liabilities	28,131	41,693	—	—	69,824
Due to related party - long term	—	20,577	—	(20,577)	—
Total liabilities	22,152,124	21,733,703	3,445,997	(44,070,386)	3,261,438

Commitments and contingencies

Equity:
Member's equity	1,479,175	1,062,717	182,696	(1,245,413)	1,479,175
Retained earnings (accumulated deficit)	349,654	502,788	126,270	(629,058)	349,654
Accumulated other comprehensive (loss) income	(24,770)	(8,236)	—	8,236	(24,770)
Total PBF Holding Company LLC equity	1,804,059	1,557,269	308,966	(1,866,235)	1,804,059
Noncontrolling interest	17,225	17,225	—	(17,225)	17,225
Total equity	1,821,284	1,574,494	308,966	(1,883,460)	1,821,284
Total liabilities and equity	$23,973,408	$23,308,197	$3,754,963	$(45,953,846)	$5,082,722

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$4,488,925	$441,554	$345,215	$(767,081)	$4,508,613

Costs and expenses
Cost of sales, excluding depreciation	3,914,018	428,587	328,734	(767,081)	3,904,258
Operating expenses, excluding depreciation	25	385,761	18,259	—	404,045
General and administrative expenses	34,820	4,312	780	—	39,912
Equity (income) loss in investee	—	—	(1,621)	—	(1,621)
Loss (gain) on sale of assets	2,418	73	5,668	—	8,159
Depreciation and amortization expense	1,341	47,472	3,865	—	52,678
	3,952,622	866,205	355,685	(767,081)	4,407,431

Income (loss) from operations	536,303	(424,651)	(10,470)	—	101,182

Other income (expense)
Equity in (loss) earnings of subsidiaries	(438,249)	—	—	438,249	—
Change in fair value of catalyst lease	—	77	—	—	77
Interest expense, net	(32,982)	(447)	(467)	—	(33,896)
Net income (loss) before income taxes	65,072	(425,021)	(10,937)	438,249	67,363
Income tax (benefit) expense	—	—	2,291	—	2,291
Net income (loss)	65,072	(425,021)	(13,228)	438,249	65,072
Less: net income (loss) attributable to noncontrolling interest	45	45	—	(45)	45
Net income (loss) attributable to PBF Holding Company LLC	$65,027	$(425,066)	$(13,228)	$438,294	$65,027

Comprehensive income (loss) attributable to PBF Holding Company LLC	$65,453	$(425,066)	$(13,228)	$438,294	$65,453

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$3,215,163	$132,000	$422,306	$(551,829)	$3,217,640

Costs and expenses
Cost of sales, excluding depreciation	2,843,303	176,823	390,112	(551,829)	2,858,409
Operating expenses, excluding depreciation	(95)	200,384	(275)	—	200,014
General and administrative expenses	40,002	6,827	973	—	47,802
Equity (income) loss in investee	—	—	—	—	—
Gain on sale of assets	(70)	1	(73)	—	(142)
Depreciation and amortization expense	2,117	43,820	547	—	46,484
	2,885,257	427,855	391,284	(551,829)	3,152,567

Income (loss) from operations	329,906	(295,855)	31,022	—	65,073

Other income (expense)
Equity in (loss) earnings of subsidiaries	(262,000)	—	—	262,000	—
Change in fair value of catalyst lease	—	4,994	—	—	4,994
Interest expense, net	(19,727)	(1,277)	(884)	—	(21,888)
Net income (loss) before income taxes	48,179	(292,138)	30,138	262,000	48,179
Income taxes expense	—	—	—	—	—
Net income (loss)	48,179	(292,138)	30,138	262,000	48,179
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to PBF Holding Company LLC	$48,179	$(292,138)	$30,138	$262,000	$48,179

Comprehensive income (loss) attributable to PBF Holding Company LLC	$48,698	$(292,138)	$30,138	$262,000	$48,698

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$11,119,301	$586,336	$1,005,656	$(1,546,722)	$11,164,571

Costs and expenses
Cost of sales, excluding depreciation	9,653,945	532,040	995,726	(1,546,722)	9,634,989
Operating expenses, excluding depreciation	(375)	948,403	24,195	—	972,223
General and administrative expenses	92,126	20,372	(1,226)	—	111,272
Equity (income) loss in investee	—	—	(1,621)	—	(1,621)
Loss on sale of assets	2,418	97	8,866	—	11,381
Depreciation and amortization expense	4,417	143,994	7,479	—	155,890
	9,752,531	1,644,906	1,033,419	(1,546,722)	10,884,134

Income (loss) from operations	1,366,770	(1,058,570)	(27,763)	—	280,437

Other income (expense)
Equity in (loss) earnings of subsidiaries	(1,123,054)	—	—	1,123,054	—
Change in fair value of catalyst lease	—	(4,556)	—	—	(4,556)
Interest expense, net	(95,568)	(1,289)	(1,589)	—	(98,446)
Net income (loss) before income taxes	148,148	(1,064,415)	(29,352)	1,123,054	177,435
Income taxes expense	—	—	29,287	—	29,287
Net income (loss)	148,148	(1,064,415)	(58,639)	1,123,054	148,148
Less: net income attributable to noncontrolling interest	438	438	—	(438)	438
Net income (loss) attributable to PBF Holding Company LLC	$147,710	$(1,064,853)	$(58,639)	$1,123,492	$147,710

Comprehensive income (loss) attributable to PBF Holding Company LLC	$149,173	$(1,064,853)	$(58,639)	$1,123,492	$149,173

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$9,737,169	$668,576	$1,250,957	$(1,893,262)	$9,763,440

Costs and expenses
Cost of sales, excluding depreciation	8,370,720	749,706	1,187,259	(1,893,262)	8,414,423
Operating expenses, excluding depreciation	(3,814)	629,846	(490)	—	625,542
General and administrative expenses	98,330	15,987	1,798	—	116,115
Equity (income) loss in investee	—	—	—	—	—
Gain on sale of assets	(251)	(232)	(650)	—	(1,133)
Depreciation and amortization expense	7,664	130,496	1,597	—	139,757
	8,472,649	1,525,803	1,189,514	(1,893,262)	9,294,704

Income (loss) from operations	1,264,520	(857,227)	61,443	—	468,736

Other income (expense)
Equity in earnings (loss) of subsidiaries	(793,606)	—	—	793,606	—
Change in fair value of catalyst lease	—	8,982	—	—	8,982
Interest expense, net	(59,111)	(4,342)	(2,462)	—	(65,915)
Net income (loss) before income taxes	411,803	(852,587)	58,981	793,606	411,803
Income taxes expense	—	—	—	—	—
Net income (loss)	411,803	(852,587)	58,981	793,606	411,803
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to PBF Holding Company LLC	$411,803	$(852,587)	$58,981	$793,606	$411,803

Comprehensive income (loss) attributable to PBF Holding Company LLC	$413,118	$(852,587)	$58,981	$793,606	$413,118

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$148,148	$(1,064,415)	$(58,639)	$1,123,054	$148,148
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	10,828	144,011	7,726	—	162,565
Stock-based compensation	—	12,658	—	—	12,658
Change in fair value of catalyst lease obligations	—	4,556	—	—	4,556
Deferred income taxes	—	—	27,813	—	27,813
Change in non-cash lower of cost or market inventory adjustment	(320,833)	—	—	—	(320,833)
Non-cash change in inventory repurchase obligations	29,317	—	—	—	29,317
Pension and other post retirement benefit costs	5,249	20,645	—	—	25,894
Loss (gain) on sale of assets	2,418	97	8,866	—	11,381
Equity in earnings of subsidiaries	1,123,054	—	—	(1,123,054)	—
Equity (income) loss in investee	—	—	(1,621)	—	(1,621)
Changes in current assets and current liabilities:
Accounts receivable	(205,816)	3,695	7,223	—	(194,898)
Due to/from affiliates	(1,624,741)	1,588,690	44,245	—	8,194
Inventories	56,792	—	(2,740)	—	54,052
Prepaid expenses and other current assets	(6,330)	(11,768)	(2,105)	—	(20,203)
Accounts payable	37,074	16,943	(5,126)	1,406	50,297
Accrued expenses	661,974	(353,030)	(897)	—	308,047
Deferred revenue	6,559	—	1,470	—	8,029
Other assets and liabilities	(7,573)	(14,210)	(97)	—	(21,880)
Net cash (used in) provided by operating activities	(83,880)	347,872	26,118	1,406	291,516

Cash flows from investing activities:
Acquisition of Torrance refinery and related logistics assets	(971,932)	—	—	—	(971,932)
Expenditures for property, plant and equipment	(16,244)	(172,174)	675	—	(187,743)
Expenditures for deferred turnaround costs	—	(138,936)	—	—	(138,936)
Expenditures for other assets	—	(27,735)	—	—	(27,735)
Investment in subsidiaries	12,800	—	—	(12,800)	—
Chalmette Acquisition working capital settlement	—	(2,659)	—	—	(2,659)
Proceeds from sale of assets	—	—	13,030	—	13,030
Net cash provided by (used in) investing activities	(975,376)	(341,504)	13,705	(12,800)	(1,315,975)

Cash flows from financing activities:
Proceeds from catalyst lease	—	7,927	—	—	7,927
Contributions from PBF LLC related to TVPC	175,000	—	—	—	175,000
Distribution to Parent	—	—	(12,800)	12,800	—
Distribution to members	(92,503)	—	—	—	(92,503)
Proceeds from affiliate notes payable	635	—	—	—	635
Repayments of affiliate notes payable	(517)	—	—	—	(517)
Proceeds from revolver borrowings	550,000	—	—	—	550,000
Repayments of Rail Facility revolver borrowings	—	—	(11,457)	—	(11,457)
Net cash provided by (used in) financing activities	632,615	7,927	(24,257)	12,800	629,085

Net increase in cash and cash equivalents	(426,641)	14,295	15,566	1,406	(395,374)
Cash and cash equivalents, beginning of period	882,820	6,236	28,968	(3,275)	914,749
Cash and cash equivalents, end of period	$456,179	$20,531	$44,534	$(1,869)	$519,375

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$411,803	$(852,587)	$58,981	$793,606	$411,803
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	13,085	130,513	2,377	—	145,975
Stock-based compensation	—	6,329	—	—	6,329
Change in fair value of catalyst lease obligations	—	(8,982)	—	—	(8,982)
Non-cash change in inventory repurchase obligations	—	53,370	—	—	53,370
Change in non-cash lower of cost of market inventory adjustment	(2,091)	83,238	—	—	81,147
Pension and other post retirement benefit costs	5,769	13,571	—	—	19,340
Equity income in investee	—	—	—	—	—
Gain on sale of assets	(251)	(232)	(650)	—	(1,133)
Equity in earnings of subsidiaries	793,606	—	—	(793,606)	—
Changes in current assets and current liabilities:
Accounts receivable	149,427	7,589	(1,371)	—	155,645
Due to/from affiliates	(729,595)	818,461	(76,300)	—	12,566
Inventories	(34,187)	(54,258)	(22,385)	—	(110,830)
Prepaid expenses and other current assets	(17,976)	(5,019)	—	—	(22,995)
Accounts payable	(113,856)	(654)	(8,404)	166	(122,748)
Accrued expenses	(206,906)	(27,197)	(108,678)	—	(342,781)
Deferred revenue	2,947	—	—	—	2,947
Other assets and liabilities	(3,430)	(18,276)	(178)	—	(21,884)
Net cash provided by (used in) operating activities	268,345	145,866	(156,608)	166	257,769

Cash flows from investing activities:
Expenditures for property, plant and equipment	(188,364)	(99,567)	—	—	(287,931)
Expenditures for refinery turnarounds costs	—	(39,725)	—	—	(39,725)
Expenditures for other assets	—	(7,275)	—	—	(7,275)
Investment in subsidiaries	5,000	—	—	(5,000)	—
Proceeds from sale of assets	60,902	—	107,368	—	168,270
Net cash provided by (used in) investing activities	(122,462)	(146,567)	107,368	(5,000)	(166,661)

Cash flows from financing activities:
Proceeds from members' capital contributions	—	—	5,000	(5,000)	—
Distributions to Parent	—	—	(10,000)	10,000	—
Proceeds from affiliate notes payable	29,773	—	—	—	29,773
Proceeds from Rail Facility revolver borrowings	—	—	102,075	—	102,075
Repayments of Rail Facility revolver borrowing	—	—	(71,938)	—	(71,938)
Net cash provided by financing activities	29,773	—	25,137	5,000	59,910

Net increase (decrease) in cash and cash equivalents	175,656	(701)	(24,103)	166	151,018
Cash and cash equivalents, beginning of period	185,381	704	34,334	(2,016)	218,403
Cash and cash equivalents, end of period	$361,037	$3	$10,231	$(1,850)	$369,421

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of September 30, 2016, we own and operate five domestic oil refineries and related assets, which we acquired in 2010, 2011, 2015 and 2016. As of September 30, 2016, our refineries have a combined processing capacity, known as throughput, of approximately 900,000 barrels per day ("bpd"), and a weighted-average Nelson Complexity Index of 12.2. The Company's oil refineries are aggregated into one reportable segment.
Our five refineries are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey, New Orleans, Louisiana and Torrance, California. Our Mid-Continent refinery at Toledo processes light, sweet crude and has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s West Texas Intermediate ("WTI") based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have the flexibility to receive crude and feedstock via both water and rail. We have expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013. The Delaware City rail unloading facility, which was transferred to our affiliate, PBF Logistics LP ("PBFX" or the "Partnership"), in 2014, allows our East Coast refineries the flexibility to source WTI-based crudes from Western Canada and the Mid-Continent, when doing so provides cost advantages versus traditional Brent-based international crudes. We believe this sourcing optionality can be a beneficial component to the profitability of our East Coast refining system in certain crude pricing environments. The Chalmette refinery, located outside of New Orleans, Louisiana, is a 189,000 bpd, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil. The facility is strategically positioned on the Gulf Coast with strong logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products. The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 barrel per day, delayed-coking refinery with a Nelson Complexity of 14.9. The Torrance refinery provides the Company with a broader more diversified asset base and increases the Company's combined crude oil throughput capacity to approximately 900,000 bpd. The Torrance refinery also provides the Company with a presence in the attractive PADD 5 market.
PBF Holding is a wholly-owned subsidiary of PBF LLC and an indirect subsidiary of PBF Energy. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is the parent company for PBF LLC's refinery operating subsidiaries.

On May 14, 2014, PBFX completed its initial public offering ("the PBFX Offering") of 15,812,500 common units. Subsequent to the PBFX Offering, PBF Holding and PBF LLC entered into a series of drop-down transaction with PBFX. PBF Holding distributed to PBF LLC, who subsequently contributed to PBFX, all of the issued and outstanding limited liability interests in certain of its wholly-owned companies, whose assets include a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “Delaware City Rail Terminal”), a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”), a heavy crude oil rail unloading facility (also, capable of unloading light crude oil) at the Delaware City refinery (which we refer to as the "DCR West Rack"), and a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (which we refer to as the "Toledo Storage Facility"). On May 14, 2015, PBF Holding distributed to PBF LLC, which subsequently contributed to PBFX all of the issued and outstanding limited liability interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of a product pipeline, truck rack and related facilities located at our Delaware City refinery (collectively referred to as the “Delaware City Products Pipeline and Truck Rack”). In addition, on August 31, 2016, PBF Holding distributed to PBF LLC, which subsequently contributed to PBFX, 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”), whose assets consist of the San Joaquin Valley Pipeline Stystem.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance and financial condition.
Torrance Acquisition
On July 1, 2016, the Company acquired from ExxonMobil Oil Corporation (“ExxonMobil”) and its subsidiary, Mobil Pacific Pipeline Company (together, the “Torrance Sellers”), the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”). The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 barrel per day, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition further increased the Company's total throughput capacity to approximately 900,000 bpd.
In addition to refining assets, the Torrance Acquisition includes a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a 189-mile crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction are several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport. The Torrance refinery also has crude and product storage facilities with approximately 8.6 million barrels of shell capacity.
The purchase price for the assets was $521.4 million, plus working capital of $450.6 million. The purchase price and fair value allocation may be subject to adjustment pending completion of the final valuation which was in process as of September 30, 2016. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand including proceeds from PBF Energy's October 2015 equity offering and borrowings under the Company’s Revolving Loan.
TVPC Contribution Agreement
On August 31, 2016, PBFX entered into a contribution agreement (the "TVPC Contribution Agreement") between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBF Holding distributed to PBF

LLC and PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”), whose assets consist of the 189 mile San Joaquin Valley Pipeline system, including the M55, M1 and M70 Pipeline System, including 11 pipeline stations with storage capability and truck unloading capability at two of the stations (collectively, the “Torrance Valley Pipeline”). The total consideration paid to PBF LLC was $175.0 million, which was funded by PBFX with $20.0 million of cash on hand, $76.2 million in proceeds from the sale of marketable securities, and $78.8 million in net proceeds from the PBFX equity offering completed in August 2016.
PBFX Operating Company LP ("PBFX Op Co"), PBFX’s wholly-owned subsidiary, serves as TVPC's managing member. PBFX, through its ownership of PBFX Op Co, has the sole ability to direct the activities of TVPC that most significantly impact its economic performance. PBFX is also considered to be the primary beneficiary for accounting purposes, and as a result fully consolidates the net assets and results of operations of TVPC, with the 50% of TVPC it does not own recorded as noncontrolling interests and net income attributable to noncontrolling interests. Accordingly, PBF Holding deconsolidated TVPC and has recognized an equity investment in TVPC for its 50% noncontrolling interest.
Agreements with PBFX
PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various rail and truck terminaling services, pipeline services, and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes and storage capacity. The fees under each of these agreements are indexed for inflation and any increase in operating costs for providing such services to PBF Holding. Prior to the PBFX Offering and subsequent drop-down transactions with PBFX, the DCR Rail Terminal, Toledo Truck Terminal, the DCR West Rack and the Toledo Storage Facility were owned, operated and maintained by PBF Holding's subsidiaries. The Delaware City Products Pipeline and Truck Rack was owned, operated and maintained by PBF Holding's subsidiaries until May 15, 2015. TVPC was owned and operated by PBF Holding's subsidiaries from the closing of the Torrance Acquisition on July 1, 2016 until the closing of the TVPC Contribution Agreement on August 31, 2016. PBF Holding did not previously pay a fee for the utilization of these facilities prior to their acquisition by PBFX. Finally, PBFX completed the acquisition of the East Coast Terminals (as defined below) on April 29, 2016. Below is a summary of the agreements for the use of each of the assets.
Commercial Agreements with PBFX
East Coast Terminals
On April 29, 2016, PBFX closed on the purchase of four refined product terminals located in the greater Philadelphia region (the "East Coast Terminals") from an affiliate of Plains All American Pipeline, L.P.. PBF Holding has entered into commercial agreements related to the East Coast Terminals. These agreements have initial terms ranging from approximately three months to one year and include:
•tank lease agreements, under which PBFX provides tank lease services to PBF Holding at the East Coast Terminals, with fees ranging from $0.45 to $0.55 per barrel received into the tank, up to 448,000 barrels, and $0.30 to $0.351 for all additional barrels received in excess of that amount. Additionally, the lease agreements include ancillary fees for tank to tank transfers; and
•terminaling service agreements, under which PBFX provides terminaling and other services to PBF Holding at the East Coast Terminals, with fees ranging from $0.10 to $1.25 per barrel based on services provided, with additional flat rate fees for certain unloading/loading activities at the terminal.
The tank lease agreements contain minimum requirements for the amount of leased tank capacity contracted by PBF Holding. Additionally, the fees under each commercial agreement are indexed for inflation based on the changes in the U.S Consumer Price Index for All Urban Consumers (the “CPI-U”). Each of these commercial agreements also include automatic renewal options ranging from 3 months to 1 year terms, unless written notice is provide by either PBFX or PBF Holding 30 days prior to the end of the previous term.
TVPC
In connection with the TVPC Contribution Agreement described above, PBF Holding and TVPC entered into a ten-year transportation services agreement (including the services orders thereunder, collectively the “Transportation Services Agreement”) under which PBFX, through TVPC, will provide transportation and storage services to PBF Holding on the Torrance Valley Pipeline in return for throughput fees. The Transportation Services

Agreement can be extended by PBF Holding for two additional five-year periods. This agreement includes the following:

•
Transportation Services. The minimum throughput commitment for transportation services on the northern portion of the Torrance Valley Pipeline is approximately 50,000 barrels per day for a fee equal to $0.5625 per barrel of crude throughput up to the minimum throughput commitment and in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $0.5625 per barrel. The minimum throughput commitment for the southern portion of the Torrance Valley Pipeline is approximately 70,000 bpd with a fee equal to approximately $1.5625 per barrel and a fee of $0.3125 per barrel for amounts in excess of the minimum throughput commitment. If PBF Holding does not throughput the aggregate amounts equal to the minimum throughput commitment described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall volume multiplied by the fee of $1.5625 per barrel; provided, however, that PBF Holding will receive a credit to PBF Holding’s account for the amount of such shortfall, and such credit will be applied in subsequent monthly invoices against excess throughput fees during any of the succeeding three (3) months; and

•
Storage Services. PBF Holding will pay TVPC $0.85 per barrel fixed rate for the shell capacity of the Midway tank, which rate includes throughput equal to the shell capacity of the tank. PBF Holding or its designee will pay $0.85 per barrel fixed rate for each of the Belridge and Emidio storage tanks (together, the “Throughput Storage Tanks”), which rate includes throughput equal to the shell capacity of each individual Throughput Storage Tank, subject to adjustment. PBF Holding will also pay $0.425 per barrel for throughput in excess of the shell capacity (the “Excess Storage Throughput Rate”) for each Throughput Storage Tank; provided that PBF Holding has a commitment for a minimum incremental throughput in excess of the shell capacity of (A) 715,000 barrels per month for the Belridge Tank (the “Belridge Storage MTC”), and (B) 600,000 barrels per month for the Emidio tank (the “Emidio Storage MTC” and together with the Belridge Storage MTC, the “Throughput Storage MTC”). If, during any month, actual throughput in excess of the shell capacity of all Throughput Storage Tanks by PBF Holding or its designee (the “Actual Excess Volumes”) is less than the Throughput Storage MTC, then PBF Holding will pay TVPC an amount equal to the Excess Storage Throughput Rate multiplied by the Throughput Storage MTC less the Actual Excess Volumes.

TVPC is required to maintain the Torrance Valley Pipeline in a condition and with a capacity sufficient to handle a volume of PBF Holding’s crude at least equal to the current operating capacity or the reserved crude capacity, as the case may be, subject to interruptions for routine repairs and maintenance and force majeure events. Failure to meet such obligations may result in a reduction of fees payable under the Transportation Services Agreement.
The Contributed Assets
The commercial agreements entered into during the year ended December 31, 2015 and 2014 with PBFX related to the Contributed Assets have initial terms ranging from approximately seven to ten years, as more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015, and include:
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

•a pipeline service agreement with PBFX, with an initial term of approximately ten years, under which PBFX, through Delaware Pipeline Company (“DPC”), provides pipeline services at the Delaware City Products Pipeline (the “Delaware City Pipeline Services Agreement”). Effective July 2016, the throughput fee was decreased to $0.5396 per barrel, due to a decrease in the Federal Energy Regulatory Commission (“FERC”) tariff;
•a truck loading service agreement with PBFX, with an initial term of approximately ten years, under which PBFX, through Delaware City Logistics Company LLC (“DCLC”), provides terminaling services at the Delaware City Truck Rack (the “Delaware City Truck Loading Services Agreement”).
Each of these commercial agreements related to the Contributed Assets contain minimum volume commitments. Additionally, the storage and terminaling services agreement contains minimum requirements for the amount of storage contracted by PBF Holding. The fees under each commercial agreement are indexed for inflation and the agreements give PBF Holding the option to renew for two additional five-year terms following the expiration of the initial term.
Other Agreements
In addition to the commercial agreements described above, PBF Holding also entered into an omnibus agreement with PBFX, PBF GP and PBF LLC, which addresses the payment of an annual fee for the provision of various general and administrative services, among other matters, and an operations and management services and secondment agreement with PBFX under which PBFX reimburses PBF Holding for the provision of certain operational services to PBFX in support of its operations, including operational services performed by certain of PBF Holding's field-level employees. On August 31, 2016, in order to include the Torrance Valley Pipeline, the Partnership entered into an amended and restated omnibus agreement, which increased the annual fee to $4.0 million and an amended and restated operations and management services and secondment agreement, which increased the annual fee to $6.4 million.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, L.L.C. ("Chalmette Refining"), which owns the Chalmette refinery and related logistics assets. The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding.
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
The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus inventory and working capital of $246.0 million, which was finalized in the first quarter of 2016. The transaction was financed through a combination of cash on hand and borrowings under the Company’s Revolving Loan.
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
As noted in "Note 2 - Acquisitions" of the condensed consolidated financial statements, the Company drew down under its Revolving Loan to partially fund the Torrance Acquisition.
Senior Secured Notes Offering
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of 7.0% senior secured notes due 2023 (the "2023 Senior Secured Notes"). The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. The Company used the proceeds for general corporate purposes, including to fund a portion of the purchase price for the Torrance Acquisition.
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
On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity from March 31, 2016 to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the unused portion of the Rail Facility. Additionally, the total commitment amount was reduced further to $100.0 million in 2016, and the Rail Facility was amended again on July 15, 2016 to, among other things, extend the maturity from April 29, 2017 to October 31, 2017. The amendment also reduced the aggregate commitment to the amount outstanding, therefore, eliminating the commitment fee, and requires the Company to repay $20.0 million of the outstanding balance on or prior to January 1, 2017. At any time prior to maturity PBF Rail may repay any advances without premium or penalty.
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
Pursuant to each A&R Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro and Delaware City refineries (the "Refineries"), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the Products independently to third parties.
Crude Oil Acquisition Agreements
Effective December 31, 2015, our crude oil supply agreement with Statoil for the Delaware City refinery expired. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers, including Saudi Aramco and others, on the spot market or through term agreements. In connection with the Chalmette Acquisition, we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery.

Results of Operations
The following tables reflect our financial and operating highlights for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$4,508,613	$3,217,640	$11,164,571	$9,763,440
Cost of sales, excluding depreciation	3,904,258	2,858,409	9,634,989	8,414,423
	604,355	359,231	1,529,582	1,349,017
Operating expenses, excluding depreciation	404,045	200,014	972,223	625,542
General and administrative expenses	39,912	47,802	111,272	116,115
Equity (income) loss in investee	(1,621)	—	(1,621)	—
Loss (gain) on sale of assets	8,159	(142)	11,381	(1,133)
Depreciation and amortization expense	52,678	46,484	155,890	139,757
Income from operations	101,182	65,073	280,437	468,736
Change in fair value of catalyst leases	77	4,994	(4,556)	8,982
Interest expense, net	(33,896)	(21,888)	(98,446)	(65,915)
Income before income taxes	67,363	48,179	177,435	411,803
Income tax expense	2,291	—	29,287	—
Net income	65,072	48,179	148,148	411,803
Less: net income attributable to noncontrolling interests	45	—	438	—
Net income attributable to PBF Holding Company LLC	$65,027	$48,179	$147,710	$411,803

Gross margin	$148,973	$114,851	$405,886	$591,382
Gross refining margin (1)	604,355	359,231	1,529,582	1,349,017

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Key Operating Information
Production (bpd in thousands)	799.1	473.2	717.6	473.4
Crude oil and feedstocks throughput (bpd in thousands)	786.3	475.4	711.8	478.1
Total crude oil and feedstocks throughput (millions of barrels)	72.3	43.7	195.0	130.5
Gross margin per barrel of throughput	$2.06	$2.63	$2.09	$4.53
Gross refining margin, excluding special items, per barrel of throughput (1)	$6.92	$12.97	$6.20	$10.95
Refinery operating expenses, excluding depreciation, per barrel of throughput	$5.59	$4.57	$4.98	$4.79

Crude and feedstocks (% of total throughput) (2):
Heavy crude	34%	9%	23%	12%
Medium crude	32%	54%	38%	50%
Light crude	23%	26%	28%	27%
Other feedstocks and blends	11%	11%	11%	11%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	51%	48%	49%	47%
Distillates and distillate blendstocks	31%	34%	31%	35%
Lubes	1%	1%	1%	2%
Chemicals	3%	3%	4%	3%
Other	14%	14%	15%	13%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars per barrel, except as noted)
Dated Brent Crude	$45.90	$50.36	$42.05	$55.54
West Texas Intermediate (WTI) crude oil	$44.88	$46.45	$41.41	$50.93
Light Louisiana Sweet (LLS) crude oil	$46.52	$50.20	$43.20	$55.32
Alaska North Slope (ANS) crude oil	$44.65	$51.52	$41.58	$55.39
Crack Spreads
Dated Brent (NYH) 2-1-1	$12.94	$17.60	$13.18	$17.75
WTI (Chicago) 4-3-1	$13.64	$24.03	$13.07	$20.09
LLS (Gulf Coast) 2-1-1	$11.51	$16.55	$10.35	$15.99
ANS (West Coast) 4-3-1	$15.61	$32.59	$17.22	$28.06
Crude Oil Differentials
Dated Brent (foreign) less WTI	$1.02	$3.91	$0.64	$4.61
Dated Brent less Maya (heavy, sour)	$6.87	$7.60	$7.57	$8.12
Dated Brent less WTS (sour)	$2.50	$2.29	$1.48	$4.14
Dated Brent less ASCI (sour)	$4.14	$5.08	$4.02	$4.43
WTI less WCS (heavy, sour)	$13.28	$14.52	$12.15	$11.58
WTI less Bakken (light, sweet)	$1.41	$3.26	$1.13	$3.49
WTI less Syncrude (light, sweet)	$(0.95)	$1.02	$(2.67)	$(1.19)
WTI less ANS (light, sweet)	$0.23	$(5.07)	$(0.17)	$(4.46)
Natural gas (dollars per MMBTU)	$2.79	$2.73	$2.35	$2.76
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Overview— Net income was $65.1 million for the three months ended September 30, 2016 compared to net income of $48.2 million for the three months ended September 30, 2015.
Our results for the three months ended September 30, 2016 were positively impacted by a non-cash special item consisting of an inventory lower of cost or market ("LCM") adjustment of approximately $104.0 million. Our results for the three months ended September 30, 2015 were negatively impacted by an inventory LCM adjustment of approximately $208.3 million. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM reserve, our results were negatively impacted by lower crack spreads, unfavorable movements in certain crude differentials, increased costs to comply with the Renewable Fuel Standard and higher interest costs, offset by a positive earnings contribution from the Chalmette and Torrance refineries.
Revenues— Revenues totaled $4.5 billion for the three months ended September 30, 2016 compared to $3.2 billion for the three months ended September 30, 2015, an increase of approximately $1.3 billion, or 40.1%. Revenues per barrel were $62.32 and $73.56 for the three months ended September 30, 2016 and 2015, respectively, a decrease of 15.4% directly related to lower hydrocarbon commodity prices. For the three months ended September 30, 2016, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 315,900 bpd, 165,300 bpd, 165,600 bpd and 139,500 bpd, respectively. For the three months ended September 30, 2015, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 301,800 bpd and 173,600 bpd, respectively. The throughput rates at our East Coast refineries in 2016 compared to 2015 increased for the periods presented as a result of unplanned downtime in

August 2015 and a planned turnaround in September 2015 at our Delaware City refinery. The decrease in throughput at our Mid-Continent refinery is due to higher run rates in the third quarter of 2015 in response to more favorable crack spreads at our Toledo refinery, which ran at more normalized levels in the third quarter of 2016. Our Gulf Coast and West Coast refineries were not acquired until the fourth quarter of 2015 and the third quarter of 2016, respectively. For the three months ended September 30, 2016, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 345,800 bpd, 177,200 bpd, 209,300 bpd, and 177,100 bpd, respectively. For the three months ended September 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 355,400 bpd and 179,700 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $149.0 million, or $2.06 per barrel of throughput, for the three months ended September 30, 2016 compared to $114.9 million, or $2.63 per barrel of throughput, for the three months ended September 30, 2015, an increase of $34.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $604.4 million, or $8.36 per barrel of throughput ($500.4 million, or $6.92 per barrel of throughput, excluding the impact of special items), for the three months ended September 30, 2016 compared to $359.2 million, or $8.21 per barrel of throughput ($567.5 million or $12.97 per barrel of throughput excluding the impact of special items) for the three months ended September 30, 2015, an increase of approximately $245.2 million or a decrease of approximately $67.1 million excluding special items. Excluding the impact of special items, gross margin and gross refining margin decreased primarily due to lower crack spreads as above-average refined product inventory levels continued to weigh on margins, unfavorable movements in certain crude differentials, and increased costs to comply with the Renewable Fuel Standard ("RFS"), partially offset by positive margin contributions from the Chalmette and Torrance refineries acquired in the fourth quarter of 2015 and third quarter of 2016, respectively. Costs to comply with our obligation under the Renewable Fuel Standard ("RFS") were $55.4 million in total for the three months ended September 30, 2016 (excluding our Gulf Coast and West Coast refineries, whose costs to comply with RFS totaled $39.3 million for the three months ended September 30, 2016) compared to $36.1 million for the three months ended September 30, 2015. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $104.0 million resulting from the change in crude oil and refined product prices from the end of the second quarter of 2016 to the end of the third quarter of 2016 which, in addition to remaining below historical costs, increased since the prior quarter. The non-cash LCM adjustment decreased gross margin and gross refining margin by approximately $208.3 million in the three months ended September 30, 2015.
Average industry refining margins in the Mid-Continent were weaker during the three months ended September 30, 2016 as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was approximately $13.64 per barrel or 43.2% lower in the three months ended September 30, 2016 as compared to $24.03 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential. Additionally, those margins were negatively impacted by a declining WTI/Syncrude differential, which averaged a premium of $0.95 per barrel during the three months ended September 30, 2016 as compared to a discount of $1.02 per barrel in the same period of 2015.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.94 per barrel, or 26.5% lower in the three months ended September 30, 2016 as compared to $17.60 per barrel in the same period in 2015. The Dated Brent/WTI differential was $2.89 lower in the three months ended September 30, 2016 as compared to the same period in 2015. In addition, the WTI/Bakken differential was approximately $1.85 per barrel less favorable in the three months ended September 30, 2016 as compared to the same period in 2015. Reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $404.0 million, or $5.59 per barrel of throughput, for the three months ended September 30, 2016 compared to $200.0 million, or $4.57 per barrel of throughput, for the three months ended September 30, 2015, an increase of $204.0 million, or 102.0%. The increase in operating expenses was mainly attributable to the operating costs of the Chalmette and Torrance refineries and related logistics assets acquired in November 2015 and July 2016, respectively, which totaled approximately $88.0 million and $127.1 million, respectively, for the quarter, partially offset by lower maintenance, energy and utility expenses.
General and Administrative Expenses— General and administrative expenses totaled $39.9 million for the three months ended September 30, 2016 compared to $47.8 million for the three months ended September 30, 2015, a decrease of approximately $7.9 million or 16.5%. The decrease in general and administrative expenses for the three months ended September 30, 2016 over the same period of 2015 primarily relates to reduced employee related expenses of $16.0 million mainly due to lower incentive compensation expenses, partially offset by $2.8 million in additional outside services to support our refineries, an increase of $2.4 million in acquisition related costs and a one-time charge of $2.5 million related to an executive retirement. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (gain) on Sale of Assets— There was a loss of $8.2 million on the sale of assets for the three months ended September 30, 2016 relating to the sale of non-refining assets in the third quarter of 2016 as compared to a gain of $0.1 million for the three months ended September 30, 2015 which related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $52.7 million for the three months ended September 30, 2016 compared to $46.5 million for the three months ended September 30, 2015, an increase of $6.2 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Chalmette and Torrance Acquisitions and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $0.1 million for the three months ended September 30, 2016 compared to a gain of $5.0 million for the three months ended September 30, 2015. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $33.9 million for the three months ended September 30, 2016 compared to $21.9 million for the three months ended September 30, 2015, an increase of approximately $12.0 million. This increase is mainly attributable to higher interest costs associated with the issuance of the 2023 Senior Secured Notes in November 2015, increased interest expense related to the affiliate notes payable and the drawdown on our Revolving Loan to partially fund the Torrance Acquisition in July 2016. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes our consolidated financial statements generally do not include a benefit or provision for income taxes for the three months ended September 30, 2016 apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Energy Limited ("PBF Ltd."). The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.
The two Chalmette subsidiaries incurred approximately $0.3 million of income tax expense and PBF Holding incurred income tax expense of approximately $1.9 million attributable to PBF Ltd for the three months ended September 30, 2016.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Overview— Net income was $148.1 million for the nine months ended September 30, 2016 compared to net income of $411.8 million for the nine months ended September 30, 2015.

Our results for the nine months ended September 30, 2016 were positively impacted by a non-cash special item consisting of an LCM adjustment of approximately $320.8 million. Our results for the nine months ended September 30, 2015 were negatively impacted by an LCM adjustment of approximately $81.1 million. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the change in LCM reserve, our results were negatively impacted by unfavorable movements in certain crude oil differentials, lower crack spreads, increased costs to comply with the RFS, and increased interest costs partially offset by positive earnings contributions from the Chalmette and Torrance refineries and higher throughput in the Mid-Continent. Throughput volumes in the Mid-Continent were impacted by unplanned downtime in the second quarter of 2015.
Revenues— Revenues totaled $11.2 billion for the nine months ended September 30, 2016 compared to $9.8 billion for the nine months ended September 30, 2015, an increase of approximately $1.4 billion, or 14.4%. Revenues per barrel were $57.25 and $74.80 for the nine months ended September 30, 2016 and 2015, respectively, a decrease of 23.5% directly related to lower hydrocarbon commodity prices. For the nine months ended September 30, 2016, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 327,900 bpd, 165,700 bpd, 171,300 bpd, and 139,600 bpd, respectively. For the nine months ended September 30, 2015, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 325,400 bpd and 152,700 bpd, respectively. The slight increase in throughput rates at our East Coast refineries in 2016 compared to 2015 is primarily due to the planned and unplanned downtime at our Delaware City refinery in 2015 as described above, partially offset by weather-related unplanned downtime at our Delaware City refinery in the first quarter of 2016. The increase in throughput rates at our Mid-Continent refinery in 2016 is due to unplanned downtime in the second quarter of 2015. Our Gulf Coast and West Coast refineries were not acquired until the fourth quarter of 2015 and third quarter of 2016, respectively. For the nine months ended September 30, 2016, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 366,000 bpd, 175,700 bpd, 209,000 bpd and 177,100 bpd, respectively. For the nine months ended September 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 363,400 bpd and 163,000 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $405.9 million, or $2.09 per barrel of throughput, for the nine months ended September 30, 2016 compared to $591.4 million, or $4.53 per barrel of throughput, for the nine months ended September 30, 2015, a decrease of $185.5 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,529.6 million, or $7.85 per barrel of throughput ($1,208.7 million or $6.20 per barrel of throughput excluding the impact of special items), for the nine months ended September 30, 2016 compared to $1,349.0 million, or $10.33 per barrel of throughput ($1,430.2 million or $10.95 per barrel of throughput excluding the impact of special items) for the nine months ended September 30, 2015, an increase of approximately $180.6 million or a decrease of $221.5 million excluding special items. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in certain crude differentials, lower crack spreads as persistent above-average refined product inventory levels weighed on margins, and increased costs to comply with the RFS, partially offset by higher throughput rates in the Mid-Continent and positive margin contributions from the Chalmette and Torrance refineries acquired in the fourth quarter of 2015 and third quarter of 2016, respectively. Costs to comply with our obligation under the RFS totaled $170.9 million for the nine months ended September 30, 2016 (excluding our Gulf Coast and West Coast refineries, whose costs to comply with RFS totaled $81.0 million for the nine months ended September 30, 2016) compared to $108.9 million for the nine months ended September 30, 2015. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $320.8 million resulting from the change in crude oil and refined product prices from the year ended 2015 to the end of the third quarter of 2016 which, while remaining below historical costs, increased since the year end. The non-cash LCM adjustment decreased gross margin and gross refining margin by approximately $81.1 million in the nine months ended September 30, 2015.

Average industry refining margins in the Mid-Continent were weaker during the nine months ended September 30, 2016 as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was $13.07 per barrel, or 34.9% lower, in the nine months ended September 30, 2016 as compared to $20.09 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential and an adverse WTI/Syncrude differential, which averaged a premium of $2.67 per barrel during the nine months ended September 30, 2016 as compared to a premium of $1.19 per barrel in the same period of 2015.
The Dated Brent (NYH) 2-1-1 industry crack spread was $13.18 per barrel, which was approximately 25.7% lower in the nine months ended September 30, 2016 as compared to $17.75 per barrel in the same period in 2015. The Dated Brent/WTI differential and Dated Brent/Maya differential were $3.97 and $0.55 lower, respectively, in the nine months ended September 30, 2016 as compared to the same period in 2015. In addition, the WTI/Bakken differential was approximately $2.36 per barrel less favorable in the nine months ended September 30, 2016 as compared to the same period in 2015. Reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $972.2 million, or $4.98 per barrel of throughput, for the nine months ended September 30, 2016 compared to $625.5 million, or $4.79 per barrel of throughput, for the nine months ended September 30, 2015, an increase of $346.7 million, or 55.4%. The increase in operating expenses was mainly attributable to the operating expenses associated with the Chalmette and Torrance refineries and related logistics assets which totaled approximately $248.0 million and $127.1 million, respectively. Total operating expenses for the nine months ended September 30, 2016, excluding our Chalmette and Torrance refineries, were reduced by lower energy costs, mainly due to lower natural gas prices.
General and Administrative Expenses— General and administrative expenses totaled $111.3 million for the nine months ended September 30, 2016 compared to $116.1 million for the nine months ended September 30, 2015, a decrease of approximately $4.8 million or 4.2%. The decrease in general and administrative expenses for the nine months ended September 30, 2016 over the same period of 2015 primarily relates to reduced employee related expenses of $27.3 million mainly due to lower incentive compensation expenses, partially offset by $10.1 million in additional outside services to support our refineries, including the Torrance refinery and an increase of $11.9 million in acquisition related costs for the period. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (gain) on Sale of Assets— There was a loss of $11.4 million on sale of assets for the nine months ended September 30, 2016 relating to the sale of non-refining assets in the second and third quarter of 2016 as compared to a gain of $1.1 million for the nine months ended September 30, 2015 which related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $155.9 million for the nine months ended September 30, 2016 compared to $139.8 million for the nine months ended September 30, 2015, an increase of $16.1 million. The increase was primarily a result of additional depreciation expense associated with the assets acquired in the Chalmette and Torrance Acquisitions and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $4.6 million for the nine months ended September 30, 2016 compared to a gain of $9.0 million for the nine months ended September 30, 2015. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $98.4 million for the nine months ended September 30, 2016 compared to $65.9 million for the nine months ended September 30, 2015, an increase of approximately $32.5 million. This increase is mainly attributable to higher interest costs associated with the issuance of the 2023 Senior Secured Notes in November 2015, increased interest expense related to the affiliate notes payable and the drawdown under our Revolving Loan to partially fund the Torrance Acquisition in July 2016, partially offset by lower letter of credit fees. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes our consolidated financial statements generally do not include a benefit or provision for income taxes for the nine months ended September 30, 2016 apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining in the fourth quarter of 2015 and its wholly-owned Canadian subsidiary, PBF Energy Limited ("PBF Ltd."). The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.
The two Chalmette subsidiaries incurred $1.5 million of income tax expense and PBF Holding incurred an income tax charge of $27.8 million attributable to PBF Ltd. for the nine months ended September 30, 2016.

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
Special Items
The non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. The special items for the periods presented relate to an LCM adjustment. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Gross Refining Margin
Gross refining margin is defined as gross margin excluding depreciation and operating expenses related to the refineries. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a helpful metric comparison to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.
Gross refining margin should not be considered an alternative to gross margin, operating income, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross refining margin presented by other companies may not be comparable to our presentation, since each company may define this term differently. The following table presents a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, gross margin, on a historical basis, as applicable, for each of the periods indicated (in thousands except per barrel amounts):

	Three Months Ended September 30,
	2016		2015
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$148,973	$2.06	$114,851	$2.63
Add: Refinery operating expenses	404,045	5.59	200,014	4.57
Add: Refinery depreciation expense	51,337	0.71	44,366	1.01
Gross refining margin	$604,355	$8.36	$359,231	$8.21
Special items:
Add: Non-cash LCM inventory adjustment (1)	$(103,990)	$(1.44)	$208,313	$4.76
Gross refining margin excluding special items	$500,365	$6.92	$567,544	$12.97

——————————
(1) During the three months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $104.0 million reflecting the change in the lower of cost or market inventory reserve from $900.5 million at June 30, 2016 to $796.5 million at September 30, 2016. During the three months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $208.3 million reflecting the change in the lower of cost or market inventory reserve from $562.9 million at June 30, 2015 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

	Nine Months Ended September 30,
	2016		2015
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$405,886	$2.09	$591,382	$4.53
Add: Refinery operating expenses	972,223	4.98	625,542	4.79
Add: Refinery depreciation expense	151,473	0.78	132,093	1.01
Gross refining margin	$1,529,582	$7.85	$1,349,017	$10.33
Special items:
Add: Non-cash LCM inventory adjustment (1)	(320,833)	(1.65)	81,147	0.62
Gross refining margin excluding special items	$1,208,749	$6.20	$1,430,164	$10.95

——————————
(1) During the nine months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $320.8 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $796.5 million at September 30, 2016. During the nine months ended September 30, 2015 the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $81.1 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.
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
EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, and the write down of inventory to the LCM. Other companies, including other companies in our industry, may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA and Adjusted EBITDA:

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
The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

Reconciliation of net income to EBITDA:
Net income	$65,072	$48,179	$148,148	$411,803
Add: Depreciation and amortization expense	52,678	46,484	155,890	139,757
Add: Interest expense, net	33,896	21,888	98,446	65,915
Add: Income tax expense	2,291	—	29,287	—
EBITDA	$153,937	$116,551	$431,771	$617,475
Special Items:
Add: Non-cash LCM inventory adjustment (1)	(103,990)	208,313	(320,833)	81,147
EBITDA excluding special items	$49,947	$324,864	$110,938	$698,622

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$153,937	$116,551	$431,771	$617,475
Add: Stock based compensation	2,659	2,548	12,658	6,329
Add: Non-cash change in fair value of catalyst lease obligations	(77)	(4,994)	4,556	(8,982)
Add: Non-cash LCM inventory adjustment (1)	(103,990)	208,313	(320,833)	81,147
Adjusted EBITDA	$52,529	$322,418	$128,152	$695,969

______________
(1) During the three months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $104.0 million reflecting the net change in the lower of cost or market inventory reserve from $900.5 million at June 30, 2016 to $796.5 million at September 30, 2016. During the three months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $208.3 million reflecting the net change in the lower of cost or market inventory reserve from $562.9 million at June 30, 2015 to $771.3 million at September 30, 2015.
During the nine months ended September 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $320.8 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $796.5 million at September 30, 2016. During the nine months ended September 30, 2015 the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $81.1 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $771.3 million at September 30, 2015.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries' capital expenditure, working capital, distribution payments and debt service requirements for the next twelve months. On July 1, 2016, we closed the Torrance Acquisition with a combination of cash on hand including proceeds from PBF Energy's October 2015 Equity Offering and borrowings under our Revolving Loan. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance as of September 30, 2016 with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $291.5 million for the nine months ended September 30, 2016 compared to net cash provided by operating activities of $257.8 million for the nine months ended September 30, 2015. Our operating cash flows for the nine months ended September 30, 2016 included our net income of $148.1 million, plus net non-cash charges relating to depreciation and amortization of $162.6 million, change in the fair value of our inventory repurchase obligations of $29.3 million, deferred income taxes of $27.8 million, pension and other post retirement benefits costs of $25.9 million, a change in the fair value of our catalyst lease of $4.6 million, equity-based compensation of $12.7 million and loss on sale of assets of $11.4 million, offset by a net non-cash benefit of $320.8 million relating to a LCM adjustment and equity income from our investment in TVPC of $1.6 million. In addition, net changes in working capital reflected sources of cash of $191.6 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the nine months ended September 30, 2015 included our net income of $411.8 million, plus net non-cash charges relating to depreciation and amortization of $146.0 million, the non-cash charge of $81.1 million relating to a LCM inventory adjustment, the change in the fair value of our inventory repurchase obligations of $53.4 million, pension and other post retirement benefits costs of $19.3 million and stock-based compensation of $6.3 million, partially offset by changes in the fair value of our catalyst lease obligations of $9.0 million and gain on sale of assets of $1.1 million. In addition, net changes in working capital reflected uses of cash of $450.1 million driven by the timing of inventory purchases, payments for accrued expenses and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $1,316.0 million for the nine months ended September 30, 2016 compared to net cash used in investing activities of $166.7 million for the nine months ended September 30, 2015. The net cash flows used in investing activities for the nine months ended September 30, 2016 was comprised of cash outflows of $971.9 million used to fund the Torrance Acquisition, capital expenditures totaling $187.7 million, expenditures for refinery turnarounds of $138.9 million, expenditures for other assets of $27.7 million and a final net working capital settlement of $2.7 million associated with the acquisition of the Chalmette refinery, partially offset by $13.0 million of proceeds from sale of assets. Net cash used in investing activities for the nine months ended September 30, 2015 was comprised of capital expenditures totaling $287.9 million, expenditures for refinery turnarounds of $39.7 million and expenditures for other assets of $7.3 million, partially offset by $168.3 million in proceeds from the sale of railcars.
Cash Flows from Financing Activities
Net cash provided by financing activities was $629.1 million for the nine months ended September 30, 2016 compared to net cash provided by financing activities of $59.9 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, net cash provided by financing activities consisted primarily of proceeds from the Revolving Loan of $550.0 million, a contribution from our parent of $175.0 million, proceeds from catalyst lease of $7.9 million and a net increase of $0.1 million in proceeds from affiliate notes payable partially offset by $92.5 million of distributions to members and repayments of the Rail Facility of $11.5 million. For the nine months ended September 30, 2015, net cash provided by financing activities consisted primarily of $29.8 million of proceeds from affiliate notes payable and $30.1 million of net proceeds from the Rail Facility.
Liquidity
As of September 30, 2016, our total liquidity was approximately $760.2 million, compared to total liquidity of approximately $1,514.5 million as of December 31, 2015. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan.
In addition, the Company had borrowing capacity of $82.5 million under the Rail Facility to fund the acquisition of Eligible Railcars as of December 31, 2015. As noted in "Factors Affecting Comparability Between Periods", on July 15, 2016, the Rail Facility was amended to, among other things, reduce the commitment to the amount outstanding. Therefore, as of September 30, 2016, the Company did not have any borrowing capacity remaining under the Rail Facility.
Working Capital
Working capital for PBF Holding at September 30, 2016 was $1,111.6 million, consisting of $3,072.8 million in total current assets and $1,961.1 million in total current liabilities. Working capital at December 31, 2015 was $1,120.6 million, consisting of $2,580.9 million in total current assets and $1,460.3 million in total current liabilities.
Capital Spending
Net capital spending was $1,316.0 million for the nine months ended September 30, 2016, which primarily included turnaround costs, safety related enhancements, facility improvements at the refineries, the Torrance Acquisition and the final working capital settlement associated with the Chalmette Acquisition. We currently expect to spend an aggregate of approximately between $500.0 to $525.0 million in net capital expenditures during 2016 for facility improvements and refinery maintenance and turnarounds.
On July 1, 2016 we acquired the Torrance refinery and related logistic assets. The purchase price for the Torrance Acquisition was $521.4 million in cash, plus working capital of $450.6 million, the final valuation of which was still in process as of September 30, 2016. The transaction was financed through a combination of cash on hand including proceeds from PBF Energy's October 2015 Equity Offering and borrowings under the Company's existing Revolving Loan.
Crude and Feedstock Supply Agreements
We previously acquired crude oil for our Delaware City refinery under a supply agreement whereby Statoil generally purchased the crude oil requirements for the refinery on our behalf and under our direction. Our agreement with Statoil for Delaware City was terminated effective December 31, 2015, at which time we began to fully source Delaware City's crude oil and feedstocks independently. Additionally, for our purchases of crude oil under our agreement with Saudi Aramco, similar to our purchases of other foreign waterborne crudes, we post letters of credit and arrange for shipment. We pay for the crude when we are invoiced and the letters of credit have been lifted.
We have crude and feedstock supply agreements with PDVSA to supply 40,000 to 60,000 bpd of crude oil that can be processed at any of our East and Gulf Coast refineries.
In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery.
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
Pursuant to each A&R Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro and Delaware City refineries (the "Refineries"), respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell independently to third parties.
At September 30, 2016, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $359.3 million. We accrue a corresponding liability for such intermediates and finished products.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2016, other than outstanding letters of credit in the amount of approximately $479.5 million and operating leases.
Distribution Policy
On October 28, 2016 the Board of Directors of PBF Energy declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 22, 2016 to Class A common stockholders of record at the close of business on November 8, 2016. PBF Holding intends, if necessary, to make a distribution of $30.8 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
As of September 30, 2016, we had $760.2 million of unused borrowing availability, which includes our cash and cash equivalents of $519.4 million, under the Revolving Loan to fund our operations, if necessary. Accordingly, as of September 30, 2016, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of September 30, 2016, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy's intended distribution policy.
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
At September 30, 2016 and December 31, 2015, we had gross open commodity derivative contracts representing 31.4 million barrels and 44.2 million barrels, respectively, with an unrealized net gain of $4.8 million and $46.1 million, respectively. The open commodity derivative contracts as of September 30, 2016 expire at various times during 2016 and 2017.
We carry inventories of crude oil, intermediates and refined products ("hydrocarbon inventories") on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 32.3 million barrels and 26.8 million barrels at September 30, 2016 and December 31, 2015, respectively. The average cost of our hydrocarbon inventories was approximately $79.04 and $83.55 per barrel on a LIFO basis at September 30, 2016 and December 31, 2015, respectively, excluding the impact of LCM adjustments of approximately $796.5 million and $1,117.3 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 66.4 million MMBTUs of natural gas amongst our five refineries as of September 30, 2016. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $66.4 million.
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
In addition, the Rail Facility bears interest at a variable rate and exposes us to interest rate risk. As noted in "Factors Affecting Comparability Between Periods", on July 15, 2016, the Rail Facility was amended to, among other things, reduce the commitment to the amount outstanding and as of September 30, 2016, the Company did not have any borrowing capacity remaining under the Rail Facility. Therefore, a 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $0.6 million change in our interest expense, based on the $56.0 million outstanding balance under the Rail Facility at September 30, 2016.
We also have interest rate exposure in connection with our A&R Intermediation Agreements under which we pay a time value of money charge based on LIBOR.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on that evaluation, PBF Holding's principal executive officer and the principal financial officer have concluded that PBF Holding's disclosure controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On November 1, 2015, we completed the acquisition of Chalmette Refining. We are in the process of integrating Chalmette Refining's operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of Chalmette Refining. We expect the integration of Chalmette Refining's operations, including internal controls over financial reporting to be complete within one year of its acquisition, or November 1, 2016. Chalmette Refining accounts for approximately 6% of the Company's total assets and 23% of total revenues of the Company as of and for the quarter ended September 30, 2016.
On July 1, 2016, we completed the acquisition of Torrance Refining. We are in the process of integrating Torrance Refining's operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal control over financial reporting of Torrance Refining. We expect the integration of Torrance Refining's operations, including internal controls over financial reporting to be complete within one year of its acquisition, or July 1, 2017. Torrance Refining accounts for approximately 6% of the Company's total assets and 21% of total revenues of the Company as of and for the quarter ended September 30, 2016.
Management has not identified any other changes in PBF Holding's internal controls over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal controls over its financial reporting.

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
The Company acquired the Torrance Refinery effective as of July 1, 2016 and, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery. Specifically, the Company assumed responsibility for (i) a Notice of Violation issued on March 12, 2015 by the Southern California Air Quality Management District (“SCAQMD”) relating to self-reported Title V deviations for the Torrance Refinery for compliance year 2012, (ii) a Notice of Violation issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2013, (iii) a Notice of Violation issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2014 and (iv) a Notice of Violation issued on March 10, 2016 for self-reported Title V deviations for the Torrance Refinery for compliance year 2015. No settlement or penalty demand have been received to date with respect to these Notices. It is possible that SCAQMD will assess penalties in these matters in excess of $100,000 but any such amount is not expected to be material to the Company, individually or in the aggregate.
On September 2, 2011, prior to the Company’s ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any personal or property damages as a result of an emission of spent catalyst, sulfur dioxide and hydrogen sulfide from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release. Plaintiffs seek to recover unspecified damages, interest and costs. In August 2015, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning. On April 12, 2016, the trial court rendered judgment limiting damages ranging from $100 to $500 for home cleaning and $25 to $75 for vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solitarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial, which appeal is pending. There is no stay pending appeal. The potential class members have not been identified as the parties are negotiating a claims process for claims such as home cleaning, vehicle cleaning, and alleged personal injury. The claims process would also include a class notice to identify potential class members. Depending upon the ultimate class size and the nature of the claims, the outcome may have an adverse material effect on the Company's financial condition, or cash flows.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. In late 2015, the Environmental Protection Agency (“EPA”) initiated enforcement proceedings against companies it believes produced invalid RINs. On October 13, 2016, the

Company’s subsidiaries, PBF Holding Company LLC, Toledo Refining Company LLC and Delaware City Refining Company LLC were notified by the EPA that its records indicated that these entities used potentially invalid RINs. The EPA directed each of these subsidiaries to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The Company is in process of identifying the affected RINs. The Company also intends to seek indemnification from the counterparty who sold the affected RINs, including any penalty assessed by the EPA. It is expected that the Company's subsidiaries and the EPA will enter an Administrative Settlement Agreement to resolve these matters. The Company does not expect the potentially invalid RINs to have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors

The following risk factors supplement and/or update the risk factors previously disclosed in our Annual
Report on Form 10-K for the year ended December 31, 2015:

Risks Relating to Our Business and Industry

We may not be able to successfully integrate the Chalmette Refinery or the Torrance Refinery into our business, or realize the anticipated benefits of these acquisitions.

Following the completion of the Chalmette and Torrance Acquisitions, the integration of these businesses into our operations may be a complex and time-consuming process that may not be successful. Prior to the completion of the Chalmette Acquisition we did not have any operations in the Gulf Coast and prior to the completion of the Torrance Acquisition we did not have any operations in the West Coast. This may add complexity to effectively overseeing, integrating and operating these refineries and related assets. Even if we successfully integrate these businesses into our operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from these acquisitions may prove to be incorrect. These acquisitions involve risks, including:
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

In connection with our recently completed Chalmette and Torrance acquisitions, we did not have access to all of the type of historical financial information that we may require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of these significant acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.

Regulation of emissions of greenhouse gases could force us to incur increased capital and operating costs and could have a material adverse effect on our results of operations and financial condition.

Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases ("GHG"), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate GHGs under the existing federal Clean Air Act (the "CAA"). The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.

In addition, in certain states multiple legislative and regulatory measures to address greenhouse gas and other emissisons are in various phases of consideration or implementation. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, Assembly Bill 32 requires the state to reduce its GHG emissions to 1990 levels by 2020. Additionally, in September 2016, the state of California enacted Senate Bill 32 which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. Two regulations implemented to achieve these goals are Cap-and-Trade and the Low Carbon Fuel Standard (“LCFS”). In 2012, the California Air Resource Board (“CARB”) implemented Cap-and-Trade. This program currently places a cap on GHGs and we are required to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel. In 2009, CARB adopted the LCFS, which requires a 10% reduction in the carbon intensity of gasoline and diesel by 2020. Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or we are unable to pass through costs to our customers, we have to pay a higher price for credits or if we are otherwise unable to meet our compliance obligations, our financial condition and results of operations could be adversely affected.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 2.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

4.1
Third Supplemental Indenture, dated as of July 29, 2016, by and among PBF Holding Company LLC, the Guarantors named on the signature page thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

4.2
First Supplemental Indenture, dated as of July 29, 2016, among PBF Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

10.1 (1)
Form of Restricted Stock Agreement for Employees, under PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

10.2
Fourth Amended and Restated Omnibus Agreement dated as of August 31, 2016 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.3
Fourth Amended and Restated Operation and Management Services and Secondment Agreement dated as of August 31, 2016 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC and PBFX Operating Company LLC (Incorporated by reference to Exhibit 10.2 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.4
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.5
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (Incorporated by reference to Exhibit 10.4 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.6
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (Incorporated by reference to Exhibit 10.5 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.7
Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (Incorporated by reference to Exhibit 10.6 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.8
Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (Incorporated by reference to Exhibit 10.7 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.9
Second Amendment to Loan Agreement dated as of July 15, 2016, by and among PBF Rail Logistics Company LLC + Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

10.10
Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

10.11
Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.11 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

10.12
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.12 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

10.13
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.13 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

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

PBF Holding Company LLC

Date	November 14, 2016	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	November 14, 2016	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 2.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

4.1
Third Supplemental Indenture, dated as of July 29, 2016, by and among PBF Holding Company LLC, the Guarantors named on the signature page thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

4.2
First Supplemental Indenture, dated as of July 29, 2016, among PBF Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

10.1 (1)
Form of Restricted Stock Agreement for Employees, under PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

10.2
Fourth Amended and Restated Omnibus Agreement dated as of August 31, 2016 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.3
Fourth Amended and Restated Operation and Management Services and Secondment Agreement dated as of August 31, 2016 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC and PBFX Operating Company LLC (Incorporated by reference to Exhibit 10.2 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.4
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (Incorporated by reference to Exhibit 10.3 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.5
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (Incorporated by reference to Exhibit 10.4 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.6
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (Incorporated by reference to Exhibit 10.5 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.7
Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (Incorporated by reference to Exhibit 10.6 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.8
Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (Incorporated by reference to Exhibit 10.7 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on September 7, 2016).

10.9
Second Amendment to Loan Agreement dated as of July 15, 2016, by and among PBF Rail Logistics Company LLC + Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

10.10
Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

10.11
Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.11 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

10.12
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.12 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

10.13
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent (Incorporated by reference to Exhibit 10.13 filed with PBF Energy Inc.'s September 30, 2016 Form 10-Q (File No. 001-35764)).

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