Form 10-Q
period 2017-03-31
PBF Holding Co LLC; PBF Finance Corp
filed 2017-05-08
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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
(Note: As of January 1, 2017, each registrant was no longer subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; however, each registrant filed all reports required to be filed during the period it was subject to Section 13 or 15(d) of the Exchange Act.)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company	Emerging growth company
PBF Holding Company LLC	☐	☐	☒	☐	☐
PBF Finance Corporation	☐	☐	☒	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

PBF Holding Company LLC	☐ Yes ☐ No
PBF Finance Corporation	☐ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PBF Holding Company LLC	☐ Yes ☒ No
PBF Finance Corporation	☐ Yes ☒ No
PBF Holding Company LLC has no common stock outstanding. As of May 8, 2017, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

This Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 96.6% of the outstanding economic interests in, PBF LLC as of March 31, 2017. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as "cautionary statements," are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q and the Annual Report on Form 10-K for the year ended December 31, 2016 of PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2016 Annual Report on Form 10-K, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•our assumptions regarding payments arising under PBF Energy’s tax receivable agreement and other arrangements relating to PBF Energy;
•our expectations and timing with respect to our acquisition activity;
•our expectations with respect to our capital improvement and turnaround projects;
•the status of an air permit to transfer crude through the Delaware City refinery’s dock;

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
•adverse impacts related to legislation by the federal government lifting the restrictions on exporting U.S. crude oil;
•adverse impacts from changes in our regulatory environment, such as the effects of compliance with the California Global Warming Solutions Act (also referred to as “AB32”), or from actions taken by environmental interest groups;
•market risks related to the volatility in the price of Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standards and greenhouse gas (“GHG”) emission credits required to comply with various GHG emission programs, such as AB32;
•our ability to successfully integrate the completed acquisition of the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”) into our business and realize the benefits from such acquisition;
•liabilities arising from the Torrance Acquisition that are unforeseen or exceed our expectations; and
•any decisions we make with respect to our energy-related logistical assets that may be transferred to PBFX.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$217,545	$626,705
Accounts receivable	608,391	615,881
Accounts receivable - affiliate	20,159	7,631
Affiliate note receivable	11,600	—
Inventories	2,085,958	1,863,560
Prepaid expense and other current assets	68,835	40,536
Total current assets	3,012,488	3,154,313

Property, plant and equipment, net	2,745,377	2,728,699
Investment in equity method investee	180,056	179,882
Deferred charges and other assets, net	605,451	504,003
Total assets	$6,543,372	$6,566,897

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$373,262	$530,365
Accounts payable - affiliate	30,003	37,863
Accrued expenses	1,600,080	1,462,729
Deferred revenue	2,751	12,340
Total current liabilities	2,006,096	2,043,297

Long-term debt	1,579,686	1,576,559
Affiliate notes payable	—	86,298
Deferred tax liabilities	45,661	45,699
Other long-term liabilities	226,712	226,111
Total liabilities	3,858,155	3,977,964

Commitments and contingencies (Note 8)

Equity:
Member’s equity	2,317,366	2,155,863
Retained earnings	380,866	446,519
Accumulated other comprehensive loss	(25,641)	(25,962)
Total PBF Holding Company LLC equity	2,672,591	2,576,420
Noncontrolling interest	12,626	12,513
Total equity	2,685,217	2,588,933
Total liabilities and equity	$6,543,372	$6,566,897

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Revenues	$4,750,198	$2,800,185

Cost and expenses
Cost of sales, excluding depreciation	4,251,754	2,445,983
Operating expenses, excluding depreciation	436,853	296,639
General and administrative expenses	40,479	33,269
Equity (income) loss in investee	(3,599)	—
Loss on sale of assets	883	—
Depreciation and amortization expense	55,690	54,293
	4,782,060	2,830,184

Income (loss) from operations	(31,862)	(29,999)

Other income (expenses)
Change in fair value of catalyst leases	(2,588)	(2,885)
Interest expense, net	(30,656)	(33,271)
Income (loss) before income taxes	(65,106)	(66,155)
Income tax expense	434	32,273
Net income (loss)	(65,540)	(98,428)
Less: net income attributable to noncontrolling interests	113	303
Net income (loss) attributable to PBF Holding Company LLC	$(65,653)	$(98,731)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(65,540)	$(98,428)
Other comprehensive income:
Unrealized gain on available for sale securities	34	306
Net gain on pension and other post-retirement benefits	287	316
Total other comprehensive income	321	622
Comprehensive income (loss)	(65,219)	(97,806)
Less: comprehensive income attributable to noncontrolling interests	113	303
Comprehensive income (loss) attributable to PBF Holding Company LLC	$(65,332)	$(98,109)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(65,540)	$(98,428)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	57,869	56,532
Stock-based compensation	5,345	2,621
Change in fair value of catalyst leases	2,588	2,885
Deferred income taxes	(38)	31,487
Non-cash lower of cost or market inventory adjustment	16,039	(59,063)
Non-cash change in inventory repurchase obligations	(23,124)	35,147
Pension and other post-retirement benefit costs	10,560	7,680
Undistributed earnings of equity method investee	(174)	—
Loss on sale of assets	883	—

Changes in operating assets and liabilities:
Accounts receivable	7,490	(86,765)
Due to/from affiliates	(8,581)	746
Inventories	(238,437)	4,035
Prepaid expense and other current assets	(28,299)	(28,142)
Accounts payable	(188,813)	72,966
Accrued expenses	183,139	18,167
Deferred revenue	(9,589)	(889)
Other assets and liabilities	(25,942)	(2,200)
Net cash used in operations	(304,624)	(43,221)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(95,676)	(42,731)
Expenditures for deferred turnaround costs	(64,371)	(82,747)
Expenditures for other assets	(14,847)	(17,163)
Chalmette Acquisition working capital settlement	—	(2,659)
Net cash used in investing activities	(174,894)	(145,300)

Cash flows from financing activities:
Contributions from PBF LLC	72,000	—
Distributions to members	—	(30,829)
Repayment of affiliate notes payable	—	(517)
Repayments of PBF Rail term loan	(1,642)	—
Proceeds from revolver borrowings	200,000	—
Repayment of revolver borrowings	(200,000)	—
Net cash provided by (used in) financing activities	70,358	(31,346)

Net decrease in cash and cash equivalents	(409,160)	(219,867)
Cash and cash equivalents, beginning of period	626,705	914,749
Cash and cash equivalents, end of period	$217,545	$694,882

Supplemental cash flow disclosures
Non-cash activities:
Distribution of assets to PBF Energy Company LLC	25,547	—
Accrued and unpaid capital expenditures	53,652	7,619
Conversion of affiliate notes payable to capital contribution	86,298	—

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 96.6% of the outstanding economic interest in, PBF LLC as of March 31, 2017. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
On May 14, 2014, PBF Logistics LP (“PBFX”), a Delaware master limited partnership, completed its initial public offering (the “PBFX Offering”). PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. In connection with the PBFX Offering, PBF Holding contributed to PBFX the assets and liabilities of certain crude oil terminaling assets. In a series of additional transactions subsequent to the PBFX Offering, PBF Holding distributed certain additional assets to PBF LLC, which in turn contributed those assets to PBFX. PBF Holding and PBF LLC entered into additional transactions with PBFX since the PBFX Offering (as described in “Note 7 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of March 31, 2017, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.
Reclassification
Certain amounts previously reported in the Company's condensed consolidated financial statements for prior periods have been reclassified to conform to the 2017 presentation. These reclassifications include certain details about accrued expenses in that footnote.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Recently Adopted Accounting Guidance
Effective January 1, 2017, the Company adopted Accounting Standard Update (“ASU”) No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-06”). ASU 2016-6 was issued in March 2016 by the Financial Accounting Standards Board (“FASB”) to increase consistency in practice in applying guidance on determining if an embedded derivative is clearly and closely related to the economic characteristics of the host contract, specifically for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The Company’s adoption of this guidance did not materially impact its consolidated financial statements.
Effective January 1, 2017, the Company adopted ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 was issued by the FASB in March 2016 to simplify certain aspects of the accounting for share-based payments to employees. The guidance in ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled rather than recording excess tax benefits or deficiencies in additional paid-in capital. The guidance in ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it could prior to its adoption for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company’s adoption of this guidance did not materially impact its consolidated financial statements.
Effective January 1, 2017, the Company adopted ASU No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). ASU 2016-17 was issued by the FASB in October 2016 to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments in this ASU do not change the characteristics of a primary beneficiary in current GAAP. The amendments in this ASU require that a reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The Company’s adoption of this guidance did not materially impact its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Under ASU 2017-01, it is expected that the definition of a business will be narrowed and more consistently applied. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this ASU should be applied prospectively on or after the effective date. Early adoption of ASU 2017-01 is permitted and the Company early adopted the new standard in its consolidated financial statements and related disclosures effective January 1, 2017. The Company’s adoption of this guidance did not materially impact its consolidated financial statements.
Recent Accounting Pronouncements
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Company refers to ASU 2014-09 and these additional ASUs as the “Updated Revenue Recognition Guidance”). The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has established a working group to assess

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

the Updated Revenue Recognition Guidance, including its impact on the Company’s business processes, accounting systems, controls and financial statement disclosures. The Company’s preliminary expectation is that it will adopt this guidance using the modified retrospective method whereby a cumulative effect adjustment is recognized upon adoption and the Updated Revenue Recognition Guidance is applied prospectively. It is not anticipated that the Company will early adopt this new guidance. The working group is in the early stages of its implementation plan and continues to evaluate the impact of this new standard on the Company’s consolidated financial statements and related disclosures. Although the Company’s analysis of the new standard is still in process and interpretative and industry specific guidance is still developing, the Company currently does not expect the new standard to have a material impact on the amount or timing of revenues recognized for the majority of its revenue arrangements.
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
In March 2017, the FASB issued ASU 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
2. ACQUISITIONS
Torrance Acquisition
On July 1, 2016, the Company acquired from ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipe Line Company, the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”). The Torrance refinery, located in Torrance, California, is a high-conversion, delayed-coking refinery. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition provided the Company with a broader more diversified asset base and increased the number of operating refineries from four to five and expanded the Company’s combined crude oil throughput capacity. The acquisition also provided the Company with a presence in the PADD 5 market.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

In addition to refining assets, the transaction included a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction were several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport.
The aggregate purchase price for the Torrance Acquisition was $521,350 in cash after post closing purchase price adjustments, plus final working capital of $450,582. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand, including proceeds from certain PBF Energy equity offerings and borrowings under the Company’s asset based revolving credit agreement (the “Revolving Loan”).
The Company accounted for the Torrance Acquisition as a business combination under GAAP whereby the Company recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The purchase valuation was in process as of March 31, 2017 as the purchase price and fair value allocation may be subject to adjustment pending completion of our assessment of the estimated costs and duration of certain assumed pre-existing environmental obligations.
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
The Company’s condensed consolidated financial statements for the three months ended March 31, 2017 include the results of operations of the Torrance refinery and related logistics assets subsequent to the Torrance Acquisition whereas the same period in 2016 does not include the results of operations of such assets. On an unaudited pro forma basis, the revenues and net income of the Company assuming the Torrance Acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the Torrance Acquisition and interest expense associated with the related financing.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Three Months Ended March 31, 2016
Pro forma revenues	$3,339,691
Pro forma net loss attributable to PBF Holding LLC	$(200,167)
The unaudited amount of revenues and net loss above have been calculated after conforming accounting policies of the Torrance refinery and related logistics assets to those of the Company and certain one-time adjustments.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). While the Company’s condensed consolidated financial statements for both the three months ended March 31, 2017 and 2016 include the results of operations of Chalmette Refining, the final working capital settlement for the Chalmette Acquisition was finalized in the first quarter of 2016. Additionally, certain acquisition related costs for the Chalmette Acquisition were recorded in the first quarter of 2016.
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions of $372 and $4,724 in the three months ended March 31, 2017 and 2016, respectively. These costs are included in the condensed consolidated statements of operations in General and administrative expenses.
3. INVENTORIES
Inventories consisted of the following:

March 31, 2017
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,333,336	$—	$1,333,336
Refined products and blendstocks	920,573	351,917	1,272,490
Warehouse stock and other	92,159	—	92,159
	$2,346,068	$351,917	$2,697,985
Lower of cost or market adjustment	(513,090)	(98,937)	(612,027)
Total inventories	$1,832,978	$252,980	$2,085,958

December 31, 2016
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,102,007	$—	$1,102,007
Refined products and blendstocks	915,397	352,464	1,267,861
Warehouse stock and other	89,680	—	89,680
	$2,107,084	$352,464	$2,459,548
Lower of cost or market adjustment	(492,415)	(103,573)	(595,988)
Total inventories	$1,614,669	$248,891	$1,863,560

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Inventory under inventory intermediation arrangements included certain light finished products sold to counterparties in connection with the amended and restated inventory intermediation agreements (“A&R Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) and stored in the Paulsboro and Delaware City refineries’ storage facilities.
During the three months ended March 31, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased both operating income and net income by $16,039 reflecting the net change in the lower of cost or market inventory reserve from $595,988 at December 31, 2016 to $612,027 at March 31, 2017. During the three months ended March 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $59,063 reflecting the net change in the lower of cost or market inventory reserve from $1,117,336 at December 31, 2015 to $1,058,273 at March 31, 2016.
4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
Inventory-related accruals	$797,959	$810,027
Inventory intermediation arrangements	233,289	225,524
Renewable energy credit and emissions obligations	182,328	70,158
Excise and sales tax payable	98,524	86,046
Accrued transportation costs	80,882	89,830
Accrued refinery maintenance and support costs	38,285	28,670
Accrued utilities	35,563	44,190
Accrued interest	24,091	28,934
Accrued capital expenditures	21,942	33,610
Customer deposits	21,758	9,215
Accrued salaries and benefits	13,513	17,466
Environmental liabilities	9,538	8,882
Other	42,408	10,177
Total accrued expenses	$1,600,080	$1,462,729
The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron. As of March 31, 2017 and December 31, 2016, a liability is recognized for the inventory intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the A&R Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
The Company is subject to obligations to purchase RINs required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures to address environmental compliance and greenhouse gas and other emissions, including AB 32 in California. These

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs, which have contributed to the increase in accrued environmental liabilities and emission obligations following the Torrance Acquisition. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.
5. INCOME TAXES
PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes. Accordingly, there is generally no benefit or provision for federal or state income tax in the PBF Holding financial statements apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining and the Company’s wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.
The two acquired subsidiaries incurred $224 and $799 of income tax expense for the three months ended March 31, 2017 and 2016, respectively. PBF Holding incurred income tax expense of $210 and $31,474 attributable to PBF Ltd. for the three months ended March 31, 2017 and 2016, respectively. During the preparation of the financial statements for the first quarter of 2016, management determined that the deferred income tax liabilities for PBF Ltd. were understated for prior periods. For the three months ended March 31, 2016, the Company incurred $30,602 of deferred tax expense and $121 of current tax expense relating to a correction of prior periods.
6. AFFILIATE NOTES PAYABLE
As of March 31, 2017, PBF Holding had no outstanding affiliate notes payable with PBF Energy and PBF LLC ($86,298 outstanding as of December 31, 2016). The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium. Additional borrowings may be made by PBF Holding under such affiliate notes payable from time to time. In the fourth quarter of 2016, the notes were extended to 2021. In the fourth quarter of 2016, PBF LLC converted $379,947 of the outstanding notes payable from PBF Holding to a capital contribution. In the first quarter of 2017, PBF LLC converted the full amount of outstanding notes payable from PBF Holding of $86,298 to a capital contribution. Therefore, as of March 31, 2017, PBF Holding had no outstanding affiliate notes payable with PBF Energy and PBF LLC ($86,298 outstanding as of December 31, 2016).
7. RELATED PARTY TRANSACTIONS
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
Contribution Agreements
Immediately prior to the closing of certain contribution agreements, which PBF LLC entered into with PBFX (collectively referred to as the “Contribution Agreements”), PBF Holding contributed certain assets to PBF LLC. PBF LLC in turn contributed those assets to PBFX pursuant to the Contribution Agreements. Certain proceeds received by PBF LLC from PBFX in accordance with the Contribution Agreements were subsequently contributed by PBF LLC to PBF Holding.
Pursuant to a Contribution Agreement entered into on February 15, 2017, PBF Holding contributed all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) to PBF LLC. PBFX Operating Company LP (“PBFX Op Co”), PBFX’s wholly-owned subsidiary, in turn acquired the limited liability company interests in PNGPC from PBF LLC in connection with the Contribution Agreement

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

effective February 28, 2017. PNGPC owns and operates the Paulsboro Natural Gas Pipeline, an existing interstate natural gas pipeline which serves PBF Holding's Paulsboro refinery, and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). PNGPC has FERC approval for, and is in the process of constructing, a new pipeline (the “New Pipeline”) to replace the existing pipeline.
In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11,600 intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding (the “Promissory Note”), (ii) expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.
Commercial Agreements
In connection with the Contribution Agreements, PBF Holding entered into long-term, fee-based commercial agreements with PBFX. Under these agreements, PBFX provides various pipeline, rail and truck terminaling and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. The fees under each of these agreements are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. PBF Holding believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
These commercial agreements (as defined in the table below) with PBFX include:

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Service Agreements	Initiation Date	Initial Term	Renewals (a)	Minimum Volume Commitments	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- Emido Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (b)	9/1/2011	15 years	Evergreen	N/A
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (c)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (d)	See note (d)	10 years	2 x 5	625,000 barrels
____________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms as applicable in the table above.

(b)
In connection with the PNGPC Acquisition, PBFX assumed the current commercial transportation agreement between PNGPC and the Paulsboro refinery. Subsequent to the completion of the New Pipeline, PBF Holding will enter into a new transportation agreement with PBFX.

(c)	Reflects the overall capacity of the storage facility. The storage MVC is subject to effective operating capacity of each tank which can be impacted by routine tank maintenance and other factors.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

(d)	The Chalmette Storage Agreement was entered into on February 15, 2017 but commences at the earlier of November 1, 2017 or the completion of the Chalmette Storage Tank construction (as defined below).

In addition, PBF Holding entered into additional commercial agreements with PBFX related to the four refined products terminals in the greater Philadelphia region (the “East Coast Terminals”) acquired by PBFX in April 2016. These agreements have initial terms ranging from approximately three months to five years and include:

•	tank lease agreements, under which PBFX provides tank lease services to PBF Holding at the East Coast Terminals, with MVCs of total aggregate shell capacity; and

•
terminaling service agreements, under which PBFX provides terminaling and other services to PBF Holding at the East Coast Terminals. The terminaling service agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding with a 15,000 bpd MVC.

Other Agreements
In addition to the commercial agreements described above, at the closing of the PBFX Offering, PBFX entered into an omnibus agreement, which has been amended and restated in connection with the closing of certain transactions contemplated by the Contribution Agreements with PBF GP, PBF LLC and PBF Holding (as amended, the “Omnibus Agreement”). The Omnibus Agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. The annual fee was increased to $6,900 per year effective as of January 1, 2017.
In connection with the PBFX Offering, PBFX also entered into an Operation and Management Services and Secondment Agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provides PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. On February 28, 2017, PBF Holding and PBFX entered into the Fifth Amended and Restated Services Agreement (as amended, the “Services Agreement”) in connection with the PNGPC Acquisition resulting in an increase to the annual fee to $6,696. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30 days’ notice.
On February 15, 2017, PBF Holding into a ten-year storage services agreement (the “Chalmette Storage Agreement”) with PBFX Op Co under which PBFX Op Co will provide storage services to PBF Holding upon the earlier of November 1, 2017 and the completion of construction of a new tank at the Chalmette refinery (the “Chalmette Storage Tank”). PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) have entered into a twenty-year lease for the premises upon which the tank will be located (the “Lease”) and a project management agreement pursuant to which Chalmette Refining will manage the construction of the tank. The Lease can be extended by PBFX Op Co for two additional ten year terms.
Summary of Transactions with PBFX
A summary of revenue and expense transactions with PBFX is as follows:

	Three Months Ended March 31,
	2017	2016
Revenues under affiliate agreements:
Services Agreement	$1,618	$1,122
Omnibus Agreement	1,654	844
Total expenses under affiliate agreements	56,202	36,549

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

8. COMMITMENTS AND CONTINGENCIES
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11,454 recorded as of March 31, 2017 ($10,792 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. This liability is self-guaranteed by the Company.
In connection with the acquisition of the Delaware City assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.
In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco, Inc. (R&M) (“Sunoco”) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011 subject to certain limitations.
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
On January 24, 2017, in connection with a Clean Air Act inspection in May 2014 by the EPA to determine compliance with 40 CFR Subpart 68 Chemical Accident Prevention Provisions, EPA notified the Chalmette refinery of its intent to bring an enforcement action on two findings from the audit. No settlement or penalty demand has been received to date. It is reasonably possible that EPA will assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information. On February 7, 2017, DCR responded to the NOV. On March 10, 2017, DNREC issued a $150 fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City refinery for violating the 2013 Secretary’s Order. DNREC’s investigation found that PBF Energy violated the Order throughout 2014, when it made 17 barge shipments of crude oil over 15 days to locations other than the Paulsboro refinery. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Paulsboro refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The final opinion and order of the Board was issued March 16, 2017. The appellants filed an appeal of the Board’s decision with the Delaware Superior Court on March 30, 2017.
On February 3, 2011, EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. The refinery and the EPA have reached agreement on settlement, which includes a civil penalty of $180. The refinery is waiting for the consent decree to be lodged.
On February 14, 2017, the New Jersey Department of Environmental Protection (“NJDEP”) submitted a proposed Administrative Consent Order (“ACO”) which covers air emission violations from 2013 through 2016 and work practice standards that were not subject to an affirmative defense at the Paulsboro refinery. In settlement of the violations, the NJDEP has proposed that the Paulsboro refinery pay a civil administrative penalty of $313, which includes $153 for a supplemental environmental project. If the offer is accepted, the remaining $160 shall be remitted by the Paulsboro refinery within 30 days of receipt of the offer. This amount is not material to the Company, individually or in the aggregate.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $140,417 as of March 31, 2017 ($142,456 as of December 31, 2016), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring and other clean up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery. Specifically, the Company assumed responsibility for specified NOVs issued by the Southern California Air Quality Management District (“SCAQMD”) in various years before the Company’s ownership.
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
The Company’s operations and many of the products it manufactures are subject to certain specific requirements of the Clean Air Act (the “CAA”) and related state and local regulations. The CAA contains provisions that require capital expenditures for the installation of certain air pollution control devices at the Company’s refineries. Subsequent rule making authorized by the CAA or similar laws or new agency interpretations of existing rules, may necessitate additional expenditures in future years.
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. Most of the Northeastern states will now require heating oil with 15 PPM or less sulfur by July 1, 2018 (except for Pennsylvania and Maryland - where less than 500 ppm sulfur is required). All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company’s financial position, results of operations or cash flows.
The EPA issued the final Tier 3 Gasoline standards on March 3, 2014 under the CAA. This final rule establishes more stringent vehicle emission standards and further reduces the sulfur content of gasoline starting in January 2017.  The new standard is set at 10 PPM sulfur in gasoline on an annual average basis starting January 1, 2017, with a credit trading program to provide compliance flexibility. The EPA responded to industry comments on the proposed rule and maintained the per gallon sulfur cap on gasoline at the existing 80 PPM cap. The facilities are complying with these new requirements as planned, either directly or using flexibility provided by sulfur credits generated or purchased in advance as an economic optimization. The standards set by the new rule are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The EPA published the final 2014-2016 standards under the Renewable Fuels Standard (“RFS”) late in 2015 and issued final 2017 RFS standards in November 2016. It is not clear that renewable fuel producers will be able to produce the volumes of these fuels required for blending in accordance with the 2017 standards. The final 2017 cellulosic standard is at approximately 135% of the 2016 standard. It is likely that cellulosic RIN production will be lower than needed forcing obligated parties, such as the Company, to purchase cellulosic “waiver credits” to comply in 2017 (the waiver credit option by regulation is only available for the cellulosic standard). The advanced and total RIN requirements were raised (by 7% and 3% respectively) above the original proposed level in May 2016. Production of advanced RINs has been below what is needed for compliance in 2016. Obligated parties, such as the Company, will likely be relying on the nesting feature of the biodiesel RIN to comply with the advanced standard in 2017. While the Company believes that total RIN production will be adequate for 2016 needs, the new 2017 standard will put obligated parties up against the E10 blendwall leaving little flexibility. Compliance in 2017 will likely rely on obligated parties drawing down the supply of excess RINs collectively known as the “RIN bank” and could tighten the RIN market potentially raising RIN prices further. The Company is actively supporting a proposal to change the point of obligation under the RFS program to the “blender” of renewable fuels. The Company believes this proposed change will level the playing field between participating parties in the program. The new presidential administration may be supportive of this proposal. Depending on how the new administration addresses this proposal and any future changes to the RFS 2 program there could be a material impact on the Company’s cost of compliance with RFS 2.
In addition, on December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

ambient fence line monitoring for benzene will need to be implemented by January 30, 2018. The Company is currently evaluating the final standards to evaluate the impact of this regulation, and at this time does not anticipate it will have a material impact on the Company’s financial position, results of operations or cash flows.
The EPA published a Final Rule to the Clean Water Act (“CWA”) Section 316(b) in August 2014 regarding cooling water intake structures, which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (“BTA”) as soon as possible, but state agencies have the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.
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
However, subsequent to the acquisition, the Company is recovering the majority of these costs from its customers, and as such does not expect this obligation to materially impact the Company’s financial position, results of operations, or cash flows. To the degree there are unfavorable changes to AB 32 or SB 32 regulations or the Company is unable to recover such compliance costs from customers, these regulations could have a material adverse effect on our financial position, results of operations and cash flows.
The Company is subject to obligations to purchase RINs required to comply with the RFS. In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. On October 13, 2016, PBF Holding and its subsidiaries, Toledo Refining Company LLC and Delaware City Refining Company LLC, were notified by the EPA that its records indicated that these entities used potentially invalid RINs. The EPA directed each of the subsidiaries to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The invalid RINs have been retired and the Company has executed settlement agreements with the EPA requiring the payment of penalties of $550.
On February 15, 2017, the Company received another notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (QAP) by an independent auditor as QAP A RINs. Under the regulations use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. The Company has asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept the Company’s defense and may assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro-rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro-rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
Tax Receivable Agreement
PBF Energy (the Company’s indirect parent) entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B Unit holders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to such persons of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis, as described below, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefits deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of purchases or exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless: (i) PBF Energy exercises its right to terminate the Tax Receivable Agreement, (ii) PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or (iii) certain changes of control occur, in which case all obligations under the Tax Receivable Agreement will generally be accelerated and due as calculated under certain assumptions.
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or the Company. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 96.6% interest in PBF LLC as of March 31, 2017 (96.5% as of December 31, 2016). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
9. EMPLOYEE BENEFIT PLANS
In August 2016 the Company amended the PBF Energy Pension Plan and the Post-Retirement Medical Plan to, among other things, incorporate into the plan all employees who became employed at the Company’s California locations on July 1, 2016, in connection with the Torrance Acquisition. The amendments to the plan were effective

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

as of July 1, 2016. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended March 31,
Pension Benefits	2017	2016
Components of net periodic benefit cost:
Service cost	$10,143	$7,340
Interest cost	1,084	776
Expected return on plan assets	(1,442)	(1,106)
Amortization of prior service cost	13	13
Amortization of actuarial loss (gain)	113	194
Net periodic benefit cost	$9,911	$7,217

	Three Months Ended March 31,
Post-Retirement Medical Plan	2017	2016
Components of net periodic benefit cost:
Service cost	$316	$220
Interest cost	172	134
Amortization of prior service cost	161	109
Amortization of actuarial loss (gain)	—	—
Net periodic benefit cost	$649	$463

10. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2017 and December 31, 2016.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

	As of March 31, 2017
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$30,663	$—	$—	$30,663	N/A	$30,663
Commodity contracts	17,980	290	—	18,270	(16,422)	1,848
Derivatives included with inventory intermediation agreement obligations	—	29,182	—	29,182	—	29,182
Liabilities:
Commodity contracts	13,132	3,290	—	16,422	(16,422)	—
Catalyst lease obligations	—	48,558	—	48,558	—	48,558

	As of December 31, 2016
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,837	$—	$—	$342,837	N/A	$342,837
Commodity contracts	948	35	—	983	(983)	—
Derivatives included with inventory intermediation agreement obligations	—	6,058	—	6,058	—	6,058
Liabilities:
Commodity contracts	859	3,548	84	4,491	(983)	3,508
Catalyst lease obligations	—	45,969	—	45,969	—	45,969
The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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

•
The derivatives included with inventory intermediation agreement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2017 and December 31, 2016, $9,513 and $9,440, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$(84)	$3,543
Purchases	—	—
Settlements	45	(256)
Unrealized gain (loss) included in earnings	39	(1,372)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$—	$1,915

There were no transfers between levels during the three months ended March 31, 2017 or 2016.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes due 2020 (a)	$671,189	$692,332	$670,867	$696,098
Senior Secured Notes due 2023 (a)	500,000	506,911	500,000	498,801
Revolving Loan (b)	350,000	350,000	350,000	350,000
PBF Rail Term Loan (b)	33,358	33,358	35,000	35,000
Catalyst leases (c)	48,558	48,558	45,969	45,969
	1,603,105	1,631,159	1,601,836	1,625,868
Less - Current maturities	—	—	—	—
Less - Unamortized deferred financing costs	23,419	n/a	25,277	n/a
Long-term debt	$1,579,686	$1,631,159	$1,576,559	$1,625,868

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
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

11. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company entered into Inventory Intermediation Agreements commencing in July 2013 that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying intermediates and refined products. The level of activity for these derivatives is based on the level of operating inventories.
As of March 31, 2017, there were 3,471,786 barrels of intermediates and refined products (2,942,348 barrels at December 31, 2016) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2016) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2017, there were 14,845,000 barrels of crude oil and 6,714,000 barrels of refined products (5,950,000 and 2,831,000, respectively, as of December 31, 2016), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of March 31, 2017 and December 31, 2016 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
March 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$29,182
December 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,058

Derivatives not designated as hedging instruments:
March 31, 2017:
Commodity contracts	Accounts receivable	$1,848
December 31, 2016:
Commodity contracts	Accrued expenses	$3,508

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the condensed consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended March 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$23,124
For the three months ended March 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(35,146)

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2017:
Commodity contracts	Cost of sales	$391
For the three months ended March 31, 2016:
Commodity contracts	Cost of sales	$(19,953)

Hedged items designated in fair value hedges:
For the three months ended March 31, 2017:
Intermediate and refined product inventory	Cost of sales	$(23,124)
For the three months ended March 31, 2016:
Intermediate and refined product inventory	Cost of sales	$35,146
The Company had no ineffectiveness related to the Company’s fair value hedges for the three months ended March 31, 2017 and 2016.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

12. SUBSEQUENT EVENTS
Dividend Declared
On May 4, 2017, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 31, 2017 to PBF Energy Class A common stockholders of record at the close of business on May 16, 2017.
Inventory Intermediation Agreements
On May 4, 2017, PBF Holding and its subsidiaries, DCR and PRC, entered into amendments to the inventory intermediation agreements (as amended, the "Intermediation Agreement Amendments") with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. The Intermediation Agreement Amendment by and among J. Aron, PBF Holding and PRC relating to the A&R Intermediation Agreement for the Paulsboro refinery extends the term to January 2, 2018, which term may be further extended by mutual consent of the parties to July 1, 2019. The Intermediation Agreement Amendment by and among J. Aron, PBF Holding and DCR relating to the A&R Intermediation Agreement for the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC, Chalmette Refining, L.L.C., PBF Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the Senior Secured Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer”. The indentures dated February 9, 2012 and November 24, 2015, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries”. PBF Energy Limited, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, TVP Holding Company LLC (“TVP Holding”), Torrance Basin Pipeline Company LLC and Torrance Pipeline Company LLC are consolidated subsidiaries of the Company that are not guarantors of the Senior Secured Notes. Additionally, our 50% equity investment in Torrance Valley Pipeline Company, held by TVP Holding is included in our Non-Guarantor financial position and results of operations and cash flows as TVP Holding is not a guarantor of the Senior Secured Notes.
The Senior Secured Notes were co-issued by PBF Finance. For purposes of the following footnote, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.
The following supplemental combining and condensed consolidating financial information reflects the Issuer’s separate accounts, the combined accounts of the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, the combining and consolidating adjustments and eliminations and the Issuer’s consolidated accounts for the dates and periods indicated. For purposes of the following combining and consolidating information, the Issuer’s investment in its subsidiaries and the Guarantor subsidiaries’ investments in their subsidiaries are accounted for under the equity method of accounting.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	March 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$134,312	$36,705	$46,528	$—	$217,545
Accounts receivable	577,601	6,863	23,927	—	608,391
Accounts receivable - affiliate	652	18,908	599	—	20,159
Affiliate note receivable	—	11,600	—	—	11,600
Inventories	1,877,091	—	208,867	—	2,085,958
Prepaid expense and other current assets	26,453	42,153	229	—	68,835
Due from related parties	25,381,354	22,185,000	5,190,264	(52,756,618)	—
Total current assets	27,997,463	22,301,229	5,470,414	(52,756,618)	3,012,488

Property, plant and equipment, net	31,859	2,472,462	241,056	—	2,745,377
Investment in subsidiaries	340,774	436,400	—	(777,174)	—
Investment in equity method investee	—	—	180,056	—	180,056
Deferred charges and other assets, net	32,393	573,058	—	—	605,451
Total assets	$28,402,489	$25,783,149	$5,891,526	$(53,533,792)	$6,543,372

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$199,929	$163,115	$10,218	$—	$373,262
Accounts payable - affiliate	30,030	68	(95)	—	30,003
Accrued expenses	1,286,243	145,614	168,223	—	1,600,080
Deferred revenue	1,326	1,412	13	—	2,751
Due to related parties	22,670,320	24,878,148	5,208,150	(52,756,618)	—
Total current liabilities	24,187,848	25,188,357	5,386,509	(52,756,618)	2,006,096

Long-term debt	1,498,238	48,503	32,945	—	1,579,686
Deferred tax liabilities	—	—	45,661	—	45,661
Other long-term liabilities	31,186	192,056	3,470	—	226,712
Total liabilities	25,717,272	25,428,916	5,468,585	(52,756,618)	3,858,155

Commitments and contingencies

Equity:
Member’s equity	2,317,366	1,714,778	371,731	(2,086,509)	2,317,366
Retained earnings / (Accumulated deficit)	380,866	(1,364,935)	51,210	1,313,725	380,866
Accumulated other comprehensive (loss) income	(25,641)	(8,236)	—	8,236	(25,641)
Total PBF Holding Company LLC equity	2,672,591	341,607	422,941	(764,548)	2,672,591
Noncontrolling interest	12,626	12,626	—	(12,626)	12,626
Total equity	2,685,217	354,233	422,941	(777,174)	2,685,217
Total liabilities and equity	$28,402,489	$25,783,149	$5,891,526	$(53,533,792)	$6,543,372

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	December 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$530,085	$56,717	$41,366	$(1,463)	$626,705
Accounts receivable	599,147	7,999	8,735	—	615,881
Accounts receivable - affiliate	2,432	4,504	695	—	7,631
Inventories	1,680,058	—	183,502	—	1,863,560
Prepaid expense and other current assets	27,443	12,933	160	—	40,536
Due from related parties	24,141,120	21,883,569	4,692,799	(50,717,488)	—
Total current assets	26,980,285	21,965,722	4,927,257	(50,718,951)	3,154,313

Property, plant and equipment, net	33,772	2,452,877	242,050	—	2,728,699
Investment in subsidiaries	705,034	440,377	—	(1,145,411)	—
Investment in equity method investee	—	—	179,882	—	179,882
Deferred charges and other assets, net	12,317	491,673	13	—	504,003
Total assets	$27,731,408	$25,350,649	$5,349,202	$(51,864,362)	$6,566,897

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$360,260	$157,277	$14,291	$(1,463)	$530,365
Accounts payable - affiliate	37,077	786	—	—	37,863
Accrued expenses	1,094,581	201,935	166,213	—	1,462,729
Deferred revenue	10,901	1,438	1	—	12,340
Due to related parties	22,027,065	24,031,520	4,658,903	(50,717,488)	—
Total current liabilities	23,529,884	24,392,956	4,839,408	(50,718,951)	2,043,297

Long-term debt	1,496,085	45,908	34,566	—	1,576,559
Affiliate notes payable	86,298	—	—	—	86,298
Deferred tax liabilities	—	—	45,699	—	45,699
Other long-term liabilities	30,208	192,204	3,699	—	226,111
Total liabilities	25,142,475	24,631,068	4,923,372	(50,718,951)	3,977,964

Commitments and contingencies

Equity:
Member’s equity	2,155,863	1,714,997	374,067	(2,089,064)	2,155,863
Retained earnings / (accumulated deficit)	446,519	(999,693)	51,763	947,930	446,519
Accumulated other comprehensive (loss) income	(25,962)	(8,236)	—	8,236	(25,962)
Total PBF Holding Company LLC equity	2,576,420	707,068	425,830	(1,132,898)	2,576,420
Noncontrolling interest	12,513	12,513	—	(12,513)	12,513
Total equity	2,588,933	719,581	425,830	(1,145,411)	2,588,933
Total liabilities and equity	$27,731,408	$25,350,649	$5,349,202	$(51,864,362)	$6,566,897

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$4,725,779	$625,769	$529,905	$(1,131,255)	$4,750,198

Costs and expenses
Cost of sales, excluding depreciation	4,360,620	497,774	524,615	(1,131,255)	4,251,754
Operating expenses, excluding depreciation	(5)	429,530	7,328	—	436,853
General and administrative expenses	33,695	7,165	(381)	—	40,479
Equity (income) loss in investee	—	—	(3,599)	—	(3,599)
Loss on sale of assets	—	883	—	—	883
Depreciation and amortization expense	1,762	52,047	1,881	—	55,690
	4,396,072	987,399	529,844	(1,131,255)	4,782,060

Income (loss) from operations	329,707	(361,630)	61	—	(31,862)

Other income (expenses)
Equity in earnings (loss) of subsidiaries	(365,129)	(553)	—	365,682	—
Change in fair value of catalyst leases	—	(2,588)	—	—	(2,588)
Interest expense, net	(30,118)	(358)	(180)	—	(30,656)
Income (loss) before income taxes	(65,540)	(365,129)	(119)	365,682	(65,106)
Income tax expense	—	—	434	—	434
Net income (loss)	(65,540)	(365,129)	(553)	365,682	(65,540)
Less: net income (loss) attributable to noncontrolling interests	113	113	—	(113)	113
Net income (loss) attributable to PBF Holding Company LLC	$(65,653)	$(365,242)	$(553)	$365,795	$(65,653)

Comprehensive income (loss) attributable to PBF Holding Company LLC	$(65,332)	$(365,242)	$(553)	$365,795	$(65,332)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$2,795,916	$49,619	$320,720	$(366,070)	$2,800,185

Costs and expenses
Cost of sales, excluding depreciation	2,439,388	63,970	308,695	(366,070)	2,445,983
Operating expenses, excluding depreciation	(372)	294,034	2,977	—	296,639
General and administrative expenses	28,697	6,851	(2,279)	—	33,269
Depreciation and amortization expense	1,697	50,742	1,854	—	54,293
	2,469,410	415,597	311,247	(366,070)	2,830,184

Income (loss) from operations	326,506	(365,978)	9,473	—	(29,999)

Other income (expenses)
Equity in earnings (loss) of subsidiaries	(392,593)	—	—	392,593	—
Change in fair value of catalyst leases	—	(2,885)	—	—	(2,885)
Interest expense, net	(32,341)	(358)	(572)	—	(33,271)
Income (loss) before income taxes	(98,428)	(369,221)	8,901	392,593	(66,155)
Income tax expense	—	—	32,273	—	32,273
Net income (loss)	(98,428)	(369,221)	(23,372)	392,593	(98,428)
Less: net income attributable to noncontrolling interests	303	303	—	(303)	303
Net income (loss) attributable to PBF Holding Company LLC	$(98,731)	$(369,524)	$(23,372)	$392,896	$(98,731)

Comprehensive income (loss) attributable to PBF Holding Company LLC	$(98,109)	$(369,524)	$(23,372)	$392,896	$(98,109)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(65,540)	$(365,129)	$(553)	$365,682	$(65,540)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operations:
Depreciation and amortization	3,914	52,054	1,901	—	57,869
Stock-based compensation	—	5,345	—	—	5,345
Change in fair value of catalyst leases	—	2,588	—	—	2,588
Deferred income taxes	—	—	(38)	—	(38)
Non-cash lower of cost or market inventory adjustment	16,039	—	—	—	16,039
Non-cash change in inventory repurchase obligations	(23,124)	—	—	—	(23,124)
Pension and other post-retirement benefit costs	1,651	8,909	—	—	10,560
Undistributed earnings of equity method investee	—	—	(174)	—	(174)
Loss on sale of assets	—	883	—	—	883
Equity in earnings of subsidiaries	365,129	553	—	(365,682)	—
Changes in operating assets and liabilities:
Accounts receivable	21,546	1,136	(15,192)	—	7,490
Due to/from affiliates	(580,598)	520,234	51,783	—	(8,581)
Inventories	(213,072)	—	(25,365)	—	(238,437)
Prepaid expenses and other current assets	992	(29,222)	(69)	—	(28,299)
Accounts payable	(160,331)	(25,872)	(4,073)	1,463	(188,813)
Accrued expenses	196,138	(14,993)	1,994	—	183,139
Deferred revenue	(9,575)	(26)	12	—	(9,589)
Other assets and liabilities	(14,962)	(7,752)	(3,228)	—	(25,942)
Net cash (used in) provided by operations	(461,793)	148,708	6,998	1,463	(304,624)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(527)	(94,955)	(194)	—	(95,676)
Expenditures for deferred turnaround costs	—	(64,371)	—	—	(64,371)
Expenditures for other assets	—	(14,847)	—	—	(14,847)
Net cash used in investing activities	(527)	(174,173)	(194)	—	(174,894)

Cash flows from financing activities:
Contributions from PBF LLC	72,000	—	—	—	72,000
Repayments of PBF Rail term loan	—	—	(1,642)	—	(1,642)
Proceeds from revolver borrowings	200,000	—	—	—	200,000
Repayment of revolver borrowings	(200,000)	—	—	—	(200,000)
Due to/from affiliates	(5,453)	5,453	—	—	—
Net cash provided by (used in) financing activities	66,547	5,453	(1,642)	—	70,358

Net (decrease) increase in cash and cash equivalents	(395,773)	(20,012)	5,162	1,463	(409,160)
Cash and cash equivalents, beginning of period	530,085	56,717	41,366	(1,463)	626,705
Cash and cash equivalents, end of period	$134,312	$36,705	$46,528	$—	$217,545

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Three Months Ended March 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(98,428)	$(369,221)	$(23,372)	$392,593	$(98,428)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operations:
Depreciation and amortization	3,884	50,700	1,948	—	56,532
Stock-based compensation	—	2,621	—	—	2,621
Change in fair value of catalyst leases	—	2,885	—	—	2,885
Deferred income taxes	—	—	31,487	—	31,487
Non-cash change in inventory repurchase obligations	—	35,147	—	—	35,147
Non-cash lower of cost of market inventory adjustment	(78,159)	19,096	—	—	(59,063)
Pension and other post-retirement benefit costs	1,732	5,948	—	—	7,680
Equity in earnings of subsidiaries	392,593	—	—	(392,593)	—
Changes in operating assets and liabilities:
Accounts receivable	(97,973)	6,717	4,491	—	(86,765)
Due to/from affiliates	(412,569)	416,735	(3,420)	—	746
Inventories	55,526	(28,387)	(23,104)	—	4,035
Prepaid expense and other current assets	(6,227)	(22,016)	101	—	(28,142)
Accounts payable	35,441	37,120	(577)	982	72,966
Accrued expenses	(119)	(3,661)	21,947	—	18,167
Deferred revenue	(889)	—	—	—	(889)
Other assets and liabilities	(41)	(3,511)	1,352	—	(2,200)
Net cash provided by (used in) operations	(205,229)	150,173	10,853	982	(43,221)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(5,466)	(37,260)	(5)	—	(42,731)
Expenditures for deferred turnaround costs	—	(82,747)	—	—	(82,747)
Expenditures for other assets	—	(17,163)	—	—	(17,163)
Chalmette Acquisition working capital settlement	—	(2,659)	—	—	(2,659)
Net cash used in investing activities	(5,466)	(139,829)	(5)	—	(145,300)

Cash flows from financing activities:
Distributions to members	(30,829)	—	—	—	(30,829)
Repayment of affiliate notes payable	(517)	—	—	—	(517)
Net cash used in financing activities	(31,346)	—	—	—	(31,346)

Net increase (decrease) in cash and cash equivalents	(242,041)	10,344	10,848	982	(219,867)
Cash and cash equivalents, beginning of period	882,820	6,236	28,968	(3,275)	914,749
Cash and cash equivalents, end of period	$640,779	$16,580	$39,816	$(2,293)	$694,882

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Holding Company LLC included in the Annual Report on Form 10-K for the year ended December 31, 2016 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Holding and its consolidated subsidiaries.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. As of March 31, 2017, we own and operate five domestic oil refineries and related assets. As of March 31, 2017, our refineries have a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. The Company’s oil refineries are aggregated into one reportable segment.
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
We are a wholly-owned subsidiary of PBF LLC and an indirect subsidiary of PBF Energy. PBF Finance is a wholly-owned subsidiary of ours. We are the parent company for PBF LLC’s refinery operating subsidiaries.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.

Torrance Acquisition
On July 1, 2016, we acquired from ExxonMobil Oil Corporation (“ExxonMobil”) and its subsidiary, Mobil Pacific Pipeline Company (together, the “Torrance Sellers”), the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”). The Torrance refinery is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets.
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
The purchase price for the assets was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million. The purchase valuation was in process as of March 31, 2017 as the purchase price and fair value allocation may be subject to adjustment pending completion of our assessment of the estimated costs and duration of certain assumed pre-existing environmental obligations. The transaction was financed through a combination of cash on hand, including proceeds from certain PBF Energy equity offerings, and borrowings under our asset based revolving credit agreement (the “Revolving Loan”).
PNGPC Contribution Agreement
On February 15, 2017, PBFX entered into a contribution agreement (the “PNGPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the PNGPC Contribution Agreement, we distributed to PBF LLC and PBFX’s wholly owned subsidiary, PBFX Operating Company LP (“PBFX Op Co”), acquired from PBF LLC all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an existing interstate natural gas pipeline that originates in Delaware County, Pennsylvania, at an interconnection with Texas Eastern pipeline that runs under the Delaware River and terminates at the delivery point to our refinery at Paulsboro, New Jersey, and is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). PNGPC has FERC approval for, and is in the process of constructing, a new 24” pipeline (the “New Pipeline”) to replace the existing pipeline. In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11.6 million intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of ours (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.
Chalmette Storage Tank Lease
On February 15, 2017, we entered into a ten-year storage services agreement (the “Chalmette Storage Agreement”) with PBFX Op Co under which PBFX Op Co will provide storage services to us upon the earlier of November 1, 2017 and the completion of construction of a new tank with a shell capacity of 625,000 barrels at our Chalmette refinery (the “Chalmette Storage Tank”). PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) have entered into a twenty-year lease for the premises upon which the tank will be located (the “Lease”) and a project management agreement pursuant to which Chalmette Refining will manage the construction of the tank. The Chalmette Storage Agreement can be extended by us for two additional five-year periods. Under the Chalmette Storage Agreement, PBFX will provide us with storage services in return for storage fees. The storage services require PBFX to accept, redeliver and store all products tendered by us in the tank and we will pay a monthly fee of $0.60 per barrel of shell capacity. The Lease can be extended by PBFX Op Co for two additional 10 year periods.
TVPC Contribution Agreement
On August 31, 2016, PBFX entered into a contribution agreement (the “TVPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBF Holding distributed to PBF LLC and PBFX acquired from PBF LLC 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”), whose assets consist of the 189-mile San Joaquin Valley

Pipeline system, including the M55, M1 and M70 Pipeline System, including 11 pipeline stations with storage capability and truck unloading capability at two of the stations. Subsequent to the distribution of TVPC pursuant to the TVPC Contribution Agreement, PBF Holding deconsolidated TVPC and has recognized an equity investment in TVPC for its 50% noncontrolling interest.
Agreements with PBFX
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by our indirect parent company, PBF Energy, to own or lease, operate, develop and acquire crude oil, refined petroleum products and natural gas terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of its refineries, as well as for third party customers.
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). Beginning with the completion of the PBFX Offering, we have entered into a series of agreements with PBFX, including contribution, commercial and operational agreements. Each of these agreements and their impact to our operations is described in “Note 7 - Related Party Transactions” in our condensed consolidated financial statements.
A summary of revenue and expense transactions with PBFX is as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Revenues under affiliate agreements:
Services Agreement	$1.6	$1.1
Omnibus Agreement	1.7	0.8
Total expenses under affiliate agreements	56.2	36.5
Amended and Restated Asset Based Revolving Credit Facility
The Third Amended and Restated Revolving Credit Agreement (“Revolving Loan”) is available to be used for working capital and other general corporate purposes. As noted in “Note 2 - Acquisitions”, we took down an advance under our Revolving Loan to partially fund the Torrance Acquisition in 2016. The outstanding balance under our Revolving Loan was $350.0 million and $350.0 million as of March 31, 2017 and December 31, 2016, respectively. There was no balance outstanding under the Revolving Loan during the first quarter of 2016.
Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of ours, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”). The primary purpose of the Rail Facility was to fund the acquisition by PBF Rail of crude tank cars (the “Eligible Railcars”) before December 2015.
On December 22, 2016, the Rail Facility was terminated and replaced with the PBF Rail Term Loan (as described below).
PBF Rail Term Loan
On December 22, 2016, PBF Rail entered into a $35.0 million term loan (the “PBF Rail Term Loan”) with a bank previously party to the Rail Facility. The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at the one month LIBOR plus the Margin (as defined in the credit agreement). As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain eligible crude tank cars; (ii) the Debt Service Reserve Account; and (iii) our member interest in PBF Rail. Additionally, the PBF Rail Term Loan contains customary terms, events of default and covenants for a transaction of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars collateralizing the loan are sold, scrapped or otherwise removed from the collateral pool.
The outstanding balance of the PBF Rail Term Loan was $33.4 million and $35.0 million as of March 31, 2017 and December 31, 2016, respectively.

Affiliate notes payable with PBF LLC and PBF Energy
Our long-term debt obligations include the repayment of outstanding affiliate notes payable with PBF LLC and PBF Energy. The notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium. Additional borrowings may be made by PBF Holding under such affiliate notes payable from time to time. In the fourth quarter of 2016, the notes were extended to 2021. In the fourth quarter of 2016, PBF LLC converted outstanding notes payable from PBF Holding of $379.9 million to a capital contribution. In the first quarter of 2017, PBF LLC converted the full amount of outstanding notes payable from PBF Holding of $86.3 million to a capital contribution. As of March 31, 2017, PBF Holding had no outstanding affiliate notes payable with PBF Energy and PBF LLC ($86.3 million outstanding as of December 31, 2016).

Results of Operations
The following tables reflect our financial and operating highlights for the three months ended March 31, 2017 and 2016 (amounts in thousands).

	Three Months Ended March 31,
	2017	2016
Revenue	$4,750,198	$2,800,185
Cost of sales, excluding depreciation	4,251,754	2,445,983
	498,444	354,202
Operating expenses, excluding depreciation	436,853	296,639
General and administrative expenses	40,479	33,269
Equity (income) loss in investee	(3,599)	—
Loss on sale of assets	883	—
Depreciation and amortization expense	55,690	54,293
Income (loss) from operations	(31,862)	(29,999)
Change in fair value of catalyst leases	(2,588)	(2,885)
Interest expense, net	(30,656)	(33,271)
Income (loss) before income taxes	(65,106)	(66,155)
Income tax expense	434	32,273
Net income (loss)	(65,540)	(98,428)
Less: net income attributable to noncontrolling interests	113	303
Net income (loss) attributable to PBF Holding Company LLC	$(65,653)	$(98,731)

Gross margin	$7,664	$4,967
Gross refining margin (1)	$498,444	$354,202

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended March 31,
	2017	2016
Key Operating Information
Production (bpd in thousands)	742.7	655.9
Crude oil and feedstocks throughput (bpd in thousands)	738.0	650.1
Total crude oil and feedstocks throughput (millions of barrels)	66.4	59.2
Gross margin per barrel of throughput	$0.12	$0.09
Gross refining margin, excluding special items, per barrel of throughput (1)	$7.75	$4.99
Refinery operating expenses, excluding depreciation, per barrel of throughput	$6.58	$5.01

Crude and feedstocks (% of total throughput) (2)
Heavy crude	40%	14%
Medium crude	29%	50%
Light crude	16%	23%
Other feedstocks and blends	15%	13%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	52%	48%
Distillates and distillate blendstocks	29%	31%
Lubes	1%	1%
Chemicals	2%	4%
Other	16%	16%
Total yield	100%	100%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2017	2016
	(dollars per barrel, except as noted)
Dated Brent Crude	$53.57	$34.24
West Texas Intermediate (WTI) crude oil	$51.70	$33.45
Light Louisiana Sweet (LLS) crude oil	$53.39	$35.34
Alaska North Slope (ANS) crude oil	$53.82	$33.98
Crack Spreads
Dated Brent (NYH) 2-1-1	$11.58	$11.18
WTI (Chicago) 4-3-1	$11.19	$8.83
LLS (Gulf Coast) 2-1-1	$12.03	$8.71
ANS (West Coast) 4-3-1	$16.52	$17.46
Crude Oil Differentials
Dated Brent (foreign) less WTI	$1.87	$0.79
Dated Brent less Maya (heavy, sour)	$8.95	$8.04
Dated Brent less WTS (sour)	$3.31	$0.94
Dated Brent less ASCI (sour)	$4.08	$4.27
WTI less WCS (heavy, sour)	$12.93	$11.34
WTI less Bakken (light, sweet)	$0.92	$1.56
WTI less Syncrude (light, sweet)	$(2.20)	$(4.44)
WTI less ANS (light, sweet)	$(2.12)	$0.53
Natural gas (dollars per MMBTU)	$3.06	$1.98
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Overview— Net loss was $65.5 million for the three months ended March 31, 2017 compared to net loss of $98.4 million for the three months ended March 31, 2016.
Our results for the three months ended March 31, 2017 were negatively impacted by a non-cash special item consisting of a lower of cost or market (“LCM”) inventory adjustment of approximately $16.0 million. Our results for the three months ended March 31, 2016 were positively impacted by an LCM adjustment of approximately $59.1 million. These LCM adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM reserve, our results were positively impacted by generally favorable movements in crude oil differentials and higher crack spreads as well as positive earnings contributions from the Torrance refinery and lower costs to comply with the RFS. These positive impacts were partially offset by lower throughput per day at our Paulsboro, Toledo and Chalmette refineries as discussed below.
Revenues— Revenues totaled $4.8 billion for the three months ended March 31, 2017 compared to $2.8 billion for the three months ended March 31, 2016, an increase of approximately $2.0 billion, or 69.6%. Revenues per barrel were $61.91 and $41.43 for the three months ended March 31, 2017 and 2016, respectively, an increase of 49.4% directly related to higher hydrocarbon commodity prices. For the three months ended March 31, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 320,300 bpd, 123,800 bpd, 155,600 bpd, and 138,300 bpd, respectively. For the three months ended March 31, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 316,200 bpd, 157,700 bpd and 176,200 bpd, respectively. The slight increase in throughput rates at our East Coast refineries in 2017 compared to 2016 is primarily due to the weather-related unplanned downtime at our Delaware City refinery in the first quarter of 2016 partially offset by planned downtime in 2017. The decrease in throughput rates at our Mid-Continent and Gulf Coast refineries in the first quarter of 2017 was due to unplanned downtime at our Toledo refinery and planned downtime at our Chalmette refinery, respectively. Our West Coast refinery was not acquired until the third quarter of 2016. For the three months ended March 31, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 344,900 bpd, 152,800 bpd, 193,700 bpd and 161,000 bpd, respectively. For the three months ended March 31, 2016, the total barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 367,000 bpd, 169,800 bpd and 205,800 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $7.7 million, or $0.12 per barrel of throughput, for the three months ended March 31, 2017 compared to $5.0 million, or $0.09 per barrel of throughput, for the three months ended March 31, 2016, an increase of $2.7 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $498.4 million, or $7.51 per barrel of throughput ($514.5 million or $7.75 per barrel of throughput excluding the impact of special items), for the three months ended March 31, 2017 compared to $354.2 million, or $5.99 per barrel of throughput ($295.1 million or $4.99 per barrel of throughput excluding the impact of special items) for the three months ended March 31, 2016, an increase of approximately $144.2 million or $219.3 million excluding special items. Excluding the impact of special items, gross margin and gross refining margin increased due to favorable movements in certain crude differentials, improved crack spreads in most regions, reduced costs to comply with the RFS and positive margin contributions from our Torrance refinery acquired in the third quarter of 2016. Costs to comply with our obligation under the RFS totaled $36.1 million for the three months ended March 31, 2017 (excluding our West Coast refinery, whose costs to comply with RFS totaled $9.4 million for the three months ended March 31, 2017) compared to $63.9 million for the three months ended March 31, 2016. In addition, gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $16.0 million resulting from the change in crude oil and refined product prices which, while remaining below historical costs, increased since the year end. The non-cash LCM adjustment increased gross margin and gross refining margin by approximately $59.1 million in the first quarter of 2016.
Average industry refining margins in the Mid-Continent were stronger during the three months ended March 31, 2017 as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $11.19 per barrel, or 26.7% higher, in the three months ended March 31, 2017 as compared to $8.83 per barrel in the same period in 2016. Our margins were favorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by an improving WTI/Syncrude differential, which averaged a premium of $2.20 per barrel during the three months ended March 31, 2017 as compared to a premium of $4.44 per barrel in the same period of 2016, partially offset by a declining WTI/Bakken differential.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $11.58 per barrel, or 3.6%, higher in the three months ended March 31, 2017 as compared to $11.18 per barrel in the same period in 2016. The Dated Brent/WTI differential and Dated Brent/Maya differential were $1.08 and $0.91 higher, respectively, in the three months ended March 31, 2017 as compared to the same period in 2016, partially offset by a narrowing WTI/Bakken differential, which was approximately $0.64 per barrel less favorable in the three months ended March 31, 2017 as compared to the same period in 2016.
Gulf Coast industry refining margins generally improved during the three months ended March 31, 2017 as compared to the same period in 2016. The LLS (Gulf Coast) 2-1-1 industry crack spread was $12.03 per barrel, or 38.1% higher, in the three months ended March 31, 2017 as compared to $8.71 per barrel in the same period in 2016. Crude differentials were slightly improved with the WTI/LLS averaging a premium of $1.69 per barrel during the three months ended March 31, 2017 as compared to a premium of $1.89 per barrel in the same period of 2016.

Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $436.9 million, or $6.58 per barrel of throughput, for the three months ended March 31, 2017 compared to $296.6 million, or $5.01 per barrel of throughput, for the three months ended March 31, 2016, an increase of $140.2 million, or 47.3%. The increase in operating expenses was mainly attributable to costs associated with the Torrance refinery and related logistics assets which totaled approximately $127.5 million in the first quarter of 2017. Total operating expenses for the three months ended March 31, 2017, excluding our Torrance refinery, increased slightly due to higher maintenance costs at our Chalmette refinery and slightly higher energy costs across all of our refineries attributable to increases in natural gas prices.
General and Administrative Expenses— General and administrative expenses totaled $40.5 million for the three months ended March 31, 2017 compared to $33.3 million for the three months ended March 31, 2016, an increase of approximately $7.2 million or 21.7%. The increase in general and administrative expenses for the three months ended March 31, 2017 over the same period of 2016 primarily relates to increased employee related expenses of $4.2 million mainly due to increased headcount resulting from the Torrance Acquisition, an increase of $2.7 million in stock option expense, an increase of $1.7 million in information technology costs and an increase of $1.1 million in regulatory and tax-related expenses. These increases were partially offset by lower outside services costs in support of acquisitions and related integration activities of $2.3 million, reflecting less activity in the first quarter of 2017. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss on Sale of Assets— There was a loss of $0.9 million on sale of assets for the three months ended March 31, 2017 relating to the sale of non-operating refinery assets. There was no gain or loss on sale of assets for the three months ended March 31, 2016.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $55.7 million for the three months ended March 31, 2017 compared to $54.3 million for the three months ended March 31, 2016, an increase of $1.4 million. The increase was primarily a result of additional depreciation expense associated with the assets acquired in the Torrance Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2016.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $2.6 million for the three months ended March 31, 2017 compared to a loss of $2.9 million for the three months ended March 31, 2016. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $30.7 million for the three months ended March 31, 2017 compared to $33.3 million for the three months ended March 31, 2016, a decrease of approximately $2.6 million. This net decrease is mainly attributable to lower letter of credit fees, higher interest income and reduced amounts outstanding under our Affiliate notes payable, partially offset by higher interest expense associated with higher borrowings under our Revolving Loan. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or provision for income taxes for the three months ended March 31, 2017 and March 31, 2016, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of

2015 and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.
The two Chalmette subsidiaries incurred $0.2 million and $0.8 million of income tax expense for the three months ended March 31, 2017 and March 31, 2016, respectively. PBF Holding incurred an income tax charge of $0.2 million attributable to PBF Ltd. for the three months ended March 31, 2017. For the three months ended March 31, 2016, PBF Holding recorded income tax expense of $31.5 million attributable to PBF Ltd., of which $30.7 million related to a correction of prior periods.

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
Special Items
The non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. The special items for the periods presented relate to an LCM adjustment. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

	Three Months Ended March 31,
	2017		2016
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$7,664	$0.12	$4,967	$0.09
Add: Refinery operating expenses	436,853	6.58	296,639	5.01
Add: Refinery depreciation expense	53,927	0.81	52,596	0.89
Gross refining margin	$498,444	$7.51	$354,202	$5.99
Special items:
Add: Non-cash LCM inventory adjustment (1)	16,039	0.24	(59,063)	(1.00)
Gross refining margin excluding special items	$514,483	$7.75	$295,139	$4.99

——————————
(1) During the three months ended March 31, 2017, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a charge of $16.0 million reflecting the change in the lower of cost or market inventory reserve from $596.0 million at December 31, 2016 to $612.0 million at March 31, 2017. During the three months ended March 31, 2016 we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a benefit of $59.1 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $1,058.3 million at March 31, 2016. The net impact of these LCM inventory adjustments are included in operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.
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
EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Secured Notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, and the write down of inventory to the LCM. Other companies, including other companies in our industry, may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA and Adjusted EBITDA:

•	do not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	do not reflect changes in, or cash requirements for, our working capital needs;

•	do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	do not reflect realized and unrealized gains and losses from certain hedging activities, which may have a substantial impact on our cash flow;

•	do not reflect certain other non-cash income and expenses; and

•	exclude income taxes that may represent a reduction in available cash.
The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,

	2017	2016

Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(65,540)	$(98,428)
Add: Depreciation and amortization expense	55,690	54,293
Add: Interest expense, net	30,656	33,271
Add: Income tax expense	434	32,273
EBITDA	$21,240	$21,409
Special Items:
Add: Non-cash LCM inventory adjustment (1)	16,039	(59,063)
EBITDA excluding special items	$37,279	$(37,654)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$21,240	$21,409
Add: Stock based compensation	5,345	2,621
Add: Non-cash change in fair value of catalyst leases	2,588	2,885
Add: Non-cash LCM inventory adjustment (1)	16,039	(59,063)
Adjusted EBITDA	$45,212	$(32,148)

______________
(1) During the three months ended March 31, 2017, we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a charge of $16.0 million reflecting the change in the lower of cost or market inventory reserve from $596.0 million at December 31, 2016 to $612.0 million at March 31, 2017. During the three months ended March 31, 2016 we recorded an adjustment to value our inventories to the lower of cost or market which resulted in a benefit of $59.1 million reflecting the change in the lower of cost or market inventory reserve from $1,117.3 million at December 31, 2015 to $1,058.3 million at March 31, 2016. The net impact of these LCM inventory adjustments are included in operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, distribution payments and debt service requirements for the next twelve months. On July 1, 2016, we closed the Torrance Acquisition with a combination of cash on hand, including proceeds from certain PBF Energy equity offerings, and borrowings under our Revolving Loan. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of March 31, 2017 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $304.6 million for the three months ended March 31, 2017 compared to net cash used in operating activities of $43.2 million for the three months ended March 31, 2016. Our operating cash flows for the three months ended March 31, 2017 included our net loss of $65.5 million, plus depreciation and amortization of $57.9 million, a non-cash charge of $16.0 million relating to an LCM adjustment, pension and other post-retirement benefits costs of $10.6 million, equity-based compensation of $5.3 million, changes in the fair value of our catalyst leases of $2.6 million and a loss on sale of assets of $0.9 million, offset by a change in the fair value of our inventory repurchase obligations of $23.1 million and undistributed earnings from our investment in TVPC of $0.2 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $309.0 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the three months ended March 31, 2016 included our net loss of $98.4 million, plus net non-cash charges relating to depreciation and amortization of $56.5 million, the change in the fair value of our inventory repurchase obligations of $35.1 million, deferred income taxes of $31.5 million, pension and other post retirement benefits costs of $7.7 million, changes in the fair value of our catalyst leases of $2.9 million and stock-based compensation of $2.6 million, partially offset by the non-cash benefit of $59.1 million relating to an LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflected uses of cash of $22.1 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $174.9 million for the three months ended March 31, 2017 compared to net cash used in investing activities of $145.3 million for the three months ended March 31, 2016. The net cash flows used in investing activities for the three months ended March 31, 2017 was comprised of capital expenditures totaling $95.7 million, expenditures for refinery turnarounds of $64.4 million and expenditures for other assets of $14.8 million. Net cash used in investing activities for the three months ended March 31, 2016 was comprised of capital expenditures totaling $42.7 million, expenditures for refinery turnarounds of $82.7 million, expenditures for other assets of $17.2 million and a final net working capital settlement of $2.7 million associated with the acquisition of the Chalmette refinery which was finalized in the first quarter of 2016.
Cash Flows from Financing Activities
Net cash provided by financing activities was $70.4 million for the three months ended March 31, 2017 compared to net cash used in financing activities of $31.3 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, net cash provided by financing activities consisted primarily of a contribution from our parent of $72.0 million, partially offset by principal amortization payments of the PBF Rail term loan of $1.6 million. Additionally, during the three months ended March 31, 2017, we borrowed and repaid $200.0 million under our Revolving Loan resulting in no net change to amounts outstanding for the quarter. For the three months ended March 31, 2016, net cash used in financing activities consisted primarily of a $30.8 million distribution to members and a net $0.5 million repayment of affiliate notes payable.
Liquidity
As of March 31, 2017, our total liquidity was approximately $1,118.3 million, compared to total liquidity of approximately $1,161.3 million as of December 31, 2016. Total liquidity is the sum of our cash and cash equivalents plus the amount available under the Revolving Loan.
Working Capital
Our working capital at March 31, 2017 was $1,006.4 million, consisting of $3,012.5 million in total current assets and $2,006.1 million in total current liabilities. Our working capital at December 31, 2016 was $1,111.0 million, consisting of $3,154.3 million in total current assets and $2,043.3 million in total current liabilities. Working capital has decreased primarily as a result of capital expenditures, including turnaround costs, during the three months ended March 31, 2017.
Capital Spending
Net capital spending was $174.9 million for the three months ended March 31, 2017, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately between $575.0 million to $600.0 million in net capital expenditures during 2017 for facility improvements and refinery maintenance and turnarounds. Significant capital spending plans for 2017 include turnarounds for the FCC at our Delaware City refinery, several units at our Torrance refinery and several units at our Chalmette refinery, as well as expenditures to meet Tier 3 requirements.
On July 1, 2016 we acquired the Torrance refinery and related logistic assets. The purchase price for the Torrance Acquisition was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million. The purchase price and fair value allocation may be subject to adjustment pending completion of the final valuation which was still in process as of March 31, 2017. This transaction was financed through a combination of cash on hand, including proceeds from certain PBF Energy equity offerings, and borrowings under our Revolving Loan.
Crude and Feedstock Supply Agreements
Certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit and arrange for shipment. We pay for the crude when invoiced, at which time the letters of credit are lifted. Our crude and feedstock supply agreements with PDVSA provide that the crude oil can be processed at any of our East and Gulf Coast refineries. In connection with the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil to deliver crude oil to our Torrance refinery.
Inventory Intermediation Agreements
We entered into two separate A&R Intermediation Agreements with J. Aron, expiring two years from the original expiration date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements for both the Delaware City and Paulsboro refineries include one-year renewal clauses upon six months’ advance notice by mutual consent of both parties. In May 2017, The A&R Intermediation Agreements were amended to, among other things, extend the termination dates of the agreements as disclosed in “Note 12 - Subsequent Events”.
Pursuant to each A&R Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the intermediate and finished products (the “Products”) produced by the Paulsboro and Delaware City refineries (the “Refineries”), respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the Products back to the refineries as the Products are discharged out of the Refineries’ tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell independently to third parties.
At March 31, 2017, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $351.9 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2017, other than outstanding letters of credit in the amount of approximately $390.7 million and operating leases.
Distribution Policy
On May 4, 2017 the Board of Directors of PBF Energy announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 31, 2017 to Class A common stockholders of record at the close of business on May 16, 2017. PBF Holding may, if necessary, make a distribution of up to $34.1 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.

As of March 31, 2017, we had $1,118.3 million of unused borrowing availability, which includes our cash and cash equivalents of $217.5 million, under the Revolving Loan to fund our operations, if necessary. Accordingly, as of March 31, 2017, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of March 31, 2017, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy’s intended distribution policy.
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
At March 31, 2017 and December 31, 2016, we had gross open commodity derivative contracts representing 21.6 million barrels and 8.8 million barrels, respectively, with an unrealized net gain of $1.8 million and net loss of $3.5 million, respectively. The open commodity derivative contracts as of March 31, 2017 expire at various times during 2017.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 34.4 million barrels and 29.4 million barrels at March 31, 2017 and December 31, 2016, respectively. The average cost of our hydrocarbon inventories was approximately $75.70 and $80.50 per barrel on a LIFO basis at March 31, 2017 and December 31, 2016, respectively, excluding the impact of LCM adjustments of approximately $612.0 million and $596.0 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of March 31, 2017. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.

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
Interest Rate Risk
The maximum availability under our Revolving Loan is $2.64 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Loan. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $26.4 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $33.4 million at March 31, 2017. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.3 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
We also have interest rate exposure in connection with our A&R Intermediation Agreements under which we pay a time value of money charge based on LIBOR.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based on that evaluation, PBF Holding’s principal executive officer and the principal financial officer have concluded that PBF Holding’s disclosure controls and procedures are effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Holding’s internal controls over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control (“DNREC”) issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve the assessment. It is possible that DNREC will assess a penalty in this matter but any such amount is not expected to be material to us.
As of November 1, 2015, we acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. In February 2017, Chalmette Refining and the LDEQ met to resolve the issues under the Order, including the assessment of an administrative penalty against Chalmette Refining. Although a resolution has not been finalized, the administrative penalty is anticipated to be approximately $0.7 million, including environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
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
On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information. On February 7, 2017, DCR refinery responded to the NOV. On March 10, 2017, DNREC issued an approximately $0.2 million fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City refinery for violating the 2013 Secretary’s Order. DNREC’s investigation found that PBF Energy violated the 2013 Secretary’s Order throughout 2014, when it made 17 barge shipments of crude oil over 15 days to locations other than the Paulsboro refinery. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The final opinion and order of the Board was issued March 16, 2017. The appellants filed an appeal of the Board’s decision with the Delaware Superior Court on March 30, 2017.

On February 3, 2011, the EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. The refinery and the EPA have recently reached a settlement pursuant to which the Paulsboro refinery will pay a penalty of approximately $0.2 million.
On February 14, 2017, the New Jersey Department of Environmental Protection (“NJDEP”) submitted a proposed Administrative Consent Order (“ACO”) which covers air emission violations from 2013 through 2016 and work practice standards that were not subject to an affirmative defense at the Paulsboro refinery (“PRC”). In settlement of the violations, the NJDEP has proposed that PRC pay a civil administrative penalty of $0.3 million, which includes $0.1 million for a supplemental environmental project. If the offer is accepted, the remaining $0.2 million shall be remitted by PRC within 30 days of receipt of the offer. This amount is not material to us, individually or in the aggregate.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery. Following the closing of the acquisition, the Torrance refinery has received a number of NOVs from a number of agencies, including the Southern California Air Quality Management District, (“SCAQMD”), California’s Division of Occupational Safety and Health (“CALOSHA”), the City of Torrance, and the Torrance Fire Department. With the exception of the October 13th NOV from the SCAQMD which had a proposed penalty of less than $0.1 million, no settlement or penalty demand has been received to date with respect to these notices. It is possible that SCAQMD, CALOSHA, the Torrance Fire Department and/or the City of Torrance will assess penalties in the other matters in excess of $0.1 million but any such amount is not expected to be material to us, individually or in the aggregate.
On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any personal or property damages as a result of an emission of spent catalyst, sulfur dioxide and hydrogen sulfide from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release. Plaintiffs seek to recover unspecified damages, interest and costs. In August 2015, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning. On April 12, 2016, the trial court rendered judgment limiting damages ranging from $100 to $500 for home cleaning and $25 to $75 for vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solitarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial, which appeal is pending. There is no stay pending appeal. The potential class members have not been identified as the parties are negotiating a claims process for claims such as home cleaning, vehicle cleaning, and alleged personal injury. The claims process would also include a class notice to identify potential class members. Depending upon the ultimate class size and the nature of the claims, the outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On February 14, 2017, the plaintiff in Adam Trotter v. ExxonMobil Corp., ExxonMobil Oil Corp., ExxonMobil Refining and Supply Company, et. al., filed a civil action against us in the Superior Court of the State of California, County of Los Angeles, Southwest District, claiming public nuisance, battery, a violation of civil rights under 42 U.S.C. §1983, intentional infliction of emotional distress, negligence and strict liability in tort and injuries and symptoms resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance Refinery which was then owned and operated by Exxon. The City of Torrance and the SCAQMD are also named as defendants in the lawsuit. To the extent that plaintiff’s claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit. While we are evaluating the allegations and cannot currently estimate the amount or the timing of the resolution of this matter, we believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., PBF Energy Inc. and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by Exxon. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. While we are evaluating the allegations and cannot currently estimate the amount or the timing of the resolution of this matter, we believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
We are subject to obligations to purchase RINs required to comply with the RFS. In late 2015, the EPA initiated enforcement proceedings against companies it believes produced invalid RINs. On October 13, 2016, we and our subsidiaries Toledo Refining Company LLC and Delaware City Refining Company LLC were notified by the EPA that its records indicated that these entities used potentially invalid RINs. The EPA directed each of the subsidiaries to resubmit reports to remove the potentially invalid RINs and to replace the invalid RINs with valid RINs with the same D Code. The invalid RINs have been retired and we have executed settlement agreements with the EPA requiring the payment of penalties of $0.6 million.
On February 15, 2017, we received another notification that EPA records indicated that we used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (QAP) by an independent auditor as QAP A RINs. Under the regulations use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. We have asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept our defense and may assess penalties in these matters but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Contribution Agreement dated as of February 15, 2017 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

10.1
Fifth Amended and Restated Operation and Management Services and Secondment Agreement dated as of February 28, 2017 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC, PBFX Operating Company LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Chalmette Refining L.L.C. (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on March 3, 2017).

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

PBF Holding Company LLC

Date	May 8, 2017	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	May 8, 2017	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Contribution Agreement dated as of February 15, 2017 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 of PBF Energy Inc.'s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

10.1
Fifth Amended and Restated Operation and Management Services and Secondment Agreement dated as of February 28, 2017 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Toledo Terminaling Company LLC, PBFX Operating Company LLC, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Chalmette Refining L.L.C. (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on March 3, 2017).

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