Form 10-Q
period 2017-06-30
PBF Holding Co LLC; PBF Finance Corp
filed 2017-08-08
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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
PBF Holding Company LLC has no common stock outstanding. As of August 8, 2017, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

This Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 96.6% of the outstanding economic interests in, PBF LLC as of June 30, 2017. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$114,019	$626,705
Accounts receivable	609,760	615,881
Accounts receivable - affiliate	26,489	7,631
Affiliate notes receivable	11,600	—
Inventories	1,875,164	1,863,560
Prepaid expense and other current assets	58,370	40,536
Total current assets	2,695,402	3,154,313

Property, plant and equipment, net	2,793,029	2,728,699
Investment in equity method investee	174,047	179,882
Deferred charges and other assets, net	811,281	504,003
Total assets	$6,473,759	$6,566,897

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$437,640	$530,365
Accounts payable - affiliate	31,409	37,863
Accrued expenses	1,594,300	1,462,729
Deferred revenue	4,932	12,340
Total current liabilities	2,068,281	2,043,297

Long-term debt	1,626,743	1,576,559
Affiliate notes payable	—	86,298
Deferred tax liabilities	50,822	45,699
Other long-term liabilities	223,106	226,111
Total liabilities	3,968,952	3,977,964

Commitments and contingencies (Note 9)

Equity:
Member’s equity	2,349,357	2,155,863
Retained earnings	167,868	446,519
Accumulated other comprehensive loss	(25,311)	(25,962)
Total PBF Holding Company LLC equity	2,491,914	2,576,420
Noncontrolling interest	12,893	12,513
Total equity	2,504,807	2,588,933
Total liabilities and equity	$6,473,759	$6,566,897

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$5,013,251	$3,855,773	$9,763,449	$6,655,958

Cost and expenses:
Cost of products and other	4,662,833	3,284,748	8,914,587	5,730,731
Operating expenses (excluding depreciation of $56,973, $47,333, $110,790 and $99,722 for the periods presented, respectively)	398,570	271,539	835,423	568,178
General and administrative expenses	34,920	38,091	75,399	71,360
Equity (income) loss in investee	(3,820)	—	(7,419)	—
Loss on sale of assets	29	3,222	912	3,222
Depreciation and amortization expense	62,993	48,919	118,683	103,212
	5,155,525	3,646,519	9,937,585	6,476,703

Income (loss) from operations	(142,274)	209,254	(174,136)	179,255

Other income (expenses):
Change in fair value of catalyst leases	1,104	(1,748)	(1,484)	(4,633)
Debt extinguishment costs	(25,451)	—	(25,451)	—
Interest expense, net	(32,857)	(31,279)	(63,513)	(64,550)
Income (loss) before income taxes	(199,478)	176,227	(264,584)	110,072
Income tax expense (benefit)	5,898	(5,277)	6,332	26,996
Net income (loss)	(205,376)	181,504	(270,916)	83,076
Less: net income attributable to noncontrolling interests	267	90	380	393
Net income (loss) attributable to PBF Holding Company LLC	$(205,643)	$181,414	$(271,296)	$82,683

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(205,376)	$181,504	$(270,916)	$83,076
Other comprehensive income:
Unrealized gain on available for sale securities	43	99	77	405
Net gain on pension and other post-retirement benefits	287	316	574	632
Total other comprehensive income	330	415	651	1,037
Comprehensive income (loss)	(205,046)	181,919	(270,265)	84,113
Less: comprehensive income attributable to noncontrolling interests	267	90	380	393
Comprehensive income (loss) attributable to PBF Holding Company LLC	$(205,313)	$181,829	$(270,645)	$83,720

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(270,916)	$83,076
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	122,849	107,945
Stock-based compensation	10,134	9,999
Change in fair value of catalyst leases	1,484	4,633
Deferred income taxes	5,123	27,060
Non-cash lower of cost or market inventory adjustment	167,134	(216,843)
Non-cash change in inventory repurchase obligations	(3,107)	26,172
Debt extinguishment costs	25,451	—
Pension and other post-retirement benefit costs	21,121	15,355
(Income) from equity method investee	(7,419)	—
Distributions from equity method investee	12,254	—
Loss on sale of assets	912	3,222

Changes in operating assets and liabilities:
Accounts receivable	6,121	(190,645)
Due to/from affiliates	(13,505)	(2,457)
Inventories	(178,738)	82,579
Prepaid expense and other current assets	(18,038)	(16,422)
Accounts payable	(144,819)	58,642
Accrued expenses	106,073	164,247
Deferred revenue	(7,408)	3,767
Other assets and liabilities	(40,525)	(12,522)
Net cash (used in) provided by operations	(205,819)	147,808

Cash flows from investing activities:
Expenditures for property, plant and equipment	(179,575)	(110,035)
Expenditures for deferred turnaround costs	(214,375)	(106,649)
Expenditures for other assets	(23,747)	(21,325)
Chalmette Acquisition working capital settlement	—	(2,659)
Proceeds from sale of assets	—	6,860
Net cash used in investing activities	(417,697)	(233,808)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

Cash flows from financing activities:
Contributions from PBF LLC	$97,000	$—
Distributions to members	(5,252)	(61,667)
Proceeds from affiliate notes payable	—	635
Repayment of affiliate notes payable	—	(517)
Proceeds from 2025 7.25% Senior Notes	725,000	—
Cash paid to extinguish 2020 8.25% Senior Secured Notes	(690,209)	—
Repayments of PBF Rail Term Loan	(3,295)	—
Repayments of Rail Facility revolver borrowings	—	(6,970)
Proceeds from revolver borrowings	290,000	550,000
Repayments of revolver borrowings	(290,000)	—
Deferred financing costs and other	(12,414)	—
Net cash provided by financing activities	110,830	481,481

Net (decrease) increase in cash and cash equivalents	(512,686)	395,481
Cash and cash equivalents, beginning of period	626,705	914,749
Cash and cash equivalents, end of period	$114,019	$1,310,230

Supplemental cash flow disclosures
Non-cash activities:
Distribution of assets to PBF Energy Company LLC	$25,547	$—
Accrued and unpaid capital expenditures	127,805	8,149
Conversion of affiliate notes payable to capital contribution	86,298	—

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 96.6% of the outstanding economic interest in, PBF LLC as of June 30, 2017. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
On May 14, 2014, PBF Logistics LP (“PBFX”), a Delaware master limited partnership, completed its initial public offering (the “PBFX Offering”). PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. In connection with the PBFX Offering, PBF Holding contributed to PBFX the assets and liabilities of certain crude oil terminaling assets. In a series of additional transactions subsequent to the PBFX Offering, PBF Holding distributed certain additional assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 8 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of June 30, 2017, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.
Cost Classifications
Cost of products and other consists of the cost of crude oil, other feedstocks, blendstocks and purchased refined products and the related in-bound freight and transportation costs.
Operating expenses (excluding depreciation) consists of direct costs of labor, maintenance and services, utilities, property taxes, environmental compliance costs and other direct operating costs incurred in connection with our refining operations. Such expenses exclude depreciation related to refining and logistics assets that are integral to

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

the refinery production process, which is presented as a component of Depreciation and amortization expense on our Condensed Consolidated Statement of Operations.
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
Recent Accounting Pronouncements
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Company refers to ASU 2014-09 and these additional ASUs as the “Updated Revenue Recognition Guidance”). The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has established a working group to assess the Updated Revenue Recognition Guidance, including its impact on the Company’s business processes, accounting systems, controls and financial statement disclosures. The Company’s preliminary expectation is that it will adopt this guidance using the modified retrospective method whereby a cumulative effect adjustment is recognized upon adoption and the Updated Revenue Recognition Guidance is applied prospectively. The Company will not early adopt this new guidance. The working group is progressing through its implementation plan and continues to evaluate the impact of this new standard on the Company’s consolidated financial statements and related disclosures. Although the Company’s analysis of the new standard is still in process and interpretative and industry specific guidance is still developing, the Company currently does not expect the new standard to have a material impact on the amount or timing of revenues recognized for the majority of its revenue arrangements. However, it is expected that the new standard will have some impact on presentation and disclosures in its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company has established a working group to study and lead implementation of the new guidance in ASU 2016-02. This working group was formed during 2016 and has begun the process of compiling a central repository for all leases entered into by the Company and its subsidiaries for further analysis as the implementation project progresses. It is not anticipated that the Company will early adopt this new guidance. The working group continues to evaluate the impact of this new standard on its consolidated financial statements and related disclosures. At this time, the Company has identified that the most significant impacts of this new guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases. While the assessment of the impacts arising from this standard is progressing, it remains in its early stages. Accordingly, the Company has not fully determined the impacts on its business processes, controls or financial statement disclosures.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance to increase clarity and reduce both diversity in practice and cost and complexity when applying the existing accounting guidance on changes to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 require an entity to account for the effects of a modification unless all the following are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance in ASU 2017-09 should be applied prospectively. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company will apply the guidance prospectively for any modifications to its stock compensation plans occurring after the effective date of the new standard.
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
The Company accounted for the Torrance Acquisition as a business combination under GAAP whereby the Company recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The final purchase price and fair value allocation were completed as of June 30, 2017. During the measurement period, which ended in June 2017, adjustments were made to the Company’s preliminary fair value estimates related primarily to Property, plant and equipment and Other long-term liabilities reflecting the finalization of the Company’s assessment of the costs and duration of certain assumed pre-existing environmental obligations.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The total purchase consideration and the fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Gross purchase price	$537,500
Working capital	450,582
Post close purchase price adjustments	(16,150)
Total consideration	$971,932
The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

Fair Value Allocation
Inventories	$404,542
Prepaid expenses and other current assets	982
Property, plant and equipment	704,633
Deferred charges and other assets, net	68,053
Accounts payable	(2,688)
Accrued expenses	(64,137)
Other long-term liabilities	(139,453)
Fair value of net assets acquired	$971,932
The Company’s condensed consolidated financial statements for the six months ended June 30, 2017 include the results of operations of the Torrance refinery and related logistics assets subsequent to the Torrance Acquisition whereas the same period in 2016 does not include the results of operations of such assets. On an unaudited pro forma basis, the revenues and net income of the Company assuming the Torrance Acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the Torrance Acquisition and interest expense associated with the related financing.

Six Months Ended June 30, 2016
Pro forma revenues	$7,734,969
Pro forma net loss attributable to PBF Holding Company LLC	$(121,369)
The unaudited amount of revenues and net loss above have been calculated after conforming accounting policies of the Torrance refinery and related logistics assets to those of the Company and certain one-time adjustments.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). While the Company’s condensed consolidated financial statements for both the three and six months ended June 30, 2017 and 2016 include the results of operations of Chalmette Refining, the final working capital settlement for the Chalmette Acquisition was finalized in the first quarter of 2016. Additionally, certain acquisition related costs for the Chalmette Acquisition were recorded in the first quarter of 2016.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions of $94 and $466 in the three and six months ended June 30, 2017, respectively. In the three and six months ended June 30, 2016, the Company incurred acquisition related costs of $2,410 and $7,134 respectively. These costs are included in the condensed consolidated statements of operations in General and administrative expenses.
3. INVENTORIES
Inventories consisted of the following:

June 30, 2017
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,307,816	$—	$1,307,816
Refined products and blendstocks	935,041	300,939	1,235,980
Warehouse stock and other	94,490	—	94,490
	$2,337,347	$300,939	$2,638,286
Lower of cost or market adjustment	(650,702)	(112,420)	(763,122)
Total inventories	$1,686,645	$188,519	$1,875,164

December 31, 2016
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,102,007	$—	$1,102,007
Refined products and blendstocks	915,397	352,464	1,267,861
Warehouse stock and other	89,680	—	89,680
	$2,107,084	$352,464	$2,459,548
Lower of cost or market adjustment	(492,415)	(103,573)	(595,988)
Total inventories	$1,614,669	$248,891	$1,863,560
Inventory under inventory intermediation arrangements included certain light finished products sold to counterparties and stored in the Paulsboro and Delaware City refineries’ storage facilities in connection with the amended and restated inventory intermediation agreements (as amended in the second quarter of 2017, the “A&R Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”).
During the three months ended June 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market (“LCM”) which decreased both operating income and net income by $151,095 reflecting the net change in the lower of cost or market inventory reserve from $612,027 at March 31, 2017 to $763,122 at June 30, 2017. During the six months ended June 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased both operating income and net income by $167,134 reflecting the net change in the lower of cost or market inventory reserve from $595,988 at December 31, 2016 to $763,122 at June 30, 2017.
During the three months ended June 30, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $157,780 reflecting the net change in the lower of cost or market inventory reserve from $1,058,273 at March 31, 2016 to $900,493 at June 30, 2016. During the six months ended June 30, 2016, the Company recorded an adjustment to value its inventories

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

to the lower of cost or market which increased both operating income and net income by $216,843 reflecting the net change in the lower of cost or market inventory reserve from $1,117,336 at December 31, 2015 to $900,493 at June 30, 2016.
4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
Inventory-related accruals	$778,746	$810,027
Inventory intermediation arrangements	233,455	225,524
Renewable energy credit and emissions obligations	172,331	70,158
Excise and sales tax payable	100,998	86,046
Accrued transportation costs	83,312	89,830
Accrued capital expenditures	75,711	33,610
Accrued refinery maintenance and support costs	32,326	28,670
Accrued utilities	28,914	44,190
Customer deposits	23,912	9,215
Accrued salaries and benefits	15,961	17,466
Accrued interest	9,047	28,934
Environmental liabilities	8,902	8,882
Other	30,685	10,177
Total accrued expenses	$1,594,300	$1,462,729
The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron. As of June 30, 2017 and December 31, 2016, a liability is recognized for the inventory intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the A&R Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures to address environmental compliance and greenhouse gas and other emissions, including AB32 in California. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs, which have contributed to the increase in accrued environmental liabilities and emission obligations following the Torrance Acquisition. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

5. LONG-TERM DEBT
Senior Notes
On May 30, 2017, PBF Holding entered into an Indenture (the “Indenture”) among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (“PBF Finance” and, together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”) and Wilmington Trust, National Association, as Trustee, under which the Issuers issued $725,000 in aggregate principal amount of 7.25% senior notes due 2025 (the “2025 Senior Notes”). The Issuers received net proceeds of approximately $712,586 from the offering after deducting the initial purchasers’ discount and estimated offering expenses. The Company used the net proceeds to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. The difference between the carrying value of the 2020 Senior Secured Notes on the date they were reacquired and the amount for which they were reacquired has been classified as debt extinguishment costs in the condensed consolidated statement of operations.
The 2025 Senior Notes include a registration payment arrangement whereby the Company has agreed to file with the SEC and use reasonable efforts to cause to become effective within 365 days of the closing date, a registration statement relating to an offer to exchange the 2025 Senior Notes for an issue of registered notes with terms substantially identical to the notes. The Issuers will be obligated to pay additional interest if they fail to comply with their obligations to register the 2025 Senior Notes within the specified time period. The Company fully intends to file a registration statement for the exchange of the 2025 Senior Notes within the 365 day period following the closing of the 2025 Senior Notes. In addition, there are no restrictions or hindrances that the Company is aware of that would prohibit the Issuers from filing such registration statement and maintaining its effectiveness as stipulated in the registration rights agreement. As such, the Company asserts that it is not probable that it will have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.
The 2025 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including PBF Holding’s Revolving Loan and the Issuers’ 7.00% senior notes due 2023 (the “2023 Senior Notes”). The 2025 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Loan) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.
PBF Holding has optional redemption rights to repurchase all or a portion of the 2025 Senior Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the 2025 Senior Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the Indenture. In addition, the 2025 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities that limit certain types of additional debt, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2025 Senior Notes are rated investment grade.
Upon the satisfaction and discharge of the 2020 Senior Secured Notes in connection with the closing of the Tender Offer and the redemption described above, a Collateral Fall-Away Event under the indenture governing the 2023 Senior Notes occurred on May 30, 2017, and the 2023 Senior Notes became unsecured and certain covenants were modified, as provided for in the indenture governing the 2023 Senior Notes and related documents.

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
The income tax provision (benefit) in the PBF Holding condensed consolidated financial statements of operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current tax expense (benefit)	$737	$299	$1,209	$(64)
Deferred tax expense (benefit)	5,161	(5,576)	5,123	27,060
Total tax expense (benefit)	$5,898	$(5,277)	$6,332	$26,996
During the preparation of the financial statements for the first quarter of 2016, management determined that the deferred income tax liabilities for PBF Ltd. were understated for prior periods. For the three months ended March 31, 2016, the Company incurred $30,602 of deferred tax expense and $121 of current tax expense relating to a correction of prior periods.
7. AFFILIATE NOTES PAYABLE
PBF Holding has entered into affiliate notes payable with PBF Energy and PBF LLC with an interest rate of 2.5% and a five year term, which may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium. Additional borrowings may be made by PBF Holding under such affiliate notes payable from time to time. In the fourth quarter of 2016, the notes were extended to 2021. Additionally, in the fourth quarter of 2016, PBF LLC converted $379,947 of the outstanding affiliate notes payable from PBF Holding to a capital contribution. In the first quarter of 2017, PBF LLC converted the full amount of outstanding affiliate notes payable from PBF Holding of $86,298 to a capital contribution. Therefore, as of June 30, 2017, PBF Holding had no outstanding affiliate notes payable with PBF Energy and PBF LLC ($86,298 outstanding as of December 31, 2016).
8. RELATED PARTY TRANSACTIONS
Transactions and Agreements with PBFX
PBF Holding entered into agreements with PBFX that establish fees for certain general and administrative services, and operational and maintenance services provided by the Company to PBFX. In addition, the Company executed terminal, pipeline and storage services agreements with PBFX under which PBFX provides commercial transportation, terminaling, storage and pipeline services to the Company. These agreements with PBFX include the agreements set forth below:
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Pursuant to a Contribution Agreement entered into on February 15, 2017, PBF Holding contributed all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) to PBF LLC. PBFX Operating Company LP (“PBFX Op Co”), PBFX’s wholly-owned subsidiary, in turn acquired the limited liability company interests in PNGPC from PBF LLC in connection with the Contribution Agreement effective February 28, 2017. PNGPC owns and operates an existing interstate natural gas pipeline which serves PBF Holding's Paulsboro refinery (the “Paulsboro Natural Gas Pipeline”), which is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). PNGPC has FERC approval for, and is in the process of constructing, a new pipeline (the “New Pipeline”) to replace the existing pipeline, which was placed in service in August 2017.
In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11,600 intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.
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
These commercial agreements (as defined in the table below) with PBFX include:

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Service Agreements	Initiation Date	Initial Term	Renewals (a)	Minimum Volume Commitments	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements	5/1/2016	Various (f)	Evergreen	15,000 bpd (e)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (f)	Evergreen	350,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (b)	9/1/2011	15 years	Evergreen	N/A
Toledo Terminal Services Agreement (g)	5/1/2016	1 year	Evergreen	N/A
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (c)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (d)	See note (d)	10 years	2 x 5	625,000 barrels
____________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable, in the table above.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

(b)
In connection with the PNGPC Contribution Agreement, PBFX assumed the current commercial transportation agreement between PNGPC and the Paulsboro refinery. Subsequent to the completion of the New Pipeline, PBF Holding will enter into a new transportation agreement with PBFX.

(c)
Reflects the overall capacity of the storage facility. The storage minimum volume commitment (“MVC”) is subject to effective operating capacity of each tank which can be impacted by routine tank maintenance and other factors.

(d)	The Chalmette Storage Agreement was entered into on February 15, 2017 but commences at the earlier of November 1, 2017 or the completion of the Chalmette Storage Tank construction (as defined below).

(e)
The East Coast Terminals terminaling service agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals' Paulsboro, New Jersey location and PBF Holding with a 15,000 bpd MVC.

(f)	The East Coast Terminal related party agreements include varying term lengths, ranging from one to five years.

(g)	Subsequent to the Toledo Terminal Acquisition, the Toledo Terminal was added to the East Coast Terminals Terminaling Service Agreements.

Other Agreements
In addition to the commercial agreements described above, at the closing of the PBFX Offering, PBFX entered into an omnibus agreement, which has been amended and restated in connection with the closing of each of the contribution agreements with PBF GP, PBF LLC and PBF Holding (as amended, the “Omnibus Agreement”). The Omnibus Agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. The annual fee was increased to $6,900 per year effective as of January 1, 2017.
In connection with the PBFX Offering, PBFX also entered into an operation and management services and secondment agreement with PBF Holding and certain of its subsidiaries, pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. On February 28, 2017, PBF Holding and PBFX entered into a fifth amended and restated services agreement (as amended, the “Services Agreement”) in connection with the PNGPC Contribution Agreement, resulting in an increase to the annual fee to $6,696. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30 days’ notice.
In connection with the Chalmette Storage Agreement, PBF Holding’s subsidiary, Chalmette Refining, entered into a twenty-year lease for the premises upon which a new tank at the Chalmette refinery (the “Chalmette Storage Tank”) will be located (the “Lease”) and a project management agreement (the “Project Management Agreement”) pursuant to which Chalmette Refining will manage the construction of the tank. The Lease can be extended by PBFX Op Co for two additional ten year terms.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Summary of Transactions with PBFX
A summary of revenue and expense transactions with PBFX is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues under affiliate agreements:
Services Agreement	$1,661	$1,121	$3,279	$2,243
Omnibus Agreement	1,630	1,415	3,284	2,259
Total expenses under affiliate agreements	58,355	37,965	114,557	74,514
9. COMMITMENTS AND CONTINGENCIES
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11,117 recorded as of June 30, 2017 ($10,792 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. This liability is self-guaranteed by the Company.
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
On January 24, 2017, in connection with a Clean Air Act inspection in May 2014 by the EPA to determine compliance with 40 CFR Subpart 68 Chemical Accident Prevention Provisions, EPA notified the Chalmette refinery of its intent to bring an enforcement action on two findings from the audit. In a letter received in June 2017 the EPA stated that there are “no violations or areas of concern” at the Chalmette refinery “for which EPA intends to take enforcement action” relative to the 2014 inspection.
On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information. On February 7, 2017, DCR responded to the NOV. On March 10, 2017, DNREC issued a $150 fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City refinery for violating the 2013 Secretary’s Order. DNREC’s investigation found that PBF Energy violated the Order throughout 2014, when it made 17 barge shipments of crude oil over 15 days to locations other than the Paulsboro refinery. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
On February 3, 2011, EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. The refinery and the EPA have reached agreement on settlement, which includes a civil penalty of $180. On July 13, 2017, the U.S. Department of Justice filed with the Court the motion to enter the consent decree. The refinery is waiting for the Court to take action on the motion, at which point it will be officially lodged.
On February 14, 2017, the New Jersey Department of Environmental Protection (“NJDEP”) submitted a proposed Administrative Consent Order (“ACO”) which covers air emission violations from 2013 through 2016, and work practice standards that were not subject to an affirmative defense at the Paulsboro refinery. In settlement of the violations, the NJDEP has proposed that the Paulsboro refinery pay a civil administrative penalty of $313, which includes $153 for a supplemental environmental project. This offer was accepted. The supplemental environmental project has already been completed, and the remaining $160 was paid to NJDEP in June 2017.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $139,827 as of June 30, 2017 ($142,456 as of December 31, 2016), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery. Specifically, the Company assumed responsibility for specified NOVs issued by the Southern California Air Quality Management District (“SCAQMD”) in various years before the Company’s ownership.
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
The EPA issued the final Tier 3 Gasoline standards on March 3, 2014 under the CAA. This final rule establishes more stringent vehicle emission standards and further reduces the sulfur content of gasoline starting in January 2017.  The new standard is set at 10 PPM sulfur in gasoline on an annual average basis starting January 1, 2017, with a credit trading program to provide compliance flexibility. The EPA responded to industry comments on the proposed rule and maintained the per gallon sulfur cap on gasoline at the existing 80 PPM cap. The refineries are complying with these new requirements as planned, either directly or using flexibility provided by sulfur credits generated or purchased in advance as an economic optimization. The standards set by the new rule are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The EPA published the final 2014-2016 standards under the Renewable Fuels Standard (“RFS”) late in 2015 and issued final 2017 RFS standards in November 2016. In July 2017, the EPA issued proposed 2018 RFS standards that, while the Company is still reviewing, appear to slightly reduce renewable volume standards from final 2017 levels. It is not clear that renewable fuel producers will be able to produce the volumes of these fuels required for blending in accordance with the 2017 standards. The final 2017 cellulosic standard is at approximately 135% of the 2016 standard. It is likely that cellulosic RIN production will be lower than needed forcing obligated parties, such as the Company, to purchase cellulosic “waiver credits” to comply in 2017 (the waiver credit option by regulation is only available for the cellulosic standard). The advanced and total RIN requirements were raised (by 7% and 3%, respectively) above the original proposed level in May 2016. Production of advanced RINs has been below what is needed for compliance in 2016. Obligated parties, such as the Company, will likely be relying on the nesting feature of the biodiesel RIN to comply with the advanced standard in 2017. While the Company believes that total RIN production will be adequate for 2016 needs, the new 2017 standard will put obligated parties up

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

against the E10 blendwall leaving little flexibility. Compliance in 2017 will likely rely on obligated parties drawing down the supply of excess RINs collectively known as the “RIN bank” and could tighten the RIN market potentially raising RIN prices further. The Company is supporting a proposal to change the point of obligation under the RFS program to the “blender” of renewable fuels, of which the new presidential administration may be supportive. Depending on how the new administration addresses this proposal and any future changes to the RFS 2 program, there could be a material impact on the Company’s cost of compliance with RFS 2.
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
As a result of the Torrance Acquisition, the Company is subject to greenhouse gas emission control regulations in the state of California pursuant to Assembly Bill 32 (“AB32”). AB32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard (“LCFS”) and Cap and Trade, which was extended for an additional ten years to 2030 in July 2017. The Company is responsible for the AB32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030.
However, subsequent to the acquisition, the Company is recovering the majority of these costs from its customers, and as such does not expect this obligation to materially impact the Company’s financial position, results of operations, or cash flows. To the degree there are unfavorable changes to AB32 or SB32 regulations or the Company is unable to recover such compliance costs from customers, these regulations could have a material adverse effect on our financial position, results of operations and cash flows.
On February 15, 2017, the Company received another notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations, use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. The Company has asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept the Company’s defense and may assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or the Company. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 96.6% interest in PBF LLC as of June 30, 2017 (96.5% as of December 31, 2016).

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

10. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$10,144	$7,339	$20,287	$14,679
Interest cost	1,084	775	2,168	1,551
Expected return on plan assets	(1,442)	(1,107)	(2,884)	(2,213)
Amortization of prior service cost	13	13	26	26
Amortization of actuarial loss (gain)	113	194	226	388
Net periodic benefit cost	$9,912	$7,214	$19,823	$14,431

	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$316	$219	$632	$439
Interest cost	172	133	344	267
Amortization of prior service cost	161	109	322	218
Amortization of actuarial loss (gain)	—	—	—	—
Net periodic benefit cost	$649	$461	$1,298	$924

11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2017 and December 31, 2016.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

	As of June 30, 2017
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,284	$—	$—	$14,284	N/A	$14,284
Commodity contracts	32,291	1,041	—	33,332	(14,002)	19,330
Derivatives included with inventory intermediation agreement obligations	—	9,165	—	9,165	—	9,165
Liabilities:
Commodity contracts	9,720	4,282	—	14,002	(14,002)	—
Catalyst lease obligations	—	47,454	—	47,454	—	47,454

	As of December 31, 2016
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,837	$—	$—	$342,837	N/A	$342,837
Commodity contracts	948	35	—	983	(983)	—
Derivatives included with inventory intermediation agreement obligations	—	6,058	—	6,058	—	6,058
Liabilities:
Commodity contracts	859	3,548	84	4,491	(983)	3,508
Catalyst lease obligations	—	45,969	—	45,969	—	45,969
The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2017 and December 31, 2016, $9,599 and $9,440, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$—	$1,915	$(84)	$3,543
Purchases	—	—	—	—
Settlements	—	(746)	45	(1,003)
Unrealized gain (loss) included in earnings	—	(676)	39	(2,047)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$—	$493	$—	$493

There were no transfers between levels during the three and six months ended June 30, 2017 or 2016.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Senior secured notes due 2020 (a)	$—	$—	$670,867	$696,098
Senior notes due 2023 (a) (d)	500,000	495,543	500,000	498,801
Senior notes due 2025 (a)	725,000	699,640	—	—
Revolving Loan (b)	350,000	350,000	350,000	350,000
PBF Rail Term Loan (b)	31,704	31,704	35,000	35,000
Catalyst leases (c)	47,454	47,454	45,969	45,969
	1,654,158	1,624,341	1,601,836	1,625,868
Less - Current maturities	—	—	—	—
Less - Unamortized deferred financing costs	27,415	n/a	25,277	n/a
Long-term debt	$1,626,743	$1,624,341	$1,576,559	$1,625,868

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the senior secured notes and senior notes.
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
(d) As discussed in “Note 5 - Long-term Debt”, these notes became unsecured following the Collateral Fall-Away Event on May 30, 2017.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

12. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company entered into the A&R Intermediation Agreements that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying intermediates and refined products. The level of activity for these derivatives is based on the level of operating inventories.
As of June 30, 2017, there were 3,005,137 barrels of intermediates and refined products (2,942,348 barrels at December 31, 2016) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2017, there were 10,566,000 barrels of crude oil and 8,732,000 barrels of refined products (5,950,000 and 2,831,000, respectively, as of December 31, 2016), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of June 30, 2017 and December 31, 2016 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
June 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$9,165
December 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,058

Derivatives not designated as hedging instruments:
June 30, 2017:
Commodity contracts	Accounts receivable	$19,330
December 31, 2016:
Commodity contracts	Accrued expenses	$3,508

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the condensed consolidated statement of operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended June 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(20,017)
For the three months ended June 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$8,973
For the six months ended June 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$3,107
For the six months ended June 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(26,172)

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2017:
Commodity contracts	Cost of products and other	$14,293
For the three months ended June 30, 2016:
Commodity contracts	Cost of products and other	$(19,134)
For the six months ended June 30, 2017:
Commodity contracts	Cost of products and other	$14,684
For the six months ended June 30, 2016:
Commodity contracts	Cost of products and other	$(39,087)

Hedged items designated in fair value hedges:
For the three months ended June 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$20,017
For the three months ended June 30, 2016:
Intermediate and refined product inventory	Cost of products and other	$(8,973)
For the six months ended June 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$(3,107)
For the six months ended June 30, 2016:
Intermediate and refined product inventory	Cost of products and other	$26,172
The Company had no ineffectiveness related to the Company’s fair value hedges for the three and six months ended June 30, 2017 or 2016.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. SUBSEQUENT EVENTS
Dividend Declared
On August 3, 2017, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on August 31, 2017 to PBF Energy Class A common stockholders of record at the close of business on August 15, 2017. If necessary, PBF Holding will make a distribution of up to approximately $34,100 to PBF LLC, which in turn will make pro-rata distributions to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC, Chalmette Refining, L.L.C., PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the senior notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer”. The indentures dated November 24, 2015 and May 30, 2017, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries”. PBF Energy Limited, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, TVP Holding Company LLC (“TVP Holding”), Torrance Basin Pipeline Company LLC and Torrance Pipeline Company LLC are consolidated subsidiaries of the Company that are not guarantors of the Senior Notes. Additionally, our 50% equity investment in Torrance Valley Pipeline Company, held by TVP Holding is included in our Non-Guarantor financial position and results of operations and cash flows as TVP Holding is not a guarantor of the Senior Notes.
The Senior Notes were co-issued by PBF Finance. For purposes of the following footnote, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$78,302	$5,961	$29,756	$—	$114,019
Accounts receivable	577,813	4,498	27,449	—	609,760
Accounts receivable - affiliate	1,461	24,428	600	—	26,489
Affiliate notes receivable	—	11,600	—	—	11,600
Inventories	1,654,143	—	221,021	—	1,875,164
Prepaid expense and other current assets	30,759	27,443	168	—	58,370
Due from related parties	26,546,381	22,526,098	5,683,279	(54,755,758)	—
Total current assets	28,888,859	22,600,028	5,962,273	(54,755,758)	2,695,402

Property, plant and equipment, net	25,896	2,527,179	239,954	—	2,793,029
Investment in subsidiaries	7,524	431,662	—	(439,186)	—
Investment in equity method investee	—	—	174,047	—	174,047
Deferred charges and other assets, net	30,571	780,710	—	—	811,281
Total assets	$28,952,850	$26,339,579	$6,376,274	$(55,194,944)	$6,473,759

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$240,234	$185,231	$12,175	$—	$437,640
Accounts payable - affiliate	31,347	159	(97)	—	31,409
Accrued expenses	1,316,523	141,382	136,395	—	1,594,300
Deferred revenue	4,899	20	13	—	4,932
Due to related parties	23,277,244	25,761,022	5,717,492	(54,755,758)	—
Total current liabilities	24,870,247	26,087,814	5,865,978	(54,755,758)	2,068,281

Long-term debt	1,548,024	47,406	31,313	—	1,626,743
Deferred tax liabilities	—	—	50,822	—	50,822
Other long-term liabilities	29,772	189,189	4,145	—	223,106
Total liabilities	26,448,043	26,324,409	5,952,258	(54,755,758)	3,968,952

Commitments and contingencies

Equity:
Member’s equity	2,349,357	1,720,206	362,598	(2,082,804)	2,349,357
Retained earnings / (accumulated deficit)	167,868	(1,709,693)	61,418	1,648,275	167,868
Accumulated other comprehensive (loss) income	(25,311)	(8,236)	—	8,236	(25,311)
Total PBF Holding Company LLC equity	2,491,914	2,277	424,016	(426,293)	2,491,914
Noncontrolling interest	12,893	12,893	—	(12,893)	12,893
Total equity	2,504,807	15,170	424,016	(439,186)	2,504,807
Total liabilities and equity	$28,952,850	$26,339,579	$6,376,274	$(55,194,944)	$6,473,759

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$4,928,464	$134,566	$512,262	$(562,041)	$5,013,251

Cost and expenses:
Cost of products and other	4,703,574	32,288	489,012	(562,041)	4,662,833
Operating expenses (excluding depreciation)	(326)	389,889	9,007	—	398,570
General and administrative expenses	28,843	6,286	(209)	—	34,920
Equity (income) loss in investee	—	—	(3,820)	—	(3,820)
Loss on sale of assets	—	29	—	—	29
Depreciation and amortization expense	6,019	55,077	1,897	—	62,993
	4,738,110	483,569	495,887	(562,041)	5,155,525

Income (loss) from operations	190,354	(349,003)	16,375	—	(142,274)

Other income (expenses):
Equity in earnings (loss) of subsidiaries	(338,171)	1,442	—	336,729	—
Change in fair value of catalyst leases	—	1,104	—	—	1,104
Debt extinguishment costs	(25,451)	—	—	—	(25,451)
Interest expense, net	(32,108)	(480)	(269)	—	(32,857)
Income (loss) before income taxes	(205,376)	(346,937)	16,106	336,729	(199,478)
Income tax expense	—	—	5,898	—	5,898
Net income (loss)	(205,376)	(346,937)	10,208	336,729	(205,376)
Less: net income attributable to noncontrolling interests	267	267	—	(267)	267
Net income (loss) attributable to PBF Holding Company LLC	$(205,643)	$(347,204)	$10,208	$336,996	$(205,643)

Comprehensive income (loss) attributable to PBF Holding Company LLC	$(205,313)	$(347,204)	$10,208	$336,996	$(205,313)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$3,834,460	$95,163	$339,721	$(413,571)	$3,855,773

Cost and expenses:
Cost of products and other	3,300,539	39,483	358,297	(413,571)	3,284,748
Operating expenses (excluding depreciation)	(28)	268,608	2,959	—	271,539
General and administrative expenses	28,609	9,209	273	—	38,091
Loss on sale of assets	—	24	3,198	—	3,222
Depreciation and amortization expense	1,379	45,780	1,760	—	48,919
	3,330,499	363,104	366,487	(413,571)	3,646,519

Income (loss) from operations	503,961	(267,941)	(26,766)	—	209,254

Other income (expenses):
Equity in earnings (loss) of subsidiaries	(292,212)	—	—	292,212	—
Change in fair value of catalyst leases	—	(1,748)	—	—	(1,748)
Interest expense, net	(30,245)	(484)	(550)	—	(31,279)
Income (loss) before income taxes	181,504	(270,173)	(27,316)	292,212	176,227
Income tax benefit	—	—	(5,277)	—	(5,277)
Net income (loss)	181,504	(270,173)	(22,039)	292,212	181,504
Less: net income attributable to noncontrolling interests	90	90	—	(90)	90
Net income (loss) attributable to PBF Holding Company LLC	$181,414	$(270,263)	$(22,039)	$292,302	$181,414

Comprehensive income (loss) attributable to PBF Holding Company LLC	$181,829	$(270,263)	$(22,039)	$292,302	$181,829

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Six Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$9,654,243	$760,335	$1,042,167	$(1,693,296)	$9,763,449

Cost and expenses:
Cost of products and other	9,064,194	530,062	1,013,627	(1,693,296)	8,914,587
Operating expenses (excluding depreciation)	(331)	819,419	16,335	—	835,423
General and administrative expenses	62,538	13,451	(590)	—	75,399
Equity (income) loss in investee	—	—	(7,419)	—	(7,419)
Loss on sale of assets	—	912	—	—	912
Depreciation and amortization expense	7,781	107,124	3,778	—	118,683
	9,134,182	1,470,968	1,025,731	(1,693,296)	9,937,585

Income (loss) from operations	520,061	(710,633)	16,436	—	(174,136)

Other income (expenses):
Equity in earnings (loss) of subsidiaries	(703,300)	3,335	—	699,965	—
Change in fair value of catalyst leases	—	(1,484)	—	—	(1,484)
Debt extinguishment costs	(25,451)	—	—	—	(25,451)
Interest expense, net	(62,226)	(838)	(449)	—	(63,513)
Income (loss) before income taxes	(270,916)	(709,620)	15,987	699,965	(264,584)
Income tax expense	—	—	6,332	—	6,332
Net income (loss)	(270,916)	(709,620)	9,655	699,965	(270,916)
Less: net income attributable to noncontrolling interests	380	380	—	(380)	380
Net income (loss) attributable to PBF Holding Company LLC	$(271,296)	$(710,000)	$9,655	$700,345	$(271,296)

Comprehensive income (loss) attributable to PBF Holding Company LLC	$(270,645)	$(710,000)	$9,655	$700,345	$(270,645)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Six Months Ended June 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$6,630,376	$144,782	$660,441	$(779,641)	$6,655,958

Cost and expenses:
Cost of products and other	5,739,927	103,453	666,992	(779,641)	5,730,731
Operating expenses (excluding depreciation)	(400)	562,642	5,936	—	568,178
General and administrative expenses	57,306	16,060	(2,006)	—	71,360
Loss on sale of assets	—	24	3,198	—	3,222
Depreciation and amortization expense	3,076	96,522	3,614	—	103,212
	5,799,909	778,701	677,734	(779,641)	6,476,703

Income (loss) from operations	830,467	(633,919)	(17,293)	—	179,255

Other income (expenses):
Equity in earnings (loss) of subsidiaries	(684,805)	—	—	684,805	—
Change in fair value of catalyst leases	—	(4,633)	—	—	(4,633)
Interest expense, net	(62,586)	(842)	(1,122)	—	(64,550)
Income (loss) before income taxes	83,076	(639,394)	(18,415)	684,805	110,072
Income tax expense	—	—	26,996	—	26,996
Net income (loss)	83,076	(639,394)	(45,411)	684,805	83,076
Less: net income attributable to noncontrolling interests	393	393	—	(393)	393
Net income (loss) attributable to PBF Holding Company LLC	$82,683	$(639,787)	$(45,411)	$685,198	$82,683

Comprehensive income (loss) attributable to PBF Holding Company LLC	$83,720	$(639,787)	$(45,411)	$685,198	$83,720

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(270,916)	$(709,620)	$9,655	$699,965	$(270,916)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	11,596	107,430	3,823	—	122,849
Stock-based compensation	—	10,134	—	—	10,134
Change in fair value of catalyst leases	—	1,484	—	—	1,484
Deferred income taxes	—	—	5,123	—	5,123
Non-cash lower of cost or market inventory adjustment	167,134	—	—	—	167,134
Non-cash change in inventory repurchase obligations	(3,107)	—	—	—	(3,107)
Debt extinguishment costs	25,451	—	—	—	25,451
Pension and other post-retirement benefit costs	3,304	17,817	—	—	21,121
(Income) from equity method investee	—	—	(7,419)	—	(7,419)
Distributions from equity method investee	—	—	12,254	—	12,254
Loss on sale of assets	—	912	—	—	912
Equity in earnings (loss) of subsidiaries	703,300	(3,335)	—	(699,965)	—
Changes in operating assets and liabilities:
Accounts receivable	21,334	3,501	(18,714)	—	6,121
Due to/from affiliates	(1,111,279)	1,029,667	68,107	—	(13,505)
Inventories	(141,219)	—	(37,519)	—	(178,738)
Prepaid expense and other current assets	(3,314)	(14,716)	(8)	—	(18,038)
Accounts payable	(120,026)	(24,140)	(2,116)	1,463	(144,819)
Accrued expenses	178,794	(42,903)	(29,818)	—	106,073
Deferred revenue	(6,002)	(1,418)	12	—	(7,408)
Other assets and liabilities	(15,218)	(13,881)	(11,426)	—	(40,525)
Net cash (used in) provided by operations	(560,168)	360,932	(8,046)	1,463	(205,819)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(287)	(179,019)	(269)	—	(179,575)
Expenditures for deferred turnaround costs	—	(214,375)	—	—	(214,375)
Expenditures for other assets	—	(23,747)	—	—	(23,747)
Net cash used in investing activities	(287)	(417,141)	(269)	—	(417,697)

Cash flows from financing activities:
Contributions from PBF LLC	97,000	—	—	—	97,000
Distribution to members	(5,252)	—	—	—	(5,252)
Proceeds from 2025 7.25% Senior Notes	725,000	—	—	—	725,000
Cash paid to extinguish 2020 8.25% Senior Secured Notes	(690,209)	—	—	—	(690,209)
Repayments of PBF Rail Term Loan	—	—	(3,295)	—	(3,295)
Proceeds from revolver borrowings	290,000	—	—	—	290,000
Repayments of revolver borrowings	(290,000)	—	—	—	(290,000)
Due to/from affiliates	(5,453)	5,453	—	—	—
Deferred financing costs and other	(12,414)	—	—	—	(12,414)
Net cash provided by (used in) financing activities	108,672	5,453	(3,295)	—	110,830

Net (decrease) increase in cash and cash equivalents	(451,783)	(50,756)	(11,610)	1,463	(512,686)
Cash and cash equivalents, beginning of period	530,085	56,717	41,366	(1,463)	626,705
Cash and cash equivalents, end of period	$78,302	$5,961	$29,756	$—	$114,019

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Six Months Ended June 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$83,076	$(639,394)	$(45,411)	$684,805	$83,076
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	7,405	96,645	3,895	—	107,945
Stock-based compensation	—	9,999	—	—	9,999
Change in fair value of catalyst leases	—	4,633	—	—	4,633
Deferred income taxes	—	—	27,060	—	27,060
Non-cash lower of cost or market inventory adjustment	(200,063)	(16,780)	—	—	(216,843)
Non-cash change in inventory repurchase obligations	—	26,172	—	—	26,172
Pension and other post-retirement benefit costs	3,464	11,891	—	—	15,355
Loss on sale of assets	—	24	3,198	—	3,222
Equity in earnings of subsidiaries	684,805	—	—	(684,805)	—
Changes in operating assets and liabilities:
Accounts receivable	(190,245)	6,084	(6,484)	—	(190,645)
Due to/from affiliates	(838,988)	798,315	38,216	—	(2,457)
Inventories	91,094	(11,455)	2,940	—	82,579
Prepaid expense and other current assets	(4,255)	(12,365)	198	—	(16,422)
Accounts payable	80,299	(24,617)	1,030	1,930	58,642
Accrued expenses	175,598	(2,269)	(9,082)	—	164,247
Deferred revenue	3,767	—	—	—	3,767
Other assets and liabilities	(10,304)	(3,305)	1,087	—	(12,522)
Net cash (used in) provided by operations	(114,347)	243,578	16,647	1,930	147,808

Cash flows from investing activities:
Expenditures for property, plant and equipment	(11,765)	(98,259)	(11)	—	(110,035)
Expenditures for deferred turnaround costs	—	(106,649)	—	—	(106,649)
Expenditures for other assets	—	(21,325)	—	—	(21,325)
Investment in subsidiaries	12,800	—	—	(12,800)	—
Chalmette Acquisition working capital settlement	—	(2,659)	—	—	(2,659)
Proceeds from sale of assets	—	—	6,860	—	6,860
Net cash provided by (used in) investing activities	1,035	(228,892)	6,849	(12,800)	(233,808)

Cash flows from financing activities:
Distributions to Parent	—	—	(12,800)	12,800	—
Distributions to members	(61,667)	—	—	—	(61,667)
Proceeds from affiliate notes payable	635	—	—	—	635
Repayment of affiliate notes payable	(517)	—	—	—	(517)
Repayment of Rail Facility revolver borrowings	—	—	(6,970)	—	(6,970)
Proceeds from revolver borrowings	550,000	—	—	—	550,000
Net cash provided by (used in) financing activities	488,451	—	(19,770)	12,800	481,481

Net increase in cash and cash equivalents	375,139	14,686	3,726	1,930	395,481
Cash and cash equivalents, beginning of period	882,820	6,236	28,968	(3,275)	914,749
Cash and cash equivalents, end of period	$1,257,959	$20,922	$32,694	$(1,345)	$1,310,230

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. As of June 30, 2017, we own and operate five domestic oil refineries and related assets. As of June 30, 2017, our refineries have a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. The Company’s oil refineries are aggregated into one reportable segment.
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
Senior Notes Offering
On May 30, 2017, we and PBF Finance issued $725.0 million in aggregate principal amount of 7.25% Senior Notes due 2025 (the “2025 Senior Notes”). We used the net proceeds to fund the cash tender offer (the “Tender Offer”) for any and all of our outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. As described in “Note 5 - Long-term Debt”, upon the satisfaction and discharge of the 2020 Senior Secured Notes in connection with the closing of the Tender Offer and the redemption, the 2023 Senior Notes became unsecured and certain covenants were modified, as provided for in the indenture governing the 2023 Senior Notes and related documents.
Inventory Intermediation Agreements
On May 4, 2017, we and our subsidiaries, DCR and PRC, entered into amendments to the inventory intermediation agreements (as amended in the second quarter of 2017, the "A&R Intermediation Agreements") with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. The A&R Intermediation Agreement by and among J. Aron, us and PRC relating to the Paulsboro refinery extends the term to January 2, 2018, which term may be further extended by mutual consent of the parties to July 1, 2019. The A&R Intermediation Agreement by and among J. Aron, us and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
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
The purchase price for the assets was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million. The final purchase price and fair value allocation were completed as of June 30, 2017. During the measurement period, which ended in June 2017, adjustments were made to the Company’s preliminary fair value estimates related primarily to Property, plant and equipment and Other long-term liabilities reflecting the finalization of the Company’s assessment of the costs and duration of certain assumed pre-existing environmental obligations. The transaction was financed through a combination of cash on hand, including proceeds from certain PBF Energy equity offerings, and borrowings under our asset based revolving credit agreement (“Revolving Loan”).
PNGPC Contribution Agreement
On February 15, 2017, PBFX entered into a contribution agreement (the “PNGPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the PNGPC Contribution Agreement, we contributed to PBF LLC, which, in turn, contributed to PBFX’s wholly owned subsidiary PBFX Operating Company LLC (“PBFX Op Co”) all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an existing interstate natural gas pipeline that runs under the Delaware River and terminates at our Paulsboro refinery. PNGPC has Federal Energy Regulatory Commission (“FERC”)

approval for, and is in the process of constructing, a new 24” pipeline (the “New Pipeline”) to replace the existing pipeline, which was placed in service in August 2017. In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11.6 million intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of ours (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the New Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.
Chalmette Storage Tank Lease
On February 15, 2017, we entered into a ten-year storage services agreement (the “Chalmette Storage Agreement”) with PBFX Op Co under which PBFX Op Co will provide storage services to us upon the earlier of November 1, 2017 and the completion of construction of a new tank with a shell capacity of 625,000 barrels at our Chalmette refinery. PBFX Op Co and Chalmette Refining, L.L.C. (“Chalmette Refining”) have entered into a twenty-year lease for the premises upon which the tank will be located (the “Lease”) and a project management agreement pursuant to which Chalmette Refining will manage the construction of the tank. The Chalmette Storage Agreement can be extended by us for two additional five-year periods. Under the Chalmette Storage Agreement, PBFX will provide us with storage services in return for storage fees. The storage services require PBFX to accept, redeliver and store all products tendered by us in the tank and we will pay a monthly fee of $0.60 per barrel of shell capacity. The Lease can be extended by PBFX Op Co for two additional ten year periods.
TVPC Contribution Agreement
On August 31, 2016, PBFX entered into a contribution agreement (the “TVPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the TVPC Contribution Agreement, PBF Holding distributed to PBF LLC, and PBFX acquired from PBF LLC, 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”), whose assets consist of the 189-mile San Joaquin Valley Pipeline system, including the M55, M1 and M70 pipeline system, including 11 pipeline stations with storage capability and truck unloading capacity at two of the stations. Subsequent to the distribution of TVPC pursuant to the TVPC Contribution Agreement, PBF Holding deconsolidated TVPC and has recognized an equity investment in TVPC for its 50% noncontrolling interest.
Agreements with PBFX
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by our indirect parent company, PBF Energy, to own or lease, operate, develop and acquire crude oil, refined petroleum products and natural gas terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of our refineries, as well as for third party customers.
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). Beginning with the completion of the PBFX Offering, we have entered into a series of agreements with PBFX, including contribution, commercial and operational agreements. Each of these agreements and their impact to our operations is described in “Note 8 - Related Party Transactions” in our condensed consolidated financial statements.
A summary of revenue and expense transactions with PBFX is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues under affiliate agreements:
Services Agreement	$1.7	$1.1	$3.3	$2.2
Omnibus Agreement	1.6	1.4	3.3	2.3
Total expenses under affiliate agreements	58.4	38.0	114.6	74.5
Amended and Restated Asset Based Revolving Credit Facility
The Third Amended and Restated Revolving Loan is available to be used for working capital and other general corporate purposes. As noted in “Note 2 - Acquisitions”, we took down an advance under our Revolving Loan to partially fund the Torrance Acquisition in 2016. The outstanding balance under our Revolving Loan was

$350.0 million, $350.0 million and $550.0 million as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively.
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
On December 22, 2016, the Rail Facility was terminated and replaced with the PBF Rail Term Loan (as described below).
PBF Rail Term Loan
On December 22, 2016, PBF Rail entered into a $35.0 million term loan (the “PBF Rail Term Loan”) with a bank previously party to the Rail Facility. The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at the one month LIBOR plus the margin as defined in the credit agreement. As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain eligible crude tank cars; (ii) the debt service reserve account; and (iii) our member interest in PBF Rail. Additionally, the PBF Rail Term Loan contains customary terms, events of default and covenants for a transaction of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars collateralizing the loan are sold, scrapped or otherwise removed from the collateral pool.
The outstanding balance of the PBF Rail Term Loan was $31.7 million and $35.0 million as of June 30, 2017 and December 31, 2016, respectively.
Affiliate notes payable with PBF LLC and PBF Energy
Our long-term debt obligations may include outstanding affiliate notes payable with PBF LLC and PBF Energy. The affiliate notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium. Additional borrowings may be made by PBF Holding under such affiliate notes payable from time to time. In the fourth quarter of 2016, the affiliate notes were extended to 2021. Additionally, in the fourth quarter of 2016, PBF LLC converted outstanding affiliate notes payable from PBF Holding of $379.9 million to a capital contribution. In the first quarter of 2017, PBF LLC converted the full amount of outstanding affiliate notes payable from PBF Holding of $86.3 million to a capital contribution. As of June 30, 2017, PBF Holding had no outstanding affiliate notes payable with PBF Energy and PBF LLC ($86.3 million outstanding as of December 31, 2016).

Results of Operations
The following tables reflect our financial and operating highlights for the three and six months ended June 30, 2017 and 2016 (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$5,013,251	$3,855,773	$9,763,449	$6,655,958

Cost and expenses:
Cost of products and other	4,662,833	3,284,748	8,914,587	5,730,731
Operating expenses (excluding depreciation of $56,973, $47,333, $110,790 and $99,722 for the periods presented, respectively)	398,570	271,539	835,423	568,178
General and administrative expenses	34,920	38,091	75,399	71,360
Equity (income) loss in investee	(3,820)	—	(7,419)	—
Loss on sale of assets	29	3,222	912	3,222
Depreciation and amortization expense	62,993	48,919	118,683	103,212
Income (loss) from operations:	(142,274)	209,254	(174,136)	179,255
Change in fair value of catalyst leases	1,104	(1,748)	(1,484)	(4,633)
Debt extinguishment costs	(25,451)	—	(25,451)	—
Interest expense, net	(32,857)	(31,279)	(63,513)	(64,550)
Income (loss) before income taxes	(199,478)	176,227	(264,584)	110,072
Income tax expense (benefit)	5,898	(5,277)	6,332	26,996
Net income (loss)	(205,376)	181,504	(270,916)	83,076
Less: net income attributable to noncontrolling interests	267	90	380	393
Net income (loss) attributable to PBF Holding Company LLC	$(205,643)	$181,414	$(271,296)	$82,683

Gross margin	$(105,125)	$251,946	$(97,461)	$256,913
Gross refining margin (1)	$350,418	$571,025	$848,862	$925,227

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Key Operating Information
Production (bpd in thousands)	764.2	702.7	748.8	678.0
Crude oil and feedstocks throughput (bpd in thousands)	769.2	698.1	753.7	674.0
Total crude oil and feedstocks throughput (millions of barrels)	70.0	63.5	136.4	122.7
Gross margin per barrel of throughput	$(1.49)	$3.96	$(0.71)	$2.09
Gross refining margin, excluding special items, per barrel of throughput (1)	$7.17	$6.50	$7.45	$5.77
Refinery operating expenses, excluding depreciation, per barrel of throughput	$5.69	$4.27	$6.12	$4.63

Crude and feedstocks (% of total throughput) (2)
Heavy crude	30%	18%	35%	16%
Medium crude	31%	44%	30%	47%
Light crude	23%	27%	20%	25%
Other feedstocks and blends	16%	11%	15%	12%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	50%	47%	51%	48%
Distillates and distillate blendstocks	30%	32%	30%	31%
Lubes	1%	1%	1%	1%
Chemicals	2%	4%	2%	4%
Other	16%	16%	16%	16%
Total yield	99%	100%	100%	100%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars per barrel, except as noted)
Dated Brent Crude	$49.69	$45.65	$51.61	$40.08
West Texas Intermediate (WTI) crude oil	$48.11	$45.53	$49.89	$39.64
Light Louisiana Sweet (LLS) crude oil	$50.17	$47.39	$51.77	$41.51
Alaska North Slope (ANS) crude oil	$50.61	$45.74	$52.20	$40.00
Crack Spreads
Dated Brent (NYH) 2-1-1	$14.81	$15.32	$13.21	$13.30
WTI (Chicago) 4-3-1	$14.09	$16.51	$12.65	$12.77
LLS (Gulf Coast) 2-1-1	$12.56	$10.76	$12.30	$9.76
ANS (West Coast) 4-3-1	$19.16	$18.58	$17.85	$18.04
Crude Oil Differentials
Dated Brent (foreign) less WTI	$1.58	$0.11	$1.73	$0.44
Dated Brent less Maya (heavy, sour)	$8.00	$7.83	$7.34	$7.94
Dated Brent less WTS (sour)	$2.65	$0.96	$2.98	$0.95
Dated Brent less ASCI (sour)	$2.85	$3.67	$3.46	$3.96
WTI less WCS (heavy, sour)	$9.56	$11.75	$11.23	$11.55
WTI less Bakken (light, sweet)	$0.30	$0.43	$0.61	$0.98
WTI less Syncrude (light, sweet)	$(1.35)	$(2.72)	$(1.81)	$(3.56)
WTI less LLS (light, sweet)	$(2.06)	$(1.85)	$(1.88)	$(1.87)
WTI less ANS (light, sweet)	$(2.50)	$(0.21)	$(2.31)	$(0.37)
Natural gas (dollars per MMBTU)	$3.14	$2.25	$3.10	$2.11
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Overview— Net loss was $205.4 million for the three months ended June 30, 2017 compared to net income of $181.5 million for the three months ended June 30, 2016.
Our results for the three months ended June 30, 2017 were negatively impacted by special items consisting of a non-cash lower of cost or market (“LCM”) inventory adjustment of approximately $151.1 million and debt extinguishment costs related to the early retirement of our 2020 Senior Secured Notes of $25.5 million. Our results for the three months ended June 30, 2016 were positively impacted by an LCM inventory adjustment of approximately $157.8 million. These LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented. Excluding the impact of these special items, our results were negatively impacted by lower crack spreads at our East Coast and Mid-Continent refineries, lower throughput per day at our Delaware City and Toledo refineries as discussed below and the planned turnaround at our Torrance refinery. These negative impacts were partially offset by generally favorable movements in crude oil differentials, higher crack spreads for our Gulf Coast refinery and lower costs to comply with the RFS.
Revenues— Revenues totaled $5.0 billion for the three months ended June 30, 2017 compared to $3.9 billion for the three months ended June 30, 2016, an increase of approximately $1.2 billion, or 30.0%. Revenues per barrel were $61.25 and $60.70 for the three months ended June 30, 2017 and 2016, respectively, an increase of 0.9% directly related to higher hydrocarbon commodity prices. For the three months ended June 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately

326,100 bpd, 154,600 bpd, 191,300 bpd, and 97,200 bpd, respectively. For the three months ended June 30, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 351,700 bpd, 174,200 bpd and 172,200 bpd, respectively. The decrease in throughput rates at our East Coast and Mid-Continent refineries in 2017 compared to 2016 is primarily due to planned downtime at our Delaware City refinery in 2017 and market conditions at our Toledo refinery. Our Gulf Coast refinery throughput rates increased in the second quarter of 2017 as compared to the same period of 2016 following the completion of a planned turnaround in the first quarter of 2017. Our West Coast refinery was not acquired until the third quarter of 2016 and was undergoing a turnaround for a majority of the second quarter of 2017. For the three months ended June 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 369,000 bpd, 161,500 bpd, 237,700 bpd and 131,200 bpd, respectively. For the three months ended June 30, 2016, the total barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 385,300 bpd, 180,000 bpd and 211,800 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled a loss of $105.1 million, or a loss of $1.49 per barrel of throughput, for the three months ended June 30, 2017 compared to $251.9 million, or $3.96 per barrel of throughput, for the three months ended June 30, 2016, a decrease of approximately $357.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $350.4 million, or $5.01 per barrel of throughput ($501.5 million or $7.17 per barrel of throughput excluding the impact of special items), for the three months ended June 30, 2017 compared to $571.0 million, or $8.98 per barrel of throughput ($413.2 million or $6.50 per barrel of throughput excluding the impact of special items) for the three months ended June 30, 2016, a decrease of approximately $220.6 million or an increase of $88.3 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin increased due to favorable movements in certain crude differentials, improved crack spreads and higher throughput rates in the Gulf Coast, reduced costs to comply with the RFS and positive margin contributions from our Torrance refinery acquired in the third quarter of 2016. Costs to comply with our obligation under the RFS totaled $68.8 million for the three months ended June 30, 2017 (excluding our West Coast refinery, whose costs to comply with RFS totaled $5.4 million for the three months ended June 30, 2017) compared to $93.2 million for the three months ended June 30, 2016. In addition, gross margin and gross refining margin were negatively impacted by a non-cash LCM inventory adjustment of approximately $151.1 million on a net basis resulting from a decrease in crude oil and refined product prices in comparison to both the prices at year end and the first quarter of 2017. The non-cash LCM inventory adjustment increased gross margin and gross refining margin by approximately $157.8 million in the second quarter of 2016.
Average industry refining margins in the Mid-Continent were weaker during the three months ended June 30, 2017 as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $14.09 per barrel, or 14.7% lower, in the three months ended June 30, 2017 as compared to $16.51 per barrel in the same period in 2016. Our margins were unfavorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential, partially offset by an improving WTI/Syncrude differential, which averaged a premium of $1.35 per barrel during the three months ended June 30, 2017 as compared to a premium of $2.72 per barrel in the same period of 2016.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.81 per barrel, or 3.3% lower, in the three months ended June 30, 2017 as compared to $15.32 per barrel in the same period in 2016. The Dated Brent/WTI differential and Dated Brent/Maya differential were $1.47 and $0.17 higher, respectively, in the three months ended June 30, 2017 as compared to the same period in 2016, partially offset by a narrowing WTI/Bakken differential, which was approximately $0.13 per barrel less favorable in the three months ended June 30, 2017 as compared to the same period in 2016.
Gulf Coast industry refining margins generally improved during the three months ended June 30, 2017 as compared to the same period in 2016. The LLS (Gulf Coast) 2-1-1 industry crack spread was $12.56 per barrel, or 16.7% higher, in the three months ended June 30, 2017 as compared to $10.76 per barrel in the same period in 2016. Crude differentials weakened slightly with the WTI/LLS averaging a premium of $2.06 per barrel during the three months ended June 30, 2017 as compared to a premium of $1.85 per barrel in the same period of 2016.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $398.6 million, or $5.69 per barrel of throughput, for the three months ended June 30, 2017 compared to $271.5 million, or $4.27 per barrel of throughput, for the three months ended June 30, 2016, an increase of $127.0 million, or 46.8%. The increase in operating expenses was mainly attributable to costs associated with the Torrance refinery and related logistics assets which totaled approximately $115.0 million for the three months ended June 30, 2017. Total operating expenses for the three months ended June 30, 2017, excluding our Torrance refinery, increased slightly due to higher maintenance costs at our Chalmette refinery and slightly higher energy costs across all of our refineries attributable to strengthening natural gas prices. The increase in operating expenses was slightly offset by a decrease in outside services costs.
General and Administrative Expenses— General and administrative expenses totaled $34.9 million for the three months ended June 30, 2017 compared to $38.1 million for the three months ended June 30, 2016, a decrease of approximately $3.2 million or 8.3%. The decrease in general and administrative expenses for the three months ended June 30, 2017 over the same period of 2016 primarily relates to lower outside services costs in support of acquisitions and related integration activities of $3.1 million, reflecting less activity in the second quarter of 2017 and a decrease of $2.6 million in stock option expense. These decreases were partially offset by increased employee related expenses of $2.5 million mainly due to increased headcount as a result of the Torrance Acquisition. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss on Sale of Assets— There was a de minimis loss on sale of assets for the three months ended June 30, 2017 relating to non-operating refinery assets compared to a loss of $3.2 million on the sale of non-operating refinery assets for the three months ended June 30, 2016.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $63.0 million for the three months ended June 30, 2017 compared to $48.9 million for the three months ended June 30, 2016, an increase of $14.1 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Torrance Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2016.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $1.1 million for the three months ended June 30, 2017 compared to a loss of $1.7 million for the three months ended June 30, 2016. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt extinguishment costs - Debt extinguishment costs of $25.5 million incurred in the three months ended June 30, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2016.
Interest Expense, net— Interest expense totaled $32.9 million for the three months ended June 30, 2017 compared to $31.3 million for the three months ended June 30, 2016, an increase of approximately $1.6 million. This net increase is attributable to higher borrowings under our Revolving Loan partially offset by lower letter of credit fees and higher interest income. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory

Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or provision for income taxes for the three months ended June 30, 2017 and June 30, 2016, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.
We incurred an net income tax expense of $5.9 million and a benefit of $5.3 million for the three months ended June 30, 2017 and June 30, 2016, respectively, reflecting net earnings from our taxable subsidiaries in the three months ended June 30, 2017 as compared to a net loss in the three months ended June 30, 2016.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Overview— Net loss was $270.9 million for the six months ended June 30, 2017 compared to net income of $83.1 million for the six months ended June 30, 2016.
Our results for the six months ended June 30, 2017 were negatively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $167.1 million and debt extinguishment costs related to the early retirement of our 2020 Senior Secured Notes of $25.5 million. Our results for the six months ended June 30, 2016 were positively impacted by an LCM inventory adjustment of approximately $216.8 million. These LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented. Excluding the impact of these special items, our results were positively impacted by generally favorable movements in crude oil differentials, higher crack spreads for our Gulf Coast refinery and lower costs to comply with the RFS. These positive impacts were partially offset by lower throughput per day at our Delaware City and Toledo refineries as discussed below and the planned turnaround at our Torrance refinery.
Revenues— Revenues totaled $9.8 billion for the six months ended June 30, 2017 compared to $6.7 billion for the six months ended June 30, 2016, an increase of approximately $3.1 billion, or 46.7%. Revenues per barrel were $61.57 and $54.25 for the six months ended June 30, 2017 and 2016, respectively, an increase of 13.5% directly related to higher hydrocarbon commodity prices. For the six months ended June 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 323,200 bpd, 139,300 bpd, 173,600 bpd, and 117,600 bpd, respectively. For the six months ended June 30, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 333,900 bpd, 165,900 bpd and 174,200 bpd, respectively. The decrease in throughput rates at our East Coast refineries in 2017 compared to 2016 is primarily due to planned downtime at our Delaware City refinery in 2017. The decrease in throughput rates at our Mid-Continent and Gulf Coast refineries in the first six months of 2017 was mainly due to unplanned downtime and less favorable market conditions at our Toledo refinery and planned downtime at our Chalmette refinery during the first quarter of 2017. Our West Coast refinery was not acquired until the third quarter of 2016. For the six months ended June 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 357,100 bpd, 157,200 bpd, 215,800 bpd and 146,000 bpd, respectively. For the six months ended June 30, 2016, the total barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 376,200 bpd, 174,900 bpd and 208,800 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled a loss of $97.5 million, or a loss of $0.71 per barrel of throughput, for the six months ended June 30, 2017 compared to $256.9 million, or $2.09 per barrel of throughput, for the six months ended June 30, 2016, a decrease of $354.4 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $848.9 million, or $6.22 per barrel of throughput ($1,016.0 million or $7.45 per barrel of throughput excluding the impact of special items), for the six months ended June 30, 2017 compared to $925.2 million, or $7.54 per barrel of throughput

($708.4 million or $5.77 per barrel of throughput excluding the impact of special items) for the six months ended June 30, 2016, a decrease of approximately $76.4 million or an increase of $307.6 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin increased due to favorable movements in certain crude differentials, improved crack spreads in the Gulf Coast, reduced costs to comply with the RFS and positive margin contributions from our Torrance refinery acquired in the third quarter of 2016. Costs to comply with our obligation under the RFS totaled $104.9 million for the six months ended June 30, 2017 (excluding our West Coast refinery, whose costs to comply with RFS totaled $14.8 million for the six months ended June 30, 2017) compared to $157.2 million for the six months ended June 30, 2016. In addition, gross margin and gross refining margin were negatively impacted by a non-cash LCM inventory adjustment of approximately $167.1 million on a net basis resulting from a decrease in crude oil and refined product prices in comparison to the prices at year end. The non-cash LCM inventory adjustment increased gross margin and gross refining margin by approximately $216.8 million for the six months ended June 30, 2016.
Average industry refining margins in the Mid-Continent were weaker during the six months ended June 30, 2017 as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $12.65 per barrel, or 0.9% lower, in the six months ended June 30, 2017 as compared to $12.77 per barrel in the same period in 2016. Our margins were unfavorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential partially offset by an improving WTI/Syncrude differential, which averaged a premium of $1.81 per barrel during the six months ended June 30, 2017 as compared to a premium of $3.56 per barrel in the same period of 2016.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.21 per barrel, or 0.7% lower in the six months ended June 30, 2017 as compared to $13.30 per barrel in the same period in 2016. The Dated Brent/Maya differentials were $0.60 lower in the six months ended June 30, 2017 as compared to the same period in 2016. The Dated Brent/WTI differentials were $1.29 higher in the six months ended June 30, 2017 as compared to the same period in 2016, partially offset by a narrowing WTI/Bakken differential, which was approximately $0.37 per barrel less favorable in the six months ended June 30, 2017 as compared to the same period in 2016.
Gulf Coast industry refining margins generally improved during the six months ended June 30, 2017 as compared to the same period in 2016. The LLS (Gulf Coast) 2-1-1 industry crack spread was $12.30 per barrel, or 26.0% higher, in the six months ended June 30, 2017 as compared to $9.76 per barrel in the same period in 2016. Crude differentials slightly decreased with the WTI/LLS averaging a premium of $1.88 per barrel during the six months ended June 30, 2017 as compared to a premium of $1.87 per barrel in the same period of 2016.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $835.4 million, or $6.12 per barrel of throughput, for the six months ended June 30, 2017 compared to $568.2 million, or $4.63 per barrel of throughput, for the six months ended June 30, 2016, an increase of $267.2 million, or 47.0%. The increase in operating expenses was mainly attributable to costs associated with the Torrance refinery and related logistics assets which totaled approximately $242.5 million for the six months ended June 30, 2017. Total operating expenses for the six months ended June 30, 2017, excluding our Torrance refinery, increased slightly due to higher maintenance costs at our Chalmette refinery and slightly higher energy costs across all of our refineries attributable to strengthening natural gas prices. The increase in operating expenses was partially offset by a decrease in outside services costs.
General and Administrative Expenses— General and administrative expenses totaled $75.4 million for the six months ended June 30, 2017 compared to $71.4 million for the six months ended June 30, 2016, an increase of approximately $4.0 million or 5.7%. The increase in general and administrative expenses for the six months ended June 30, 2017 over the same period of 2016 primarily relates to increased employee related expenses of $6.8 million mainly due to increased headcount resulting from the Torrance Acquisition, an increase of $0.1 million in stock option expense and an increase of $2.0 million in information technology costs. These increases were partially offset by lower outside services costs in support of acquisitions and related integration activities of $5.9 million, reflecting less activity in 2017. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss on Sale of Assets— There was a loss of $0.9 million on sale of assets for the six months ended June 30, 2017 relating to non-operating refinery assets as compared to a loss of $3.2 million on the sale of assets for the six months ended June 30, 2016 relating to the sale of non-operating refinery assets in the second quarter of 2016.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $118.7 million for the six months ended June 30, 2017 compared to $103.2 million for the six months ended June 30, 2016, an increase of $15.5 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Torrance Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2016.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $1.5 million for the six months ended June 30, 2017 compared to a loss of $4.6 million for the six months ended June 30, 2016. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt extinguishment costs - Debt extinguishment costs of $25.5 million incurred in the six months ended June 30, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2016.
Interest Expense, net— Interest expense totaled $63.5 million for the six months ended June 30, 2017 compared to $64.6 million for the six months ended June 30, 2016, a decrease of approximately $1.0 million. This net decrease is mainly attributable to lower letter of credit fees, higher interest income and reduced amounts outstanding under our affiliate notes payable, partially offset by higher interest expense associated with higher borrowings under our Revolving Loan. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or provision for income taxes for the six months ended June 30, 2017 and June 30, 2016, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Ltd.. The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.
Income tax expense was $6.3 million and $27.0 million for the six months ended June 30, 2017 and June 30, 2016, respectively. Income tax expense for the six months ended June 30, 2016 included a charge of $30.7 million related to a correction of prior periods.

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

Special Items
The non-GAAP measures presented include EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to an LCM inventory adjustment and debt extinguishment costs (as further explained in “Notes to Non-GAAP Financial Measures” below on page 57). Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as gross margin excluding depreciation and operating expenses related to the refineries. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.
Neither gross refining margin nor gross refining margin excluding special items should be considered an alternative to gross margin, operating income, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross refining margin and gross refining margin excluding special items presented by other companies may not be comparable to our presentation, since each company may define these terms differently. The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, gross margin, on a historical basis, as applicable, for each of the periods indicated (in thousands, except per barrel amounts):

	Three Months Ended June 30,
	2017		2016
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$5,013,251	$71.62	$3,855,773	$60.70
Less: Cost of products and other	4,662,833	66.61	3,284,748	51.72
Less: Refinery operating expenses	398,570	5.69	271,539	4.27
Less: Refinery depreciation expenses	56,973	0.81	47,540	0.75
Gross margin	$(105,125)	$(1.49)	$251,946	$3.96
Reconciliation of gross margin to gross refining margin:
Gross margin	$(105,125)	$(1.49)	$251,946	$3.96
Add: Refinery operating expenses	398,570	5.69	271,539	4.27
Add: Refinery depreciation expense	56,973	0.81	47,540	0.75
Gross refining margin	$350,418	$5.01	$571,025	$8.98
Special items:
Add: Non-cash LCM inventory adjustment (1)	151,095	2.16	(157,780)	(2.48)
Gross refining margin excluding special items	$501,513	$7.17	$413,245	$6.50

——————————
See Notes to Non-GAAP Financial Measures on page 57

	Six Months Ended June 30,
	2017		2016
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$9,763,449	$71.57	$6,655,958	$54.25
Less: Cost of products and other	8,914,587	65.35	5,730,731	46.71
Less: Refinery operating expenses	835,423	6.12	568,178	4.63
Less: Refinery depreciation expenses	110,900	0.81	100,136	0.82
Gross margin	$(97,461)	$(0.71)	$256,913	$2.09
Reconciliation of gross margin to gross refining margin:
Gross margin	$(97,461)	$(0.71)	$256,913	$2.09
Add: Refinery operating expenses	835,423	6.12	568,178	4.63
Add: Refinery depreciation expense	110,900	0.81	100,136	0.82
Gross refining margin	$848,862	$6.22	$925,227	$7.54
Special items:
Add: Non-cash LCM inventory adjustment (1)	167,134	1.23	(216,843)	(1.77)
Gross refining margin excluding special items	$1,015,996	$7.45	$708,384	$5.77

——————————
See Notes to Non-GAAP Financial Measures on page 57
EBITDA, EBITDA Excluding Special Items and Adjusted EBITDA
Our management uses EBITDA (earnings before interest, income taxes, depreciation and amortization), EBITDA excluding special items and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. Our outstanding indebtedness for borrowed money and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Senior Notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, the write down of inventory to the LCM, and debt extinguishment costs related to refinancing activities. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:

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
The following tables reconcile net income as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

Reconciliation of net income (loss) to EBITDA:
Net income (loss)	$(205,376)	$181,504	$(270,916)	$83,076
Add: Depreciation and amortization expense	62,993	48,919	118,683	103,212
Add: Interest expense, net	32,857	31,279	63,513	64,550
Add: Income tax expense (benefit)	5,898	(5,277)	6,332	26,996
EBITDA	$(103,628)	$256,425	$(82,388)	$277,834
Special Items:
Add: Non-cash LCM inventory adjustment (1)	151,095	(157,780)	167,134	(216,843)
Add: Debt extinguishment costs (1)	25,451	—	25,451	—
EBITDA excluding special items	$72,918	$98,645	$110,197	$60,991

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$(103,628)	$256,425	$(82,388)	$277,834
Add: Stock based compensation	4,789	7,378	10,134	9,999
Add: Non-cash change in fair value of catalyst leases	(1,104)	1,748	1,484	4,633
Add: Non-cash LCM inventory adjustment (1)	151,095	(157,780)	167,134	(216,843)
Add: Debt extinguishment costs (1)	25,451	—	25,451	—
Adjusted EBITDA	$76,603	$107,771	$121,815	$75,623

——————————
See Notes to Non-GAAP Financial Measures on page 57

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:

(1)
Special items: In accordance with GAAP, we are required to state our inventories at the lower of cost or market. Our inventory cost is determined by the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period.

The following table includes the lower of cost or market inventory reserve as of each date presented (in thousands):

	2017	2016
January 1,	$595,988	$1,117,336
March 31,	612,027	1,058,273
June 30,	763,122	900,493
The following table includes the corresponding impact of changes in the lower of cost or market inventory reserve on both operating income and net income for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Net LCM inventory adjustment benefit (charge) in both operating and net income	$(151,095)	$157,780	$(167,134)	$216,843
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, distribution payments and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of June 30, 2017 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $205.8 million for the six months ended June 30, 2017 compared to net cash provided by operating activities of $147.8 million for the six months ended June 30, 2016. Our operating cash flows for the six months ended June 30, 2017 included our net loss of $270.9 million, plus depreciation and amortization of $122.8 million, a non-cash charge of $167.1 million relating to an LCM inventory adjustment, debt extinguishment costs related to refinancing of our 2020 Senior Secured Notes of $25.5 million, pension and other post-retirement benefits costs of $21.1 million, equity-based compensation of $10.1 million, changes in the fair value of our catalyst leases of $1.5 million, deferred income taxes of $5.1 million, loss on sale of assets of $0.9 million and net distributions in excess of earnings from our investment in TVPC of $4.8 million, offset by a change in the fair value of our inventory repurchase obligations of $3.1 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $290.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the six months ended June 30, 2016 included our net income of $83.1 million, plus net non-cash charges relating to depreciation and amortization of $107.9 million, the change in the fair value of our inventory repurchase obligations of $26.2 million, deferred income taxes of $27.1 million, pension and other post-retirement benefits costs of $15.4 million, changes in the fair value of our catalyst leases of $4.6 million, equity-based compensation of $10.0 million and a loss on sale of assets of $3.2 million, partially offset by a non-cash benefit of $216.8 million relating to an LCM inventory adjustment. In addition, net changes in operating assets and liabilities reflected sources of cash of $87.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $417.7 million for the six months ended June 30, 2017 compared to net cash used in investing activities of $233.8 million for the six months ended June 30, 2016. The net cash flows used in investing activities for the six months ended June 30, 2017 was comprised of capital expenditures totaling $179.6 million, expenditures for refinery turnarounds of $214.4 million and expenditures for other assets of $23.7 million. Net cash used in investing activities for the six months ended June 30, 2016 was comprised of capital expenditures totaling $110.0 million, expenditures for refinery turnarounds of $106.6 million, expenditures for other assets of $21.3 million and a final net working capital settlement of $2.7 million associated with the acquisition of the Chalmette refinery, partially offset by $6.9 million of proceeds from the sale of assets.
Cash Flows from Financing Activities
Net cash provided by financing activities was $110.8 million for the six months ended June 30, 2017 compared to net cash provided by financing activities of $481.5 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, net cash provided by financing activities consisted of a contribution from PBF LLC of $97.0 million and net cash proceeds of $22.4 million from the issuance of the 2025 Senior Notes net of cash paid to redeem the 2020 Senior Secured Notes and related issuance costs. Additionally, during the six months ended June 30, 2017, we made distributions to members of $5.3 million and principal amortization payments of the PBF Rail Term Loan of $3.3 million. Further, during the six months ended June 30, 2017, we borrowed and repaid $290.0 million under our Revolving Loan resulting in no net change to amounts outstanding for the six months ended June 30, 2017. For the six months ended June 30, 2016, net cash provided by financing activities consisted primarily of proceeds from the Revolving Loan of $550.0 million and a net increase of $0.1 million in proceeds from affiliate notes payable partially offset by $61.7 million of distribution to members and repayments of the PBF Rail revolving credit facility of $7.0 million.
Liquidity
As of June 30, 2017, our total liquidity was approximately $894.8 million, compared to total liquidity of approximately $1,161.3 million as of December 31, 2016. Total liquidity is the sum of our cash and cash equivalents plus the estimated amount available under the Revolving Loan.
Working Capital
Our working capital at June 30, 2017 was $627.1 million, consisting of $2,695.4 million in total current assets and $2,068.3 million in total current liabilities. Our working capital at December 31, 2016 was $1,111.0 million, consisting of $3,154.3 million in total current assets and $2,043.3 million in total current liabilities. Working capital has decreased primarily as a result of capital expenditures, including turnaround costs, during the six months ended June 30, 2017.
Capital Spending
Net capital spending was $417.7 million for the six months ended June 30, 2017, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately between $575.0 million to $600.0 million in net capital expenditures during the full year 2017 for facility improvements and refinery maintenance and turnarounds. Significant capital spending plans for the full year 2017 include turnarounds for the FCC at our Delaware City refinery, several units at our Torrance refinery and several units at our Chalmette refinery, as well as expenditures to meet Tier 3 requirements.
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
Inventory Intermediation Agreements
On May 4, 2017, we and our subsidiaries, DCR and PRC, entered into amendments to the inventory intermediation agreements (as amended in the second quarter of 2017, the "A&R Intermediation Agreements") with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. The A&R Intermediation Agreement by and among J. Aron, us and PRC relating to the Paulsboro refinery extends the term to January 2, 2018, which term may be further extended by mutual consent of the parties to July 1, 2019. The A&R Intermediation Agreement by and among J. Aron, us and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
Pursuant to each A&R Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the intermediate and finished products (the “Products”) produced by the Paulsboro and Delaware City refineries (the “Refineries”), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Refineries’ tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. We continue to market and sell independently to third parties.
At June 30, 2017, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $300.9 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2017, other than outstanding letters of credit in the amount of approximately $442.6 million and operating leases.
Distribution Policy
On August 3, 2017 PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on August 31, 2017 to Class A common stockholders of record at the close of business on August 15, 2017. If necessary, PBF Holding will make a distribution of up to approximately $34.1 million to PBF LLC, which in turn will make pro-rata distributions to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
As of June 30, 2017, we had $894.8 million of unused borrowing availability, which includes our cash and cash equivalents of $114.0 million, under the Revolving Loan to fund our operations, if necessary. Accordingly, as of June 30, 2017, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC, if necessary, to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of June 30, 2017, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy’s intended distribution policy.

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
At June 30, 2017 and December 31, 2016, we had gross open commodity derivative contracts representing 19.3 million barrels and 8.8 million barrels, respectively, with an unrealized net gain of $19.3 million and net loss of $3.5 million, respectively. The open commodity derivative contracts as of June 30, 2017 expire at various times during 2017.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 33.0 million barrels and 29.4 million barrels at June 30, 2017 and December 31, 2016, respectively. The average cost of our hydrocarbon inventories was approximately $77.13 and $80.50 per barrel on a LIFO basis at June 30, 2017 and December 31, 2016, respectively, excluding the impact of LCM inventory adjustments of approximately $763.1 million and $596.0 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of June 30, 2017. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

In addition, we are exposed to risks associated with complying with federal and state legislative and regulatory measures to address greenhouse gas and other emissions. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, AB32 in California requires the state to reduce its GHG emissions to 1990 levels by 2020.
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
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $31.7 million at June 30, 2017. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.3 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based on that evaluation, PBF Holding’s principal executive officer and the principal financial officer have concluded that PBF Holding’s disclosure controls and procedures are effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Holding’s internal controls over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On January 24, 2017, in connection with a Clean Air Act inspection in May 2014 by the EPA to determine compliance with 40 CFR Subpart 68 Chemical Accident Prevention Provisions, the EPA notified the Chalmette refinery of its intent to bring an enforcement action on two (2) findings from the audit. In a letter received in June, 2017 the EPA stated that there are “no violations or areas of concern” at the Chalmette Refinery “for which EPA intends to take enforcement action” relative to the 2014 inspection.
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

On February 3, 2011, the EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. On July 13, 2017, the U.S. Department of Justice filed with the Court the motion to enter the consent decree. The refinery is waiting for the Court to take action on the motion, at which point it will be officially lodged.
On February 14, 2017, the New Jersey Department of Environmental Protection (“NJDEP”) submitted a proposed Administrative Consent Order (“ACO”) which covers air emission violations from 2013 through 2016 and work practice standards that were not subject to an affirmative defense at the Paulsboro refinery (“PRC”). In settlement of the violations, the NJDEP has proposed that PRC pay a civil administrative penalty of $0.3 million, which includes $0.1 million for a supplemental environmental project. This offer was accepted. The supplemental environmental project has already been completed, and the remaining $0.2 million was paid to NJDEP in June 2017.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery. Following the closing of the acquisition, the Torrance refinery has received a number of NOVs from a number of agencies, including the Southern California Air Quality Management District, (“SCAQMD”), California’s Division of Occupational Safety and Health (“CALOSHA”), the City of Torrance, and the Torrance Fire Department. No settlement or penalty demand in excess of $0.1 million has been made or received with respect to these notices. It is possible that SCAQMD, CALOSHA, the Torrance Fire Department and/or the City of Torrance will assess penalties in the other matters in excess of $0.1 million but any such amount is not expected to be material to us, individually or in the aggregate.
On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any personal or property damages as a result of an emission of spent catalyst, sulfur dioxide and hydrogen sulfide from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release. Plaintiffs seek to recover unspecified damages, interest and costs. In August 2015, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning. On April 12, 2016, the trial court rendered judgment limiting damages ranging from $100 to $500 for home cleaning and $25 to $75 for vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solitarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial. On June 28, 2017, the appellate court unanimously reversed the judgment awarding damages to the plaintiffs. On July 12, 2017, the plaintiffs filed for a rehearing of the appellate court judgment, which was denied on July 31, 2017. As a result of the appellate court’s judgment, the potential amount of the claims is not determinable. Depending upon the ultimate class size and the nature of the claims, the outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
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
On February 15, 2017, we received another notification that EPA records indicated that we used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. We have asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept our defense and may assess penalties in these matters but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

4.1
Indenture dated as of May 30, 2017, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and Form of Note included as Exhibit A (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.3
Registration Rights Agreement dated May 30, 2017, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and Citi Global Markets Inc., as Representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.3 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

10.1†
Amendment to the Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 to PBF Energy Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017 (File No. 001-35764)).

10.2†
Amendment to the Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.1 to PBF Energy Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017 (File No. 001-35764)).

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

PBF Holding Company LLC

Date	August 8, 2017	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	August 8, 2017	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1
Indenture dated as of May 30, 2017, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and Form of Note included as Exhibit A (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.3
Registration Rights Agreement dated May 30, 2017, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and Citi Global Markets Inc., as Representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.3 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

10.1†
Amendment to the Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 to PBF Energy Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017 (File No. 001-35764)).

10.2†
Amendment to the Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.1 to PBF Energy Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2017 (File No. 001-35764)).

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