Form 10-Q
period 2017-09-30
PBF Holding Co LLC; PBF Finance Corp
filed 2017-11-07
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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
PBF Holding Company LLC has no common stock outstanding. As of November 7, 2017, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

This Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 96.6% of the outstanding economic interests in, PBF LLC as of September 30, 2017. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$241,745	$626,705
Accounts receivable	774,907	615,881
Accounts receivable - affiliate	19,938	7,631
Affiliate notes receivable	11,600	—
Inventories	2,310,692	1,863,560
Prepaid expense and other current assets	44,439	40,536
Total current assets	3,403,321	3,154,313

Property, plant and equipment, net	2,805,149	2,728,699
Investment in equity method investee	172,752	179,882
Deferred charges and other assets, net	801,415	504,003
Total assets	$7,182,637	$6,566,897

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$441,483	$530,365
Accounts payable - affiliate	36,045	37,863
Accrued expenses	1,809,571	1,462,729
Deferred revenue	3,296	12,340
Notes payable	6,831	—
Total current liabilities	2,297,226	2,043,297

Long-term debt	1,625,201	1,576,559
Affiliate notes payable	—	86,298
Deferred tax liabilities	46,340	45,699
Other long-term liabilities	213,344	226,111
Total liabilities	4,182,111	3,977,964

Commitments and contingencies (Note 9)

Equity:
Member’s equity	2,352,772	2,155,863
Retained earnings	659,891	446,519
Accumulated other comprehensive loss	(25,024)	(25,962)
Total PBF Holding Company LLC equity	2,987,639	2,576,420
Noncontrolling interest	12,887	12,513
Total equity	3,000,526	2,588,933
Total liabilities and equity	$7,182,637	$6,566,897

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$5,475,816	$4,508,613	$15,239,265	$11,164,571

Cost and expenses:
Cost of products and other	4,411,809	3,904,258	13,326,396	9,634,989
Operating expenses (excluding depreciation and amortization expense as reflected below)	389,591	404,045	1,225,014	972,223
Depreciation and amortization expense	70,338	51,336	181,238	151,473
Cost of sales	4,871,738	4,359,639	14,732,648	10,758,685
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	54,693	39,912	130,092	111,272
Depreciation and amortization expense	2,572	1,342	10,355	4,417
Equity income in investee	(3,799)	(1,621)	(11,218)	(1,621)
Loss on sale of assets	28	8,159	940	11,381
Total cost and expenses	4,925,232	4,407,431	14,862,817	10,884,134

Income from operations	550,584	101,182	376,448	280,437

Other income (expenses):
Change in fair value of catalyst leases	473	77	(1,011)	(4,556)
Debt extinguishment costs	—	—	(25,451)	—
Interest expense, net	(29,269)	(33,896)	(92,782)	(98,446)
Income before income taxes	521,788	67,363	257,204	177,435
Income tax (benefit) expense	(4,292)	2,291	2,040	29,287
Net income	526,080	65,072	255,164	148,148
Less: net (loss) income attributable to noncontrolling interests	(6)	45	374	438
Net income attributable to PBF Holding Company LLC	$526,086	$65,027	$254,790	$147,710

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$526,080	$65,072	$255,164	$148,148
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(1)	(76)	76	329
Net gain on pension and other post-retirement benefits	288	502	862	1,134
Total other comprehensive income	287	426	938	1,463
Comprehensive income	526,367	65,498	256,102	149,611
Less: comprehensive (loss) income attributable to noncontrolling interests	(6)	45	374	438
Comprehensive income attributable to PBF Holding Company LLC	$526,373	$65,453	$255,728	$149,173

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$255,164	$148,148
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	197,365	162,565
Stock-based compensation	13,549	12,658
Change in fair value of catalyst leases	1,011	4,556
Deferred income taxes	641	27,813
Non-cash lower of cost or market inventory adjustment	(97,943)	(320,833)
Non-cash change in inventory repurchase obligations	(26,659)	29,317
Debt extinguishment costs	25,451	—
Pension and other post-retirement benefit costs	31,682	25,894
Income from equity method investee	(11,218)	(1,621)
Distributions from equity method investee	16,897	—
Loss on sale of assets	940	11,381

Changes in operating assets and liabilities:
Accounts receivable	(159,026)	(194,898)
Due to/from affiliates	(2,318)	8,194
Inventories	(349,189)	54,052
Prepaid expense and other current assets	(4,107)	(20,203)
Accounts payable	(103,069)	50,297
Accrued expenses	401,674	308,047
Deferred revenue	(9,044)	8,029
Other assets and liabilities	(57,387)	(21,880)
Net cash provided by operations	124,414	291,516

Cash flows from investing activities:
Acquisition of Torrance refinery and related logistics assets	—	(971,932)
Expenditures for property, plant and equipment	(211,224)	(187,743)
Expenditures for deferred turnaround costs	(341,598)	(138,936)
Expenditures for other assets	(31,096)	(27,735)
Chalmette Acquisition working capital settlement	—	(2,659)
Proceeds from sale of assets	—	13,030
Equity method investment - return of capital	451	—
Net cash used in investing activities	$(583,467)	$(1,315,975)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Contributions from PBF LLC	$97,000	$175,000
Distributions to members	(39,315)	(92,503)
Proceeds from affiliate notes payable	—	635
Repayment of affiliate notes payable	—	(517)
Proceeds from 2025 7.25% Senior Notes	725,000	—
Cash paid to extinguish 2020 8.25% Senior Secured Notes	(690,209)	—
Repayments of PBF Rail Term Loan	(4,959)	—
Repayments of Rail Facility revolver borrowings	—	(11,457)
Proceeds from revolver borrowings	490,000	550,000
Repayments of revolver borrowings	(490,000)	—
Proceeds from catalyst lease	—	7,927
Deferred financing costs and other	(13,424)	—
Net cash provided by financing activities	74,093	629,085

Net decrease in cash and cash equivalents	(384,960)	(395,374)
Cash and cash equivalents, beginning of period	626,705	914,749
Cash and cash equivalents, end of period	$241,745	$519,375

Supplemental cash flow disclosures
Non-cash activities:
Distribution of assets to PBF Energy Company LLC	$25,547	$173,426
Accrued and unpaid capital expenditures	33,120	16,813
Conversion of affiliate notes payable to capital contribution	86,298	—
Notes payable issued for purchase of property, plant and equipment	6,831	—

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 96.6% of the outstanding economic interest in, PBF LLC as of September 30, 2017. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
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
Substantially all of the Company’s operations are in the United States. As of September 30, 2017, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
Change in Presentation
During the third quarter of 2017, the Company determined that it would revise the presentation of certain line items on its consolidated statements of operations to enhance its disclosure under the requirements of Rule 5-03 of Regulation S-X. The revised presentation is comprised of the inclusion of a subtotal within costs and expenses referred to as “Cost of sales” and the reclassification of total depreciation and amortization expense between such amounts attributable to cost of sales and other operating costs and expenses. The amount of depreciation and

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

amortization expense that is presented separately within the “Cost of Sales” subtotal represents depreciation and amortization of refining and logistics assets that are integral to the refinery production process.
The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on the Company’s historical consolidated income from operations or net income, nor does it have any impact on its consolidated balance sheets, statements of comprehensive income or statements of cash flows. Presented below is a summary of the effects of this revised presentation on the Company’s historical statements of operations for the three and nine month periods ended September 30, 2016 (in thousands):

	Three Months ended September 30, 2016
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$3,904,258	—	$3,904,258
Operating expenses (excluding depreciation and amortization expense as reflected below)	404,045	—	404,045
Depreciation and amortization expense	—	51,336	51,336
Cost of sales			4,359,639
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	39,912	—	39,912
Depreciation and amortization expense	52,678	(51,336)	1,342
Equity income in investee	(1,621)	—	(1,621)
Loss on sale of assets	8,159	—	8,159
Total cost and expenses	$4,407,431		$4,407,431

	Nine Months ended September 30, 2016
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$9,634,989	—	$9,634,989
Operating expenses (excluding depreciation and amortization expense as reflected below)	972,223	—	972,223
Depreciation and amortization expense	—	151,473	151,473
Cost of sales			10,758,685
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	111,272	—	111,272
Depreciation and amortization expense	155,890	(151,473)	4,417
Equity income in investee	(1,621)	—	(1,621)
Loss on sale of assets	11,381	—	11,381
Total cost and expenses	$10,884,134		$10,884,134
Cost Classifications
Cost of products and other consists of the cost of crude oil, other feedstocks, blendstocks and purchased refined products and the related in-bound freight and transportation costs.
Operating expenses (excluding depreciation and amortization) consists of direct costs of labor, maintenance and services, utilities, property taxes, environmental compliance costs and other direct operating costs incurred in connection with our refining operations. Such expenses exclude depreciation related to refining and logistics assets

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

that are integral to the refinery production process, which is presented separately as Depreciation and amortization expense as a component of Cost of sales on the Company’s condensed consolidated statements of operations.
Reclassification
Certain amounts previously reported in the Company's condensed consolidated financial statements for prior periods have been reclassified to conform to the 2017 presentation. These reclassifications, in addition to the changes in “Cost and expenses” described above, include certain details about accrued expenses in that footnote.
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
Recent Accounting Pronouncements
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Contracts with Customers” (“ASU 2014-09”) for all entities by one year. Additional ASUs have been issued in 2016 and 2017 that provide certain implementation guidance related to ASU 2014-09 (collectively, the Company refers to ASU 2014-09 and these additional ASUs as the “Updated Revenue Recognition Guidance”). The Updated Revenue Recognition Guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or modified retrospective transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has established a working group to assess the Updated Revenue Recognition Guidance, including its impact on the Company’s business processes, accounting systems, controls and financial statement disclosures. The Company will adopt this new standard effective January 1, 2018, using the modified retrospective application. Under that method, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of retained earnings, and revenues reported in the periods prior to the date of adoption are not changed. The working group is progressing through its implementation plan and continues to evaluate the impact of this new standard on the Company’s consolidated financial statements and related disclosures. Additionally, the Company has begun training the relevant staff at its corporate headquarters and refineries on the Updated Revenue Recognition Guidance, including the potential impacts on internal reporting and disclosure requirements. Although the Company’s analysis of the new standard is still in process and interpretative and industry specific guidance is still developing, based on the results to date, we have reached tentative conclusions for most contract types and do not believe revenue recognition patterns will change materially. However, it is expected that the new standard will have some impact on presentation and disclosures in its financial statements and internal controls.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company has established a working group to study and lead implementation of the new guidance in ASU 2016-02. This working group was formed during 2016 and has begun the process of compiling a central repository for all leases entered into by the Company and its subsidiaries for further analysis as the implementation project progresses. The Company will not early adopt this new guidance. The working group continues to evaluate the impact of this new standard on its consolidated financial statements and related disclosures. At this time, the Company has identified that the most significant impacts of this new guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases. While the assessment of the impacts arising from this standard is progressing, it remains in its early stages. Accordingly, the Company has not fully determined the impacts on its business processes, controls or financial statement disclosures.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company does not expect the

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

adoption of this new standard to have a material impact on its consolidated financial statements and related disclosures.
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
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 more closely align the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results in the financial statements. The amendments in ASU 2017-12 address specific limitations in current GAAP by expanding hedge accounting for both nonfinancial and financial risk components and by refining the measurement of hedge results to better reflect an entity’s hedging strategies. Thus, the amendments in ASU 2017-12 will enable an entity to better portray the economic results of hedging activities for certain fair value and cash flow hedges and will avoid mismatches in earnings by allowing for greater precision when measuring changes in fair value of the hedged item for certain fair value hedges. Additionally, by aligning the timing of recognition of hedge results with the earnings effect of the hedged item for cash flow and net investment hedges, and by including the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is presented, the results of an entity’s hedging program and the cost of executing that program will be more visible to users of financial statements. The guidance in ASU 2017-12 concerning amendments to cash flow and net investment hedge relationships that exist on the date of adoption should be applied using a modified retrospective approach (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The guidance in ASU 2017-12 also provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements of ASU 2017-12 should be applied prospectively. The amendments in this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
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
The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2017 include the results of operations of the Torrance refinery and related logistics assets subsequent to the Torrance Acquisition. The Company’s condensed consolidated financial statements for the prior year include the results of operations of such assets from the date of the Torrance Acquisition on July 1, 2016 to September 30, 2016 during which period the Torrance refinery and related logistics assets contributed revenues of $928,225 and net income of $51,457. On an unaudited pro forma basis, the revenues and net income of the Company assuming the Torrance Acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the Torrance Acquisition and interest expense associated with the related financing.

Nine Months Ended September 30, 2016
Pro forma revenues	$12,243,582
Pro forma net loss attributable to PBF Holding Company LLC	$(60,908)
The unaudited amount of revenues and net loss above have been calculated after conforming accounting policies of the Torrance refinery and related logistics assets to those of the Company and certain one-time adjustments.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). While the Company’s condensed consolidated financial statements for both the three and nine months ended September 30, 2017 and 2016 include the results of operations of Chalmette Refining, the final working capital settlement for the Chalmette Acquisition was finalized in the first quarter of 2016. Additionally, certain acquisition related costs for the Chalmette Acquisition were recorded in the first quarter of 2016.
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions. These costs were $22 and $488 in the three and nine months ended September 30, 2017, respectively, and $3,912 and $13,622 in the three and nine months ended September 30, 2016, respectively. These costs are included in the condensed consolidated statements of operations in General and administrative expenses.
3. INVENTORIES
Inventories consisted of the following:

September 30, 2017
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,302,162	$—	$1,302,162
Refined products and blendstocks	1,065,608	343,904	1,409,512
Warehouse stock and other	97,063	—	97,063
	$2,464,833	$343,904	$2,808,737
Lower of cost or market adjustment	(404,227)	(93,818)	(498,045)
Total inventories	$2,060,606	$250,086	$2,310,692

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
Inventory under inventory intermediation arrangements included certain light finished products sold to counterparties and stored in the Paulsboro and Delaware City refineries’ storage facilities in connection with the amended and restated inventory intermediation agreements (as amended in the second and third quarters of 2017, the “A&R Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”).
During the three months ended September 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market (“LCM”) which increased both operating income and net income by $265,077 reflecting the net change in the lower of cost or market inventory reserve from $763,122 at June 30, 2017 to $498,045 at September 30, 2017. During the nine months ended September 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $97,943 reflecting the net change in the lower of cost or market inventory reserve from $595,988 at December 31, 2016 to $498,045 at September 30, 2017.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
Inventory-related accruals	$984,702	$810,027
Inventory intermediation arrangements	282,640	225,524
Renewable energy credit and emissions obligations	138,717	70,158
Excise and sales tax payable	91,042	86,046
Accrued transportation costs	90,933	89,830
Customer deposits	45,548	9,215
Accrued utilities	36,274	44,190
Accrued refinery maintenance and support costs	36,098	28,670
Accrued salaries and benefits	32,709	17,466
Accrued interest	30,987	28,934
Accrued capital expenditures	18,933	33,610
Environmental liabilities	8,295	8,882
Other	12,693	10,177
Total accrued expenses	$1,809,571	$1,462,729
The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron. As of September 30, 2017 and December 31, 2016, a liability is recognized for the inventory intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the A&R Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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
5. DEBT
Senior Notes
On May 30, 2017, PBF Holding entered into an Indenture (the “Indenture”) among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (“PBF Finance” and, together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”) and Wilmington Trust, National Association as Trustee, under which the Issuers issued $725,000 in aggregate principal amount of 7.25% senior

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

notes due 2025 (the “2025 Senior Notes”). The Issuers received net proceeds of approximately $711,576 from the offering after deducting the initial purchasers’ discount and estimated offering expenses. The Company used the net proceeds to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. The difference between the carrying value of the 2020 Senior Secured Notes on the date they were reacquired and the amount for which they were reacquired has been classified as debt extinguishment costs in the condensed consolidated statements of operations.
The 2025 Senior Notes included a registration rights arrangement whereby the Company agreed to file with the SEC and use commercially reasonable efforts to consummate an offer to exchange the 2025 Senior Notes for an issue of registered notes with terms substantially identical to the notes not later than 365 days after the date of the original issuance of the notes. This registration statement was declared effective on October 18, 2017 and it is anticipated that the exchange will be consummated during the fourth quarter of 2017. As such, the Company does not anticipate it will have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.
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
Notes Payable
In connection with the purchase of a waste water treatment facility servicing the Toledo refinery completed on September 28, 2017, the Company issued a short-term promissory note payable in the amount of $6,831 due June 30, 2018. Payments of $403 on the note will be made monthly with a balloon payment of $3,200 due at maturity.
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
The income tax provision (benefit) in the PBF Holding condensed consolidated financial statements of operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current income tax expense	$190	$389	$1,399	$1,474
Deferred income tax (benefit) expense	(4,482)	1,902	641	27,813
Total income tax (benefit) expense	$(4,292)	$2,291	$2,040	$29,287
During the preparation of the financial statements for the first quarter of 2016, management determined that the deferred income tax liabilities for PBF Ltd. were understated for prior periods. For the three months ended March 31, 2016, the Company incurred $30,602 of deferred tax expense and $121 of current tax expense relating to a correction of prior periods.
7. AFFILIATE NOTES PAYABLE
PBF Holding has entered into affiliate notes payable with PBF Energy and PBF LLC with an interest rate of 2.5% and a five year term, which may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium. Additional borrowings may be made by PBF Holding under such affiliate notes payable from time to time. In the fourth quarter of 2016, the notes were extended to 2021. Additionally, in the fourth quarter of 2016, PBF LLC converted $379,947 of the outstanding affiliate notes payable from PBF Holding to a capital contribution. In the first quarter of 2017, PBF LLC converted the full amount of outstanding affiliate notes payable from PBF Holding of $86,298 to a capital contribution. Therefore, as of September 30, 2017, PBF Holding had no outstanding affiliate notes payable with PBF Energy and PBF LLC ($86,298 outstanding as of December 31, 2016).
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
Pursuant to a Contribution Agreement entered into on February 15, 2017, PBF Holding contributed all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) to PBF LLC. PBFX Operating Company LP (“PBFX Op Co”), PBFX’s wholly-owned subsidiary, in turn acquired the limited liability company interests in PNGPC from PBF LLC in connection with the Contribution Agreement effective February 28, 2017. PNGPC owns and operates an existing interstate natural gas pipeline which serves

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

PBF Holding's Paulsboro refinery (the “Paulsboro Natural Gas Pipeline”), which is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). In connection with the PNGPC Contribution Agreement, PBFX constructed a new pipeline to replace the existing pipeline, which commenced services in August 2017.
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
Commercial Agreements
In connection with the Contribution Agreements, PBF Holding entered into long-term, fee-based, minimum volume commitment (“MVC”) commercial agreements with PBFX. Under these agreements, PBFX provides various pipeline, rail and truck terminaling and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. The fees under each of these agreements are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. PBF Holding believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
These commercial agreements (as defined in the table below) with PBFX include:

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Service Agreements	Initiation Date	Initial Term	Renewals (a)	Minimum Volume Commitments	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 barrels per day (“bpd”)	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements	5/1/2016	Various (f)	Evergreen	15,000 bpd (e)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (f)	Evergreen	350,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank	8/31/2016	10 years	2 x 5	55,000 barrels (c)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (b)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Toledo Terminal Services Agreement (g)	5/1/2016	1 year	Evergreen	N/A
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility	12/12/2014	10 years	2 x 5	3,849,271 barrels (c)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (d)	See note (d)	10 years	2 x 5	625,000 barrels
____________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

(b)	In August 2017, PBFX’s new pipeline commenced service. Concurrent with the commencement of operations, a new service agreement was entered into between PBF Holding and PNGPC.

(c)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to effective operating capacity of each tank which can be impacted by routine tank maintenance and other factors.

(d)
The Chalmette Storage Agreement was entered into on February 15, 2017 but commences at the earlier of November 1, 2017 or the completion of the Chalmette Storage Tank (as defined below), which is currently expected to be completed in November 2017.

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

Other Agreements
In addition to the commercial agreements described above, at the closing of the PBFX Offering, PBFX entered into an omnibus agreement, which has been amended and restated in connection with the closing of certain of the contribution agreements with PBF GP, PBF LLC and PBF Holding (as amended, the “Omnibus Agreement”). The Omnibus Agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. The annual fee was increased to $6,900 per year effective as of January 1, 2017.
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
In connection with the Chalmette Storage Agreement, PBF Holding’s subsidiary, Chalmette Refining, entered into a twenty-year lease for the premises upon which a new tank at the Chalmette refinery (the “Chalmette Storage Tank”) will be located (the “Lease”) and a project management agreement (the “Project Management Agreement”) pursuant to which Chalmette Refining has managed the construction of the tank. The Lease can be extended by PBFX Op Co for two additional ten year terms.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Summary of Transactions with PBFX
A summary of revenue and expense transactions with PBFX is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues under affiliate agreements:
Services Agreement	$1,639	$1,280	$4,918	$3,523
Omnibus Agreement	1,890	1,201	5,174	3,460
Total expenses under affiliate agreements	62,359	43,842	176,916	118,356
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $10,809 recorded as of September 30, 2017 ($10,792 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. This liability is self-guaranteed by the Company.
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
On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information. On February 7, 2017, DCR responded to the NOV. On March 10, 2017, DNREC issued a $150 fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City refinery for violating the 2013 Secretary’s Order. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. The hearing of the appeal is scheduled for February 2018. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The final opinion and order of the Board was issued March 16, 2017. The appellants filed an appeal of the Board’s decision with the Delaware Superior Court on March 30, 2017. On September 28, 2017, the Delaware Superior Court issued it scheduling order governing briefing in the appeal of the Coastal Zone Board’s decision to sustain the permit issued for the ethanol project. The filing of briefs has been scheduled for October and November 2017.
On October 19, 2017, the Delaware City Refinery received approval from DNREC for the construction and operation of the ethanol marketing project to allow for a combined total loading of up to 10,000 bpd, on an annual average basis, of ethanol on to marine vessels at the marine piers and the terminal truck loading rack, subject to certain operational and emissions limitations as well as other conditions. On the same date, Delaware City Logistics Company LLC received DNREC approval for the construction of (i) four additional loading arms for each of lanes 4, 10 and 11 for purposes of loading ethanol at its truck loading rack and (ii) a vapor vacuum control system for loading lanes connected to the existing vapor recovery unit located at its terminal in Delaware City. This approval is also subject to certain operational and emission limitations as well as other conditions.
On February 3, 2011, EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. The refinery and the EPA have reached agreement on settlement, which includes a civil penalty of $180. On July 13, 2017 the U.S. Department of Justice filed with the Court the motion to enter the consent decree. On September 19, 2017, the Court approved the consent decree and in connection therewith the Paulsboro refinery has paid a penalty of $180.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $138,511 as of September 30, 2017 ($142,456 as of December 31, 2016), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or NOVs issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
Additionally, subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance and the City of Torrance Fire Department related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets before and after the Company’s acquisition. With the exception of one NOV for which a proposed settlement is less than $100, no settlement or penalty demands have been received to date with respect to the other NOVs. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution. It is reasonably possible that SCAQMD, Cal/OSHA and/or the City of Torrance will assess penalties in the other matters in excess of $100 but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.
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
On February 15, 2017, the Company received a notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations, use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. The Company has asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept the Company’s defense and may assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or the Company. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 96.6% interest in PBF LLC as of September 30, 2017 (96.5% as of December 31, 2016).

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

10. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$10,142	$10,064	$30,429	$24,743
Interest cost	1,084	772	3,252	2,323
Expected return on plan assets	(1,441)	(1,234)	(4,325)	(3,447)
Amortization of prior service cost	13	13	39	39
Amortization of actuarial loss (gain)	113	328	339	716
Net periodic benefit cost	$9,911	$9,943	$29,734	$24,374

	Three Months Ended September 30,		Nine Months Ended September 30,
Post-Retirement Medical Plan	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$316	$304	$948	$743
Interest cost	172	131	516	398
Amortization of prior service cost	162	161	484	379
Amortization of actuarial loss (gain)	—	—	—	—
Net periodic benefit cost	$650	$596	$1,948	$1,520

11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2017 and December 31, 2016.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

	As of September 30, 2017
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$14,458	$—	$—	$14,458	N/A	$14,458
Commodity contracts	18,257	4,248	—	22,505	(22,505)	—
Liabilities:
Commodity contracts	11,671	15,850	—	27,521	(22,505)	5,016
Catalyst lease obligations	—	46,981	—	46,981	—	46,981
Derivatives included with inventory intermediation agreement obligations	—	20,601	—	20,601	—	20,601

	As of December 31, 2016
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,837	$—	$—	$342,837	N/A	$342,837
Commodity contracts	948	35	—	983	(983)	—
Derivatives included with inventory intermediation agreement obligations	—	6,058	—	6,058	—	6,058
Liabilities:
Commodity contracts	859	3,548	84	4,491	(983)	3,508
Catalyst lease obligations	—	45,969	—	45,969	—	45,969
The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2017 and December 31, 2016, $9,642 and $9,440, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$—	$493	$(84)	$3,543
Purchases	—	—	—	—
Settlements	—	(90)	45	(1,093)
Unrealized gain (loss) included in earnings	—	(21)	39	(2,068)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$—	$382	$—	$382

There were no transfers between levels during the three and nine months ended September 30, 2017 or 2016.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Senior secured notes due 2020 (a)	$—	$—	$670,867	$696,098
Senior notes due 2023 (a) (d)	500,000	514,575	500,000	498,801
Senior notes due 2025 (a)	725,000	740,982	—	—
Revolving Loan (b)	350,000	350,000	350,000	350,000
PBF Rail Term Loan (b)	30,041	30,041	35,000	35,000
Catalyst leases (c)	46,981	46,981	45,969	45,969
	1,652,022	1,682,579	1,601,836	1,625,868
Less - Unamortized deferred financing costs	26,821	n/a	25,277	n/a
Long-term debt	$1,625,201	$1,682,579	$1,576,559	$1,625,868

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
(d) As discussed in “Note 5 - Debt”, these notes became unsecured following the Collateral Fall-Away Event on May 30, 2017.

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
As of September 30, 2017, there were 3,306,154 barrels of intermediates and refined products (2,942,348 barrels at December 31, 2016) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2017, there were 37,496,000 barrels of crude oil and 8,163,000 barrels of refined products (5,950,000 and 2,831,000, respectively, as of December 31, 2016), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of September 30, 2017 and December 31, 2016 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
September 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(20,601)
December 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,058

Derivatives not designated as hedging instruments:
September 30, 2017:
Commodity contracts	Accrued expenses	$(5,016)
December 31, 2016:
Commodity contracts	Accrued expenses	$3,508

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the condensed consolidated statements of operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended September 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(29,766)
For the three months ended September 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(3,145)
For the nine months ended September 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(26,659)
For the nine months ended September 30, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(29,317)

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2017:
Commodity contracts	Cost of products and other	$(17,291)
For the three months ended September 30, 2016:
Commodity contracts	Cost of products and other	$(15,559)
For the nine months ended September 30, 2017:
Commodity contracts	Cost of products and other	$(2,606)
For the nine months ended September 30, 2016:
Commodity contracts	Cost of products and other	$(54,646)

Hedged items designated in fair value hedges:
For the three months ended September 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$29,766
For the three months ended September 30, 2016:
Intermediate and refined product inventory	Cost of products and other	$3,145
For the nine months ended September 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$26,659
For the nine months ended September 30, 2016:
Intermediate and refined product inventory	Cost of products and other	$29,317
The Company had no ineffectiveness related to the Company’s fair value hedges for the three and nine months ended September 30, 2017 or 2016.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. SUBSEQUENT EVENTS
Dividend Declared
On November 2, 2017, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on November 29, 2017 to PBF Energy Class A common stockholders of record at the close of business on November 13, 2017.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC, Chalmette Refining, L.L.C., PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the senior notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer”. The indentures dated November 24, 2015 and May 30, 2017, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries”. PBF International Inc., PBF Energy Limited, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, Chalmette Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, TVP Holding Company LLC (“TVP Holding”), Torrance Basin Pipeline Company LLC and Torrance Pipeline Company LLC are consolidated subsidiaries of the Company that are not guarantors of the senior notes. Additionally, our 50% equity investment in Torrance Valley Pipeline Company, held by TVP Holding is included in our Non-Guarantor financial position and results of operations and cash flows as TVP Holding is not a guarantor of the senior notes.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)

	September 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$200,136	$9,124	$32,485	$—	$241,745
Accounts receivable	718,960	9,781	46,166	—	774,907
Accounts receivable - affiliate	1,392	17,946	600	—	19,938
Affiliate notes receivable	—	11,600	—	—	11,600
Inventories	2,064,678	—	246,014	—	2,310,692
Prepaid expense and other current assets	23,245	21,194	—	—	44,439
Due from related parties	27,591,736	22,923,564	6,144,950	(56,660,250)	—
Total current assets	30,600,147	22,993,209	6,470,215	(56,660,250)	3,403,321

Property, plant and equipment, net	23,884	2,543,193	238,072	—	2,805,149
Investment in subsidiaries	—	429,035	—	(429,035)	—
Investment in equity method investee	—	—	172,752	—	172,752
Deferred charges and other assets, net	27,934	773,447	34	—	801,415
Total assets	$30,651,965	$26,738,884	$6,881,073	$(57,089,285)	$7,182,637

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$310,158	$112,773	$18,552	$—	$441,483
Accounts payable - affiliate	34,815	1,327	(97)	—	36,045
Accrued expenses	1,467,974	125,490	216,107	—	1,809,571
Deferred revenue	3,214	74	8	—	3,296
Due to related parties	23,949,841	26,558,885	6,151,524	(56,660,250)	—
Notes payable	—	6,831	—	—	6,831
Total current liabilities	25,766,002	26,805,380	6,386,094	(56,660,250)	2,297,226

Long-term debt	1,548,591	46,938	29,672	—	1,625,201
Deferred tax liabilities	—	—	46,340	—	46,340
Other long-term liabilities	27,906	181,293	4,145	—	213,344
Investment in subsidiaries	308,940	—	—	(308,940)	—
Total liabilities	27,651,439	27,033,611	6,466,251	(56,969,190)	4,182,111

Commitments and contingencies (Note 9)

Equity:
Member’s equity	2,352,772	1,723,480	357,332	(2,080,812)	2,352,772
Retained earnings / (accumulated deficit)	659,891	(2,022,858)	57,490	1,965,368	659,891
Accumulated other comprehensive loss	(25,024)	(8,236)	—	8,236	(25,024)
Total PBF Holding Company LLC equity	2,987,639	(307,614)	414,822	(107,208)	2,987,639
Noncontrolling interest	12,887	12,887	—	(12,887)	12,887
Total equity	3,000,526	(294,727)	414,822	(120,095)	3,000,526
Total liabilities and equity	$30,651,965	$26,738,884	$6,881,073	$(57,089,285)	$7,182,637

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

Commitments and contingencies (Note 9)

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$5,410,245	$223,582	$536,386	$(694,397)	$5,475,816

Cost and expenses:
Cost of products and other	4,483,164	85,031	538,011	(694,397)	4,411,809
Operating expenses (excluding depreciation and amortization expense as reflected below)	289	380,951	8,351	—	389,591
Depreciation and amortization expense	—	68,419	1,919	—	70,338
Cost of sales	4,483,453	534,401	548,281	(694,397)	4,871,738
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	49,880	4,959	(146)	—	54,693
Depreciation and amortization expense	2,572	—	—	—	2,572
Equity income in investee	—	—	(3,799)	—	(3,799)
Loss on sale of assets	—	28	—	—	28
Total cost and expenses	4,535,905	539,388	544,336	(694,397)	4,925,232

Income (loss) from operations	874,340	(315,806)	(7,950)	—	550,584

Other income (expenses):
Equity in earnings (loss) of subsidiaries	(319,568)	2,467	—	317,101	—
Change in fair value of catalyst leases	—	473	—	—	473
Debt extinguishment costs	—	—	—	—	—
Interest expense, net	(28,692)	(305)	(272)	—	(29,269)
Income (loss) before income taxes	526,080	(313,171)	(8,222)	317,101	521,788
Income tax benefit	—	—	(4,292)	—	(4,292)
Net income (loss)	526,080	(313,171)	(3,930)	317,101	526,080
Less: net loss attributable to noncontrolling interests	(6)	(6)	—	6	(6)
Net income (loss) attributable to PBF Holding Company LLC	$526,086	$(313,165)	$(3,930)	$317,095	$526,086

Comprehensive income (loss) attributable to PBF Holding Company LLC	$526,373	$(313,165)	$(3,930)	$317,095	$526,373

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$4,488,925	$441,554	$345,215	$(767,081)	$4,508,613

Cost and expenses:
Cost of products and other	3,914,018	428,587	328,734	(767,081)	3,904,258
Operating expenses (excluding depreciation and amortization expense as reflected below)	25	385,761	18,259	—	404,045
Depreciation and amortization expense	—	47,471	3,865	—	51,336
Cost of sales	3,914,043	861,819	350,858	(767,081)	4,359,639
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	34,820	4,312	780	—	39,912
Depreciation and amortization expense	1,342	—	—	—	1,342
Equity income in investee	—	—	(1,621)	—	(1,621)
Loss on sale of assets	2,418	73	5,668	—	8,159
Total cost and expenses	3,952,623	866,204	355,685	(767,081)	4,407,431

Income (loss) from operations	536,302	(424,650)	(10,470)	—	101,182

Other income (expenses):
Equity in earnings (loss) of subsidiaries	(438,249)	—	—	438,249	—
Change in fair value of catalyst leases	—	77	—	—	77
Interest expense, net	(32,982)	(447)	(467)	—	(33,896)
Income (loss) before income taxes	65,071	(425,020)	(10,937)	438,249	67,363
Income tax expense	—	—	2,291	—	2,291
Net income (loss)	65,071	(425,020)	(13,228)	438,249	65,072
Less: net income attributable to noncontrolling interests	45	45	—	(45)	45
Net income (loss) attributable to PBF Holding Company LLC	$65,026	$(425,065)	$(13,228)	$438,294	$65,027

Comprehensive income (loss) attributable to PBF Holding Company LLC	$65,452	$(425,065)	$(13,228)	$438,294	$65,453

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$15,064,488	$983,917	$1,578,553	$(2,387,693)	$15,239,265

Cost and expenses:
Cost of products and other	13,547,358	615,093	1,551,638	(2,387,693)	13,326,396
Operating expenses (excluding depreciation and amortization expense as reflected below)	(42)	1,200,370	24,686	—	1,225,014
Depreciation and amortization expense	—	175,543	5,695	—	181,238
Cost of sales	13,547,316	1,991,006	1,582,019	(2,387,693)	14,732,648
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	112,418	18,410	(736)	—	130,092
Depreciation and amortization expense	10,355	—	—	—	10,355
Equity income in investee	—	—	(11,218)	—	(11,218)
Loss on sale of assets	—	940	—	—	940
Total cost and expenses	13,670,089	2,010,356	1,570,065	(2,387,693)	14,862,817

Income (loss) from operations	1,394,399	(1,026,439)	8,488	—	376,448

Other income (expenses):
Equity in earnings (loss) of subsidiaries	(1,022,866)	5,802	—	1,017,064	—
Change in fair value of catalyst leases		(1,011)	—	—	(1,011)
Debt extinguishment costs	(25,451)	—	—	—	(25,451)
Interest expense, net	(90,918)	(1,143)	(721)	—	(92,782)
Income (loss) before income taxes	255,164	(1,022,791)	7,767	1,017,064	257,204
Income tax expense	—	—	2,040	—	2,040
Net income (loss)	255,164	(1,022,791)	5,727	1,017,064	255,164
Less: net income attributable to noncontrolling interests	374	374	—	(374)	374
Net income (loss) attributable to PBF Holding Company LLC	$254,790	$(1,023,165)	$5,727	$1,017,438	$254,790

Comprehensive income (loss) attributable to PBF Holding Company LLC	$255,728	$(1,023,165)	$5,727	$1,017,438	$255,728

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Nine Months Ended September 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$11,119,301	$586,336	$1,005,656	$(1,546,722)	$11,164,571

Cost and expenses:
Cost of products and other	9,653,945	532,040	995,726	(1,546,722)	9,634,989
Operating expenses (excluding depreciation and amortization expense as reflected below)	(375)	948,403	24,195	—	972,223
Depreciation and amortization expense	—	143,994	7,479	—	151,473
Cost of sales	9,653,570	1,624,437	1,027,400	(1,546,722)	10,758,685
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	92,126	20,372	(1,226)	—	111,272
Depreciation and amortization expense	4,417	—	—	—	4,417
Equity income in investee	—	—	(1,621)	—	(1,621)
Loss on sale of assets	2,418	97	8,866	—	11,381
Total cost and expenses	9,752,531	1,644,906	1,033,419	(1,546,722)	10,884,134

Income (loss) from operations	1,366,770	(1,058,570)	(27,763)	—	280,437

Other income (expenses):
Equity in earnings (loss) of subsidiaries	(1,123,054)	—	—	1,123,054	—
Change in fair value of catalyst leases	—	(4,556)	—	—	(4,556)
Interest expense, net	(95,568)	(1,289)	(1,589)	—	(98,446)
Income (loss) before income taxes	148,148	(1,064,415)	(29,352)	1,123,054	177,435
Income tax expense	—	—	29,287	—	29,287
Net income (loss)	148,148	(1,064,415)	(58,639)	1,123,054	148,148
Less: net income attributable to noncontrolling interests	438	438	—	(438)	438
Net income (loss) attributable to PBF Holding Company LLC	$147,710	$(1,064,853)	$(58,639)	$1,123,492	$147,710

Comprehensive income (loss) attributable to PBF Holding Company LLC	$149,173	$(1,064,853)	$(58,639)	$1,123,492	$149,173

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$255,164	$(1,022,791)	$5,727	$1,017,064	$255,164
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	15,746	175,859	5,760	—	197,365
Stock-based compensation	—	13,549	—	—	13,549
Change in fair value of catalyst leases	—	1,011	—	—	1,011
Deferred income taxes	—	—	641	—	641
Non-cash lower of cost or market inventory adjustment	(97,943)	—	—	—	(97,943)
Non-cash change in inventory repurchase obligations	(26,659)	—	—	—	(26,659)
Debt extinguishment costs	25,451	—	—	—	25,451
Pension and other post-retirement benefit costs	4,956	26,726	—	—	31,682
(Income) from equity method investee		—	(11,218)	—	(11,218)
Distributions from equity method investee	—	—	16,897	—	16,897
Loss on sale of assets	—	940	—	—	940
Equity in earnings (loss) of subsidiaries	1,022,866	(5,802)	—	(1,017,064)	—
Changes in operating assets and liabilities:
Accounts receivable	(119,813)	(1,782)	(37,431)	—	(159,026)
Due to/from affiliates	(1,494,632)	1,451,846	40,468	—	(2,318)
Inventories	(286,677)	—	(62,512)	—	(349,189)
Prepaid expense and other current assets	4,200	(8,467)	160	—	(4,107)
Accounts payable	(50,102)	(58,691)	4,261	1,463	(103,069)
Accrued expenses	365,132	(13,352)	49,894	—	401,674
Deferred revenue	(7,687)	(1,364)	7	—	(9,044)
Other assets and liabilities	(14,472)	(26,189)	(16,726)	—	(57,387)
Net cash (used in) provided by operations	(404,470)	531,493	(4,072)	1,463	124,414

Cash flows from investing activities:
Expenditures for property, plant and equipment	(847)	(210,076)	(301)	—	(211,224)
Expenditures for deferred turnaround costs	—	(341,598)	—	—	(341,598)
Expenditures for other assets	—	(31,096)	—	—	(31,096)
Equity method investment - return of capital	—	—	451	—	451
Due to/from affiliates	(3,684)	—	—	3,684	—
Net cash (used in) provided by investing activities	(4,531)	(582,770)	150	3,684	(583,467)

Cash flows from financing activities:
Contributions from PBF LLC	97,000	—	—	—	97,000
Distribution to members	(39,315)	—	—	—	(39,315)
Proceeds from 2025 7.25% Senior Notes	725,000	—	—	—	725,000
Cash paid to extinguish 2020 8.25% Senior Secured Notes	(690,209)	—	—	—	(690,209)
Repayments of PBF Rail Term Loan	—	—	(4,959)	—	(4,959)
Proceeds from revolver borrowings	490,000	—	—	—	490,000
Repayments of revolver borrowings	(490,000)	—	—	—	(490,000)
Due to/from affiliates	—	3,684	—	(3,684)	—
Deferred financing costs and other	(13,424)	—	—	—	(13,424)
Net cash provided by (used in) financing activities	79,052	3,684	(4,959)	(3,684)	74,093

Net decrease in cash and cash equivalents	(329,949)	(47,593)	(8,881)	1,463	(384,960)
Cash and cash equivalents, beginning of period	530,085	56,717	41,366	(1,463)	626,705
Cash and cash equivalents, end of period	$200,136	$9,124	$32,485	$—	$241,745

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED, IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
(UNAUDITED)

	Nine Months Ended September 30, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$148,148	$(1,064,415)	$(58,639)	$1,123,054	$148,148
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	10,828	144,011	7,726	—	162,565
Stock-based compensation	—	12,658	—	—	12,658
Change in fair value of catalyst leases	—	4,556	—	—	4,556
Deferred income taxes	—	—	27,813	—	27,813
Non-cash lower of cost or market inventory adjustment	(320,833)	—	—	—	(320,833)
Non-cash change in inventory repurchase obligations	29,317	—	—	—	29,317
Pension and other post-retirement benefit costs	5,249	20,645	—	—	25,894
Equity income in investee	—	—	(1,621)	—	(1,621)
Loss on sale of assets	2,418	97	8,866	—	11,381
Equity in earnings of subsidiaries	1,123,054	—	—	(1,123,054)	—
Changes in operating assets and liabilities:
Accounts receivable	(205,816)	3,695	7,223	—	(194,898)
Due to/from affiliates	(1,624,741)	1,588,690	44,245	—	8,194
Inventories	56,792	—	(2,740)	—	54,052
Prepaid expense and other current assets	(6,330)	(11,768)	(2,105)	—	(20,203)
Accounts payable	37,074	16,943	(5,126)	1,406	50,297
Accrued expenses	661,974	(353,030)	(897)	—	308,047
Deferred revenue	6,559	—	1,470	—	8,029
Other assets and liabilities	(7,573)	(14,210)	(97)	—	(21,880)
Net cash (used in) provided by operations	(83,880)	347,872	26,118	1,406	291,516

Cash flows from investing activities:
Acquisition of Torrance refinery and related logistic assets	(971,932)	—	—	—	(971,932)
Expenditures for property, plant and equipment	(16,244)	(172,174)	675	—	(187,743)
Expenditures for deferred turnaround costs	—	(138,936)	—	—	(138,936)
Expenditures for other assets	—	(27,735)	—	—	(27,735)
Investment in subsidiaries	12,800	—	—	(12,800)	—
Chalmette Acquisition working capital settlement	—	(2,659)	—	—	(2,659)
Proceeds from sale of assets	—	—	13,030	—	13,030
Net cash provided by (used in) investing activities	(975,376)	(341,504)	13,705	(12,800)	(1,315,975)

Cash flows from financing activities:
Proceeds from catalyst lease	—	7,927	—	—	7,927
Distributions to Parent	—	—	(12,800)	12,800	—
Contributions from PBF LLC related to TVPC	175,000	—	—	—	175,000
Distributions to members	(92,503)	—	—	—	(92,503)
Proceeds from affiliate notes payable	635	—	—	—	635
Repayment of affiliate notes payable	(517)	—	—	—	(517)
Repayment of Rail Facility revolver borrowings	—	—	(11,457)	—	(11,457)
Proceeds from revolver borrowings	550,000	—	—	—	550,000
Net cash provided by (used in) financing activities	632,615	7,927	(24,257)	12,800	629,085

Net (decrease) increase in cash and cash equivalents	(426,641)	14,295	15,566	1,406	(395,374)
Cash and cash equivalents, beginning of period	882,820	6,236	28,968	(3,275)	914,749
Cash and cash equivalents, end of period	$456,179	$20,531	$44,534	$(1,869)	$519,375

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. As of September 30, 2017, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. Our five oil refineries are aggregated into one reportable segment.
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

Senior Notes Offering
On May 30, 2017, we and PBF Finance issued $725.0 million in aggregate principal amount of 7.25% Senior Notes due 2025 (the “2025 Senior Notes”). We used the net proceeds to fund the cash tender offer (the “Tender Offer”) for any and all of our outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. As described in “Note 5 - Debt”, upon the satisfaction and discharge of the 2020 Senior Secured Notes in connection with the closing of the Tender Offer and the redemption, the 2023 Senior Notes became unsecured and certain covenants were modified, as provided for in the indenture governing the 2023 Senior Notes and related documents.
Inventory Intermediation Agreements
On May 4, 2017 and September 8, 2017, we and our subsidiaries, DCR and PRC, entered into amendments to the inventory intermediation agreements (as amended in the second and third quarters of 2017, the "A&R Intermediation Agreements") with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. “J. Aron”), pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the A&R Intermediation Agreement by and among J. Aron, us and PRC relating to the Paulsboro refinery extends the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020 and (ii) the A&R Intermediation Agreement by and among J. Aron, us and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
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
PNGPC Contribution Agreement
On February 15, 2017, PBFX entered into a contribution agreement (the “PNGPC Contribution Agreement”) between PBFX and PBF LLC. Pursuant to the PNGPC Contribution Agreement, we contributed to PBF LLC, which, in turn, contributed to PBFX’s wholly owned subsidiary PBFX Operating Company LLC (“PBFX Op Co”) all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an existing interstate natural gas pipeline that runs under the Delaware River and terminates at our Paulsboro refinery. In August 2017, PBFX Op Co completed the construction of a new pipeline which replaced the existing pipeline and commenced services. In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11.6 million intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of ours (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the new pipeline and (iii)

an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline.
Chalmette Storage Tank Lease
On February 15, 2017, we and PBFX Op Co entered into a ten-year storage services agreement (the “Chalmette Storage Agreement”) and a twenty-year lease for the premises upon which a new tank at the Chalmette refinery (the “Chalmette Storage Tank”) will be located (the “Lease”). Additionally, we and PBFX entered into a project management agreement (the “Project Management Agreement”) pursuant to which PBFX, through PBFX Op Co, assumed construction of a crude oil storage tank at our Chalmette refinery, commencing upon the earlier of November 1, 2017 or the completion of construction of the Chalmette Storage Tank, which is currently expected to be completed in November 2017. The Lease can be extended by PBFX Op Co for two additional ten year terms. The Chalmette Storage Agreement can be extended by us for two additional five-year periods. Under the Chalmette Storage Agreement, PBFX will provide us with storage services in return for storage fees. The storage services require PBFX to accept, redeliver and store all products tendered by us in the tank and we will pay a monthly fee of $0.60 per barrel of shell capacity. The Lease can be extended by PBFX Op Co for two additional ten year periods.
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
A summary of revenue and expense transactions with PBFX is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues under affiliate agreements:
Services Agreement	$1.6	$1.3	$4.9	$3.5
Omnibus Agreement	1.9	1.2	5.2	3.5
Total expenses under affiliate agreements	62.4	43.8	176.9	118.4
Amended and Restated Revolving Loan
The Third Amended and Restated Revolving Loan is available to be used for working capital and other general corporate purposes. As noted in “Note 2 - Acquisitions”, we took down an advance under our Revolving Loan to partially fund the Torrance Acquisition in 2016. The outstanding balance under our Revolving Loan was $350.0 million, $350.0 million and $550.0 million as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

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
The outstanding balance of the PBF Rail Term Loan was $30.0 million and $35.0 million as of September 30, 2017 and December 31, 2016, respectively.
Affiliate notes payable with PBF LLC and PBF Energy
Our long-term debt obligations may include outstanding affiliate notes payable with PBF LLC and PBF Energy. The affiliate notes have an interest rate of 2.5% and a five year term but may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium. Additional borrowings may be made by PBF Holding under such affiliate notes payable from time to time. In the fourth quarter of 2016, the affiliate notes were extended to 2021. Additionally, in the fourth quarter of 2016, PBF LLC converted outstanding affiliate notes payable from PBF Holding of $379.9 million to a capital contribution. In the first quarter of 2017, PBF LLC converted the full amount of outstanding affiliate notes payable from PBF Holding of $86.3 million to a capital contribution. As of September 30, 2017, PBF Holding had no outstanding affiliate notes payable with PBF Energy and PBF LLC ($86.3 million outstanding as of December 31, 2016).
Change in Presentation
As discussed in “Note 1 - Description of the Business and Basis of Presentation,” during the third quarter of 2017, we determined that we would revise the presentation of certain line items on our consolidated statements of operations to enhance our disclosure under the requirements of Rule 5-03 of Regulation S-X. The revised presentation is comprised of the inclusion of a subtotal within costs and expenses referred to as “Cost of sales” and the reclassification of total depreciation and amortization expense between such amounts attributable to cost of sales and other operating costs and expenses. The amount of depreciation and amortization expense that is presented separately within the “Cost of Sales” subtotal represents depreciation and amortization of refining and logistics assets that are integral to the refinery production process.
The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on our historical consolidated income from operations or net income, nor does it have any impact on our consolidated balance sheets, statements of comprehensive income or statements of cash flows.

Results of Operations
The following tables reflect our financial and operating highlights for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$5,475,816	$4,508,613	$15,239,265	$11,164,571
Cost and expenses:
Cost of products and other	4,411,809	3,904,258	13,326,396	9,634,989
Operating expenses (excluding depreciation and amortization expense as reflected below)	389,591	404,045	1,225,014	972,223
Depreciation and amortization expense	70,338	51,336	181,238	151,473
Cost of sales	4,871,738	4,359,639	14,732,648	10,758,685
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	54,693	39,912	130,092	111,272
Depreciation and amortization expense	2,572	1,342	10,355	4,417
Equity income in investee	(3,799)	(1,621)	(11,218)	(1,621)
Loss on sale of assets	28	8,159	940	11,381
Total cost and expenses	4,925,232	4,407,431	14,862,817	10,884,134

Income from operations	550,584	101,182	376,448	280,437

Other income (expenses):
Change in fair value of catalyst leases	473	77	(1,011)	(4,556)
Debt extinguishment costs	—	—	(25,451)	—
Interest expense, net	(29,269)	(33,896)	(92,782)	(98,446)
Income before income taxes	521,788	67,363	257,204	177,435
Income tax (benefit) expense	(4,292)	2,291	2,040	29,287
Net income	526,080	65,072	255,164	148,148
Less: net (loss) income attributable to noncontrolling interests	(6)	45	374	438
Net income attributable to PBF Holding Company LLC	$526,086	$65,027	$254,790	$147,710

Gross margin	$604,078	$148,973	$506,617	$405,886
Gross refining margin (1)	$1,064,007	$604,355	$1,912,869	$1,529,582

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Key Operating Information
Production (bpd in thousands)	852.6	799.1	781.6	717.6
Crude oil and feedstocks throughput (bpd in thousands)	849.7	786.3	786.1	711.8
Total crude oil and feedstocks throughput (millions of barrels)	78.2	72.3	214.6	195.0
Gross margin per barrel of throughput	$7.73	$2.06	$2.36	$2.09
Gross refining margin, excluding special items, per barrel of throughput (1)	$10.22	$6.92	$8.46	$6.20
Refinery operating expenses, excluding depreciation, per barrel of throughput	$4.98	$5.59	$5.71	$4.98

Crude and feedstocks (% of total throughput) (2)
Heavy crude	33%	34%	34%	23%
Medium crude	30%	32%	30%	38%
Light crude	22%	23%	21%	28%
Other feedstocks and blends	15%	11%	15%	11%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	50%	51%	50%	49%
Distillates and distillate blendstocks	29%	31%	29%	31%
Lubes	1%	1%	1%	1%
Chemicals	2%	3%	2%	4%
Other	18%	14%	17%	15%
Total yield	100%	100%	99%	100%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars per barrel, except as noted)
Dated Brent Crude	$52.16	$45.90	$51.79	$42.05
West Texas Intermediate (WTI) crude oil	$48.18	$44.88	$49.32	$41.41
Light Louisiana Sweet (LLS) crude oil	$51.67	$46.52	$51.73	$43.20
Alaska North Slope (ANS) crude oil	$52.04	$44.65	$52.15	$41.58
Crack Spreads
Dated Brent (NYH) 2-1-1	$18.12	$12.94	$14.84	$13.18
WTI (Chicago) 4-3-1	$18.82	$13.64	$14.70	$13.07
LLS (Gulf Coast) 2-1-1	$16.69	$11.51	$13.75	$10.35
ANS (West Coast) 4-3-1	$20.66	$15.61	$18.78	$17.22
Crude Oil Differentials
Dated Brent (foreign) less WTI	$3.97	$1.02	$2.47	$0.64
Dated Brent less Maya (heavy, sour)	$8.75	$6.87	$6.77	$7.57
Dated Brent less WTS (sour)	$4.96	$2.50	$3.63	$1.48
Dated Brent less ASCI (sour)	$3.82	$4.14	$3.58	$4.02
WTI less WCS (heavy, sour)	$10.03	$13.28	$10.83	$12.15
WTI less Bakken (light, sweet)	$(0.69)	$1.41	$0.18	$1.13
WTI less Syncrude (light, sweet)	$(1.95)	$(0.95)	$(1.86)	$(2.67)
WTI less LLS (light, sweet)	$(3.49)	$(1.65)	$(2.41)	$(1.79)
WTI less ANS (light, sweet)	$(3.86)	$0.23	$(2.82)	$(0.17)
Natural gas (dollars per MMBTU)	$2.95	$2.79	$3.05	$2.35
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Overview— Net income was $526.1 million for the three months ended September 30, 2017 compared to $65.1 million for the three months ended September 30, 2016.
Our results for the three months ended September 30, 2017 were positively impacted by a special item consisting of a non-cash lower of cost or market (“LCM”) inventory adjustment of approximately $265.1 million. Our results for the three months ended September 30, 2016 were positively impacted by an LCM inventory adjustment of approximately $104.0 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented. Excluding the impact of these special items, our results were positively impacted by higher throughput volumes at the majority of our refineries and higher crack spreads realized at each of our refineries, which were impacted by the hurricane-related reduction in refining throughput in the Gulf Coast region and tightening product inventories, specifically distillates. Notably, we benefited from the improved operating performance of our Chalmette and Torrance refineries.
Revenues— Revenues totaled $5.5 billion for the three months ended September 30, 2017 compared to $4.5 billion for the three months ended September 30, 2016, an increase of approximately $1.0 billion, or 21.5%. Revenues per barrel were $63.75 and $62.32 for the three months ended September 30, 2017 and 2016, respectively, an increase of 2.3% directly related to higher hydrocarbon commodity prices. For the three months ended September 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 343,700 bpd, 160,600 bpd, 200,400 bpd and 145,000 bpd, respectively. For the three months ended September 30, 2016, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 315,900 bpd, 165,300 bpd, 165,600 bpd and 139,500 bpd, respectively. Our East Coast and Gulf Coast refineries’ throughput rates increased in the third quarter of 2017 as compared to the same period of 2016 as a result of improved operational performance following the completion of planned turnarounds at our Delaware City and Chalmette refineries in the first and second quarters of 2017, respectively. Our West Coast refinery underwent its first major turnaround under our ownership for a majority of the second quarter in 2017, following which its throughput rates in the third quarter of 2017 were significantly above the same period of 2016. For the three months ended September 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 359,700 bpd, 167,300 bpd, 233,400 bpd and 173,300 bpd, respectively. For the three months ended September 30, 2016, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 345,800 bpd, 177,200 bpd, 209,300 bpd and 177,100 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $604.1 million, or $7.73 per barrel of throughput, for the three months ended September 30, 2017 compared to $149.0 million, or $2.06 per barrel of throughput, for the three months ended September 30, 2016, an increase of approximately $455.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,064.0 million, or $13.61 per barrel of throughput ($798.9 million or $10.22 per barrel of throughput excluding the impact of special items), for the three months ended September 30, 2017 compared to $604.4 million, or $8.36 per barrel of throughput ($500.4 million or $6.92 per barrel of throughput excluding the impact of special items) for the three months ended September 30, 2016, an increase of approximately $459.7 million or $298.6 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin increased due to improved crack spreads and higher throughput rates in the East Coast, Gulf Coast and West Coast and reduced costs to comply with the RFS. Costs to comply with our obligation under the RFS totaled $83.4 million for the three months ended September 30, 2017 compared to $94.7 million for the three months ended September 30, 2016. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $265.1 million on a net basis resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of the second quarter of 2017. The non-cash LCM adjustment increased gross margin and gross refining margin by approximately $104.0 million in the third quarter of 2016.
Average industry refining margins in the Mid-Continent were stronger during the three months ended September 30, 2017 as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $18.82 per barrel, or 38.0% higher, in the three months ended September 30, 2017 as compared to $13.64 per barrel in the same period in 2016. Our margins were unfavorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential and a declining WTI/Syncrude differential, which averaged a premium of $1.95 per barrel during the three months ended September 30, 2017 as compared to a premium of $0.95 per barrel in the same period of 2016.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $18.12 per barrel, or 40.0% higher, in the three months ended September 30, 2017 as compared to $12.94 per barrel in the same period in 2016. The Dated Brent/WTI differential and Dated Brent/Maya differential were $2.95 and $1.88 higher, respectively, in the three months ended September 30, 2017 as compared to the same period in 2016, partially offset by adverse movements in the WTI/Bakken differential, which was approximately $2.10 per barrel less favorable (a premium of $0.69 in 2017 as compared to a discount of $1.41 in 2016) in the three months ended September 30, 2017 as compared to the same period in 2016.
Gulf Coast industry refining margins improved significantly during the three months ended September 30, 2017 as compared to the same period in 2016. The LLS (Gulf Coast) 2-1-1 industry crack spread was $16.69 per barrel, or 45.0% higher, in the three months ended September 30, 2017 as compared to $11.51 per barrel in the same period in 2016. Crude differentials weakened with the WTI/LLS differential averaging a premium of $3.49 per barrel during the three months ended September 30, 2017 as compared to a premium of $1.65 per barrel in the same period of 2016.
Additionally, we benefited from improvements in the West Coast industry refining margins during the three months ended September 30, 2017 as compared to the same period in 2016. The ANS (West Coast) 4-3-1 industry crack spread was $20.66 per barrel, or 32.4% higher, in the three months ended September 30, 2017 as compared to $15.61 per barrel in the same period in 2016. Partially offsetting the improved crack spreads, crude differentials weakened with the WTI/ANS differential averaging a premium of $3.86 per barrel during the three months ended September 30, 2017 as compared to a discount of $0.23 per barrel in the same period of 2016.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $389.6 million, or $4.98 per barrel of throughput, for the three months ended September 30, 2017 compared to $404.0 million, or $5.59 per barrel of throughput, for the three months ended September 30, 2016, a decrease of $14.5 million, or 3.6%. The decrease in operating expenses was mainly attributable to lower outside services costs as compared to the same period in 2016 across all of our refineries partially offset by higher maintenance costs due to increased throughput.
General and Administrative Expenses— General and administrative expenses totaled $54.7 million for the three months ended September 30, 2017 compared to $39.9 million for the three months ended September 30, 2016, an increase of approximately $14.8 million or 37.0%. The increase in general and administrative expenses for the three months ended September 30, 2017 over the same period of 2016 primarily relates to increases in employee related expenses of $21.5 million driven by higher incentive compensation in the third quarter of 2017 as compared to the third quarter of 2016. This increase was partially offset by lower costs associated with acquisition and integration related activities which were $7.0 million lower in the current quarter as compared to the same quarter of 2016. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss on Sale of Assets— There was a de minimis loss on sale of assets for the three months ended September 30, 2017 relating to non-operating refinery assets compared to a loss of $8.2 million on the sale of non-operating refinery assets for the three months ended September 30, 2016.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $72.9 million for the three months ended September 30, 2017 (including $70.3 million recorded within Cost of sales) compared to $52.7 million for the three months ended September 30, 2016 (including $51.3 million recorded within Cost of sales), an increase of $20.2 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter 2016, including the first significant turnaround under our ownership at our Torrance refinery, which was completed early in the third quarter of 2017.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $0.5 million for the three months ended September 30, 2017 compared to a gain of $0.1 million for the three months ended September 30, 2016. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $29.3 million for the three months ended September 30, 2017 compared to $33.9 million for the three months ended September 30, 2016, a decrease of approximately $4.6 million. This net decrease is primarily attributable to lower interest expense on a portion of our senior notes that were refinanced in May 2017 (see “Note 5 - Debt” for additional details). Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or provision for income taxes for the three months ended September 30, 2017 and September 30, 2016, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.
We incurred a net income tax benefit of $4.3 million and income tax expense of $2.3 million for the three months ended September 30, 2017 and September 30, 2016, respectively, reflecting a net loss from our taxable subsidiaries in the three months ended September 30, 2017 as compared to net earnings from our taxable subsidiaries in the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Overview— Net income was $255.2 million for the nine months ended September 30, 2017 compared to$148.1 million for the nine months ended September 30, 2016.
Our results for the nine months ended September 30, 2017 were net positively impacted by special items. During the nine months ended September 30, 2017, we incurred a positive special item in the form of a non-cash LCM inventory adjustment of approximately $97.9 million, which was partially offset by a special item related to debt extinguishment costs associated with the early retirement of our 2020 Senior Secured Notes of $25.5 million. Our results for the nine months ended September 30, 2016 were positively impacted by an LCM inventory adjustment of approximately $320.8 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented. Excluding the impact of these special items, our results were positively impacted by higher throughput volumes at the majority of our refineries and higher crack spreads realized at each of our refineries, which were impacted by the hurricane-related reduction in refining throughput in the Gulf Coast region and tightening product inventories, specifically distillates, as well as lower costs to comply with the RFS. Notably, we benefited from the improved operating performance of our Chalmette and Torrance refineries.
Revenues— Revenues totaled $15.2 billion for the nine months ended September 30, 2017 compared to $11.2 billion for the nine months ended September 30, 2016, an increase of approximately $4.1 billion, or 36.5%. Revenues per barrel were $62.34 and $57.25 for the nine months ended September 30, 2017 and 2016, respectively, an increase of 8.9% directly related to higher hydrocarbon commodity prices. For the nine months ended September 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 330,100 bpd, 146,500 bpd, 182,600 bpd and 126,900 bpd, respectively. For the nine months ended September 30, 2016, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 327,900 bpd, 165,700 bpd, 171,300 bpd and 139,600 bpd, respectively. The throughput rates at our East Coast refineries were substantially unchanged in 2017 compared to 2016. Our West Coast refinery was not acquired until the beginning of the third quarter of 2016. The decrease in throughput rates at our West Coast refinery in 2017 compared to 2016 is primarily due to planned downtime at our Torrance refinery for its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. For the nine months ended September 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 358,000 bpd, 160,600 bpd, 221,700 bpd and 155,200 bpd, respectively. For the nine months ended September 30, 2016, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 366,000 bpd, 175,700 bpd, 209,000 bpd and 177,100 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $506.6 million, or $2.36 per barrel of throughput, for the nine months ended September 30, 2017 compared to $405.9 million, or $2.09 per barrel of throughput, for the nine months ended September 30, 2016, an increase of $100.7 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,912.9 million, or $8.91 per barrel of throughput ($1,814.9 million or $8.46 per barrel of throughput excluding the impact of special items), for the nine months ended September 30, 2017 compared to $1,529.6 million, or $7.85 per barrel of throughput ($1,208.7 million or $6.20 per barrel of throughput excluding the impact of special items) for the nine months ended September 30, 2016, an increase of approximately $383.3 million or $606.2 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin increased due to improved crack spreads for each of our refineries, reduced costs to comply with the RFS and positive margin contributions from our Torrance refinery following its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. Costs to comply with our obligation under the RFS totaled $203.2 million for the nine months ended September 30, 2017 compared to $251.9 million for the nine months ended September 30, 2016. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $97.9 million on a net basis resulting from an increase in crude oil and refined product prices in comparison to the prices at year end. The non-cash LCM inventory adjustment increased gross margin and gross refining margin by approximately $320.8 million for the nine months ended September 30, 2016.
Average industry refining margins in the Mid-Continent were stronger during the nine months ended September 30, 2017 as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $14.70 per barrel, or 12.5% higher, in the nine months ended September 30, 2017 as compared to $13.07 per barrel in the same period in 2016. Our margins were unfavorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential partially offset by an improving WTI/Syncrude differential, which averaged a premium of $1.86 per barrel during the nine months ended September 30, 2017 as compared to a premium of $2.67 per barrel in the same period of 2016.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.84 per barrel, or 12.6% higher in the nine months ended September 30, 2017 as compared to $13.18 per barrel in the same period in 2016. The Dated Brent/Maya differential was $0.80 lower in the nine months ended September 30, 2017 as compared to the same period in 2016. The Dated Brent/WTI differential was $1.83 higher in the nine months ended September 30, 2017 as compared to the same period in 2016, partially offset by a narrowing WTI/Bakken differential, which was approximately $0.95 per barrel less favorable in the nine months ended September 30, 2017 as compared to the same period in 2016.
Gulf Coast industry refining margins improved during the nine months ended September 30, 2017 as compared to the same period in 2016. The LLS (Gulf Coast) 2-1-1 industry crack spread was $13.75 per barrel, or 32.9% higher, in the nine months ended September 30, 2017 as compared to $10.35 per barrel in the same period in 2016. Crude differentials slightly decreased with the WTI/LLS differential averaging a premium of $2.41 per barrel during the nine months ended September 30, 2017 as compared to a premium of $1.79 per barrel in the same period of 2016.
Additionally, we benefited from improvements in the West Coast industry refining margins during the nine months ended September 30, 2017 as compared to the same period in 2016. The ANS (West Coast) 4-3-1 industry crack spread was $18.78 per barrel, or 9.1% higher, in the nine months ended September 30, 2017 as compared to $17.22 per barrel in the same period in 2016. Partially offsetting the improved crack spreads, crude differentials weakened with the WTI/ANS differential averaging a premium of $2.82 per barrel during the nine months ended September 30, 2017 as compared to a premium of $0.17 per barrel in the same period of 2016. As the Torrance refinery was not acquired until the beginning of the third quarter of 2016, we did not benefit from the contribution of this refinery for the full nine months of the prior year.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

Operating Expenses— Operating expenses totaled $1,225.0 million, or $5.71 per barrel of throughput, for the nine months ended September 30, 2017 compared to $972.2 million, or $4.98 per barrel of throughput, for the nine months ended September 30, 2016, an increase of $252.8 million, or 26.0%. The increase in operating expenses was mainly attributable to an increase of $237.3 million in costs associated with the Torrance refinery and related logistics assets. Total operating expenses for the nine months ended September 30, 2017, excluding our Torrance refinery, increased due to higher maintenance and utility costs across all our other refineries.
General and Administrative Expenses— General and administrative expenses totaled $130.1 million for the nine months ended September 30, 2017 compared to $111.3 million for the nine months ended September 30, 2016, an increase of approximately $18.8 million or 16.9%. The increase in general and administrative expenses for the nine months ended September 30, 2017 over the same period of 2016 primarily relates to increased employee related expenses of $28.3 million driven by higher incentive compensation costs in the nine months ended September 30, 2017 as compared to the same period in 2016 as well as higher employee headcount. These increases were partially offset by lower costs associated with the acquisition and integration related activities which were approximately $10.1 million lower in the nine months ended September 30, 2017 as compared to the same period of 2016. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss on Sale of Assets— There was a loss of $0.9 million on sale of assets for the nine months ended September 30, 2017 relating to non-operating refinery assets as compared to a loss of $11.4 million on the sale of assets for the nine months ended September 30, 2016 relating to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $191.6 million for the nine months ended September 30, 2017 (including $181.2 million recorded within Cost of sales) compared to $155.9 million for the nine months ended September 30, 2016 (including $151.5 million recorded within Cost of sales), an increase of approximately $35.7 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Torrance Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2016.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $1.0 million for the nine months ended September 30, 2017 compared to a loss of $4.6 million for the nine months ended September 30, 2016. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt extinguishment costs - Debt extinguishment costs of $25.5 million incurred in the nine months ended September 30, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2016.
Interest Expense, net— Interest expense totaled $92.8 million for the nine months ended September 30, 2017 compared to $98.4 million for the nine months ended September 30, 2016, a decrease of approximately $5.7 million. This net decrease is attributable to lower interest expense on a portion of our senior notes that were refinanced in May 2017 (see “Note 5 - Debt” for additional details). Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or provision for income taxes for the nine months ended September 30, 2017 and September 30, 2016, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Ltd.. The two subsidiaries acquired in connection with the Chalmette Acquisition are treated as C-Corporations for income tax purposes.

Income tax expense was $2.0 million and $29.3 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. Income tax expense for the nine months ended September 30, 2016 included a charge of $30.7 million related to a correction of prior periods.

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
Special Items
The non-GAAP measures presented include EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to an LCM inventory adjustment and debt extinguishment costs (as further explained in “Notes to Non-GAAP Financial Measures” below on page 60). Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

	Three Months Ended September 30,
	2017		2016
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$5,475,816	$70.05	$4,508,613	$62.32
Less: Cost of products and other	4,411,809	56.44	3,904,258	53.96
Less: Refinery operating expenses	389,591	4.98	404,045	5.59
Less: Refinery depreciation expenses	70,338	0.90	51,337	0.71
Gross margin	$604,078	$7.73	$148,973	$2.06
Reconciliation of gross margin to gross refining margin:
Gross margin	$604,078	$7.73	$148,973	$2.06
Add: Refinery operating expenses	389,591	4.98	404,045	5.59
Add: Refinery depreciation expense	70,338	0.90	51,337	0.71
Gross refining margin	$1,064,007	$13.61	$604,355	$8.36
Special items:
Add: Non-cash LCM inventory adjustment (1)	(265,077)	(3.39)	(103,990)	(1.44)
Gross refining margin excluding special items	$798,930	$10.22	$500,365	$6.92

——————————
See Notes to Non-GAAP Financial Measures on page 60

	Nine Months Ended September 30,
	2017		2016
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$15,239,265	$71.02	$11,164,571	$57.25
Less: Cost of products and other	13,326,396	62.11	9,634,989	49.40
Less: Refinery operating expenses	1,225,014	5.71	972,223	4.98
Less: Refinery depreciation expenses	181,238	0.84	151,473	0.78
Gross margin	$506,617	$2.36	$405,886	$2.09
Reconciliation of gross margin to gross refining margin:
Gross margin	$506,617	$2.36	$405,886	$2.09
Add: Refinery operating expenses	1,225,014	5.71	972,223	4.98
Add: Refinery depreciation expense	181,238	0.84	151,473	0.78
Gross refining margin	$1,912,869	$8.91	$1,529,582	$7.85
Special items:
Add: Non-cash LCM inventory adjustment (1)	(97,943)	(0.45)	(320,833)	(1.65)
Gross refining margin excluding special items	$1,814,926	$8.46	$1,208,749	$6.20

——————————
See Notes to Non-GAAP Financial Measures on page 60

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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, the write down of inventory to the LCM, and debt extinguishment costs related to refinancing activities. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:

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
The following tables reconcile net income as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$526,080	$65,072	$255,164	$148,148
Add: Depreciation and amortization expense	72,910	52,678	191,593	155,890
Add: Interest expense, net	29,269	33,896	92,782	98,446
Add: Income tax (benefit) expense	(4,292)	2,291	2,040	29,287
EBITDA	$623,967	$153,937	$541,579	$431,771
Special Items:
Add: Non-cash LCM inventory adjustment (1)	(265,077)	(103,990)	(97,943)	(320,833)
Add: Debt extinguishment costs (1)	—	—	25,451	—
EBITDA excluding special items	$358,890	$49,947	$469,087	$110,938

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$623,967	$153,937	$541,579	$431,771
Add: Stock based compensation	3,415	2,659	13,549	12,658
Add: Non-cash change in fair value of catalyst leases	(473)	(77)	1,011	4,556
Add: Non-cash LCM inventory adjustment (1)	(265,077)	(103,990)	(97,943)	(320,833)
Add: Debt extinguishment costs (1)	—	—	25,451	—
Adjusted EBITDA	$361,832	$52,529	$483,647	$128,152

——————————
See Notes to Non-GAAP Financial Measures on page 60

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

The following table includes the lower of cost or market inventory reserve as of each date presented (in thousands):

	2017	2016
January 1,	$595,988	$1,117,336
June 30,	763,122	900,493
September 30,	498,045	796,503
The following table includes the corresponding impact of changes in the lower of cost or market inventory reserve on both operating income and net income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Net LCM inventory adjustment benefit in both operating and net income	$265,077	$103,990	$97,943	$320,833
Additionally, during the nine months ended September 30, 2017, we recorded debt extinguishment costs of $25.5 million related to the redemption of the 2020 Senior Secured Notes. This nonrecurring charge decreased both operating income and net income by $25.5 million for the nine months ended September 30, 2017. There were no such costs in the three months ended September 30, 2017 nor in either the three or nine months ended September 30, 2016.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, distribution payments and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of September 30, 2017 with all of the covenants, including financial covenants, in all of our debt agreements.

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $124.4 million for the nine months ended September 30, 2017 compared to net cash provided by operating activities of $291.5 million for the nine months ended September 30, 2016. Our operating cash flows for the nine months ended September 30, 2017 included our net income of $255.2 million, plus depreciation and amortization of $197.4 million, debt extinguishment costs related to refinancing of our 2020 Senior Secured Notes of $25.5 million, pension and other post-retirement benefits costs of $31.7 million, equity-based compensation of $13.5 million, changes in the fair value of our catalyst leases of $1.0 million, deferred income taxes of $0.6 million, loss on sale of assets of $0.9 million and $5.7 million of net distributions received from our equity method investment in TVPC in excess of its earnings, partially offset by a non-cash benefit of $97.9 million relating to an LCM inventory adjustment and a change in the fair value of our inventory repurchase obligations of $26.7 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $282.5 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the nine months ended September 30, 2016 included our net income of $148.1 million, plus net non-cash charges relating to depreciation and amortization of $162.6 million, the change in the fair value of our inventory repurchase obligations of $29.3 million, deferred income taxes of $27.8 million, pension and other post-retirement benefits costs of $25.9 million, changes in the fair value of our catalyst leases of $4.6 million, equity-based compensation of $12.7 million and a loss on sale of assets of $11.4 million, offset by a non-cash benefit of $320.8 million relating to an LCM inventory adjustment and equity income from our investment in TVPC of $1.6 million. In addition, net changes in operating assets and liabilities reflected sources of cash of $191.6 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $583.5 million for the nine months ended September 30, 2017 compared to net cash used in investing activities of $1,316.0 million for the nine months ended September 30, 2016. The net cash flows used in investing activities for the nine months ended September 30, 2017 was comprised of capital expenditures totaling $211.2 million, expenditures for refinery turnarounds of $341.6 million and expenditures for other assets of $31.1 million, slightly offset by a return of capital related to our equity method investment in TVPC of $0.5 million. Net cash used in investing activities for the nine months ended September 30, 2016 was comprised of cash outflows of $971.9 million used to fund the Torrance Acquisition, capital expenditures totaling $187.7 million, expenditures for refinery turnarounds of $138.9 million, expenditures for other assets of $27.7 million and a final net working capital settlement of $2.7 million associated with the acquisition of the Chalmette refinery, partially offset by $13.0 million of proceeds from the sale of assets.
Cash Flows from Financing Activities
Net cash provided by financing activities was $74.1 million for the nine months ended September 30, 2017 compared to net cash provided by financing activities of $629.1 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, net cash provided by financing activities consisted of a contribution from PBF LLC of $97.0 million and net cash proceeds of $21.4 million from the issuance of the 2025 Senior Notes net of cash paid to redeem the 2020 Senior Secured Notes and related issuance costs. Additionally, during the nine months ended September 30, 2017, we made distributions to members of $39.3 million and principal amortization payments of the PBF Rail Term Loan of $5.0 million. Further, during the nine months ended September 30, 2017, we borrowed and repaid $490.0 million under our Revolving Loan resulting in no net change to amounts outstanding for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, net cash provided by financing activities consisted primarily of proceeds from the Revolving Loan of $550.0 million, a contribution from our parent of $175.0 million, proceeds from catalyst leases of $7.9 million and a net increase of $0.1 million in proceeds from affiliate notes payable partially offset by $92.5 million of distribution to members and repayments of the PBF Rail revolving credit facility of $11.5 million.
Liquidity
As of September 30, 2017, our total liquidity was approximately $1,173.5 million, compared to total liquidity of approximately $1,161.3 million as of December 31, 2016. Total liquidity is the sum of our cash and cash equivalents plus the estimated amount available under the Revolving Loan.

Working Capital
Our working capital at September 30, 2017 was $1,106.1 million, consisting of $3,403.3 million in total current assets and $2,297.2 million in total current liabilities. Our working capital at December 31, 2016 was $1,111.0 million, consisting of $3,154.3 million in total current assets and $2,043.3 million in total current liabilities. Working capital has decreased primarily as a result of capital expenditures, including turnaround costs, partially offset by earnings during the nine months ended September 30, 2017.
Capital Spending
Net capital spending was $583.9 million for the nine months ended September 30, 2017, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately $600.0 million in net capital expenditures during the full year 2017 for facility improvements and refinery maintenance and turnarounds, the majority of which have been completed as of September 30, 2017. Significant capital spending for the full year 2017 has included turnarounds for the FCC at our Delaware City refinery, several major process units at our Torrance refinery and the Chalmette refinery’s crude and ancillary units, as well as expenditures to meet Tier 3 requirements.
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
Inventory Intermediation Agreements
On May 4, 2017 and September 8, 2017, we and our subsidiaries, DCR and PRC, entered into amendments to the A&R Intermediation Agreements with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the A&R Intermediation Agreement by and among J. Aron, us and PRC relating to the Paulsboro refinery extends the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020 and (ii) the A&R Intermediation Agreement by and among J. Aron, us and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
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
At September 30, 2017, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $343.9 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2017, other than outstanding letters of credit in the amount of approximately $326.8 million and operating leases.
Distribution Policy
On November 2, 2017 PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 29, 2017 to Class A common stockholders of record at the close of business on November 13, 2017. If necessary, PBF Holding will make a distribution of up to approximately $34.2 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.

As of September 30, 2017, we had $1,173.5 million of unused borrowing availability, which includes our cash and cash equivalents of $241.7 million, under the Revolving Loan to fund our operations, if necessary. Accordingly, as of September 30, 2017, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC, if necessary, to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of September 30, 2017, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy’s intended distribution policy.
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
At September 30, 2017 and December 31, 2016, we had gross open commodity derivative contracts representing 45.7 million barrels and 8.8 million barrels, respectively, with an unrealized net loss of $5.0 million and $3.5 million, respectively. The open commodity derivative contracts as of September 30, 2017 expire at various times during 2017 and 2018.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 35.1 million barrels and 29.4 million barrels at September 30, 2017 and December 31, 2016, respectively. The average cost of our hydrocarbon inventories was approximately $77.17 and $80.50 per barrel on a LIFO basis at September 30, 2017 and December 31, 2016, respectively, excluding the impact of LCM inventory adjustments of approximately $498.0 million and $596.0 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of September 30, 2017. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.

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
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $30.0 million at September 30, 2017. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.3 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on that evaluation, PBF Holding’s principal executive officer and the principal financial officer have concluded that PBF Holding’s disclosure controls and procedures are effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Holding’s internal controls over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
As of November 1, 2015, we acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. In February 2017, Chalmette Refining and the LDEQ met to resolve the issues under the Order, including the assessment of an administrative penalty against Chalmette Refining. Chalmette Refining and the LDEQ are negotiating a settlement agreement with administrative penalties of approximately $0.7 million. Once the settlement agreement is finalized, it is subject to circulated for notice and public comment for a 45-day period and must undergo a review by the Louisiana attorney general’s office.
On December 23, 2016, the Delaware City refinery received a Notice of Violation (“NOV”) from DNREC concerning a potential violation of the DNREC order authorizing the shipment of crude oil by barge from the refinery. The NOV alleges that DCR made shipments to locations other than the Paulsboro refinery in violation of the order and requests certain additional information. On February 7, 2017, DCR responded to the NOV. On March 10, 2017, DNREC issued an approximately $0.2 million fine in a Notice of Penalty Assessment and Secretary’s Order to the Delaware City refinery for violating the 2013 Secretary’s Order. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The penalty assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, DCR appealed the Notice of Penalty Assessment and Secretary’s Order. The hearing of the appeal is scheduled for February 2018. To the extent that the penalty and Secretary’s Order are upheld, there will not be a material adverse effect on the Company’s financial position, results of operations or cash flows.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The final opinion and order of the Board was issued March 16, 2017. The appellants filed an appeal of the Board’s decision with the Delaware Superior Court on March 30, 2017. The filing of briefs has been scheduled for October and November 2017.
On October 19, 2017, the Delaware City refinery received approval from DNREC for the construction and operation of the ethanol marketing project to allow for a combined total loading of up to 10,000 bpd, on an annual average basis, of ethanol on to marine vessels at the marine piers and the terminal truck loading rack, subject to certain operational and emissions limitations as well as other conditions. On the same date, Delaware City Logistics Company LLC received DNREC approval for the construction of (i) four additional loading arms for each of lanes 4, 10 and 11 for purposes of loading ethanol at its truck loading rack and (ii) a vapor vacuum control system for loading lanes connected to the existing vapor recovery unit located at its terminal in Delaware City. This approval is also subject to certain operational and emission limitations as well as other conditions.
On February 3, 2011, the EPA sent a request for information pursuant to Section 114 of the Clean Air Act to the Paulsboro refinery with respect to compliance with EPA standards governing flaring. On July 13, 2017 the U.S. Department of Justice filed with the Court the motion to enter the consent decree. On September 19, 2017, the Court approved the consent decree and in connection therewith the Paulsboro refinery has paid a penalty of $0.2 million.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and logistics assets, including specified incidents and/or NOVs issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”). Following the closing of the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, and the Torrance Fire Department. No settlement or penalty demand in excess of $0.1 million has been made or received with respect to these notices. It is reasonably possible that SCAQMD, Cal/OSHA and/or the City of Torrance will assess penalties in the other matters in excess of $0.1 million but any such amount is not expected to be material to us, individually or in the aggregate.
On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any personal or property damages as a result of an emission of spent catalyst, sulfur dioxide and hydrogen sulfide from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release. Plaintiffs seek to recover unspecified damages, interest and costs. In August 2015, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning. On April 12, 2016, the trial court rendered judgment limiting damages ranging from $100 to $500 for home cleaning and $25 to $75 for vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solidarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial. On June 28, 2017, the appellate court unanimously reversed the judgment awarding damages to the plaintiffs. On July 12, 2017, the plaintiffs filed for a rehearing of the appellate court judgment, which was denied on July 31, 2017. As a result of the appellate court’s judgment, the potential amount of the claims is not determinable. Depending upon the ultimate class size and the nature of the claims, the outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On February 14, 2017, the plaintiff in Adam Trotter v. ExxonMobil Corp., ExxonMobil Oil Corp., ExxonMobil Refining and Supply Company, et. al., filed a civil action against us in the Superior Court of the State of California, County of Los Angeles, Southwest District, claiming public nuisance, battery, a violation of civil rights under 42 U.S.C. §1983, intentional infliction of emotional distress, negligence and strict liability in tort and injuries and symptoms resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance Refinery which was then owned and operated by Exxon. The City of Torrance and the SCAQMD are also named as defendants in the lawsuit. On September 29, 2017, the court granted our motion to dismiss as well as the SCAQMD’s motion to dismiss with leave for the plaintiff to amend and denied plaintiff’s motion for a preliminary injunction. We believe the ultimate outcome of this matter will not have a material impact on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., PBF Energy Inc. and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining

Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by Exxon. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. This matter is in the initial stages of discovery and we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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

10.1†
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

10.2
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
†	Confidential treatment has been granted by the SEC as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date	November 7, 2017	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	November 7, 2017	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1†
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

10.2
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.
†	Confidential treatment has been granted by the SEC as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.