Form 10-K
period 2017-12-31
PBF Holding Co LLC; PBF Finance Corp
filed 2018-03-09
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No (Note: As of January 1, 2018, the registrant was no longer subject to the filing requirements of Section 13 or 15(d) of the Exchange Act other than with respect to this Form 10-K; however, the registrant filed all reports required to be filed during the period it was subject to Section 13 or 15(d) of the Exchange Act.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
There is no trading in the membership interests of PBF Holding LLC or the common stock of PBF Finance Corporation and therefore an aggregate market value based on such is not determinable.
PBF Holding Company LLC has no common stock outstanding. As of March 9, 2018 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.
PBF Finance Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc., the managing member of our direct parent PBF Energy Company LLC, will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2018 Annual Meeting of Stockholders. Portions of the Proxy Statement of PBF Energy Inc. are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF HOLDING COMPANY LLC

Explanatory Note
This Form 10-K is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 96.7% of the outstanding economic interests in PBF LLC as of December 31, 2017. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

PART I
In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “we,” “our” or “us” refer to PBF Holding, and, in each case, unless the context otherwise requires, its consolidated subsidiaries. References to “subsidiary guarantors” refer to PBF Services Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC (“Paulsboro Refining”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), PBF Investments LLC (“PBF Investments”), PBF International Inc., Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC (“Torrance Logistics”), which are the subsidiaries of PBF Holding that guarantee PBF Holding’s 7.00% senior notes due 2023 (the “2023 Senior Notes”) and 7.25% senior notes due 2025 (the “2025 Senior Notes”, and together with the 2023 Senior Notes, the “Senior Notes”) on a joint and several basis.
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
ITEM. 1 BUSINESS
Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of December 31, 2017, we own and operate five domestic oil refineries and related assets, which we acquired in 2010, 2011, 2015 and 2016. Our refineries have a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. The Company’s five oil refineries are aggregated into one reportable segment.
Ownership Structure
We are a Delaware limited liability company and a holding company for our operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. We are a wholly-owned subsidiary of PBF LLC, and PBF Energy is the sole managing member of, and owner of an equity interest as of December 31, 2017 representing approximately 96.7% of the outstanding economic interests in PBF LLC.
On December 18, 2012, our indirect parent, PBF Energy completed its initial public offering. As a result of PBF Energy’s initial public offering and related organization transactions, PBF Energy became the sole managing member of PBF LLC and operates and controls all of its business and affairs and consolidates the financial results of PBF LLC and its subsidiaries, including PBF Holding and PBF Finance. PBF Energy has completed secondary offerings of its Class A common stock subsequent to its initial public offering. As of December 31, 2017, PBF Energy held 110,586,762 PBF LLC Series C Units and its current and former executive officers and directors and certain employees and others beneficially held 3,767,464 PBF LLC Series A Units, and the holders of PBF Energy’s issued and outstanding shares of Class A common stock have 96.7% of the voting power in PBF Energy and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 3.3% of the voting power.

PBF Holding Refineries
Our five refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, New Orleans, Louisiana and Torrance, California. Each of these refineries is briefly described in the table below:

Refinery	Region	Nelson Complexity Index	Throughput Capacity (in barrels per day)	PADD	Crude Processed (1)	Source (1)
Delaware City	East Coast	11.3	190,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	13.2	180,000	1	light sweet through heavy sour	water
Toledo	Mid-Continent	9.2	170,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	12.7	189,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	14.9	155,000	5	medium and heavy	pipeline, water, truck
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
Public Offerings of PBF Logistics LP and Subsequent Drop-Down Transactions
PBF Logistics LP (“PBFX” or the “Partnership”) is an affiliate of ours. PBFX is a fee-based, growth-oriented, publicly-traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storing and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of its refineries, as well as for third party customers. As of December 31, 2017, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with us, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products, and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by us to PBFX.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). In connection with the PBFX Offering, we distributed to PBF LLC, which in turn contributed to PBFX, the assets and liabilities of certain crude oil terminaling assets. In a series of additional transactions subsequent to the PBFX Offering, we distributed certain additional assets to PBF LLC, which in turn contributed those assets to PBFX. See “Agreements with PBFX” below as well as “Note 11 - Related Party Transactions” of our Notes to Consolidated Financial Statements for additional information.
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

The diagram below depicts our organizational structure as of December 31, 2017:

Current and Former Management
Public Stockholders
Shares of Class B common stock
• Voting rights only
• One vote to each PBF LLC Series A unit held by such holder
• 3.3% of voting power in PBF Energy Inc.
Class A common stock
• 96.7% of voting power in PBF Energy
• 100% of economic interests in PBF Energy
PBF LLC Series A Units
• Represents 3.3% of the total economic interest of PBF LLC
• Not publicly traded
• No voting rights
• Economic rights only
• Exchangeable on one-for-one basis for shares of our Class A common stock
PBF Energy Inc. (NYSE: PBF) (PBF Energy)
Sole Managing Member and PBF LLC Series C units
• Represents 96.7% of the total economic interest of PBF LLC
• 100% management power in PBF LLC
PBF Energy Company LLC (PBF LLC)
PBF Logistics GP LLC (PBF GP)
Non-economic general partner interest
44.1% limited partner interest
Public Common Unitholders
55.9% limited partner interest
PBF Logistics LP (NYSE: PBFX) (PBF Logistics)
Operating Subsidiaries
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023
PBF Holding Company LLC (PBF Holding)
Revolving Loan
Senior Notes due 2025
Senior Notes due 2023
Refining and Other Operating Subsidiaries
Rail Term Loan
Catalyst Leases

Refining Operations
We own and operate five refineries providing geographic and market diversity. We produce a variety of products at each of our refineries, including gasoline, ULSD, heating oil, jet fuel, lubricants, petrochemicals and asphalt. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico, and are able to ship products to other international destinations.
Delaware City Refinery
Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. Delaware City is a fully integrated operation that receives crude via rail at its crude unloading facilities, or ship or barge at its docks located on the Delaware River. The crude and other feedstocks are stored in an extensive tank farm prior to processing. In addition, there is a 15-lane, 76,000 bpd capacity truck loading rack located adjacent to the refinery and a 23-mile interstate pipeline that are used to distribute clean products, which were sold to PBFX in conjunction with its acquisition of the DCR Products Pipeline and Truck Rack (as defined in “Note 11 - Related Party Transactions” of our Notes to Consolidated Financial Statements) in May 2015.
As a result of its configuration and process units, Delaware City has the capability of processing a slate of heavy crudes with a high concentration of high sulfur crudes and is one of the largest and most complex refineries on the East Coast. The Delaware City refinery is one of two heavy crude coking refineries, the other being our Paulsboro refinery, on the East Coast of the United States with coking capacity equal to approximately 25% of crude capacity.
The Delaware City refinery primarily processes a variety of medium to heavy, sour crude oils, but can run light, sweet crude oils as well. The refinery has large conversion capacity with its 82,000 bpd fluid catalytic cracking unit (“FCC unit”), 47,000 bpd fluid coking unit and 18,000 bpd hydrocracking unit with vacuum distillation.
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
Feedstocks and Supply Arrangements. We currently fully source our own crude oil needs for Delaware City primarily through short-term and spot market agreements.
Refined Product Yield and Distribution. The Delaware City refinery predominantly produces gasoline, jet fuel, ULSD and ultra-low sulfur heating oil as well as certain other products. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.

Inventory Intermediation Agreement. On June 26, 2013, we entered into an Inventory Intermediation Agreement (the “Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) to support the operations of the Delaware City refinery, which commenced upon the termination of the previous product offtake agreement. Pursuant to such Inventory Intermediation Agreement, J. Aron purchases the Products produced and delivered into the refinery’s storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery’s storage tanks. On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiary, DCR, entered into amendments to the amended and restated inventory intermediation agreement (as amended, the “Amended Delaware Intermediation Agreement”) with J. Aron pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, pricing and an extension of the term. The most recent of these amendments was executed on September 8, 2017 which extended the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020. At expiration, we will have to repurchase the inventories outstanding under the Amended Delaware Intermediation Agreement at that time.
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
Paulsboro Refinery
Overview. The Paulsboro refinery is located on approximately 950 acres on the Delaware River in Paulsboro, New Jersey, just south of Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River. Paulsboro is one of two operating refineries on the East Coast with coking capacity, the other being our Delaware City refinery. The Paulsboro refinery primarily processes a variety of medium and heavy, sour crude oils but can run light, sweet crude oils as well.
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
Refined Product Yield and Distribution. The Paulsboro refinery predominantly produces gasoline, diesel fuels and jet fuel and also manufactures Group I base oils or lubricants and asphalt. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements under which we sell approximately 35% of our Paulsboro refinery’s gasoline production.
Inventory Intermediation Agreement. On June 26, 2013, we entered into an Inventory Intermediation Agreement with J. Aron to support the operations of the Paulsboro refinery, which commenced upon the termination of the previous product offtake agreement. Pursuant to such Inventory Intermediation Agreement, J. Aron purchases the Products produced and delivered into the refinery’s storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery’s storage tanks. On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiary, PRC, entered into amendments to the amended and restated inventory intermediation agreement (as amended, the “Amended Paulsboro Intermediation Agreement”, and collectively with the Amended Delaware Intermediation Agreement, referred to as the “A&R Intermediation Agreements”) with J. Aron pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, pricing and an extension of the term. The most recent of these amendments was executed on September 8, 2017 which extended the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020. At expiration, we will have to repurchase the inventory outstanding under the Amended Paulsboro Intermediation Agreement at that time.
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
Toledo Refinery
Overview. The Toledo refinery primarily processes a slate of light, sweet crudes from Canada, the Mid-Continent, the Bakken region and the U.S. Gulf Coast. The Toledo refinery is located on a 282-acre site near Toledo, Ohio, approximately 60 miles from Detroit. Crude is delivered to the Toledo refinery through three primary pipelines: (1) Enbridge from the north, (2) Capline from the south and (3) Mid-Valley from the south. Crude is also delivered to a nearby terminal by rail and from local sources by truck to a truck unloading facility within the refinery.
The following table approximates the Toledo refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	170,000
Fluid Catalytic Cracking Unit	79,000
Hydrotreating Units	95,000
Hydrocracking Unit	45,000
Catalytic Reforming Units	45,000
Alkylation Unit	10,000
Polymerization Unit	7,000
UDEX Unit	16,300
Feedstocks and Supply Arrangements. We currently fully source our own crude oil needs for Toledo primarily through short-term and spot market agreements.
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
We have an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement had an initial three year term, subject to certain early termination rights. In March 2017, the agreement was renewed and extended for a two year term. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.
Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.5 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 1.3 million barrels are dedicated to crude oil storage with the remaining 3.2 million barrels allocated to intermediates and products. A portion of storage capacity dedicated to crude oil and finished products was sold to PBFX in conjunction with its acquisition of the Toledo Storage Facility (as defined in “Note 11 - Related Party Transactions” of our Notes to Consolidated Financial Statements) in December 2014.
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
Chalmette Refinery
Acquisition. On November 1, 2015, we acquired the ownership interests of Chalmette Refining, L.L.C. (“Chalmette Refining”), which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”).
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
The following table approximates the Chalmette refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	189,000
Fluid Catalytic Cracking Unit	72,000
Hydrotreating Units	186,000
Delayed Coker	29,000
Catalytic Reforming Unit	40,000
Alkylation Unit	15,000
Feedstocks and Supply Arrangements. In connection with the Chalmette Acquisition on November 1, 2015, we entered into a market-based crude supply agreement with Petróleos de Venezuela S.A. (“PDVSA”) that has a ten year term with a renewal option for an additional five years, subject to certain early termination rights. The pricing for the crude supply is market based and is agreed upon on a quarterly basis by both parties. We have not sourced crude oil under this agreement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms. Since the suspension, we have obtained crude and feedstocks from other sources through connections to the CAM and MOEM pipelines as well as our marine terminal.
Refined Product Yield and Distribution. The Chalmette refinery predominantly produces gasoline, diesel fuels and jet fuel and also manufactures high-value petrochemicals including benzene and xylene. Products produced at the Chalmette refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of our clean products are delivered to customers via pipelines. Our ownership of the Collins Pipeline and T&M Terminal provides Chalmette with strategic access to Southeast and East Coast markets through third party logistics. We had an offtake agreement with ExxonMobil pursuant to which ExxonMobil purchased approximately 50% of the 14,000 barrel per day truck rack capacity, which expired as of December 31, 2017.
Tankage Capacity. Chalmette has a total tankage capacity of approximately 8.1 million barrels. Of this total, approximately 2.6 million barrels are allocated to crude oil storage with the remaining 5.5 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 30,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen and steam from third party suppliers.
Torrance Refinery
Acquisition. On July 1, 2016, we acquired from ExxonMobil, Mobil Pacific Pipe Line Company, the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”). Subsequent to the closing of the Torrance Acquisition, Torrance Refining and Torrance Logistics are indirect wholly-owned subsidiaries of PBF Holding. The aggregate purchase price for the Torrance Acquisition was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million.
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
The following table approximates the Torrance refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	155,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	88,000
Hydrotreating Units	151,000
Hydrocracking Unit	23,000
Alkylation Unit	27,000
Delayed Coker	53,000
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
Refined Product Yield and Distribution. The Torrance refinery predominantly produces gasoline, jet fuel and diesel fuels. Products produced at the Torrance refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of clean products are delivered to customers via pipelines. We have an offtake agreement with ExxonMobil pursuant to which ExxonMobil purchases approximately 50% of our gasoline production. This offtake agreement has an initial term of three years from the date of the Torrance Acquisition at which time it will automatically renew for another three year term unless either party gives six months’ written notice of its intent to terminate the agreement.
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
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel, and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2017, 2016 and 2015, gasoline and distillates accounted for 84.1%, 88.1% and 88.0% of our revenues, respectively.

Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. However, we do have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2017, 2016 and 2015, no single customer accounted for 10% or more of our revenues, respectively. As of December 31, 2017 and 2016, no single customer accounted for 10% or more of our total trade accounts receivable.
Seasonality
Demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline and diesel prices. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year. Refining margins remain volatile and our results of operations may not reflect these historical seasonal trends. Additionally, the degree of seasonality may differ by the geographic areas in which we operate.
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
The refining industry is highly competitive with respect to feedstock supply. Unlike certain of our competitors that have access to proprietary controlled sources of crude oil production available for use at their own refineries, we obtain all of our crude oil and substantially all other feedstocks from unaffiliated sources. The availability and cost of crude oil and feedstock are affected by global supply and demand. We have no crude oil reserves and are not engaged in the exploration or production of crude oil. We believe, however, that we will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.
Agreements with PBFX
Beginning with the completion of the PBFX Offering, we have entered into a series of agreements with PBFX, including commercial and operational agreements. Each of these agreements and their impact to our operations is outlined below.
Contribution Agreements
Immediately prior to the closing of certain contribution agreements, which PBF LLC entered into with PBFX (as defined in the table below, and collectively referred to as the “Contribution Agreements”), we contributed certain assets to PBF LLC. PBF LLC in turn contributed those assets to PBFX pursuant to the Contribution Agreements. Certain proceeds received by PBF LLC from PBFX in accordance with the Contribution Agreements were subsequently contributed by PBF LLC to us. The Contribution Agreements include the following:

Contribution Agreement	Contribution Date	Assets Contributed
Contribution Agreement I	5/8/2014	DCR Rail Terminal and the Toledo Truck Terminal
Contribution Agreement II	9/30/2014	DCR West Rack
Contribution Agreement III	12/11/2014	Toledo Storage Facility
Contribution Agreement IV	5/5/2015	DCR Products Pipeline and Truck Rack
Contribution Agreement V	8/31/2016	Torrance Valley Pipeline
Contribution Agreement VI	2/15/2017	Paulsboro Natural Gas Pipeline
Pursuant to Contribution Agreement V on August 31, 2016, we contributed 50% of the issued and outstanding limited liability company interests of TVPC to PBF LLC. PBFX then acquired 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”). TVPC’s assets consist of the Torrance Valley Pipeline which include the M55, M1 and M70 pipeline systems, including 11 pipeline stations with storage capacity and truck unloading capability at two of the stations.
PBFX Operating Company LP (“PBFX Op Co”), PBFX’s wholly-owned subsidiary, serves as TVPC’s managing member. PBFX, through its ownership of PBFX Op Co, has the sole ability to direct the activities of TVPC that most significantly impact its economic performance. Accordingly, PBFX, and not PBF Holding, is considered to be the primary beneficiary for accounting purposes and as a result PBFX fully consolidates TVPC. Subsequent to Contribution Agreement V, we record an investment in equity method investee on our balance sheet for the 50% interest in TVPC that we own. The carrying value of our equity method investment in TVPC was $171.9 million and $179.9 million at December 31, 2017 and 2016, respectively.
Pursuant to Contribution Agreement VI entered into on February 15, 2017, we contributed all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) to PBF LLC. PBFX Operating Company LP (“PBFX Op Co”), PBFX’s wholly-owned subsidiary, in turn acquired the limited liability company interests in PNGPC from PBF LLC in connection with the Contribution Agreement effective February 28, 2017. PNGPC owns and operates an existing interstate natural gas pipeline which serves our Paulsboro refinery (the “Paulsboro Natural Gas Pipeline”), which is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). In connection with the PNGPC Contribution Agreement, PBFX constructed a new pipeline to replace the existing pipeline, which commenced services in August 2017.
In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11.6 million affiliate promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the new pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline. As a result of the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, PBF Holding received full payment for the affiliate promissory note due from PBFX.
Commercial Agreements
PBFX currently derives a substantial majority of its revenue from long-term, fee-based commercial agreements with us relating to assets associated with the Contribution Agreements described above, the majority of which include minimum volume commitments (“MVC”) and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

Our commercial agreements (as defined in the table below) with PBFX include:

Service Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements (b)	5/1/2016	Various (c)	Evergreen	15,000 bpd (d)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (c)	Evergreen	350,000 barrels (e)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline (f)	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline (f)	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank (f)	8/31/2016	10 years	2 x 5	55,000 barrels (e)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank (f)	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank (f)	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Service Agreement (f) (g)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility (f)	12/12/2014	10 years	2 x 5	3,849,271 barrels (e)	PBFX or PBF Holding can declare
Chalmette Storage Services Agreement (f) (h)	See note (h)	10 years	2 x 5	625,000 barrels (e)
____________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)	Subsequent to the Toledo Products Terminal Acquisition, the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.

(c)	The East Coast Terminal related party agreements include varying term lengths, ranging from one to five years.

(d)
The East Coast Terminals terminaling service agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding’s Paulsboro refinery with a 15,000 bpd MVC.

(e)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors.

(f)	These commercial agreements with PBFX are considered leases.

(g)	In August 2017, PBFX’s Paulsboro Natural Gas Pipeline commenced service. Concurrent with the commencement of operations, a new services agreement was entered into between PBF Holding and PNGPC.

(h)	The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

Omnibus Agreement
In addition to the commercial agreements described above, at the closing of the PBFX Offering, PBFX entered into an omnibus agreement, which has been amended and restated in connection with the closing of each of the Contribution Agreements with PBF GP, PBF LLC and us (as amended, the “Omnibus Agreement”). The Omnibus Agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. The annual fee was increased to $6.9 million effective as of January 1, 2017.
Services Agreement
In connection with the PBFX Offering, PBFX also entered into an operation and management services and secondment agreement with us and certain of our subsidiaries, pursuant to which we provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses us for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air.
On February 28, 2017, we entered into a fifth amended and restated operation and management services agreement with PBFX (as amended, the “Services Agreement”) in connection with the PNGPC Contribution Agreement, resulting in an increase to the annual fee to $6.7 million. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30 days’ notice.
Other Agreements
On February 15, 2017, we entered into a ten-year storage services agreement (the “Chalmette Storage Services Agreement”) with PBFX Op Co, under which PBFX, through PBFX Op Co, began providing storage services to us commencing on November 1, 2017 upon the completion of the construction of a new crude tank with a shell capacity of 625,000 barrels at our Chalmette Refinery (the “Chalmette Storage Tank”). PBFX Op Co and Chalmette Refining entered into a twenty-year lease for the premises upon which the tank is located (the “Lease”) and a project management agreement (the “Project Management Agreement”) pursuant to which Chalmette Refining managed the construction of the tank. The Lease can be extended by PBFX Op Co for two additional ten-year periods.
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
Employees
As of December 31, 2017, we had approximately 3,126 employees. At our Paulsboro refinery, 286 of our 461 employees are covered by a collective bargaining agreement. In addition, 1,331 of our 2,316 employees at our Delaware City, Toledo, Chalmette and Torrance refineries and our related logistics assets are covered by a collective bargaining agreement. None of our corporate employees are covered by a collective bargaining agreement. We consider our relations with the represented employees to be satisfactory. At Delaware City, Toledo, Chalmette and Torrance, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers (“USW”). The agreements with the USW covering Delaware City, Torrance and Chalmette are scheduled to expire in January 2019, while the agreement with the USW covering Toledo is scheduled to expire in February 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers (“IOW”) under a contract scheduled to expire in March 2019.
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
In connection with the Paulsboro refinery acquisition, we assumed certain environmental remediation obligations. The environmental liability of $10.3 million recorded as of December 31, 2017 ($10.8 million as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of December 31, 2017 and December 31, 2016, this liability is self-guaranteed by us.
In connection with the acquisition of the Delaware City assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20.0 million and the predecessor to Valero in ownership of the refinery retains other historical obligations.
In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, we and Valero purchased ten year, $75.0 million environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco, Inc. (R&M) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.
In connection with the acquisition of the Chalmette refinery, we obtained $3.9 million in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to

Administrative Order of Consent with the United States Environmental Protection Agency (“EPA”). The estimated cost assumes remedial activities will continue for a minimum of 30 years. Further, in connection with the acquisition of the Chalmette refinery, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the refinery. At the time we acquired the Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations inside and outside the periods covered by the Order. Although a settlement agreement has not been finalized, the administrative penalty is anticipated to be approximately $741,000, including beneficial environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
The Delaware City refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violations of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the 2013 order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. During the hearing before the Coastal Zone Board on standing, one of the appellants’ witnesses made a reference to the flammability of ethanol, without any indication of the significance of flammability/explosivity to specific concerns. Moreover, the appellants did not introduce at hearing any evidence of the relative flammability of ethanol as compared to other materials shipped to and from the refinery. However, the sole dissenting opinion from the Coastal Zone Board focused on the flammability/explosivity issue, alleging that the appellants’ testimony raised the issue as a distinct basis for potential harms. Once the Board responds to the remand, it will go back to the Superior Court to complete its analysis and issue a decision.
At the time we acquired the Toledo refinery, the EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, the EPA issued an Amended Notice of Violation, and on September 20, 2013, the EPA issued a Notice of Violation and a Finding of Violation to Toledo Refining, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo Refining and EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized, the civil administrative penalty is anticipated to be approximately $645,000, including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.

In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities totaling $136.5 million as of December 31, 2017 ($142.5 million as of December 31, 2016), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring and other clean-up activities, which reflects the current estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and the logistic assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before our ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
Additionally, subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance and the City of Torrance Fire Department related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. In addition, subsequent to the acquisition, EPA and the California Department of Toxic Substances Control (“DTSC”) conducted inspections related to Torrance operations and issued preliminary findings related to potential operational violations. On March 1, 2018, we received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under the Resource Conservation and Recovery Act with respect to the alleged violations from EPA’s and DTSC’s inspections. On March 2, 2018, DTSC issued an order to correct alleged violations relating to the accumulation of oil bearing materials. No settlement or penalty demands have been received to date with respect to any of the NOVs, preliminary findings, or order that are in excess of $100,000. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution. It is reasonably possible that SCAQMD, Cal/OSHA, the City of Torrance, EPA and/or DTSC will assess penalties in excess of $100,000, but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.
Applicable Federal and State Regulatory Requirements
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
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. Most of the Northeastern states will now require heating oil with 15 PPM or less sulfur by July 1, 2018 (except for Pennsylvania and Maryland - where less than 500 PPM sulfur is required). All of the heating oil we currently produce meet these specifications. The mandate and other requirements do not currently have a material impact on our financial position, results of operations or cash flows.
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

In November 2017, the EPA issued final 2018 RFS standards that will slightly increase renewable volume standards from final 2017 levels. It is not clear that renewable fuel producers will be able to produce the volumes of these fuels required for blending in accordance with the 2018 standards. Despite decreasing 7% in comparison to 2017, the final 2018 cellulosic standard is still set at approximately 125% of the 2016 standard. It is likely that cellulosic RIN production will be lower than needed forcing obligated parties, such as us, to purchase cellulosic “waiver credits” to comply in 2018 (the waiver credit option by regulation is only available for the cellulosic standard). The advanced and total Renewable Identification Numbers (“RINs”) requirements were kept relatively flat in comparison to 2017, but remain 19% and 7% higher than final 2016 levels. Production of advanced RINs has been below what is needed for compliance in 2017 and obligated parties, such as us, will likely continue to rely on the nesting feature of the biodiesel RIN to comply with the advanced standard in 2018. Consistent with 2017, compliance in 2018 will likely rely on obligated parties drawing down the supply of excess RINs collectively known as the “RIN bank” and could tighten the RIN market potentially raising RIN prices further. While a proposal to change the point of obligation under the RFS program to the “blender” of renewable fuels was denied by the EPA in November of 2017, the issue continues to receive attention from lawmakers, industry groups, and the current presidential administration, which may result in necessary changes to the RFS program in the future and provide relief to us and other downstream refiners that continue to feel the burden of increased costs to comply with RFS.
In addition, on December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene was implemented prior to the deadline of January 30, 2018. We are in the process of implementing the requirements of this regulation. The regulation is not expected to have a material impact on our financial position, results of operations or cash flows.
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
As a result of the Torrance Acquisition, we are subject to greenhouse gas emission control regulations in the state of California pursuant to Assembly Bill 32 (“AB32”). AB32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard (“LCFS”) and Cap and Trade, which was extended for an additional 10 years to 2030 in July 2017. We are responsible for the AB32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030.
However, subsequent to the acquisition, we are recovering the majority of these costs from our customers, and as such do not expect this obligation to materially impact our financial position, results of operations, or cash flows. To the degree there are unfavorable changes to AB32 or SB32 regulations or we are unable to recover such compliance costs from customers, these regulations could have a material adverse effect on our financial position, results of operations, and cash flows.
We are subject to obligations to purchase RINs required to comply with the RFS. On February 15, 2017, we received another notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations, use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. We have asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program.

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
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for investigation and the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. As discussed more fully above, certain of our sites are subject to these laws and we may be held liable for investigation and remediation costs or claims for natural resource damages. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In our current normal operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund.
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

GLOSSARY OF SELECTED TERMS
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10-K have the following meanings:
“AB32” refers to the greenhouse gas emission control regulations in the state of California to comply with Assembly Bill 32.
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
“CAA” refers to the Clean Air Act.
“CAM Pipeline” or “CAM Connection Pipeline” refers to the Clovelly-Alliance-Meraux pipeline in Louisiana.
“CARB” refers to the California Air Resources Board; gasoline and diesel fuel sold in the state of California are regulated by CARB and require stricter quality and emissions reduction performance than required by other states.
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
“Dated Brent” refers to Brent blend oil, (a light, sweet North Sea crude oil, characterized by an API gravity of 38° and a sulfur content of approximately 0.4 weight percent) that is used as a benchmark for other crude oils.
“distillates” refers primarily to diesel, heating oil, kerosene and jet fuel.
“DNREC” refers to the Delaware Department of Natural Resources and Environmental Control.
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

“EPA” refers to the United States Environmental Protection Agency.
“Ethanol Permit” refers to a Coastal Zone Act permit for ethanol.
“ethanol” refers to a clear, colorless, flammable oxygenated liquid. Ethanol is typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops. It is used in the United States as a gasoline octane enhancer and oxygenate.
“feedstocks” refers to crude oil and partially refined petroleum products that are processed and blended into refined products.
“FASB” refers to the Financial Accounting Standards Board which develops U.S. generally accepted accounting principles.
“FCC” refers to fluid catalytic cracking.
“FCU” refers to fluid coking unit.
“FERC” refers to the Federal Energy Regulatory Commission.
“GAAP” refers to U.S. generally accepted accounting principles developed by the Financial Accounting Standards Board for nongovernmental entities.
“GHG” refers to the greenhouse gas carbon dioxide.
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
“Sunoco” refers to Sunoco, LLC.
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

“TCJA” refers to the U.S. government comprehensive tax legislation enacted on December 22, 2017 and commonly referred to as the Tax Cuts and Jobs Act, or TCJA.
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
In addition, the nature of our business requires us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other. For example, during the year ended December 31, 2017, we recorded an adjustment to value our inventories to the lower of cost or market which increased operating income and net income by $295.5 million, respectively, reflecting the net change in the lower of cost or market inventory reserve from $596.0 million at December 31, 2016 to $300.5 million at December 31, 2017.
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
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been less expensive than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City, Paulsboro, Chalmette and Torrance refineries. For our Toledo refinery, purchased crude prices have historically been slightly above the WTI benchmark, however, such crude slate typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the Dated Brent/WTI or related differentials narrow. A narrowing of the WTI/Dated Brent differential may result in our Toledo refinery losing a portion of its crude oil price advantage over certain of our competitors, which negatively impacts our profitability. In addition, the narrowing of the WTI/WCS differential, which is a proxy for the difference between light U.S. and heavy Canadian crude oil, may reduce our refining margins and adversely affect our profitability and earnings. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any continued or further narrowing of these differentials could have a material adverse effect on our business and profitability.
Additionally, governmental and regulatory actions, including recent initiatives by the Organization of the Petroleum Exporting Countries to restrict crude oil production levels and executive actions by the current U.S. presidential administration to advance certain energy infrastructure projects such as the Keystone XL pipeline, may continue to impact crude oil prices and crude oil differentials. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business and profitability.
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
Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate GHGs under the existing federal Clean Air Act (the “CAA”). The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards (such as AB32 regulations in California). Efforts have also been undertaken to delay, limit or prohibit the EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In addition, it is currently uncertain how the current presidential administration will address GHG emissions. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.
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
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long term capital needs. Our short-term working capital needs are primarily related to financing certain of our refined products inventory not covered by our various supply and A&R Intermediation Agreements. Pursuant to the A&R Intermediation Agreements, J. Aron purchases and holds title to certain of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the tanks at the refineries (or at other locations outside of the refineries as agreed upon by both parties). Furthermore, J. Aron agrees to sell the intermediate and finished products back to us as they are discharged out of the refineries’ tanks (or other locations outside of the refineries as agreed upon by both parties). We market and sell the finished products independently to third parties.
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
In the past, global financial markets and economic conditions have been, and may again be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and the generally weak economic conditions. In addition, the fixed income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally, which may be subject to unforeseen disruptions, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

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
Economic turmoil in the global financial system may in the future have an adverse impact on the refining industry.
Our business and profitability are affected by the overall level of demand for our products, which in turn is affected by factors such as overall levels of economic activity and business and consumer confidence and spending. In the past, declines in global economic activity and consumer and business confidence and spending significantly reduced the level of demand for our products. Reduced demand for our products may have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, downturns in the economy impact the demand for refined fuels and, in turn, result in excess refining capacity. Refining margins are impacted by changes in domestic and global refining capacity, as increases in refining capacity can adversely impact refining margins, earnings and cash flows.

Our business is indirectly exposed to risks faced by our suppliers, customers and other business partners. The impact on these constituencies of the risks posed by economic turmoil in the global financial system could include interruptions or delays in the performance by counterparties to our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products and the inability of customers to pay for our products. Any of these events may have an adverse impact on our business, financial condition, results of operations and cash flows.
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
At Delaware City, Toledo, Chalmette and Torrance, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers (“USW”). The agreements with the USW covering Delaware City, Chalmette and Torrance are scheduled to expire in January 2019 and the agreement with the USW covering Toledo is scheduled to expire in February 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers (“IOW”) under a contract scheduled to expire in March 2019. Future negotiations after 2019 may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
Our commodity derivative activities could result in period-to-period earnings volatility.
We do not currently apply hedge accounting to any of our commodity derivative contracts and, as a result, unrealized gains and losses will be charged to our earnings based on the increase or decrease in the market value of such unsettled positions. These gains and losses may be reflected in our income statement in periods that differ from when the settlement of the underlying hedged items are reflected in our income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operational performance.
The adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivatives contracts to reduce the effect of commodity price, interest rate and other risks associated with our business.
The United States Congress in 2010 passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which, among other things, established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. In connection with the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has proposed rules to set position limits for certain futures and option contracts, and for swaps that are their economic equivalent, in the major energy markets. The legislation and related regulations may also require us to comply with margin requirements and with certain clearing and trade-execution requirements if we are in scope and do not otherwise satisfy certain specific exceptions. The legislation and related regulations could significantly increase the cost of derivatives contracts (including through requirements to post collateral), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing derivatives contracts. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.
We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently.
Our operations are subject to federal, state and local laws regulating, among other things, the use and/or handling of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, and remediation of discharges of petroleum and petroleum products, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment and the health and safety of the surrounding community. For example, the SCAQMD is currently considering further regulations on, or potentially banning the use of, modified hydrofluoric acid, also known as MHF, in Southern California. We utilize MHF as an alkylation catalyst in the manufacturing of gasoline at our Torrance refinery. If MHF usage is limited or restricted by the SCAQMD, our current Torrance refinery operations would be adversely affected, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. Our operations are also subject to extensive laws and regulations relating to occupational health and safety.
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations have become increasingly stringent over time, and the cost of compliance with these requirements can be expected to increase over time.
Certain environmental laws impose strict, and in certain circumstances, joint and several, liability for costs of investigation and cleanup of spills, discharges or releases on owners and operators of, as well as persons who arrange for treatment or disposal of regulated materials at, contaminated sites. Under these laws, we may incur liability or be required to pay penalties for past contamination, and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future spills, discharges or releases, the failure of prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly-discovered information or conditions that may require a response could be significant, and the payment of these amounts could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition.
We are subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in litigation or other proceedings related to the foregoing. If we were to be held responsible for damages in any such litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at each of our refineries. Currently, remediation projects for such contamination are underway in accordance with regulatory requirements at our refineries. In connection with the acquisitions of certain of our refineries and logistics assets, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain existing and potential remediation obligations. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our business, financial condition, results of operations and cash flow. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and “Item 1. Business—Environmental, Health and Safety Matters.”
We may also face liability arising from current or future claims alleging personal injury or property damage due to exposure to chemicals or other regulated materials, such as asbestos, benzene, silica dust and petroleum hydrocarbons, at or from our facilities. We may also face liability for personal injury, property damage, natural resource damage or clean-up costs for the alleged migration of contamination from our properties. A significant increase in the number or success of these claims could materially adversely affect our business, financial condition, results of operations and cash flow.
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
Some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. We believe the issue of climate change will likely continue to receive scientific and political attention, with the potential for further laws and regulations that could materially adversely affect our ongoing operations.
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
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has issued Renewable Fuel Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels increases annually over time until 2022. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, the EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase renewable fuel credits, known as “RINs,” which may have fluctuating costs. We have seen a fluctuation in the cost of RINs, required for compliance with the RFS. We incurred approximately $293.7 million in RINs costs during the year ended December 31, 2017 as compared to $347.5 million and $171.6 million during the years ended December 31, 2016 and 2015, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability.
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
Furthermore, the Tax Cut and Jobs Act (“TCJA”) that was enacted on December 22, 2017 made significant permanent and temporary amendments to the Internal Revenue Code of 1986, including a reduction in corporate income taxes, elimination of the corporate minimum tax, the immediate expensing of certain capital investments, allowing for an indefinite carryforward of tax net operating losses incurred in tax years beginning after December 31, 2017 and fundamentally changing the taxation of multinational entities. Additionally, the TCJA potentially limits the amount of interest expense currently deductible, provides for a transition tax for previously unrepatriated foreign earnings, provides for current taxation of certain foreign income, a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion. Certain of the amendments included in the TCJA may adversely affect our business, result of operations and financial condition. Although we are currently evaluating the impact of the TCJA on our business, significant uncertainty exists with respect to how the TCJA will ultimately affect our business. Some of the uncertainty will not be resolved until clarifying Treasury regulations are promulgated or other relevant authoritative guidance is published.
Changes in accounting standards issued by the FASB could have a material effect on our balance sheet, revenue and result of operations, and could require a significant expenditure of time, attention and resources, especially by senior management.
Our accounting and financial reporting policies conform to GAAP, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. Such new financial accounting standards may result in significant changes that could adversely affect our business, financial condition, cash flow and results of operations.
Refer to “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements for further discussion of new accounting standards, including the implementation status and potential impact to our consolidated financial statements.
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
Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. Regulation governing shipments of petroleum crude oil by rail requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only. The DOT issued additional rules and regulations that require rail carriers to provide certain notifications to State agencies along routes utilized by trains over a certain length carrying crude oil, enhance safety training standards under the Rail Safety Improvement Act of 2008, require each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews and establish enhanced tank car standards and operational controls for high-hazard flammable trains. These rules and any further changes in law, regulations or industry standards that require us to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars we use, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to our, or subsequently to third party, refineries, could increase our costs, which could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to service our indebtedness.

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
We may not be able to successfully integrate the Torrance Refinery or future acquisitions into our business, or realize the anticipated benefits of these acquisitions.
Following the completion of the Torrance Acquisition, the integration of this business into our operations may be a complex and time-consuming process that may not be successful. Prior to the completion of the Torrance Acquisition we did not have any operations in the West Coast. This may add complexity to effectively overseeing, integrating and operating this refinery and related assets. Even if we successfully integrate this business into our operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this acquisition or future acquisitions may prove to be incorrect. This acquisition involves risks, including:

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
In connection with our Torrance Acquisition and with future acquisitions, we did not and may not have access to the type of historical financial information that we may require regarding the prior operation of the refinery. As a result, it may be difficult for investors to evaluate the probable impact of this significant acquisition or future acquisitions on our financial performance until we have operated the acquired refinery for a substantial period of time.
Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2017, we have total debt, including our Note payable, of $1,668.0 million, excluding deferred debt issuance costs of $25.2 million, and we could incur an additional $869.0 million under our credit facilities. We may incur additional indebtedness in the future. Our strategy includes executing future refinery and logistics acquisitions. Any significant acquisition would likely require us to incur additional indebtedness in order to finance all or a portion of such acquisition. The level of our indebtedness has several important consequences for our future operations, including that:

•	a portion of our cash flow from operations will be dedicated to the payment of principal of, and interest on, our indebtedness and will not be available for other purposes;

•	under certain circumstances, covenants contained in our existing debt arrangements limit our ability to borrow additional funds, dispose of assets and make certain investments;

•
in certain circumstances these covenants also require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited; and

•	we may be at a competitive disadvantage to those of our competitors that are less leveraged; and we may be more vulnerable to adverse economic and industry conditions.
Our indebtedness increases the risk that we may default on our debt obligations, certain of which contain cross-default and/or cross-acceleration provisions. Our, and our subsidiaries’, ability to meet future principal obligations will be dependent upon our future performance, which in turn will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business may not continue to generate sufficient cash flow from operations to repay our indebtedness. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all.
Despite our level of indebtedness, we and our subsidiaries may be able to incur substantially more debt, which could exacerbate the risks described above.
We and our subsidiaries may be able to incur additional indebtedness in the future including additional secured or unsecured debt. Although our debt instruments and financing arrangements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our currently anticipated debt levels, the leverage risks described above would increase. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.
Restrictive covenants in our debt instruments may limit our ability to undertake certain types of transactions.
Various covenants in our debt instruments and other financing arrangements may restrict our and our subsidiaries’ financial flexibility in a number of ways. Our indebtedness subjects us to financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, pay dividends or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of these debt instruments also require our subsidiaries to satisfy or maintain certain financial tests in certain circumstances. Our subsidiaries’ ability to meet these financial tests can be affected by events beyond our control and they may not meet such tests.
Provisions in our indentures could discourage an acquisition of us by a third party.
Certain provisions of our indentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a “change in control” as described in the indentures governing the Senior Notes (as defined below), holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase.
Our future credit ratings could adversely affect our ability to obtain credit in the future.
Our Senior Notes (as defined below) are rated BB by Standard & Poor’s Rating Services and B1 by Moody’s Investors Service. Any adverse effect on our credit rating may increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to our shareholders.
Risks Related to Our Organizational Structure
Under a tax receivable agreement, PBF Energy is required to pay the pre-IPO owners of PBF LLC for certain realized or assumed tax benefits it may claim arising in connection with its initial public offering and future exchanges of PBF LLC Series A Units for shares of its Class A common stock and related transactions (the “Tax Receivable Agreement”). The indenture governing the notes allows us, under certain circumstances, to make distributions sufficient for PBF Energy to pay its obligations arising from the Tax Receivable Agreement, and such amounts are expected to be substantial.
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
PBF Energy’s payment obligations under the Tax Receivable Agreement are PBF Energy’s obligations and not obligations of PBF Holding, PBF Finance, or any of PBF Holding’s other subsidiaries. However, because PBF Energy is primarily a holding company with limited operations of its own, its ability to make payments under the Tax Receivable Agreement is dependent on our ability to make future distributions to it. The indentures governing the Senior Notes allow us to make tax distributions (as defined in the indenture), and it is expected that PBF Energy’s share of these tax distributions will be in amounts sufficient to allow PBF Energy to make On-Going Payments. The indentures governing the Senior Notes also allow us to make a distribution sufficient to allow PBF Energy to make any payments required under the Tax Receivable Agreement upon a change in control, so long as we offer to purchase all of the Senior Notes outstanding at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any. If PBF Energy’s share of the distributions it receives under these specific provisions of the indentures is insufficient to satisfy its obligations under the Tax

Receivable Agreement, PBF Energy may cause us to make distributions in accordance with other provisions of the indentures in order to satisfy such obligations. In any case, based on our estimates of PBF Energy’s obligations under the Tax Receivable Agreement, the amount of our distributions on account of PBF Energy’s obligations under the Tax Receivable Agreement are expected to be substantial.
For example, with respect to On-Going Payments, assuming no material changes in the relevant tax law, and that PBF Energy earns sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that PBF Energy On-Going Payments under the Tax Receivable Agreement relating to exchanges that occurred prior to that date to aggregate $362.1 million and to range over the next 5 years from approximately $30.0 million to $65.0 million per year and decline thereafter. Further On-Going Payments by PBF Energy in respect of subsequent exchanges of PBF LLC Series A Units would be in addition to these amounts and are expected to be substantial as well. With respect to the Change of Control Payment, assuming that the market value of a share of PBF Energy’s Class A common stock equals $35.45 per share of Class A common stock (the closing price on December 31, 2017) and that LIBOR were to be 1.85%, we estimate as of December 31, 2017 that the aggregate amount of these accelerated payments would have been approximately $357.1 million if triggered immediately on such date. Our existing indebtedness may limit our ability to make distributions to PBF LLC, and in turn to PBF Energy to pay these obligations. These provisions may deter a potential sale of us to a third party and may otherwise make it less likely a third party would enter into a change of control transaction with PBF Energy or us.
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
We depend on PBFX to receive, handle, store and transfer crude oil, petroleum products and natural gas for us from our operations and sources located throughout the United States and Canada in support of certain of our refineries under long-term, fee-based commercial agreements with us. These commercial agreements have an initial term of approximately seven to ten years and generally include minimum quarterly commitments and inflation escalators. If we fail to meet the minimum commitments during any calendar quarter, we will be required to make a shortfall payment quarterly to PBFX equal to the volume of the shortfall multiplied by the applicable fee.
PBFX’s operations are subject to all of the risks and operational hazards inherent in receiving, handling, storing and transferring crude oil, petroleum products and natural gas, including: damages to its facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism; mechanical or structural failures at PBFX’s facilities or at third-party facilities on which its operations are dependent; curtailments of operations relative to severe seasonal weather; inadvertent damage to our facilities from construction, farm and utility equipment; and other hazards. Any of these events or factors could result in severe damage or destruction to PBFX’s assets or the temporary or permanent shut-down of PBFX’s facilities. If PBFX is unable to serve our logistics needs, our ability to operate our refineries and receive crude oil and distribute products could be adversely impacted, which could adversely affect our business, financial condition and results of operations.

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
At the time we acquired the Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations inside and outside the periods covered by the Order. Although a settlement agreement has not been finalized, the administrative penalty is anticipated to be approximately $741,000, including beneficial environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
The Delaware City refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro.

On December 28, 2016, DNREC issued the Ethanol Permit to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Superior Court on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. During the hearing before the Coastal Zone Board on standing, one of the appellants’ witnesses made a reference to the flammability of ethanol, without any indication of the significance of flammability/explosivity to specific concerns. Moreover, the appellants did not introduce at hearing any evidence of the relative flammability of ethanol as compared to other materials shipped to and from the refinery. However, the sole dissenting opinion from the Coastal Zone Board focused on the flammability/explosivity issue, alleging that the appellants’ testimony raised the issue as a distinct basis for potential harms. Once the Board responds to the remand, it will go back to the Superior Court to complete its analysis and issue a decision.
At the time we acquired the Toledo refinery, the EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, the EPA issued an Amended Notice of Violation, and on September 20, 2013, the EPA issued a Notice of Violation and Finding of Violation to Toledo Refining, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo Refining and the EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized the civil administrative penalty is anticipated to be approximately $645,000 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and logistics assets, including specified incidents and/or NOVs issued by regulatory agencies in various years before our ownership, including the SCAQMD and Cal/OSHA. Following the closing of the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance and the City of Torrance Fire Department related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. In addition, subsequent to the acquisition, EPA and the DTSC conducted inspections related to Torrance operations and issued preliminary findings related to potential operational violations. On March 1, 2018, we receved a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under the Resource Conservation and Recovery Act with respect to the alleged violations from EPA’s and DTSC’s inspections. On March 2, 2018, DTSC issued an order to correct alleged violations relating to the accumulation of oil bearing materials. No settlement or penalty demands have been received to date with respect to any of the NOVs, preliminary findings, or order that are in excess of $100,000. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution. It is reasonably possible that SCAQMD, Cal/OSHA, the City of Torrance, EPA and/or DTSC will assess penalties in excess of $100,000, but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.
On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially several thousand other

Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any property damages and clean-up costs as a result of an emission of spent catalyst from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release, although the trial court has limited recovery to property damages and clean-up expenses. Plaintiffs seek to recover unspecified damages, interest and costs. In 2016, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning and the trial court rendered judgment awarding damages related to the cost for home cleaning and vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solidarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial and on June 28, 2017, the appellate court unanimously reversed the judgment awarding damages to the plaintiffs. On July 12, 2017, the plaintiffs filed for a rehearing of the appellate court judgment, which was denied on July 31, 2017. As a result of the appellate court’s judgment, the potential amount of the claims is not determinable. Depending upon the ultimate class size and the nature of the claims, the outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Plaquemines Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2007. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals, that denied class certification. The Plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. The state trial court has scheduled a mini-trial of up to 10 plaintiffs in 2018, relating to 5 separate flaring events that occurred between 2002 and 2007. Because of the number of potential claimants is unknown and the differing events underlying the claims, the potential amount of the claims is not determinable. It is possible that an adverse outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance Refinery which was then owned and operated by Exxon. The operation of the Torrance Refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance Refinery. This matter is in the initial stages of discovery and we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
We are subject to obligations to purchase RINs. On February 15, 2017, we received notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. We have asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept our defense and may assess penalties in these matters but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows.

As of January 1, 2011, we are required to comply with the EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of our produced gasoline. We purchase benzene credits to meet these requirements. Our planned capital projects will reduce the amount of benzene credits that we need to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into our produced gasoline and diesel. These new requirements, other requirements of the CAA and other presently existing or future environmental 25 regulations may cause us to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable our refineries to produce products that meet applicable requirements.
CERCLA, also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for investigation and the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. As discussed more fully above, certain of our sites are subject to these laws and we may be held liable for investigation and remediation costs or claims for natural resource damages. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In our current normal operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund.
ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
We are a privately-owned company with no established public trading market for our membership units.
Holders
At December 31, 2017, 100% of our outstanding membership interests was held by PBF LLC. PBF Finance had 100 shares of common stock outstanding, all of which were held by us. None of the membership interests are publicly traded, and none were issued or sold in 2017.
Dividend and Distribution Policy
We made cash distributions to PBF LLC in the amount of $61.1 million during 2017, which in turn made $58.6 million cash distributions to its members including PBF Energy.
We currently intend to make quarterly cash distributions in amounts sufficient for PBF LLC to make tax distributions to its members and may make additional distributions to the extent necessary for PBF Energy to declare and pay a quarterly cash dividend of approximately $0.30 per share on its Class A common stock. The declaration, amount and payment of this and any other future distributions by us will be at the sole discretion of our board of directors and the board of directors of PBF Energy, which is the sole managing member of our sole member (PBF LLC), and we are not obligated under any applicable laws, governing documents or any contractual agreements with PBF LLC’s existing owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members).
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
Our ability to pay dividends and make distributions to PBF LLC is, and in the future may be, limited by covenants in our Revolving Loan, our Senior Notes and other debt instruments. Subject to certain exceptions, the Revolving Loan and the indentures governing the Senior Notes prohibit us from making distributions to PBF LLC if certain defaults exist. In addition, both the indentures and the Revolving Loan contain additional restrictions limiting our ability to make distributions to PBF LLC.
Based upon our operating results for the year ended December 31, 2017, we were permitted, under our Revolving Loan, Senior Notes and other debt instruments, to make distributions to PBF LLC so that PBF LLC could make tax distributions to its members and make quarterly distributions to its members in an amount sufficient for PBF Energy to declare and pay a quarterly dividend of $0.30 per share on its Class A common stock. Our ability to comply with the foregoing limitations and restrictions is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. As a result, we cannot assure you that we will be able to continue to make distributions. See “Item 1A. Risk Factors”
We paid $61.1 million in distributions to PBF LLC during the year ended December 31, 2017. PBF LLC used $58.6 million of this amount to fund a portion of four separate non-tax distributions of $0.30 per unit ($1.20 per unit in total) to its members, of which $131.8 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $131.8 million to pay four separate equivalent cash dividends of $0.30 per share of Class A common stock on March 13, 2017, May 31, 2017, August 31, 2017 and November 29, 2017.
ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical consolidated financial and other data of PBF Holding. The selected historical consolidated financial data for each of the fiscal years ended as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 have been derived from our audited consolidated financial statements, included in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014 and 2013 have been derived from the audited financial statements of PBF Holding not included in this Annual Report on Form 10-K. As a result of the Chalmette and Torrance acquisitions, the historical consolidated financial results of PBF Holding only include the results of operations for Chalmette and Torrance from November 1, 2015 and July 1, 2016 forward, respectively.
The historical consolidated financial data and other statistical data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, included in this Annual Report on Form 10-K.
The consolidated financial information may not be indicative of our future financial condition, results of operations or cash flows.
As discussed in “Note 2—Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, during the year ended December 31, 2017, we determined that we would revise the presentation of certain line items on our consolidated statements of operations to enhance our disclosure under the requirements of Rule 5-03 of Regulation S-X. The revised presentation is comprised of the inclusion of a subtotal within costs and expenses referred to as “Cost of sales” and the reclassification of total depreciation and amortization expense between such amounts attributable to cost of sales and other operating costs and expenses. The amount of depreciation and amortization expense that is presented separately within the “Cost of sales” subtotal represents depreciation and amortization of refining and logistics assets that are integral to the refinery production process. The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on our historical consolidated income from operations or net income, nor does it have any impact on our consolidated balance sheets, statements of comprehensive income or statements of cash flows.

The following tables reflect our financial and operating highlights (amounts in thousands) for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

	Year Ended December 31,
	2017	2016	2015		2014	2013
Statement of operations data:
Revenues	$21,772,478	$15,908,537	$13,123,929		$19,828,155	$19,151,455
Cost and expenses:
Cost of products and other	19,095,827	13,765,088	11,611,599		18,514,054	17,803,314
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,627,616	1,390,582	889,368		880,701	812,652
Depreciation and amortization expense	254,271	204,005	181,422	—	165,413	98,622
Cost of sales	20,977,714	15,359,675	12,682,389		19,560,168	18,714,588
General and administrative expenses (excluding depreciation and amortization expense as reflected below) (1)	198,164	149,643	166,904		140,150	95,794
Depreciation and amortization expense	12,964	5,835	9,688		13,583	12,857
Equity income in investee	(14,565)	(5,679)	—		—	—
Loss (gain) on sale of asset	1,458	11,374	(1,004)		(895)	(183)
Total cost and expenses	21,175,735	15,520,848	12,857,977		19,713,006	18,823,056

Income from operations	596,743	387,689	265,952		115,149	328,399

Other income (expense):
Change in fair value of catalyst leases	(2,247)	1,422	10,184		3,969	4,691
Debt extinguishment costs	(25,451)	—	—		—	—
Interest expense, net	(122,628)	(129,536)	(88,194)		(98,001)	(94,214)
Income before income taxes	446,417	259,575	187,942		21,117	238,876
Income tax (benefit) expense	(10,783)	23,689	648		—	—
Net Income	457,200	235,886	187,294		21,117	238,876
Less: net income attributable to noncontrolling interest	95	269	274		—	—
Net income attributable to PBF Holding Company LLC	$457,105	$235,617	$187,020		$21,117	$238,876

Balance sheet data (at end of period) :
Total assets	$7,506,178	$6,566,897	$5,082,722		$4,013,762	$4,192,504
Total debt (2)	1,668,035	1,601,836	1,272,937		750,349	747,576
Total equity	3,184,102	2,588,933	1,821,284		1,630,516	1,772,153
Other financial data :
Capital expenditures (3)	$642,913	$1,498,191	$979,481		$625,403	$415,702

(1)
Includes acquisition related expenses consisting primarily of consulting and legal expenses related to the Torrance Acquisition, the Chalmette Acquisition and other pending and non-consummated acquisitions of $0.5 million, $13.6 and $5.8 million in 2017, 2016 and 2015, respectively.

(2)
Total debt, excluding debt issuance costs and affiliate notes payable, includes current maturities, our Note payable and our Delaware Economic Development Authority Loan (which was fully converted to a grant as of December 31, 2016).

(3)
Includes expenditures for acquisitions, construction in progress, property, plant and equipment (including railcar purchases), deferred turnaround costs and other assets, excluding the proceeds from sales of assets.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” of expected future developments that involve risk and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our strategies, objectives, intentions, resources and expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking information in this Annual Report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•our indebtedness;
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

•the impact of the newly enacted federal income tax legislation on our business;
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
•our ability to successfully integrate recently completed acquisitions into our business and realize the benefits from such acquisitions;
•liabilities arising from recent acquisitions that are unforeseen or exceed our expectations; and
•any decisions we continue to make with respect to our energy-related logistical assets that may be transferred to PBFX.
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
Explanatory Note
This Annual Report on Form 10-K is filed by PBF Holding and PBF Finance. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is a wholly-owned subsidiary of PBF LLC and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Holding is an indirect subsidiary of PBF Energy, which is the sole managing member of, and owner of an equity interest representing approximately 96.7% of the outstanding economic interests in PBF LLC as of December 31, 2017. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.
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
Torrance Acquisition
On July 1, 2016, we acquired from ExxonMobil and its subsidiary, Mobil Pacific Pipeline Company, the Torrance refinery and related logistics assets. The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 bpd, delayed-coking refinery with a Nelson Complexity Index of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition increased our total throughput capacity to approximately 900,000 bpd.

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
The purchase price for the assets was approximately $521.4 million in cash after post-closing purchase price adjustments, plus final working capital of $450.6 million. The final purchase price and fair value allocation were completed as of June 30, 2017. During the measurement period, which ended in June 2017, adjustments were made to our preliminary fair value estimates related primarily to Property, plant and equipment and Other long-term liabilities reflecting the finalization of our assessment of the costs and duration of certain assumed pre-existing environmental obligations. The transaction was financed through a combination of cash on hand, including proceeds from certain PBF Energy equity offerings, and borrowings under our Revolving Loan.
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
Renewable Fuels Standard
We are subject to obligations to purchase RINs required to comply with the Renewable Fuels Standard. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We have experienced fluctuations in the costs to comply with our renewable energy credit. We incurred approximately $293.7 million in RINs costs during the year ended December 31, 2017 as compared to $347.5 million and $171.6 million during the years ended December 31, 2016 and 2015, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
Amended and Restated Asset Based Revolving Credit Facility
On an ongoing basis, the Revolving Loan is available to be used for working capital and other general corporate purposes. On August 15, 2014, the agreement was amended and restated to, among other things, increase the maximum availability to $2.50 billion and extend its maturity to August 2019. The commitment fee on the unused portion, the interest rate on advances and the fees for letters of credit were reduced as part of the amendment. The amended and restated Revolving Loan includes an accordion feature which allows for aggregate commitments of up to $2.75 billion. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2.60 billion and $2.64 billion, respectively, in accordance with its accordion feature.

As noted in “Note 3 - Acquisitions” of our Notes to the Consolidated Financial Statements, we drew down under our Revolving Loan to partially fund the Torrance Acquisition. The outstanding balance under our Revolving Loan was $350.0 million as of December 31, 2017 and December 31, 2016, respectively.
2023 Senior Notes Offering
On November 24, 2015, we and PBF Finance issued $500.0 million in aggregate principal amount of the 2023 Senior Notes. The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. We used the proceeds to fund general corporate purposes, including a portion of the purchase price for the Torrance Acquisition.
2025 Senior Notes Offering
On May 30, 2017, we and PBF Finance issued $725.0 million, in aggregate, principal amount of the 2025 Senior Notes. The Company used the net proceeds of $711.6 million to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. As described in “Note 8 - Credit Facility and Debt” of our Notes to Consolidated Financial Statements, upon the satisfaction and discharge of the 2020 Senior Secured Notes in connection with the closing of the Tender Offer and the redemption, the 2023 Senior Notes became unsecured and certain covenants were modified, as provided for in the indenture governing the 2023 Senior Notes and related documents.
PBF Rail Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”), the primary purpose of which was to fund the acquisition by PBF Rail of crude tank cars (the “Eligible Railcars”) before December 2015.
As noted in “Note 8 - Credit Facility and Debt” of our Notes to Consolidated Financial Statements, the Rail Facility was amended on two occasions in 2015 and 2016. On December 22, 2016, the Rail Facility was terminated and replaced with the PBF Rail Term Loan (as described below).
PBF Rail Term Loan
On December 22, 2016, PBF Rail entered into a $35.0 million term loan (the “PBF Rail Term Loan”) with a bank previously party to the Rail Facility. The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at the one month LIBOR plus the margin as defined in the credit agreement. As security for the PBF Rail Term Loan, PBF Rail pledged, among other things, (i) certain Eligible Railcars; (ii) the Debt Service Reserve Account (as defined in the credit agreement); and (iii) our member interest in PBF Rail. Additionally, the PBF Rail Term Loan contains customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars collateralizing the loan are sold, scrapped or otherwise removed from the collateral pool.
The outstanding balance of the PBF Rail Term Loan was $28.4 million and $35.0 million as of December 31, 2017 and December 31, 2016, respectively.
A&R Intermediation Agreements
On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiaries, DCR and PRC, entered into the A&R Intermediation Agreements with J. Aron pursuant to which certain terms of the inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term. The most recent of these was on September 8, 2017 which extends the term of the A&R Intermediation Agreements relating to DCR and PRC to July 1, 2019 and December 31, 2019, respectively, which terms may be further extended by mutual consent of the parties to July 1, 2020 and December 31, 2020, respectively.
Pursuant to each A&R Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the intermediate and finished products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the refineries’ tanks. J. Aron has the right to store the products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the products independently to third parties.

Crude Oil Acquisition Agreements
We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City refinery. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. Prior to December 31, 2015, we had a crude oil supply contract with a third-party for our Delaware City refinery. We currently fully source our own crude oil needs for our Toledo refinery. Prior to July 31, 2014, we had a crude oil acquisition agreement with a third party that expired on July 31, 2014. In connection with the Chalmette Acquisition we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery.
Agreements with PBFX
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by our indirect parent company, PBF Energy, to own or lease, operate, develop and acquire crude oil, refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for us in support of certain of our refineries, as well as for third party customers.
Beginning with the completion of the PBFX Offering, we have entered into a series of agreements with PBFX, including contribution, commercial and operational agreements. Each of these agreements and their impact to our operations is described in “Item 1. Business” and “Note 11 - Related Party Transactions” of our Notes to Consolidated Financial Statements.
A summary of transactions with PBFX is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Reimbursements under affiliate agreements:
Services Agreement	$6,626	$5,121	$4,533
Omnibus Agreement	6,899	4,805	5,297
Total expenses under affiliate agreements	240,654	175,448	142,102
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
Other Factors
We currently source our crude oil for our refineries on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements with Saudi Aramco, PDVSA, ExxonMobil and others. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our Paulsboro and Delaware City refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries. We have not sourced crude oil under our crude supply arrangement with PDVSA since the third quarter of 2017 as PDVSA has suspended deliveries due to our inability to agree to mutually acceptable payment terms.
In the past several years, we expanded and upgraded the existing on-site railroad infrastructure at the Delaware City refinery. Currently, crude oil delivered by rail to this facility is consumed at our Delaware City and Paulsboro refineries. The Delaware City rail unloading facility, which was sold to PBFX in 2014, allows our East Coast refineries to source WTI-based crude oils from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crude oils. In support of this rail strategy, we have at times entered into agreements to lease or purchase crude railcars. A portion of these railcars were purchased via the Rail Facility entered into during 2014, which was terminated in connection with the execution of the PBF Rail Term Loan in 2016. Certain of these railcars were subsequently sold to a third party, which has leased the railcars back to us for periods of between four and seven years. In 2016, we sold approximately 120 of these railcars to optimize our railcar portfolio. Our railcar fleet, at times, provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and the Mid-Continent.
Our operating cost structure is also important to our profitability. Major operating costs include costs relating to employees and contract labor, energy, maintenance and environmental compliance and emission control regulations, including the cost of RINs required for compliance with the Renewable Fuels Standard. The predominant variable cost is energy, in particular, the price of utilities, natural gas and electricity.

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
Delaware City Refinery. The benchmark refining margin for the Delaware City refinery is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ultra-low sulfur diesel (“ULSD”) against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Delaware City refinery has a product slate of approximately 53% gasoline, 30% distillate, 2% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (6% black oil, 4% petroleum coke, 3% LPGs and 2% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Delaware City revenues are generated off NYH-based market prices.
The Delaware City refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Delaware City refinery processes a slate of primarily medium and heavy sour crude oils, which has constituted approximately 55% to 65% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we have the capability to process a significant volume of light, sweet crude oil depending on market conditions. Our total throughput costs have historically priced at a discount to Dated Brent; and

•
as a result of the heavy, sour crude slate processed at Delaware City, we produce lower value products including sulfur, carbon dioxide and petroleum coke. These products are priced at a significant discount to RBOB and ULSD and represent approximately 5% to 7% of our total production volume.

Paulsboro Refinery. The benchmark refining margin for the Paulsboro refinery is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of RBOB and ULSD diesel against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Paulsboro refinery has a product slate of approximately 39% gasoline, 33% distillate, 5% high-value Group I lubricants and 10% asphalt, with the remaining portion of the product slate comprised of lower-value products (5% black oil, 3% petroleum coke, 4% LPGs and 1% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Paulsboro revenues are generated off NYH-based market prices.
The Paulsboro refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Paulsboro refinery processes a slate of primarily medium and heavy sour crude oils, which has historically constituted approximately 75% to 85% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks;

•
as a result of the heavy, sour crude slate processed at Paulsboro, we produce lower value products including sulfur and petroleum coke. These products are priced at a significant discount to RBOB and ULSD and represent approximately 3% to 5% of our total production volume; and

•	the Paulsboro refinery produces Group I lubricants which carry a premium sales price to RBOB and ULSD.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of conventional blendstock for oxygenate blending (“CBOB”) and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI crude oil and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 54% gasoline, 34% distillate, 6% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (5% LPGs and 1% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
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
Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of Light Louisiana Sweet (“LLS”) crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 47% gasoline, 32% distillate, 3% high-value petrochemicals (including benzene and xylenes) with the remaining portion of the product slate comprised of lower-value products (10% black oil, 5% petroleum coke and 3% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
The Chalmette refinery’s realized gross margin on a per barrel basis has historically differed from the LLS (USGC) 2-1-1 benchmark refining margin due to the following factors:

•
the Chalmette refinery has generally processed a slate of primarily medium and heavy sour crude oils, which has historically constituted approximately 55% to 65% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks; and

•
as a result of the heavy, sour crude slate processed at Chalmette, we produce lower-value products including sulfur and petroleum coke. These products are priced at a significant discount to 87 conventional gasoline and ULSD and represent approximately 4% to 6% of our total production volume.

The PRL (pre-treater, reformer, light ends) project was completed in 2017 which has increased high-octane, ultra-low sulfur reformate and chemicals production. The new crude oil tank was also commissioned in 2017 and is allowing additional gasoline and diesel exports, reduced RINs compliance costs and lower crude ship demurrage costs.
Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of Alaskan North Slope (“ANS”) crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (CARBOB), California Air Resources Board (CARB) diesel and jet fuel and refer to the benchmark as the ANS (WCLA) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 64% gasoline and 22% distillate with the remaining portion of the product slate comprised of lower-value products (9% petroleum coke, 2% LPG, 1% black oil and 2% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
The Torrance refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (WCLA) 4-3-1 benchmark refining margin due to the following factors:

•
the Torrance refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 80% to 90% of total throughput. The Torrance crude slate has the lowest API gravity (typically an American Petroleum Institute (“API”) gravity of less than 20 degrees) of all of our refineries. The remaining throughput consists of other feedstocks and blendstocks; and

•
as a result of the heavy, sour crude slate processed at Torrance, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and diesel and represent approximately 9% to 11% of our total production volume.

Change in Presentation
During 2017, we determined that we will revise the presentation of certain line items on our historical consolidated statements of operations to enhance our disclosure under the requirements of Rule 5-03 of Regulation S-X. The revised presentation is comprised of the inclusion of a subtotal within operating costs and expenses referred to as “Cost of sales” and the reclassification of total depreciation and amortization expense between such amounts attributable to cost of sales and other operating costs and expenses. The amount of depreciation and amortization expense that is presented separately within the “Cost of Sales” subtotal represents depreciation and amortization of refining and logistics assets that are integral to the refinery production process.
As described in “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, the historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on our historical consolidated income from operations or net income, nor does it have any impact on our consolidated balance sheets, statements of comprehensive income, statements of changes in equity and statements of cash flows.

Results of Operations
The following tables reflect our consolidated financial and operating highlights for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands).

	Year Ended December 31,
	2017	2016	2015
Revenues	$21,772,478	$15,908,537	$13,123,929

Cost and expenses:
Cost of products and other	19,095,827	13,765,088	11,611,599
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,627,616	1,390,582	889,368
Depreciation and amortization expense	254,271	204,005	181,422
Cost of sales	20,977,714	15,359,675	12,682,389
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	198,164	149,643	166,904
Depreciation and amortization expense	12,964	5,835	9,688
Equity income in investee	(14,565)	(5,679)	—
Loss (gain) on sale of assets	1,458	11,374	(1,004)
Total cost and expenses	21,175,735	15,520,848	12,857,977

Income from operations	596,743	387,689	265,952

Other income (expense):
Change in fair value of catalyst leases	(2,247)	1,422	10,184
Debt extinguishment costs	(25,451)	—	—
Interest expense, net	(122,628)	(129,536)	(88,194)
Income before income taxes	446,417	259,575	187,942
Income tax (benefit) expense	(10,783)	23,689	648
Net income	457,200	235,886	187,294
Less: net income attributable to noncontrolling interests	95	269	274
Net income attributable to PBF Holding Company LLC	$457,105	$235,617	$187,020

Gross margin	$794,764	$548,862	$441,539
Gross refining margin (1)	2,676,651	2,143,449	1,512,330
 ——————————

(1)	See Non-GAAP financial measures below.

Operating Highlights

	Year Ended December 31,
	2017	2016	2015
Key Operating Information
Production (bpd in thousands)	802.9	734.3	511.9
Crude oil and feedstocks throughput (bpd in thousands)	807.4	727.7	516.4
Total crude oil and feedstocks throughput (millions of barrels)	294.7	266.4	188.4
Gross margin per barrel of throughput	$2.70	$2.06	$2.34
Gross refining margin, excluding special items, per barrel of throughput (1)	$8.08	$6.09	$10.29
Refinery operating expense, excluding depreciation, per barrel of throughput	$5.52	$5.22	$4.72

Crude and feedstocks (% of total throughput) (2)
Heavy	34%	26%	14%
Medium	30%	37%	49%
Light	21%	25%	26%
Other feedstocks and blends	15%	12%	11%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	50%	50%	49%
Distillates and distillate blendstocks	30%	31%	35%
Lubes	1%	1%	1%
Chemicals	2%	3%	3%
Other	16%	15%	12%
Total yield	99%	100%	100%

(1) See Non-GAAP Financial measures below.
(2) We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2017	2016	2015
	(dollars per barrel, except as noted)
Dated Brent Crude	$54.18	$43.91	$52.56
West Texas Intermediate (WTI) crude oil	$50.79	$43.34	$48.71
Light Louisiana Sweet (LLS) crude oil	$54.02	$45.03	$52.36
Alaska North Slope (ANS) crude oil	$54.43	$43.67	$52.44
Crack Spreads
Dated Brent (NYH) 2-1-1	$14.74	$13.49	$16.35
WTI (Chicago) 4-3-1	$15.88	$12.38	$17.91
LLS (Gulf Coast) 2-1-1	$13.57	$10.75	$14.39
ANS (West Coast) 4-3-1	$17.43	$16.46	$26.46
Crude Oil Differentials
Dated Brent (foreign) less WTI	$3.39	$0.56	$3.85
Dated Brent less Maya (heavy, sour)	$7.16	$7.36	$8.45
Dated Brent less WTS (sour)	$4.37	$1.42	$3.59
Dated Brent less ASCI (sour)	$3.66	$3.92	$4.57
WTI less WCS (heavy, sour)	$12.24	$12.57	$11.87
WTI less Bakken (light, sweet)	$(0.26)	$1.32	$2.89
WTI less Syncrude (light, sweet)	$(1.74)	$(2.01)	$(1.45)
WTI less LLS (light, sweet)	$(3.23)	$(1.69)	$(3.67)
WTI less ANS (light, sweet)	$(3.63)	$(0.33)	$(3.73)
Natural gas (dollars per MMBTU)	$3.02	$2.55	$2.63
2017 Compared to 2016
Overview— Our net income was $457.2 million for the year ended December 31, 2017 compared to $235.9 million for the year ended December 31, 2016.
Our results for the year ended December 31, 2017 were positively impacted by special items consisting of a positive LCM inventory adjustment (as defined in the Notes to Non-GAAP Financial Measures below) of approximately $295.5 million and a charge related to debt extinguishment costs of $25.5 million associated with the early retirement of our 2020 Senior Secured Notes. Our results for the year ended December 31, 2016 were positively impacted by an LCM inventory adjustment of approximately $521.3 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented. Excluding the impact of these special items, our results for the year ended December 31, 2017 were positively impacted by higher throughput volumes at the majority of our refineries and higher crack spreads realized at each of our refineries, which were impacted by the hurricane-related reduction in refining throughput in the Gulf Coast region and tightening product inventories, specifically distillates, in the second half of the year as well as lower costs to comply with the RFS. Notably, we benefited from the improved operating performance of our Chalmette and Torrance refineries.
Revenues— Revenues totaled $21.8 billion for the year ended December 31, 2017 compared to $15.9 billion for the year ended December 31, 2016, an increase of approximately $5.9 billion or 36.9%. Revenues per barrel were $64.86 and $59.72 for the years ended December 31, 2017 and 2016, respectively, an increase of 8.6% directly related to higher hydrocarbon commodity prices. For the year ended December 31, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 338,200 bpd, 145,200 bpd, 184,500 bpd and 139,500 bpd, respectively. For the year ended December 31, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 327,000 bpd, 159,100 bpd and 169,300 bpd, respectively. For the period from its acquisition on July 1, 2016 through December 31, 2016, our West Coast refinery’s throughput averaged 143,900 bpd. The throughput rates at our East Coast and Gulf Coast refineries were higher in 2017 compared to 2016. Our West Coast refinery was not acquired until the beginning of the third quarter of 2016. The decrease in throughput rates at our West Coast refinery in 2017 compared to 2016 is primarily due to planned downtime at our Torrance refinery for its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. However, our West Coast refinery throughput averaged 164,000 bpd for the last six months of the year upon completion of the turnaround. For the year ended December 31, 2017, the total refined product barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 363,800 bpd, 160,400 bpd, 227,200 bpd and 168,300 bpd, respectively. For the year ended December 31, 2016, the total refined product barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 364,100 bpd, 171,800 bpd and 206,400 bpd, respectively. For the period from its acquisition on July 1, 2016 through December 31, 2016, refined product barrels sold at our West Coast refinery averaged approximately 179,200 bpd. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refineries.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $794.8 million, or $2.70 per barrel of throughput, for the year ended December 31, 2017, compared to $548.9 million, or $2.06 per barrel of throughput for the year ended December 31, 2016, an increase of approximately $245.9 million. Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $2,676.7 million, or $9.08 per barrel of throughput ($2,381.1 million or $8.08 per barrel of throughput excluding the impact of special items) for the year ended December 31, 2017 compared to $2,143.4 million, or $8.05 per barrel of throughput ($1,622.1 million or $6.09 per barrel of throughput excluding the impact of special items) for the year ended December 31, 2016, an increase of approximately $533.2 million or an increase of approximately $759.0 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin increased due to improved crack spreads across each of our refineries, reduced costs to comply with the RFS and positive margin contributions from our Torrance refinery following its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. Costs to comply with our obligation under the RFS totaled $255.2 million for the year ended December 31, 2017 (excluding our West Coast refinery, whose cost to comply with RFS totaled $38.5 million for the year ended December 31, 2017) compared to $325.3 million for the year ended December 31, 2016 (excluding our West Coast refinery, whose costs to comply with RFS totaled $22.2 million for the year ended December 31, 2016). In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $295.5 million resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of 2016. The non-cash LCM inventory adjustment increased gross margin and gross refining margin by approximately $521.3 million in the year ended December 31, 2016.
Average industry refining margins in the Mid-Continent were stronger during the year ended December 31, 2017, as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $15.88 per barrel, or 28.3% higher, in the year ended December 31, 2017 as compared to $12.38 per barrel in the same period in 2016. Our margins were unfavorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential partially offset by an improving WTI/Syncrude differential, which averaged a premium of $1.74 per barrel for the year ended December 31, 2017 as compared to a premium of $2.01 per barrel in the same period in 2016.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.74 per barrel, or 9.3% higher, in the year ended December 31, 2017 as compared to $13.49 per barrel in the same period in 2016. The Dated Brent/WTI differential was $2.83 higher in the year ended December 31, 2017, as compared to the same period in 2016, partially offset by year over year decreases in the Dated Brent/Maya differential and WTI/Bakken differential of $0.20 and $1.58, respectively.
Gulf Coast industry refining margins improved during the year ended December 31, 2017 as compared to the same period in 2016. The LLS (Gulf Coast) 2-1-1 industry crack spread was $13.57 per barrel, or 26.2% higher, in the year ended December 31, 2017 as compared to $10.75 per barrel in the same period in 2016. Crude differentials weakened with the WTI/LLS differential averaging a premium of $3.23 per barrel during the year ended December 31, 2017 as compared to a premium of $1.69 per barrel in the same period of 2016.
Additionally, we benefited from improvements in the West Coast industry refining margins during the year ended December 31, 2017 as compared to the same period in 2016. The ANS (West Coast) 4-3-1 industry crack spread was $17.43 per barrel, or 5.9% higher, in the year ended December 31, 2017 as compared to $16.46 per barrel in the same period in 2016. Partially offsetting the improved crack spreads, crude differentials weakened with the WTI/ANS differential averaging a premium of $3.63 per barrel during the year ended December 31, 2017 as compared to a premium of $0.33 per barrel in the same period of 2016. As the Torrance refinery was not acquired until the beginning of the third quarter of 2016, we did not benefit from the contribution of this refinery for the full twelve months of the prior year.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

Operating Expenses— Operating expenses totaled $1,627.6 million, or $5.52 per barrel of throughput, for the year ended December 31, 2017 compared to $1,390.6 million, or $5.22 per barrel of throughput, for the year ended December 31, 2016, an increase of $237.0 million, or 17.0%. The increase in operating expenses was mainly attributable to the operating expenses associated with our Torrance refinery and related logistics assets, which were included in our results for the full year of 2017 as compared with only six months of 2016. For the year ended December 31, 2017 the Torrance refinery and related logistics assets incurred operating expenses of approximately $475.9 million in comparison to $250.5 million for the period from its acquisition on July 1, 2016 to December 31, 2016. Total operating expenses at our refineries, excluding our Torrance refinery, increased slightly for the year ended December 31, 2017, primarily due to higher energy costs and maintenance costs. The increase in energy costs was mainly due to higher natural gas prices while the increase in maintenance costs was mainly due to timing of repairs.
General and Administrative Expenses— General and administrative expenses totaled $198.2 million for the year ended December 31, 2017, compared to $149.6 million for the year ended December 31, 2016, an increase of $48.5 million or 32.4%. The increase in general and administrative expenses primarily relates to increased employee related expenses of $58.2 million driven by higher incentive compensation costs in the year ended December 31, 2017 as compared to the same period in 2016, attributable to higher average employee headcount and better operating performance. These increases were partially offset by lower costs associated with the acquisition and integration related activities which were approximately $8.6 million lower in the year ended December 31, 2017 as compared to the same period of 2016. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (gain) on Sale of Assets— There was a loss of $1.5 million on the sale of assets for the year ended December 31, 2017 relating to non-operating refinery assets. There was a loss of $11.4 million for the year ended December 31, 2016 relating to the sale of non-operating refining assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $267.2 million for the year ended December 31, 2017 (including $254.3 million recorded within Cost of sales), compared to $209.8 million for the year ended December 31, 2016 (including $204.0 million recorded within Cost of sales), an increase of $57.4 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Torrance Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed during 2017 and 2016.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $2.2 million for the year ended December 31, 2017, compared to a gain of $1.4 million for the year ended December 31, 2016. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.
Debt extinguishment costs— Debt extinguishment costs of $25.5 million incurred in the year ended December 31, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2016.
Interest Expense, net— Interest expense totaled $122.6 million for the year ended December 31, 2017, compared to $129.5 million for the year ended December 31, 2016, a decrease of $6.9 million. This net decrease is attributable to lower interest expense on a portion of our senior notes that were refinanced in May 2017 (see “Note 8 - Credit Facility and Debt” of our Notes to Consolidated Financial Statements, for additional details) and lower interest costs related to the affiliate notes payable partially offset by higher average borrowings under our Revolving Loan. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the years ended December 31, 2017 and 2016, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $10.8 million was recorded for the year ended December 31, 2017 in comparison to income tax expense of $23.7 million recorded for the year ended December 31, 2016. Income tax expense for the year ended December 31, 2016 included a charge of $30.7 million related to a correction of prior periods.

2016 Compared to 2015
Overview— Our net income was $235.9 million for the year ended December 31, 2016 compared to $187.3 million for the year ended December 31, 2015.
Our results for the year ended December 31, 2016 were positively impacted by a non-cash special item consisting of a LCM inventory adjustment of approximately $521.3 million whereas our results for the year ended December 31, 2015 were negatively impacted by a LCM inventory adjustment of approximately $427.2 million. These LCM inventory adjustments were recorded due to significant changes in the price of crude oil and refined products in the periods presented. Excluding the impact of the net change in LCM inventory reserve, our results for the year ended December 31, 2016 were negatively impacted by unfavorable movements in certain crude oil differentials, lower crack spreads, increased costs to comply with the RFS, and increased interest costs, partially offset by positive earnings contributions from the Chalmette and Torrance refineries and higher throughput in the Mid-Continent. Throughput volumes for 2015 in the Mid-Continent were impacted by unplanned downtime in the second quarter of 2015.
Revenues—Revenues totaled $15.9 billion for the year ended December 31, 2016 compared to $13.1 billion for the year ended December 31, 2015, an increase of approximately $2.8 billion, or 21.2%. Revenues per barrel were $59.72 and $69.66 for the years ended December 31, 2016 and 2015, respectively, a decrease of 14.3% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2016, the total throughput rates in the East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 327,000 bpd, 159,100 bpd and 169,300 bpd, respectively. For the period from its acquisition on July 1, 2016 through December 31, 2016, our West Coast refinery’s throughput averaged 143,900 bpd. For the year ended December 31, 2015, the total throughput rates at our East Coast and Mid-Continent, refineries averaged approximately 330,700 bpd and 153,800 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, our Gulf Coast refinery’s throughput averaged 190,800 bpd. The slight decrease in throughput rates at our East Coast refineries in 2016 compared to 2015 was primarily due to weather-related unplanned downtime at our Delaware City refinery in the first quarter of 2016, partially offset by downtime at our Delaware City refinery in 2015. The increase in throughput rates at our Mid-Continent refinery in 2016 is due to unplanned downtime in the second quarter of 2015. Our Gulf Coast and West Coast refineries were not acquired until the fourth quarter of 2015 and the third quarter of 2016, respectively. For the year ended December 31, 2016, the total refined product barrels sold at our East Coast, Mid-Continent, and Gulf Coast refineries averaged approximately 364,100 bpd, 171,800 bpd and 206,400 bpd, respectively. For the period from its acquisition on July 1, 2016 through December 31, 2016, the total refined product barrels sold at our West Coast refinery averaged approximately 179,200 bpd. For the year ended December 31, 2015, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 366,100 bpd and 162,600 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, the total refined product barrels sold at our Gulf Coast refinery averaged 216,100 bpd. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refineries.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $548.9 million, or $2.06 per barrel of throughput, for the year ended December 31, 2016, compared to $441.5 million, or $2.34 per barrel of throughput, for the year ended December 31, 2015, an increase of $107.3 million. Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $2,143.4 million, or $8.05 per barrel of throughput, ($1,622.1 million or $6.09 per barrel of throughput excluding the impact of special items) for the year ended December 31, 2016 compared to $1,512.3 million, or $8.02 per barrel of throughput ($1,939.6 million, or $10.29 per barrel of throughput excluding the impact of special items) for the year ended December 31, 2015, an increase of $631.1 million or a decrease of $317.5 million excluding special items.
Excluding the impact of special items, gross refining margin and gross refining margin decreased due to unfavorable movements in certain crude differentials, lower crack spreads as persistent above-average refined product inventory levels weighed on margins, and increased costs to comply with the RFS, partially offset by higher throughput rates in the Mid-Continent and positive margin contributions from the Chalmette and Torrance refineries acquired in the fourth quarter of 2015 and third quarter of 2016, respectively. Costs to comply with our obligation under the RFS totaled $236.2 million for the year ended December 31, 2016 (excluding our Gulf Coast and West Coast refineries, whose costs to comply with RFS totaled $111.3 million for the year ended December 31, 2016) compared to $163.6 million for the year ended December 31, 2015 (excluding our Gulf Coast, whose costs to comply with RFS totaled $8.0 million for the year ended December 31, 2015). In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $521.3 million resulting from the change in crude oil and refined product prices from the end of 2015 to the end of 2016 which, in addition to remaining below historical costs, increased since the prior year. The non-cash LCM inventory adjustment decreased gross margin and gross refining margin by approximately $427.2 million in the year ended December 31, 2015.

Average industry refining margins in the Mid-Continent were weaker during the year ended December 31, 2016, as compared to the same period in 2015. The WTI (Chicago) 4-3-1 industry crack spread was $12.38 per barrel or 30.9% lower, in the year ended December 31, 2016, as compared to $17.91 per barrel in the same period in 2015. Our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential and a declining WTI/Syncrude differential, which averaged a premium of $2.01 per barrel for the year ended December 31, 2016 as compared to a premium of $1.45 per barrel in the same period in 2015.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.49 per barrel, or 17.5% lower in the year ended December 31, 2016 as compared to $16.35 per barrel in the same period in 2015. The Dated Brent/WTI differential and Dated Brent/Maya differential were $3.29 and $1.09 lower, respectively, in the year ended December 31, 2016, as compared to the same period in 2015. In addition, the WTI/Bakken differential was approximately $1.57 per barrel less favorable in the year ended December 31, 2016 as compared to the same period in 2015. Reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses—Operating expenses totaled $1,390.6 million, or $5.22 per barrel of throughput, for the year ended December 31, 2016 compared to $889.4 million, or $4.72 per barrel of throughput, for the year ended December 31, 2015, an increase of $501.2 million, or 56.4%. The increase in operating expenses was mainly attributable to the operating expenses associated with the Chalmette and Torrance refineries and related logistics assets. For the year ended December 31, 2016 and for the period from its acquisition on November 1, 2015 to December 31, 2015, the Chalmette refinery and related logistics assets incurred operating expenses of approximately $343.9 million and $52.1 million, respectively. In the period from its acquisition on July 1, 2016 to December 31, 2016, the Torrance refinery and related logistics assets incurred operating expenses of approximately $250.5 million. Total operating expenses at our refineries, excluding our Chalmette and Torrance refineries, decreased slightly for the year ended December 31, 2016, primarily due to lower energy costs and maintenance costs. The reduction in energy costs was mainly due to lower natural gas prices while the reduction in maintenance costs was mainly due to timing of repairs and certain non-recurring maintenance costs incurred in 2015. These reductions were partially offset by higher employee-related expenses, primarily attributable to merit increases in salaries.
General and Administrative Expenses—General and administrative expenses totaled $149.6 million for the year ended December 31, 2016, compared to $166.9 million for the year ended December 31, 2015, a decrease of $17.3 million or 10.3%.The decrease in general and administrative expenses primarily relates to reduced employee related expenses of $39.3 million mainly due to lower incentive compensation expenses, partially offset by $12.9 million in additional outside services and other costs to support our acquisitions and related integration activities, and an increase of $9.1 million in equity compensation expense related to incremental grants in 2016 and accelerated vesting of awards due to retirements. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (gain) on Sale of Assets—There was a loss of $11.4 million on the sale of assets for the year ended December 31, 2016 relating to the sale of non-refining assets as compared to a gain of $1.0 million for the year ended December 31, 2015 which related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense—Depreciation and amortization expense totaled $209.8 million for the year ended December 31, 2016, compared to $191.1 million for the year ended December 31, 2015, an increase of $18.7 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Chalmette and Torrance Acquisitions and a general increase in our fixed asset base due to capital projects and turnarounds completed since 2015.
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
Interest Expense, net— Interest expense totaled $129.5 million for the year ended December 31, 2016, compared to $88.2 million for the year ended December 31, 2015, an increase of $41.3 million. The increase is mainly attributable to higher interest costs associated with the issuance of the 2023 Senior Secured Notes in November 2015, increased interest expense related to the affiliate notes payable and the drawdown on our Revolving Loan to partially fund the Torrance Acquisition in July 2016, partially offset by lower letter of credit fees. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the A&R Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes our consolidated financial statements generally do not include a benefit or expense for income taxes for the years ended December 31, 2016 and 2015 apart from the income tax attributable to two subsidiaries of Chalmette Refining and PBF Ltd. that are treated as C-Corporations for income tax purposes. The two Chalmette subsidiaries incurred approximately $1.4 million of income tax expense and PBF Holding incurred income tax benefit of approximately $8.4 million attributable to PBF Ltd for the year ended December 31, 2016. In addition, we recorded $30.7 million of incremental income tax expense in 2016 relating to a correction of prior period income taxes.
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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to an LCM inventory adjustment and debt extinguishment costs (as further explained in “Notes to Non-GAAP Financial Measures” below on page 68). Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

	Year Ended December 31,
	2017		2016		2015
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$21,772,478	$73.88	$15,908,537	$59.72	$13,123,929	$69.66
Less: Cost of products and other	19,095,827	64.80	13,765,088	51.67	11,611,599	61.64
Less: Refinery operating expense	1,627,616	5.52	1,390,582	5.22	889,368	4.72
Less: Refinery depreciation expense	254,271	0.86	204,005	0.77	181,423	0.96
Gross margin	$794,764	$2.70	$548,862	$2.06	$441,539	$2.34
Reconciliation of gross margin to gross refining margin:
Gross margin	$794,764	$2.70	$548,862	$2.06	$441,539	$2.34
Add: Refinery operating expense	1,627,616	5.52	1,390,582	5.22	889,368	4.72
Add: Refinery depreciation expense	254,271	0.86	204,005	0.77	181,423	0.96
Gross refining margin	$2,676,651	$9.08	$2,143,449	$8.05	$1,512,330	$8.02
Special items:
Add: Non-cash LCM inventory adjustment (1)	(295,532)	(1.00)	(521,348)	(1.96)	427,226	2.27
Gross refining margin excluding special items	$2,381,119	$8.08	$1,622,101	$6.09	$1,939,556	$10.29
——————————
See Notes to Non-GAAP Financial Measures on page 68
EBITDA, EBITDA Excluding Special Items and Adjusted EBITDA
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration, the non-cash change in the deferral of gross profit related to the sale of certain finished products, and the write down of inventory to the LCM, and debt extinguishment costs related to refinancing activities. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as a comparative measure. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:

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
The following tables reconcile net income as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$457,200	$235,886	$187,294
Add: Depreciation and amortization expense	267,235	209,840	191,110
Add: Interest expense, net	122,628	129,536	88,194
Add: Income tax (benefit) expense	(10,783)	23,689	648
EBITDA	$836,280	$598,951	$467,246
Special Items:
Add: Non-cash LCM inventory adjustment (1)	(295,532)	(521,348)	427,226
Add: Debt extinguishment costs (1)	25,451	—	—
EBITDA excluding special items	$566,199	$77,603	$894,472

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$836,280	$598,951	$467,246
Add: Stock based compensation	21,503	18,296	9,218
Add: Non-cash LCM inventory adjustment (1)	(295,532)	(521,348)	427,226
Add: Non-cash change in fair value of catalyst leases	2,247	(1,422)	(10,184)
Add: Debt extinguishment costs (1)	25,451	—	—
Adjusted EBITDA	$589,949	$94,477	$893,506

——————————
See Notes to Non-GAAP Financial Measures on page 68

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:

(1)
Special items: In accordance with GAAP, we are required to state our inventories at the lower of cost or market. Our inventory cost is determined by the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to the lower of cost or market (“LCM”) in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period.

The following table includes the lower of cost or market inventory reserve as of each date presented (in thousands):

	2017	2016	2015
January 1,	$595,988	$1,117,336	$690,110
December 31,	300,456	595,988	1,117,336

The following table includes the corresponding impact of changes in the lower of cost or market inventory reserve on both operating income and net income for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net LCM inventory adjustment benefit (charge) in both operating and net income	$295,532	$521,348	$(427,226)
Additionally, during the year ended December 31, 2017, we recorded debt extinguishment costs of $25.5 million related to the redemption of the 2020 Senior Secured Notes. These nonrecurring charges decreased net income by $25.5 million for the year ended December 31, 2017. There were no such costs in the years ended December 31, 2016 and December 31, 2015.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, distribution payments and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flows from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of December 31, 2017 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $471.1 million for the year ended December 31, 2017 compared to net cash provided by operating activities of $551.6 million for the year ended December 31, 2016. Our operating cash flows for the year ended December 31, 2017 included our net income of $457.2 million, depreciation and amortization of $274.7 million, pension and other post-retirement benefits costs of $42.2 million, debt extinguishment costs of $25.5 million, equity-based compensation of $21.5 million, the change in the fair value of our inventory repurchase obligations of $13.8 million, $5.7 million of net distributions received in excess of income from our equity method investment in TVPC, changes in the fair value of our catalyst leases of $2.2 million and a loss on sale of assets of $1.5 million, partially offset by a non-cash benefit of $295.5 million relating to an LCM inventory adjustment and deferred income taxes of $12.5 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $65.1 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the year ended December 31, 2016 included our net income of $235.9 million, depreciation and amortization of $218.9 million, change in the fair value of our inventory repurchase obligations of $29.5 million, pension and other post-retirement benefits costs of $38.0 million, deferred income taxes of $19.8 million, equity-based compensation of $18.3 million and a loss on sale of assets of $11.4 million, partially offset by net non-cash benefits relating to an LCM inventory adjustment of $521.3 million, equity income from our investment in TVPC of $5.7 million and changes in the fair value of our catalyst leases of $1.4 million. In addition, net changes in operating assets and liabilities reflected sources of cash of $508.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Net cash provided by operating activities was $551.6 million for the year ended December 31, 2016 compared to net cash provided by operating activities of $652.4 million for the year ended December 31, 2015. Our operating cash flows for the year ended December 31, 2015 included our net income of $187.3 million, plus net non-cash charges relating to an LCM inventory adjustment of $427.2 million, depreciation and amortization of $199.4 million, the change in the fair value of our inventory repurchase obligations of $63.4 million, pension and other post-retirement benefits costs of $27.0 million, and equity-based compensation of $9.2 million, partially offset by the change in the fair value of our catalyst leases of $10.2 million, and gain on sale of assets of $1.0 million. In addition, net changes in operating assets and liabilities reflected uses of cash of approximately $249.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $641.6 million for the year ended December 31, 2017 compared to net cash used in investing activities of $1,473.5 million for the year ended December 31, 2016. The net cash flows used in investing activities for the year ended December 31, 2017 was comprised of capital expenditures totaling $232.7 million, expenditures for turnarounds of $379.1 million, and expenditures for other assets of $31.1 million, partially offset by a $1.3 million return of capital from our equity method investment in TVPC. The net cash flows used in investing activities for the year ended December 31, 2016 was comprised of cash outflows of $971.9 million used to fund the Torrance Acquisition, capital expenditures totaling $282.4 million, expenditures for turnarounds of $198.7 million, expenditures for other assets of $42.5 million and the final working capital settlement related to the acquisition of the Chalmette refinery of $2.7 million, partially offset by $24.7 million in proceeds from the sale of assets.
Net cash used in investing activities was $1,473.5 million for the year ended December 31, 2016 compared to $811.2 million for the year ended December 31, 2015. The net cash used in investing activities for the year ended December 31, 2015 was comprised of $565.3 million used in the acquisition of the Chalmette refinery, capital expenditures totaling $352.4 million, expenditures for turnarounds of $53.6 million and expenditures for other assets of $8.2 million, partially offset by $168.3 million in proceeds from the sale of assets.
Cash Flows from Financing Activities
Net cash provided by financing activities was $70.0 million for the year ended December 31, 2017 compared to net cash provided by financial activities of $633.8 million for the year ended December 31, 2016. For the year ended December 31, 2017, net cash provided by financing activities consisted primarily of a contribution from our parent of $97.0 million, payments received from affiliate notes receivable of $11.6 million, proceeds from catalyst leases of $10.8 million and cash proceeds of $21.4 million from the issuance of the 2025 Senior Notes net of cash paid to redeem the 2020 Senior Secured Notes, partially offset by distributions to members of $61.1 million, distributions to T&M and Collins shareholders of $1.8 million, payments of principal under the PBF Rail Term Loan of $6.6 million and repayments of our note payable of $1.2 million. Additionally, during the year ended December 31, 2017, we borrowed and repaid $490.0 million under our Revolving Loan resulting in no net change to amounts outstanding for the year ended December 31, 2017. For the year ended December 31, 2016, net cash provided by financing activities consisted primarily of net proceeds from the Revolving Loan of $350.0 million, a contribution from our parent of $450.3 million, proceeds from the PBF Rail Term Loan of $35.0 million and proceeds from catalyst leases of $15.6 million, partially offset by distribution to members of $139.4 million, repayments of the Rail Facility of $67.5 million and net repayments of the affiliate notes payable of $10.1 million.
Net cash provided by financing activities was $633.8 million for the year ended December 31, 2016 compared to net cash provided by financing activities of $855.2 million for the year ended December 31, 2015. For the year ended December 31, 2015, net cash provided by financing activities consisted primarily of $500.0 million in proceeds from the 2023 Senior Secured Notes, capital contributions of $345.0 million, proceeds from affiliate notes payable of $347.8 million, and net proceeds from the Rail Facility of $30.1 million, partially offset by distributions to members of $350.7 million and deferred financing costs and other of $17.1 million.
Capitalization
Our capital structure was comprised of the following as of December 31, 2017 (in millions):

December 31, 2017
Debt, including current maturities:
7.25% Senior Notes due 2025	725.0
7.00% Senior Notes due 2023 (1)	500.0
Revolving Loan	350.0
PBF Rail Term Loan	28.4
Note payable	5.6
Catalyst leases	59.0
Total debt	1,668.0
Unamortized deferred financing costs	(25.2)
Total debt, net of unamortized deferred financing costs	1,642.8
Total Equity	3,184.1
Total Capitalization	$4,826.9
Total Debt to Capitalization Ratio	34%
____________________________

(1) These notes became unsecured following the occurrence of the “Collateral Fall-Away Event” as defined under the indenture governing the 2025 Senior Notes, which occurred on May 30, 2017.
Our total debt, net of unamortized deferred financing costs to capitalization ratio was 34% and 39% at December 31, 2017 and 2016, respectively.
2017 Debt Transactions
On May 30, 2017, we entered into an Indenture (the “Indenture”) among PBF Holding and our wholly-owned subsidiary, PBF Finance (together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”) and Wilmington Trust, National Association, as Trustee, under which the Issuers issued $725.0 million in aggregate principal amount of the 2025 Senior Notes. The Issuers received net proceeds of approximately $711.6 million from the offering after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds to fund the Tender Offer for any and all of our outstanding 2020 Senior Secured Notes, to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. The difference between the carrying value of the 2020 Senior Secured Notes on the date they were reacquired and the amount for which they were reacquired has been classified as Debt extinguishment costs in the consolidated statements of operations.
Revolving Credit Facilities Overview
Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving line of credit. As of December 31, 2017, we had $526.2 million of cash and cash equivalents and $350.0 million outstanding under our Revolving Loan. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under our revolving credit facility as follows at December 31, 2017 (in millions):

	Total Capacity	Amount Borrowed as of December 31, 2017	Outstanding Letters of Credit	Available Capacity	Expiration date
PBF Holding Revolving Loan (a)	$2,635.0	$350.0	$586.3	$869.0	August 2019

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

Additional Information on Indebtedness
Our debt, including our revolving credit facility, term loan and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. For further discussion of our indebtedness and these covenants and restrictions, see “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.
We are in compliance with our covenants as of December 31, 2017.
Cash Balances
As of December 31, 2017, our cash and cash equivalents totaled $526.2 million.
Liquidity
As of December 31, 2017, our total liquidity was approximately $1,395.2 million, compared to total liquidity of approximately $1,161.3 million as of December 31, 2016. Our total liquidity is equal to the amount of excess availability under the Revolving Loan, which includes our cash balance at December 31, 2017.
Working Capital
Working capital at December 31, 2017 was approximately $1,310.3 million, consisting of $3,749.0 million in total current assets and $2,438.7 million in total current liabilities. Working capital at December 31, 2016 was $1,111.0 million, consisting of $3,154.3 million in total current assets and $2,043.3 million in total current liabilities. Working capital has increased primarily as a result of positive earnings, offset by capital expenditures, including turnaround costs, and distributions during the year ended December 31, 2017.
Crude and Feedstock Supply Agreements
Certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit and arrange for shipment. We pay for the crude when invoiced, at which time the letters of credit are lifted.
We have crude and feedstock supply agreements with PDVSA to supply 40,000 bpd to 60,000 bpd of crude oil that can be processed at any of our East and Gulf Coast refineries. We have not sourced crude oil under this arrangement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms.
In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery.
Inventory Intermediation Agreements
On May 4, 2017 and September 8, 2017, we and our subsidiaries, DCR and PRC, entered into amendments to the A&R Intermediation Agreements with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the A&R Intermediation Agreement by and among J. Aron, PBF Holding and PRC relating to the Paulsboro refinery extends the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020 and (ii) the A&R Intermediation Agreement by and among J. Aron, PBF Holding and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
Pursuant to each A&R Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the products back to the refineries as the products are discharged out of the refineries’ tanks. J. Aron has the right to store the products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell independently to third parties.
At December 31, 2017, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $311.5 million. We accrue a corresponding liability for such intermediates and finished products.

Capital Spending
Net capital spending was $642.9 million for the year ended December 31, 2017, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately between $525.0 to $550.0 million in net capital expenditures during 2018 for facility improvements and refinery maintenance and turnarounds. Significant capital spending plans for 2018 include turnarounds for the FCC at our Chalmette refinery, the coker at our Paulsboro refinery and several units at our Torrance and Delaware City refineries, as well as expenditures to meet environmental and regulatory requirements.

Contractual Obligations and Commitments
The following table summarizes our material contractual payment obligations as of December 31, 2017 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (a)	$1,662,414	$16,065	$392,983	$28,366	$1,225,000
Interest payments on debt facilities (a)	620,953	96,443	182,199	175,905	166,406
Operating Leases (b)	396,681	105,281	170,650	90,773	29,977
Purchase obligations (c):
Crude and Feedstock Supply and Inventory Intermediation Agreements	10,201,901	2,816,889	4,478,361	2,906,651	—
Other Supply and Capacity Agreements	1,078,328	192,078	229,368	165,871	491,011
Minimum volume commitments with PBFX (d)	1,444,175	223,830	439,404	340,273	440,668
Construction obligations	25,382	25,382	—	—	—
Environmental obligations (e)	152,037	7,622	15,860	14,769	113,786
Pension and post-retirement obligations (f)	336,076	10,303	21,818	24,939	279,016
Total contractual cash obligations	$15,917,947	$3,493,893	$5,930,643	$3,747,547	$2,745,864

(a) Long-term Debt and Interest Payments on Debt Facilities
Long-term obligations represent (i) the repayment of the outstanding borrowings under the Revolving Loan; (ii) the repayment of indebtedness incurred in connection with the Senior Notes; (iii) the repayment of our catalyst lease obligations on their maturity dates; and (iv) the repayment of outstanding amounts under the PBF Rail Term Loan.
Interest payments on debt facilities include cash interest payments on the Senior Notes, catalyst lease obligations, PBF Rail Term Loan, plus cash payments for the commitment fee on the unused Revolving Loan and letter of credit fees on the letters of credit outstanding at December 31, 2017. With the exception of certain catalyst leases and our note payable, we have no long-term debt maturing before 2019 as of December 31, 2017.
On May 30, 2017, we consummated the offering of the 2025 Senior Notes and used the funds for the redemption of the 2020 Senior Secured Notes and for general corporate purposes.
(b) Operating Leases
We enter into operating leases in the normal course of business, some of these leases provide us with the option to renew the lease or purchase the leased item. Future operating lease obligations would change if we chose to exercise renewal options and if we enter into additional operating lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations, excluding leases with affiliates which are reflected separately within Minimum volume commitments with PBFX as described below. The variable component could be significant. Our operating lease obligations are further explained in “Note 12 - Commitments and Contingencies” of our Notes to the Consolidated Financial Statements. In support of our rail strategy, we have at times entered into agreements to lease or purchase crude railcars. A portion of these railcars were purchased via the Rail Facility entered into during 2014, which was repaid in full and terminated in connection with the execution of the PBF Rail Term Loan in 2016. Certain of these railcars were subsequently sold to third parties, which have leased the railcars back to us for periods of between four and seven years.
(c) Purchase Obligations
We have obligations to repurchase certain intermediates and refined products under separate inventory intermediation agreements with J. Aron as further explained in “Note 2 - Summary of Significant Accounting Policies”, “Note 4 - Inventories” and “Note 7 - Accrued Expenses” of our Notes to the Consolidated Financial Statements. Additionally, purchase obligations under “Crude and Feedstock Supply and Inventory Intermediation Agreements” include commitments to purchase crude oil from certain counterparties under supply agreements entered into to ensure adequate supplies of crude oil for our refineries. These obligations are based on aggregate minimum volume commitments at 2017 year end market prices.

Payments under “Other Supply and Capacity Agreements” include contracts for the transportation of crude oil and supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to facilitate crude oil deliveries and to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2017.
(d) Minimum commitments with PBFX
We have minimum obligations under our commercial agreements entered into with PBFX. Refer to “Note 11 - Related Party Transactions” of our Notes to the Consolidated Financial Statements for a detailed explanation of each of these agreements.
Included in the table above are our obligations related to the minimum commitments required under these commercial agreements. Any incremental volumes above any minimums throughput under these agreements would increase our obligations. Our obligation with respect to certain crude oil and refined product storage agreements is based on the estimated shell capacity of the storage tanks to be utilized.
(e) Environmental Obligations
In connection with the Paulsboro acquisition, we assumed certain environmental remediation obligations to address existing soil and groundwater contamination at the site and recorded as a liability in the amount of $10.3 million which reflects the present value of the current estimated cost of the remediation obligations assumed based on investigative work to-date. The undiscounted estimated costs related to these environmental remediation obligations were $15.8 million as of December 31, 2017.
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
In connection with the Torrance Acquisition, we assumed certain environmental remediation obligations to address existing soil and groundwater contamination at the site and recorded a liability of $136.5 million as of December 31, 2017, which reflects the current estimated cost of the remediation obligations, expected to be paid out over an average period of approximately 20 years. Additionally, we purchased a ten year $100.0 million environmental insurance policy to insure against unknown environmental liabilities.
In connection with the acquisition of all of our refineries, we assumed certain environmental obligations under regulatory orders unique to each site, including orders regulating air emissions from each facility.
(f) Pension and Post-retirement Obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained in “Note 15 - Employee Benefit Plans” of our Notes to Consolidated Financial Statements.
(g) Tax Receivable Agreement Obligations
The Contractual Obligations and Commitments Table above does not include tax distributions or other distributions that we expect to make on account of PBF Energy’s obligations under the Tax Receivable Agreement.

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
PBF Energy expects to obtain funding for these payments by causing its subsidiaries to make cash distributions to PBF LLC, which, in turn, will distribute such amounts, generally as tax distributions, on a pro-rata basis to its owners, which as of December 31, 2017 include the members of PBF LLC other than PBF Energy holding a 3.3% interest and PBF Energy holding a 96.7% interest. The members of PBF LLC other than PBF Energy may continue to reduce their ownership in PBF LLC by exchanging their PBF LLC Series A Units for shares of PBF Energy Class A common stock. Such exchanges may result in additional increases in the tax basis of PBF Energy’s investment in PBF LLC and require PBF Energy to make increased payments under the Tax Receivable Agreement. Required payments under the Tax Receivable Agreement also may increase or become accelerated in certain circumstances, including certain changes of control.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2017, other than outstanding letters of credit in the amount of approximately $586.3 million and operating leases.
During 2015, in aggregate we sold 1,122 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements have varying terms from five to seven years. We received an aggregate cash payment for the railcars of approximately $168.3 million and expect to make payments totaling $99.4 million over the term of the lease for these railcars. In 2016, we sold approximately 120 of these railcars to optimize our railcar portfolio and entered into additional railcar leases outstanding with terms of up to 10 years. As of December 31, 2017, we expect to make lease payments of $46.6 million over the remaining term of these additional agreements.
Critical Accounting Policies
The following summary provides further information about our critical accounting policies that involve critical accounting estimates and should be read in conjunction with “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, “Item 8. Financial Statements and Supplementary Data.” The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Unless otherwise noted, estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates is not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2017 and 2016, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $300.5 million and $596.0 million, respectively. The $300.5 million lower of cost or market inventory valuation reserve as of December 31, 2017, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. This new guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. We have adopted this new standard effective January 1, 2018, using the modified retrospective application, whereby a cumulative effect adjustment will be recognized upon adoption, if applicable, and the guidance will be applied prospectively.
We have completed our evaluation of the provisions of this standard and concluded that our adoption will not materially change the amount or timing of revenues recognized by us, nor will it materially affect our financial position. The majority of our revenues are generated from the sale of refined petroleum products and ethanol. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and we recognize those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when our control of the products is transferred to our customers and when our performance obligation to our customers is fulfilled. Under the modified retrospective method of adoption, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of retained earnings, and revenues reported in the periods prior to the date of adoption are not changed. We do not, however, expect to make such an adjustment to retained earnings as we have determined any such adjustment to not be material. We are currently developing our revenue disclosures and enhancing our accounting systems to enable the preparation of such disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide additional clarification and implementation guidance for leases related to ASU 2016-02 including ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”) (collectively, we refer to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”) The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. ASU 2018-01 provides a practical expedient whereby land easements (also known as “rights of way”) that are not accounted for as leases under existing GAAP would not need to be evaluated under ASU 2016-02; however the Updated Lease Guidance would apply prospectively to all new or modified land easements after the effective date of ASU 2016-02. In January 2018, the FASB issued a proposed ASU that would provide an additional transition method for the Updated Lease Guidance for lessees and a practical expedient for lessors. As proposed, this additional transition method would allow lessees to initially apply the requirements of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The proposed practical expedient would allow lessors to not separate non-lease components from the related lease components in certain situations. Assuming the proposed ASU is approved after the comment period, the proposed ASU would have the same effective date as ASU 2016-02. While early adoption is permitted, we will not early adopt this Updated Lease Guidance. We have established a working group to study and lead implementation of the Updated Lease Guidance. This working group has been meeting on a regular basis and has instituted a preliminary task plan designed to meet the implementation deadline for ASU 2016-02. We have also evaluated and purchased a lease software system and have begun implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on our consolidated financial statements and related disclosures. At this time, we have identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases on our balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases. While the assessment of the impacts arising from this standard is progressing, we have not fully determined the impacts on our business processes, controls or financial statement disclosures at this time.
Refer to “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, for additional Recently Issued Accounting Pronouncements.
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
At December 31, 2017 and 2016, we had gross open commodity derivative contracts representing 24.3 million barrels and 8.8 million barrels, respectively, with an unrealized net loss of $74.3 million and $3.5 million, respectively. The open commodity derivative contracts as of December 31, 2017 expire at various times during 2018.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.1 million barrels and 29.4 million barrels at December 31, 2017 and 2016, respectively. The average cost of our hydrocarbon inventories was approximately $80.21 and $80.50 per barrel on a LIFO basis at December 31, 2017 and 2016, respectively, excluding the impact of LCM inventory adjustments of approximately $300.5 million and $596.0 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, in particular, the price of utilities, natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of December 31, 2017. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.
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
Interest Rate Risk
The maximum availability under our Revolving Loan is $2.64 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $26.4 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $28.4 million at December 31, 2017. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.3 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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
Concentration Risk
For the years ended December 31, 2017, 2016 and 2015, no single customer accounted for 10% or more of our revenues, respectively.
As of December 31, 2017 and 2016, no single customer accounted for 10% or more of our total trade accounts receivable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, we conclude that as of December 31, 2017, the Company’s internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as permitted by Item 308(b) of Regulation S-K for non-accelerated filers.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.
PART III
Explanatory Note:
We are a limited liability company wholly owned and controlled by PBF LLC. PBF Energy is the sole managing member of PBF LLC. Our directors and executive officers are the executive officers of PBF Energy. The compensation paid to these executive officers is for services provided to both entities (i.e., they are not separately compensated for their services as an officer or director of PBF Holding). PBF Holding does not file a proxy statement. If the information were required it would be identical (other than as expressly set forth below) to the information contained in Items 10, 11, 12, 13 and 14 of Annual Report on Form 10-K of PBF Energy that will appear in the Proxy Statement of PBF Energy furnished to its stockholders in connection with its 2018 Annual Meeting. Such information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
Directors and Executive Officers of PBF Holding
The following is a list of our directors and executive officers as of March 9, 2018:

Name	Age (as of December 31, 2017)	Position
Thomas J. Nimbley	66	Chief Executive Officer
Matthew C. Lucey	44	President
Erik Young	40	Senior Vice President, Chief Financial Officer
Paul Davis	55	President, Western Region
Thomas L. O’Connor	45	Senior Vice President, Commercial
Herman Seedorf	66	Senior Vice President of Refining
Trecia Canty	48	Senior Vice President, General Counsel
Messrs. Nimbley and Lucey and Ms. Canty serve as the sole directors of PBF Holding and PBF Finance. We believe that each of their experience as executive officers of PBF Holding make them qualified to serve as its directors.

Thomas J. Nimbley has served as our and PBF Energy’s Chief Executive Officer since June 2010 and was Executive Vice President, Chief Operating Officer from March 2010 through June 2010. In his capacity as our Chief Executive Officer, Mr. Nimbley also serves as a director and the Chief Executive Officer of certain of our subsidiaries and our affiliates, including Chairman of the Board of PBF GP. Prior to joining us, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company (“Phillips”) and subsequently Senior Vice President and head of Refining for ConocoPhillips (“ConocoPhillips”) domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco Corporation (“Tosco”) in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.
Matthew C. Lucey has served as our and PBF Energy’s President since January 2015 and was our Executive Vice President from April 2014 to December 2014. Mr. Lucey served as our Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as Vice President, Finance in April 2008. Mr. Lucey is also a director of certain of PBF Energy’s subsidiaries, including PBF GP. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
Erik Young has served as our and PBF Energy’s Senior Vice President and Chief Financial Officer since April 2014 after joining us in December 2010 as Director, Strategic Planning where he was responsible for both corporate development and capital markets initiatives. Mr. Young is also a director of certain of PBF Energy’s subsidiaries, including PBF GP. Prior to joining the Company, Mr. Young spent eleven years in corporate finance, strategic planning and mergers and acquisitions roles across a variety of industries. He began his career in investment banking before joining J.F. Lehman & Company, a private equity investment firm, in 2001.
Paul Davis has served as our and PBF Energy’s President, PBF Energy Western Region LLC since September 2017. Mr. Davis joined us in April of 2012 and served as head of our commercial operations related to crude oil and refinery feedstock sourcing from May of 2013 to January 2015 and, from January 2015 to September 2015, served as our Co-Head of Commercial and served as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company (“HETCO”) from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil Corporation in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined petroleum products, as well as optimization roles within refineries.
Thomas L. O’Connor has served as our and PBF Energy Senior Vice President, Commercial since September 2015. Mr. O’Connor joined us and PBF Energy as Senior Vice President in September 2014 with responsibility for business development and growing the business of PBFX, and from January to September 2015, served as Co-Head of commercial activities. Prior to joining us, Mr. O’Connor worked at Morgan Stanley since 2000 in various positions, most recently as a Managing Director and Global Head of Crude Oil Trading and Global Co-Head of Oil Flow Trading. Prior to joining Morgan Stanley, Mr. O’Connor worked for Tosco from 1995 to 2000 in the Atlantic Basin Fuel Oil and Feedstocks group.
Herman Seedorf serves as our and PBF Energy’s Senior Vice President of Refining. Mr. Seedorf originally joined us in February of 2011 as the Delaware City Refinery Plant Manager and became Senior Vice President, Eastern Region Refining, in September of 2013. Prior to 2011, Mr. Seedorf served as the refinery manager of the Wood River Refinery in Roxana, Illinois, and also as an officer of the joint venture between ConocoPhillips and Cenovus Energy Inc. Mr. Seedorf’s oversight responsibilities included the development and execution of the multi-billion dollar upgrade project which enabled the expanded processing of Canadian crude oils. He also served as the refinery manager of the Bayway Refinery in Linden, New Jersey for four years during the time period that it was an asset of Tosco. Mr. Seedorf began his career in the petroleum industry with Exxon Corporation (“Exxon”) in 1980.

Trecia Canty has served as our Senior Vice President, General Counsel and Secretary since September 2015. In her role, Ms. Canty is responsible for the Legal Department and Contracts Administration. Previously, Ms. Canty was named Vice President, Senior Deputy General Counsel and Assistant Secretary in October 2014 and led our commercial and finance legal operations since joining us in November 2012. Ms. Canty is also a director of certain of PBF Energy’s subsidiaries. Prior to joining us, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton.
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
Additional information required by this Item will be contained in PBF Energy’s 2018 Proxy Statement, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors of PBF Holding Company LLC
Directors of PBF Holding receive no separate compensation for service on the board of directors or committees thereof.
Additional information required under this Item will be contained in PBF Energy’s 2018 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of December 31, 2017, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. Refer to Note 13 “Equity Structure” of our Notes to Consolidated Financial Statements.
The stockholders of PBF Energy may be deemed to beneficially own an interest in our membership interests by virtue of their beneficial ownership of shares of Class A common stock of PBF Energy. PBF Energy reports separately on the beneficial ownership of its officers, directors and significant stockholders. For additional information, we refer you to PBF Energy’s 2018 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to “Note 9 - Affiliate Notes Payable”, “Note 11 - Related Party Transactions” and “Note 20 - Subsequent Events” of our Notes to Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Deloitte & Touche LLP (“Deloitte”) is our independent registered public accounting firm. Our audit fees are determined as part of the overall audit fees for PBF Energy and are approved by the audit committee of the board of directors of PBF Energy. PBF Energy reports separately on the fees and services of its principal accountants. For additional information, we refer you to PBF Energy’s 2018 Proxy Statement, which is incorporated herein by reference.
The following table presents fees billed for the years ended December 31, 2017 and 2016 for professional services performed by Deloitte.

	2017	2016
Audit Fees and Expenses (1)	$4,299,000	$3,988,690
Audit-related Fees (2)	588,000	867,767
Tax Fees (3)	—	—
All Other Fees	—	—
Total Fees and Expenses	$4,887,000	$4,856,457

(1) Represents the aggregate fees for professional services rendered by Deloitte in connection with its audits of PBF Holding and its indirect parent, PBF Energy’s consolidated financial statements, including the audits of internal control over financial reporting of PBF Energy, and reviews of the condensed consolidated financial statements included in Quarterly Reports on Form 10-Q.

(2) Represents fees for professional services rendered in connection with various filings for PBF Energy and its subsidiaries, including (i) services rendered in connection with the PBF Energy public offerings in 2016 and the Senior Notes offerings and related notes registrations in 2016 and 2017, (ii) audits performed relating to subsequent asset contributions by PBF LLC to PBF Logistics LP, and (iii) consultations on accounting issues.

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

2.1
Contribution Agreement dated as of February 15, 2017 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

2.2
Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764) )

2.3
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015 (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764))

2.4
Sale and Purchase Agreement by and between PBF Holding Company LLC, ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. as of June 17, 2015 (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 17, 2015 (File No. 001-35764))

3.1
Certificate of Formation of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.1 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 dated January 14, 2013 (Registration No. 333-186007))

3.2
Limited Liability Company Agreement of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.2 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007))

3.3	Certificate of Incorporation of PBF Finance Corporation (Incorporated by reference to Exhibit 3.3 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007))

3.4	Bylaws of PBF Finance Corporation (Incorporated by reference to Exhibit 3.4 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007))

4.1
Indenture dated as of May 30, 2017, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and Form of 7.25% Senior Note (included as Exhibit A) (incorporated by reference to Exhibit 4.1 of PBF Holding Company LLC’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.2
Registration Rights Agreement dated May 30, 2017, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and Citi Global Markets Inc., as Representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.3 of PBF Holding Company LLC’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.3
Indenture dated as of November 24, 2015, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent and Form of 7.00% Senior Secured Note (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 30, 2015 (File No. 001-35764))

4.4
First Supplemental Indenture, dated as of July 29, 2016, among PBF Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

4.5
Registration Rights Agreement dated November 24, 2015, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and UBS Securities LLC, as Representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 30, 2015 (File No. 001-35764))

10.1**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to DEF 14A filed with PBF Energy Inc.’s Proxy Statement dated March 22, 2016 (File No. 001-35764))

10.2**
PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Registration Statement on Form S-8 (Registration No, 333-218075) filed on May 18, 2017).

10.3**
Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.4**
Form of Restricted Stock Award Agreement for Directors under the PBF Energy Inc. 2012 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 7, 2014 (File No. 001-35764))

10.5 **
Form of Restricted Stock Award Agreement for Directors under PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 5, 2016 (File No. 001-35764))

10.6 **
Form of Restricted Stock Agreement for Employees under PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 28, 2016 (File No. 001-35764))

10.7**
Form of Restricted Stock Agreement for Employees under PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.8**
Form of Restricted Stock Agreement for Directors under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 3, 2017 (File No. 001-35764)).

10.9
Form of 2017 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 31, 2017).

10.10**
Form of 2017 Equity Incentive Plan Non-Qualified Stock Agreement (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 31, 2017).

10.11**
Amended and Restated Restricted Stock Agreement for Directors under the PBF Energy Inc. 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.12**
Form of Amended and Restated Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.5 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.13**
Form of Amended and Restated Restricted Stock Agreement under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.14
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

10.15
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.16
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.17
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.18
Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.19
Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.7 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.20
Third Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC and UBS Securities LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s September 30, 2014 Quarterly Report on Form 10-Q (File No. 001-35764))

10.21
Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.22
Joinder Agreement to the Amended and Restated ABL Security Agreement dated as of July 1, 2016, among PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.23
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Torrance Refining Company LLC and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference to Exhibit 10.12 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.24
Joinder Agreement to the Third Amended and Restated Revolving Credit Agreement dated as of July 1, 2016, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including PBF Western Region LLC, Torrance Logistics Company LLC and UBS AG, Stamford Branch, as Administrative Agent (incorporated by reference to Exhibit 10.13 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.25	Revolving Credit Agreement, dated as of March 26, 2014, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank

10.26
First Amendment to Loan Agreement dated as of April 29, 2015, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 29, 2015 (File No. 001-35764))

10.27
Second Amendment to Loan Agreement dated as of July 15, 2016, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764))

10.28
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 5, 2015 (File No. 001-35764))

10.29
Fourth Amended and Restated Omnibus Agreement dated as of August 31, 2016 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764))

10.30
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.31
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.32†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764))

10.33†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764))

10.34†
Amendment to the Inventory Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 3, 2017 (File No. 001-35764)).

10.35†
Amendment to the Inventory Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 3, 2017 (File No. 001-35764)).

10.36
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

10.37†
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

10.38
Third Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC and UBS Securities LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 7, 2014 (File No. 001-35764))

10.39
Contribution, Conveyance and Assumption Agreement dated as of May 8, 2014 by and among PBF Logistics LP, PBF Logistics GP LLC, PBF Energy Inc., PBF Energy Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC and Toledo Refining Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.40
Delaware City Rail Terminaling Services Agreement, dated as of May 14, 2014 (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.41
Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014 (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 7, 2014 (File No. 001-35764))

10.41.1
Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP’s Current Report on Form 8-K dated December 16, 2014 (File No. 001-36446))

10.42
Contribution Agreement, dated as of September 16, 2014 among PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-35764))

10.43
Delaware City West Ladder Rack Terminaling Services Agreement, dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.44
Contribution Agreement, dated as of December 2, 2014 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 5, 2014 (File No. 001-35764))

10.45
Firm Transportation Service Agreement dated as of August 3, 2017, by and between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 wit PBF Logistics LP’s Quarterly Report on Form 10-Q dated November 2,2017 (File No. 001-36446).

10.46
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446))

10.47**
Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764))

10.48**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764))

10.49**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764))

10.50**
Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.51**
Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.52**
Second Amended and Restated Employment Agreement, dated as of September 29, 2015, between PBF Investments LLC and Jeffrey Dill (incorporated by reference to Exhibit 10.35 filed with PBF Holding Company LLC’s Annual Report on Form 10-K dated March 9, 2017 (File No. 333-186007))

12.1*	Computation of Ratios of Earnings to Fixed Charges of PBF Holding Company LLC

21.1*	Subsidiaries of PBF Holding Company LLC

24.1*	Power of Attorney (included on signature page)

31.1*	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*(1)	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*(1)	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

†	Confidential treatment has been granted by the SEC as to certain portions, which portions have been omitted and filed separately with the SEC.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF HOLDING COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To PBF Energy Inc., the Managing Member of
PBF Holding Company LLC

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Holding Company LLC and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 9, 2018

We have served as the Company's auditor since 2011.

PBF HOLDING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$526,160	$626,705
Accounts receivable	951,129	615,881
Accounts receivable - affiliate	8,352	7,631
Inventories	2,213,797	1,863,560
Prepaid and other current assets	49,523	40,536
Total current assets	3,748,961	3,154,313

Property, plant and equipment, net	2,805,390	2,728,699
Investment in equity method investee	171,903	179,882
Deferred charges and other assets, net	779,924	504,003
Total assets	$7,506,178	$6,566,897

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$572,932	$530,365
Accounts payable - affiliate	40,817	37,863
Accrued expenses	1,800,859	1,462,729
Current debt	10,987	—
Deferred revenue	7,495	12,340
Note payable	5,621	—
Total current liabilities	2,438,711	2,043,297

Long-term debt	1,626,249	1,576,559
Affiliate notes payable	—	86,298
Deferred tax liabilities	33,155	45,699
Other long-term liabilities	223,961	226,111
Total liabilities	4,322,076	3,977,964

Commitments and contingencies (Note 12)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,359,791	2,155,863
Retained earnings	840,431	446,519
Accumulated other comprehensive loss	(26,928)	(25,962)
Total PBF Holding Company LLC equity	3,173,294	2,576,420
Noncontrolling interest	10,808	12,513
Total equity	3,184,102	2,588,933
Total liabilities and equity	$7,506,178	$6,566,897

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Revenues	$21,772,478	$15,908,537	$13,123,929

Cost and expenses:
Cost of products and other	19,095,827	13,765,088	11,611,599
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,627,616	1,390,582	889,368
Depreciation and amortization expense	254,271	204,005	181,422
Cost of sales	20,977,714	15,359,675	12,682,389
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	198,164	149,643	166,904
Depreciation and amortization expense	12,964	5,835	9,688
Equity income in investee	(14,565)	(5,679)	—
Loss (gain) on sale of assets	1,458	11,374	(1,004)
Total cost and expenses	21,175,735	15,520,848	12,857,977

Income from operations	596,743	387,689	265,952

Other income (expense):
Change in fair value of catalyst leases	(2,247)	1,422	10,184
Debt extinguishment costs	(25,451)	—	—
Interest expense, net	(122,628)	(129,536)	(88,194)
Income before income taxes	446,417	259,575	187,942
Income tax (benefit) expense	(10,783)	23,689	648
Net income	457,200	235,886	187,294
Less: net income attributable to noncontrolling interests	95	269	274
Net income attributable to PBF Holding Company LLC	$457,105	$235,617	$187,020

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$457,200	$235,886	$187,294
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities	(16)	(42)	124
Net (loss) gain on pension and other post-retirement benefits	(950)	(2,550)	1,982
Total other comprehensive (loss) income	(966)	(2,592)	2,106
Comprehensive income	456,234	233,294	189,400
Less: comprehensive income attributable to noncontrolling interests	95	269	274
Comprehensive income attributable to PBF Holding Company LLC	$456,139	$233,025	$189,126

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Member's Equity	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, January 1, 2015	$1,144,100	$(26,876)	$513,292	$—	$1,630,516
Member distributions	—	—	(350,658)	—	(350,658)
Capital contributions	345,000	—	—	—	345,000
Distribution of assets to PBF LLC	(19,233)	—	—	—	(19,233)
Stock based compensation	9,218	—	—	—	9,218
Exercise of options and other	90	—	—	—	90
Net income	—	—	187,020	274	187,294
Other comprehensive income	—	2,106	—	—	2,106
Noncontrolling interest acquired in Chalmette Acquisition	—	—	—	16,951	16,951
Balance, December 31, 2015	1,479,175	(24,770)	349,654	17,225	1,821,284
Member distributions	—	—	(139,434)	—	(139,434)
Capital contributions	830,247	—	—	—	830,247
Distribution of assets to PBF LLC	(172,743)	—	—	—	(172,743)
Stock based compensation	18,296	—	—	—	18,296
Exercise of options and other	886	—	—	—	886
Net income	—	—	235,617	269	235,886
Other comprehensive loss	—	(2,592)	—	—	(2,592)
Other	2	1,400	682	(4,981)	(2,897)
Balance, December 31, 2016	2,155,863	(25,962)	446,519	12,513	2,588,933
Member distributions	—	—	(61,149)	—	(61,149)
Capital contributions	183,298	—	—	—	183,298
Stock based compensation	21,503	—	—	—	21,503
Net income	—	—	457,105	95	457,200
Other comprehensive loss	—	(966)	—	—	(966)
Other	(873)	—	(2,044)	(1,800)	(4,717)
Balance, December 31, 2017	$2,359,791	$(26,928)	$840,431	$10,808	$3,184,102

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$457,200	$235,886	$187,294
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	274,651	218,933	199,383
Stock-based compensation	21,503	18,296	9,218
Change in fair value of catalyst leases	2,247	(1,422)	(10,184)
Deferred income taxes	(12,526)	19,802	—
Non-cash change in inventory repurchase obligations	13,779	29,453	63,389
Non-cash lower of cost or market inventory adjustment	(295,532)	(521,348)	427,226
Debt extinguishment costs	25,451	—	—
Pension and other post-retirement benefit costs	42,242	37,987	26,982
Income from equity method investee	(14,565)	(5,679)	—
Distributions from equity method investee	20,244	—	—
Loss (gain) on sale of assets	1,458	11,374	(1,004)

Changes in operating assets and liabilities:
Accounts receivable	(335,248)	(161,122)	97,636
Due to/from affiliates	3,233	9,721	12,104
Inventories	(54,705)	236,602	(271,892)
Prepaid and other current assets	(9,191)	(5,783)	(631)
Accounts payable	34,527	213,514	(25,015)
Accrued expenses	353,115	227,986	(37,737)
Deferred revenue	(4,845)	8,297	2,816
Other assets and liabilities	(51,974)	(20,878)	(27,182)
Net cash provided by operations	471,064	551,619	652,403

Cash flows from investing activities:
Acquisition of Torrance refinery and related logistics assets	—	(971,932)	—
Acquisition of Chalmette refinery, net of cash acquired	—	(2,659)	(565,304)
Expenditures for property, plant and equipment	(232,656)	(282,430)	(352,365)
Expenditures for deferred turnaround costs	(379,114)	(198,664)	(53,576)
Expenditures for other assets	(31,143)	(42,506)	(8,236)
Proceeds from sale of assets	—	24,692	168,270
Equity method investment - return of capital	1,300	—	—
Net cash used in investing activities	$(641,613)	$(1,473,499)	$(811,211)

See notes to consolidated financial statements.

Cash flows from financing activities:
Contributions from PBF LLC	$97,000	$450,300	$345,000
Distributions to members	(61,149)	(139,434)	(350,658)
Distributions to T&M and Collins shareholders	(1,800)	—	—
Payment received for affiliate note receivable	11,600	—	—
Proceeds from affiliate notes payable	—	43,396	347,783
Repayments of affiliate notes payable	—	(53,524)	—
Proceeds from 2025 7.25% Senior Notes	725,000	—	—
Cash paid to extinguish 2020 8.25% Senior Secured Notes	(690,209)	—	—
Proceeds from revolver borrowings	490,000	550,000	170,000
Repayments of revolver borrowings	(490,000)	(200,000)	(170,000)
Proceeds from Rail Facility revolver borrowings	—	—	102,075
Repayments of Rail Facility revolver borrowings	—	(67,491)	(71,938)
Proceeds from PBF Rail Term Loan	—	35,000	—
Repayments of PBF Rail Term Loan	(6,633)	—	—
Proceeds from 2023 Senior Notes	—	—	500,000
Proceeds from catalyst lease	10,830	15,589	—
Repayments of note payable	(1,210)	—	—
Deferred financing costs and other	(13,425)	—	(17,108)
Net cash provided by financing activities	$70,004	$633,836	$855,154

Net (decrease) increase in cash and cash equivalents	$(100,545)	$(288,044)	$696,346
Cash and equivalents, beginning of period	626,705	914,749	218,403
Cash and equivalents, end of period	$526,160	$626,705	$914,749

Supplemental cash flow disclosure
Non-cash activities:
Conversion of affiliate notes payable to capital contribution	$86,298	$379,947	$—
Conversion of Delaware Economic Development Authority loan to grant	—	4,000	4,000
Accrued and unpaid capital expenditures	25,382	34,055	7,974
Distribution of assets to PBF Energy Company LLC	25,547	172,743	19,233
Note payable issued for purchase of property, plant and equipment	6,831	—	—
Cash paid during the year for:
Interest (net of capitalized interest of $5,937, $8,333 and $3,529 in 2017, 2016 and 2015, respectively)	$131,416	$108,547	$79,842
Income taxes	—	2,449	—

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 96.7% of the outstanding economic interest in PBF LLC as of December 31, 2017. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
On May 14, 2014, PBF Logistics LP (“PBFX”), a Delaware master limited partnership, completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. In connection with the PBFX Offering, PBF Holding contributed to PBFX the assets and liabilities of certain crude oil terminaling assets. In a series of additional transactions subsequent to the PBFX Offering, PBF Holding distributed certain additional assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 11 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of December 31, 2017, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Presentation
These consolidated financial statements include the accounts of PBF Holding and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Change in Presentation
In 2017, the Company determined that it would revise the presentation of certain line items on its consolidated statements of operations to enhance its disclosure under the requirements of Rule 5-03 of Regulation S-X. The revised presentation is comprised of the inclusion of a subtotal within costs and expenses referred to as “Cost of sales” and the reclassification of total depreciation and amortization expense between such amounts attributable to cost of sales and other operating costs and expenses. The amount of depreciation and amortization expense that is presented separately within the “Cost of Sales” subtotal represents depreciation and amortization of refining and logistics assets that are integral to the refinery production process.
The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on the Company’s historical consolidated income from operations or net income, nor does it have any impact on its consolidated balance sheets, statements of comprehensive income, statements of changes in equity or statements of cash flows. Presented below is a summary of the effects of this

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

revised presentation on the Company’s historical statements of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$13,765,088	—	$13,765,088
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,390,582	—	1,390,582
Depreciation and amortization expense	—	204,005	204,005
Cost of sales			15,359,675
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	149,643	—	149,643
Depreciation and amortization expense	209,840	(204,005)	5,835
Equity income in investee	(5,679)	—	(5,679)
Loss on sale of assets	11,374	—	11,374
Total cost and expenses	$15,520,848		$15,520,848

	Year Ended December 31, 2015
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$11,611,599	—	$11,611,599
Operating expenses (excluding depreciation and amortization expense as reflected below)	889,368	—	889,368
Depreciation and amortization expense	—	181,422	181,422
Cost of sales			12,682,389
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	166,904	—	166,904
Depreciation and amortization expense	191,110	(181,422)	9,688
Gain on sale of assets	(1,004)	—	(1,004)
Total cost and expenses	$12,857,977		$12,857,977
Cost Classifications
Cost of products and other consists of the cost of crude oil, other feedstocks, blendstocks and purchased refined products and the related in-bound freight and transportation costs.
Operating expenses (excluding depreciation and amortization) consists of direct costs of labor, maintenance and services, utilities, property taxes, environmental compliance costs and other direct operating costs incurred in connection with our refining operations. Such expenses exclude depreciation related to refining and logistics assets that are integral to the refinery production process, which is presented separately as Depreciation and amortization expense as a component of Cost of sales on the Company’s consolidated statements of operations.
Reclassification
Certain amounts previously reported in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the 2017 presentation. These reclassifications, in addition to the changes in “Cost and expenses” described above, include certain details about accrued expenses and deferred charges and other assets in those respective footnotes.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from those estimates.
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
Concentrations of Credit Risk
For the years ended December 31, 2017, 2016 and 2015 no single customer amounted to greater than or equal to 10% of the Company’s revenues.
No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2017 or December 31, 2016.
Revenue, Deferred Revenue and Accounts Receivable
The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when there is persuasive evidence of an agreement, the sales prices are fixed or determinable, collectability is reasonably assured and when products are shipped or delivered in accordance with their respective agreements. Revenue for services is recorded when the services have been provided. Certain of the Company’s refineries have product offtake agreements with third-parties under which these third parties purchase a portion of the refineries’ daily gasoline production. The refineries also sell their products through short-term contracts or on the spot market.
On May 4, 2017 and September 8, 2017, PBF Holding and its subsidiaries, DCR and PRC, entered into amendments to the inventory intermediation agreements (as amended in the second and third quarters of 2017, the “A&R Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the A&R Intermediation Agreement by and among J. Aron, PBF Holding and PRC relating to the Paulsboro refinery extends the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020 and (ii) the A&R Intermediation Agreement by and among J. Aron, PBF Holding and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Pursuant to each A&R Intermediation Agreement, J. Aron, will continue to purchase and hold title to certain of the intermediate and finished products (the “Products”) produced by the Paulsboro and Delaware City refineries (the “Refineries”), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries’ tanks. These purchases and sales are settled monthly at the daily market prices related to those products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the refineries to J. Aron. Additionally, J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2017 and 2016.
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
Intangible assets with finite lives primarily consist of emission credits and permits and are amortized over their estimated useful lives (generally 1 to 10 years).
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
Investments in Equity Method Investments
For equity investments that are not required to be consolidated under the variable or voting interest model, the Company evaluates the level of influence it is able to exercise over an entity’s operations to determine whether to use the equity method of accounting. The Company’s judgment regarding the level of control over an equity method investment includes considering key factors such as its ownership interest, participation in policy-making and other significant decisions and material intercompany transactions. Amounts recognized for equity method investments are included in equity method investments in the consolidated balance sheet and adjusted for the Company’s share of the net earnings and losses of the investee and cash distributions, which are included in the consolidated statements of operations and the consolidated statements of cash flows. Amounts recognized for earnings in excess of distributions of the Company’s equity method investments are included in the operating section of the consolidated statements of cash flows. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. A loss is recorded in earnings in the current period to write down the carrying value of the investment to fair value if a decline in the value of an equity method investment is determined to be other than temporary.
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
Income Taxes
As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, there is no benefit or expense for federal or state income tax in the accompanying financial statements apart from the income taxes attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining and the Company’s wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd”). These subsidiaries are treated as C-corporations for tax purposes.
The Federal tax returns for all years since 2014 and state tax returns for all years since 2013 or 2014 are subject to examination by the respective tax authorities.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” requiring revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the expected consideration for these goods or services. The new guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition”, and most industry-specific guidance. The Company has adopted this new standard effective January 1, 2018, using the modified retrospective application, whereby a cumulative effect adjustment will be recognized upon adoption, if applicable, and the guidance will be applied prospectively.
The Company has completed our evaluation of the provisions of this standard and concluded that the adoption will not materially change the amount or timing of revenues recognized by the Company, nor will it materially affect

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

the Company’s financial position. The majority of the Company’s revenues are generated from the sale of refined petroleum products and ethanol. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to its customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to its customers and when the Company’s performance obligation to its customers is fulfilled. Under the modified retrospective method of adoption, the cumulative effect of initially applying the standard is recognized as an adjustment to the opening balance of retained earnings, and revenues reported in the periods prior to the date of adoption are not changed. The Company does not, however, expect to make such an adjustment to retained earnings as the Company has determined any such adjustment to not be material. The Company is currently developing its revenue disclosures and enhancing its accounting systems to enable the preparation of such disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide additional clarification and implementation guidance for leases related to ASU 2016-02 including ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”) (collectively, the Company refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”) The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. ASU 2018-01 provides a practical expedient whereby land easements (also known as “rights of way”) that are not accounted for as leases under existing GAAP would not need to be evaluated under ASU 2016-02; however the Updated Lease Guidance would apply prospectively to all new or modified land easements after the effective date of ASU 2016-02. In January 2018, the FASB issued a proposed ASU that would provide an additional transition method for the Updated Lease Guidance for lessees and a practical expedient for lessors. As proposed, this additional transition method would allow lessees to initially apply the requirements of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The proposed practical expedient would allow lessors to not separate non-lease components from the related lease components in certain situations. Assuming the proposed ASU is approved after the comment period, the proposed ASU would have the same effective date as ASU 2016-02. While early adoption is permitted, the Company will not early adopt this Updated Lease Guidance. The Company has established a working group to study and lead implementation of the Updated Lease Guidance. This working group has been meeting on a regular basis and has instituted a preliminary task plan designed to meet the implementation deadline for ASU 2016-02. The Company has also evaluated and purchased a lease software system and has begun implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on its consolidated financial statements and related disclosures. At this time, the Company has identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating the interest expense component of financing leases. While the assessment of the impacts arising from this standard is progressing, the Company has not fully determined the impacts on its business processes, controls or financial statement disclosures at this time.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements and related disclosures.
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
In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). This ASU is discussed above in connection with ASU 2016-02 on leases.

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
The aggregate purchase price for the Torrance Acquisition was $521,350 in cash after post-closing purchase price adjustments, plus final working capital of $450,582. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand, including proceeds from certain PBF Energy equity offerings and borrowings under the asset based revolving credit agreement (the “Revolving Loan”).
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

Fair Value Allocation
Inventories	$404,542
Prepaid and other current assets	982
Property, plant and equipment	704,633
Deferred charges and other assets, net	68,053
Accounts payable	(2,688)
Accrued expenses	(64,137)
Other long-term liabilities	(139,453)
Fair value of net assets acquired	$971,932
The results of operations of the Torrance refinery and related logistics assets are included in the Company’s consolidated financial statements for the full year ended December 31, 2017. The Company’s consolidated financial statements for the year ended December 31, 2016 include the results of operations of such assets from the date of the Torrance Acquisition on July 1, 2016 to December 31 2016 during which period the Torrance refinery and related logistics assets contributed revenues of $1,977,204 and net income of $86,394. On an unaudited pro forma basis, the revenues and net income of the Company assuming the Torrance Acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense attributable to the Torrance Acquisition and interest expense associated with the related financing.

	Year ended December 31,
(Unaudited)	2016	2015
Pro forma revenues	$16,987,548	$16,252,729
Pro forma net income (loss) attributable to PBF Holding Company LLC	$31,565	$(176,410)
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). While the Company’s consolidated financial statements for both the years ended December 31, 2017 and 2016 include the results of operations of Chalmette Refining, the final working capital settlement for the Chalmette Acquisition was finalized in the first quarter of 2016. Additionally, certain acquisition related costs for the Chalmette Acquisition were recorded in the first quarter of 2016.
The Company’s consolidated financial statements for the years ended December 31, 2017 and 2016 include the results of operations of the Chalmette refinery for the full year. The Company’s consolidated financial statements for the year ended December 31, 2015 include the results of operations of the Chalmette refinery since November 1, 2015 during which period the Chalmette refinery contributed revenues of $643,267 and net income of $53,539. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2014, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Chalmette acquisition financing.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Year ended December 31,
(Unaudited)	2015
Pro forma revenues	$16,811,922
Pro forma net income attributable to PBF Holding Company LLC	397,108
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions of $488, $13,622 and $5,833 in the years ended December 31, 2017, 2016 and 2015, respectively. These costs are included in the consolidated income statement in General and administrative expenses.

4. INVENTORIES
Inventories consisted of the following:

December 31, 2017
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,073,093	$—	$1,073,093
Refined products and blendstocks	1,030,817	311,477	1,342,294
Warehouse stock and other	98,866	—	98,866
	$2,202,776	$311,477	$2,514,253
Lower of cost or market adjustment	(232,652)	(67,804)	(300,456)
Total inventories	$1,970,124	$243,673	$2,213,797

December 31, 2016
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,102,007	$—	$1,102,007
Refined products and blendstocks	915,397	352,464	1,267,861
Warehouse stock and other	89,680	—	89,680
	$2,107,084	$352,464	$2,459,548
Lower of cost or market adjustment	(492,415)	(103,573)	(595,988)
Total inventories	$1,614,669	$248,891	$1,863,560

Inventory under inventory intermediation arrangements included certain light finished products sold to counterparties and stored in the Paulsboro and Delaware City refineries’ storage facilities in connection with the A&R Intermediation Agreements with J. Aron.
During the year ended December 31, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $295,532 reflecting the net change in the lower of cost or market inventory reserve from $595,988 at December 31, 2016 to $300,456 at December 31, 2017. During the year ended December 31, 2016, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $521,348

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

reflecting the net change in the lower of cost or market inventory reserve from $1,117,336 at December 31, 2015 to $595,988 at December 31, 2016.

An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. We recorded a charge related to a LIFO layer decrement of $4,940 and $11,746 during the years ended December 31, 2017 and December 31, 2016, respectively.

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31, 2017	December 31, 2016
Land	$253,105	$253,110
Process units, pipelines and equipment	2,799,360	2,504,008
Buildings and leasehold improvements	50,001	49,020
Computers, furniture and fixtures	105,921	81,780
Construction in progress	167,460	289,338
	3,375,847	3,177,256
Less—Accumulated depreciation	(570,457)	(448,557)
Total property, plant and equipment, net	$2,805,390	$2,728,699
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $123,257, $104,293 and $88,474, respectively. The Company capitalized $5,937 and $8,333 in interest during 2017 and 2016, respectively, in connection with construction in progress.

6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	December 31, 2017	December 31, 2016
Deferred turnaround costs, net	$560,403	$302,919
Catalyst	131,019	114,788
Environmental credits	42,452	51,636
Linefill	19,485	19,485
Pension plan assets	9,593	9,440
Intangible assets, net	537	577
Other	16,435	5,158
Total deferred charges and other assets, net	$779,924	$504,003

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $143,978, $105,547 and $102,636 for the years ended December 31, 2017, 2016 and 2015, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Intangible assets, net was comprised of permits and emission credits as follows:

	December 31, 2017	December 31, 2016
Gross amount	$3,996	$3,996
Accumulated amortization	(3,459)	(3,419)
Net amount	$537	$577

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2017	December 31, 2016
Inventory-related accruals	$1,151,810	$810,027
Inventory intermediation arrangements	244,287	225,524
Excise and sales tax payable	118,515	86,046
Accrued transportation costs	64,400	89,830
Accrued salaries and benefits	58,589	17,466
Accrued utilities	42,189	44,190
Accrued refinery maintenance and support costs	35,674	28,670
Renewable energy credit and emissions obligations	26,231	70,158
Accrued capital expenditures	17,342	33,610
Customer deposits	16,133	9,215
Accrued interest	9,466	28,934
Environmental liabilities	7,968	8,882
Other	8,255	10,177
Total accrued expenses	$1,800,859	$1,462,729

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron. As of December 31, 2017 and December 31, 2016, a liability is recognized for the inventory intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the A&R Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32(“AB32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

8. CREDIT FACILITY AND DEBT
Revolving Loan
On August 15, 2014, PBF Holding amended and restated the terms of the Revolving Loan to, among other things, increase the commitment from $1,610,000 to $2,500,000, and extend the maturity to August 2019. In addition, the amended and restated agreement reduced the interest rate on advances and the commitment fee paid on the unused portion of the facility. The amended and restated agreement also increased the sublimit for letters of credit from $1,000,000 to $1,500,000 and reduced the combined LC Participation Fee and Fronting Fee paid on issued and outstanding letters of credit. The LC Participation Fee ranges from 1.25% to 2.0% depending on the Company’s senior secured debt rating and the Fronting Fee is equal to 0.25%.
An accordion feature allows for increases in the aggregate commitment of up to $2,750,000. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2,600,000 and $2,635,000, respectively. At the option of PBF Holding, advances under the Revolving Loan bear interest either at the Alternate Base Rate plus the Applicable Margin, or the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company’s senior secured debt rating. Interest is paid in arrears, either at the maturity of each Adjusted LIBOR Rate Loan or quarterly in the case of Alternate Base Rate Loans.
Advances under the Revolving Loan, plus all issued and outstanding letters of credit may not exceed the lesser of $2,635,000 or the Borrowing Base, as defined in the credit agreement. The Revolving Loan can be prepaid, without penalty, at any time.
The Revolving Loan contains customary covenants and restrictions on the activities of PBF Holding and its subsidiaries, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt, distributions, dividends and the repurchase of capital stock, transactions with affiliates, the ability of PBF Holding to change the nature of its business or its fiscal year, the ability of PBF Holding to amend the terms of the Senior Notes documents, and sale and leaseback transactions, all as defined in the credit agreement.
In addition, the Revolving Loan has a financial covenant which requires that if at any time Excess Availability, as defined in the credit agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100,000 and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100,000 for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the credit agreement and determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0.
PBF Holding’s obligations under the Revolving Loan are (a) guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the credit agreement) and (b) secured by a lien on (i) PBF LLC’s equity interest in PBF Holding and (ii) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral); all accounts receivable; all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the A&R Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
Outstanding borrowings under the Revolving Loan as of December 31, 2017 and December 31, 2016 was $350,000 and $350,000, respectively. Issued letters of credit were $586,274 and $411,997, as of December 31, 2017 and December 31, 2016, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBF Rail Term Loan
On December 22, 2016, PBF Rail Logistics Company LLC (“PBF Rail”) entered into a $35,000 term loan (the “PBF Rail Term Loan”) with a commercial bank lender to the transportation industry. The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at a rate equal to one month LIBOR plus 2.0%. As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain eligible railcars; (ii) the Debt Service Reserve Account; and (iii) PBF Holding’s membership interest in PBF Rail. Additionally, the PBF Rail Term Loan contains customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars securing the loan are sold, scrapped or otherwise removed from the collateral pool.
There was $28,366 and $35,000 outstanding under the PBF Rail Term Loan as of December 31, 2017 and December 31, 2016, respectively.
Senior Notes
On February 9, 2012, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation, completed the offering of $675,500 aggregate principal amount of 8.25% Senior Secured Notes due 2020 (the “2020 Senior Secured Notes”). The net proceeds, after deducting the original issue discount, the initial purchasers’ discounts and commissions, and the fees and expenses of the offering, were used to repay certain outstanding indebtedness plus accrued interest, as well as to reduce the outstanding balance of the Revolving Loan.
On November 24, 2015, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation completed an offering of $500,000 in aggregate principal amount of 7.00% Senior Secured Notes due 2023 (the “2023 Senior Notes”, and together with the 2020 Senior Secured Notes, the “Senior Secured Notes”). The net proceeds from the 2023 Senior Notes offering were approximately $490,000 after deducting the initial purchasers’ discount and offering expenses. The Issuers used the proceeds for general corporate purposes, including funding a portion of the purchase price for the acquisition of the Torrance refinery and related logistics assets.
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
In addition, the Senior Secured Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities including limitations on PBF Holding’s and its restricted subsidiaries’ ability to, among other things; (1) incur additional indebtedness or issue certain preferred stock; (2) make equity distributions; (3) pay dividends on or repurchase capital stock or make other restricted payments; (4) enter into transactions with affiliates; (5) create liens; (6) engage in mergers and consolidations or otherwise sell all or substantially all of our assets; (7) designate subsidiaries as unrestricted subsidiaries; (8) make certain investments; and (9) limit the ability of restricted subsidiaries to make payments to PBF Holding.
At all times after (a) a covenant suspension event (which requires that the Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s), or (b) a Collateral Fall-Away Event, as defined in the indenture, the Senior Secured Notes will become unsecured.
On May 30, 2017, PBF Holding entered into an Indenture (the “Indenture”) among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (“PBF Finance” and, together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”) and Wilmington Trust, National Association, as Trustee, under which the Issuers issued $725,000 in aggregate principal amount of 7.25% senior notes due 2025 (the “2025 Senior Notes”). The Issuers received net proceeds of approximately $711,576 from the offering after deducting the initial purchasers’ discount and offering expenses, all of which was used to fund the

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

cash tender offer (the “Tender Offer”) for any and all of its outstanding 2020 Senior Secured Notes, to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes which remained outstanding after the completion of the Tender Offer, and for general corporate purposes. The difference between the carrying value of the 2020 Senior Secured Notes on the date they were reacquired and the amount for which they were reacquired has been classified as debt extinguishment costs in the consolidated statements of operations.
The 2025 Senior Notes included a registration rights arrangement whereby the Issuers agreed to file with the SEC and use commercially reasonable efforts to consummate an offer to exchange the 2025 Senior Notes for an issue of registered notes with terms substantially identical to the notes not later than 365 days after the date of the original issuance of the notes. This registration statement was declared effective and the exchange was consummated during the fourth quarter of 2017.
The 2025 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Notes and guarantees are senior unsecured obligations which rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including PBF Holding’s Revolving Loan and 2023 Senior Notes. The 2025 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Loan) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.
PBF Holding has optional redemption rights to repurchase all or a portion of the 2025 Senior Notes at varying prices which are no less than 100% of the principal amount plus accrued and unpaid interest. The holders of the 2025 Senior Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the Indenture. In addition, the 2025 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities that limit certain types of additional debt, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2025 Senior Notes are rated investment grade.
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
Note Payable
In connection with the purchase of a waste water treatment facility servicing the Toledo refinery completed on September 28, 2017, the Company issued a short-term promissory note payable in the amount of $6,831 due June 30, 2018. Payments of $403 on the note are made monthly with a balloon payment of $3,200 due at maturity. As of December 31, 2017, there was $5,621 outstanding under the note payable.
Precious Metals Catalyst Leases
Certain subsidiaries of the Company have entered into agreements whereby such subsidiary sold a portion of its precious metals catalyst to a major commercial bank and then leased back the precious metals catalyst. The volume of the precious metals catalyst and the lease rate are fixed over the term of each lease. At the maturity, the Company must repurchase the precious metals catalyst in question at its then fair market value. The Company believes that there is a substantial market for precious metals catalyst and that it will be able to release such catalyst at maturity. The Company treated these transactions as financing arrangements, and the lease payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying catalyst. The fair value of these repurchase obligations as reflected in the fair value of long-term debt outstanding table below is measured using Level 2 inputs.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Details on the catalyst leases at each of the Company’s refineries as of December 31, 2017 are included in the following table:

	Annual lease fee	Annual interest rate	Expiration date
Paulsboro catalyst lease	$140	2.20%	December 2019
Delaware City catalyst lease	$210	1.95%	October 2019
Delaware City catalyst lease - Palladium	$30	2.05%	October 2019
Delaware City bridge lease (short lease)	$3	1.69%	February 2018 (1)
Delaware City bridge lease (long lease)	$117	1.69%	June 2018 (1)
Toledo catalyst lease	$178	1.75%	June 2020
Chalmette catalyst lease	$185	3.85%	November 2018 (2)
Chalmette catalyst lease	$171	2.20%	November 2019
Torrance catalyst lease	$143	1.78%	July 2019
__________________
(1) On October 5, 2017 Delaware City Refining entered into two platinum bridge leases which will expire in 2018. The leases are payable at maturity and the Company expects that the maturing leases will not be renewed. The total outstanding balance related to these bridge leases as of December 31, 2017 was $10,987 and is included in Current debt on our Consolidated balance sheet.

(2) The Chalmette catalyst lease is included in Long-term debt as of December 31, 2017 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst lease is not renewed at maturity.

Long-term debt outstanding consisted of the following:

	December 31, 2017	December 31, 2016
2025 Senior Notes	$725,000	$—
2023 Senior Notes	500,000	500,000
2020 Senior Secured Notes	—	670,867
Revolving Loan	350,000	350,000
PBF Rail Term Loan	28,366	35,000
Catalyst leases	59,048	45,969
Unamortized deferred financing costs	(25,178)	(25,277)
	1,637,236	1,576,559
Less—Current debt	(10,987)	—
Long-term debt	$1,626,249	$1,576,559

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Debt Maturities
Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2018	$16,066
2019	382,910
2020	10,072
2021	28,366
2022	—
Thereafter	1,225,000
$1,662,414

9. AFFILIATE NOTES PAYABLE
PBF Holding has entered into affiliate notes payable with PBF Energy and PBF LLC with an interest rate of 2.5% and a five-year term, which may be prepaid in whole or in part at any time, at the option of PBF Holding, without penalty or premium. Additional borrowings may be made by PBF Holding under such affiliate notes payable from time to time. In the fourth quarter of 2016, the notes were extended to 2021.
Additionally, during 2016, PBF LLC converted $379,947 of the outstanding notes payable from PBF Holding to a capital contribution. In the first quarter of 2017, PBF LLC converted the full amount of outstanding affiliate notes payable from PBF Holding of $86,298 to a capital contribution. Therefore, as of December 31, 2017, PBF Holding had no outstanding affiliate notes payable with PBF Energy and PBF LLC in comparison to $86,298 outstanding as of December 31, 2016.

10. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Defined benefit pension plan liabilities	$63,579	$60,007
Post-retirement medical plan liabilities	21,527	22,740
Environmental liabilities	138,545	142,935
Other	310	429
Total other long-term liabilities	$223,961	$226,111

11. RELATED PARTY TRANSACTIONS
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

Contribution Agreement	Contribution Date	Assets Contributed
Contribution Agreement I	5/8/2014	DCR Rail Terminal and the Toledo Truck Terminal
Contribution Agreement II	9/30/2014	DCR West Rack
Contribution Agreement III	12/11/2014	Toledo Storage Facility
Contribution Agreement IV	5/5/2015	DCR Products Pipeline and Truck Rack
Contribution Agreement V	8/31/2016	Torrance Valley Pipeline
Contribution Agreement VI	2/15/2017	Paulsboro Natural Gas Pipeline
Pursuant to Contribution Agreement V entered into on August 31, 2016, PBF Holding contributed 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”) to PBF LLC, which in turn were acquired by PBFX. TVPC’s assets consist of the Torrance Valley Pipeline which include the M55, M1 and M70 pipeline systems, including pipeline stations with storage capacity and truck unloading capability at two of the stations.
PBFX Operating Company LP (“PBFX Op Co”), PBFX’s wholly-owned subsidiary, serves as TVPC’s managing member. PBFX, through its ownership of PBFX Op Co, has the sole ability to direct the activities of TVPC that most significantly impact its economic performance. Accordingly, PBFX, and not PBF Holding, is considered to be the primary beneficiary for accounting purposes and as a result PBFX fully consolidates TVPC. Subsequent to the Contribution Agreement V, PBF Holding records an investment in equity method investee on its balance sheet for the 50% of TVPC that it owns. The carrying value of the Company’s equity method investment in TVPC was $171,903 and $179,882 at December 31, 2017 and 2016, respectively. The equity investment in TVPC, through TVP Holding Company LLC “TVP Holding”, is included in the Non-Guarantor financial position and results of PBF Holding disclosed in “Note 21- Consolidating Financial Statements of PBF Holding” as TVP Holding is not a guarantor of the Senior Notes.
Pursuant to Contribution Agreement VI entered into on February 15, 2017, PBF Holding contributed all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) to PBF LLC. PBFX Op Co, PBFX’s wholly-owned subsidiary, in turn acquired the limited liability company interests in PNGPC from PBF LLC. PNGPC owns and operates an existing interstate natural gas pipeline which serves PBF Holding's Paulsboro refinery (the “Paulsboro Natural Gas Pipeline”), which is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). In connection with the PNGPC Contribution Agreement, PBFX constructed a new pipeline to replace the existing pipeline, which commenced services in August 2017.
In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11,600 affiliate promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the new pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline. As a result of the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, PBF Holding received full payment for the affiliate promissory note due from PBFX.
Commercial Agreements with PBFX
PBFX currently derives a substantial majority of its revenue from long-term, fee-based commercial agreements with PBF Holding relating to assets associated with the Contribution Agreements described above, the majority of which include minimum volume commitments (“MVC”) and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various pipeline, rail and truck terminaling and storage services to PBF Holding and PBF Holding has committed to provide

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBFX with minimum fees based on minimum monthly throughput volumes. PBF Holding believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

These commercial agreements (as defined in the table below) with PBFX include:

Service Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Delaware City Rail Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	85,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Delaware West Ladder Rack Terminaling Services Agreement	10/1/2014	7 years, 3 months	2 x 5	40,000 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements (b)	5/1/2016	Various (c)	Evergreen	15,000 bpd (d)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (c)	Evergreen	350,000 barrels (e)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline (f)	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline (f)	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement - Midway Storage Tank (f)	8/31/2016	10 years	2 x 5	55,000 barrels (e)
Torrance Valley Pipeline Transportation Services Agreement - Emidio Storage Tank (f)	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement - Belridge Storage Tank (f)	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Service Agreement (f) (g)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility (f)	12/12/2014	10 years	2 x 5	3,849,271 barrels (e)	PBFX or PBF Holding can declare
Chalmette Storage Services Agreement (f) (h)	See note (h)	10 years	2 x 5	625,000 barrels (e)
____________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)	Subsequent to the Toledo Products Terminal Acquisition, the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

(c)	The East Coast Terminal related party agreements include varying term lengths, ranging from one to five years.

(d)
The East Coast Terminals Terminaling Service Agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding’s Paulsboro refinery, with a 15,000 bpd MVC.

(e)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors.

(f)	These commercial agreements with PBFX are considered leases.

(g)	In August 2017, PBFX’s Paulsboro Natural Gas Pipeline commenced service. Concurrent with the commencement of operations, a new services agreement was entered into between PBF Holding and PNGPC.

(h)	The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

Omnibus Agreement
At the closing of the PBFX Offering, PBF Holding entered into an omnibus agreement by and among PBFX, PBF GP, PBF LLC and PBF Holding, which has been amended and restated in connection with certain of the Contribution Agreements with PBF GP, PBF LLC and PBF Holding (as amended, the “Omnibus Agreement”) for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as (i) PBF LLC’s agreement not to compete with PBFX under certain circumstances, subject to certain exceptions, (ii) PBFX’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the PBFX Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and (iii) a license to use the PBF Logistics trademark and name.
The annual fee was increased to $6,900 effective as of January 1, 2017.
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
Chalmette Lease and Project Management Agreement
In connection with the Chalmette Storage Services Agreement, PBFX Op Co and Chalmette Refining entered into the Lease and the Project Management Agreement, which expired upon the completion of the Chalmette Storage Tank. The Lease can be extended by PBFX Op Co for two additional ten-year periods.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows:

	Year Ended December 31,
	2017	2016	2015
Reimbursements under affiliate agreements:
Services Agreement	$6,626	$5,121	$4,533
Omnibus Agreement	6,899	4,805	5,297
Total expenses under affiliate agreements	240,654	175,448	142,102
Total reimbursements under the Omnibus Agreement are included in General and administrative expenses and reimbursements under the Services Agreement and expenses under affiliate agreements are included in Cost of products and other in the Company’s statements of operations.
Agreements with the Former Executive Chairman of the Board of Directors
The Company has an agreement with the former Executive Chairman of the Board of Directors of PBF Energy, for the use of an airplane that is owned by a company owned by the former Executive Chairman of PBF Energy. The Company pays a charter rate that is the lowest rate at which this aircraft is chartered to third-parties. For the year ended December 31, 2017, the Company did not incur any charges related to the use of this airplane. For the years ended December 31, 2016 and 2015, the Company incurred charges of $824 and $957, respectively, related to the use of this airplane.
Effective July 1, 2016, PBF Investments LLC entered into a Consulting Services Agreement with the former Executive Chairman of the Board of Directors of PBF Energy for executive consultation with respect to strategic, operational, business and financial matters. Consulting payments made under this agreement were $900 and $500 for the years ended December 31, 2017 and 2016, respectively, and payments are expected to be $900 annually through the agreement expiration date of December 31, 2018.
As of December 31, 2017, the former Executive Chairman of the Board of Directors is no longer considered a related party.
Financial Sponsors
As of December 31, 2013, each of Blackstone and First Reserve, PBF Energy’s financial sponsors, had received the full return of its aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by Blackstone and First Reserve in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to Blackstone and First Reserve (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by Blackstone and First Reserve are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were no distributions to PBF LLC Series B Unit holders for the year ended December 31, 2017. The total amount distributed to the PBF LLC Series B Unit holders for the years ended December 31, 2016 and 2015 was $6,152, and $19,592, respectively.

12. COMMITMENTS AND CONTINGENCIES
Lease and Other Commitments
The Company leases office space, office equipment, refinery facilities and equipment, and railcars under non-cancelable operating leases, with terms ranging from one to twenty years, subject to certain renewal options as

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

applicable. Total rent expense was $125,433, $129,768, and $126,060 (excluding expenses for leases with affiliates of $97,771, $46,511 and $21,352) for the years ended December 31, 2017, 2016 and 2015, respectively. The Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for certain of its refineries. The Company made purchases of $64,050, $53,364 and $36,139 under these supply agreements for the years ended December 31, 2017, 2016 and 2015, respectively.
The fixed and determinable amounts of the obligations under these agreements and total minimum future annual rentals to third parties and affiliates, exclusive of related costs, are approximately:

Year Ending December 31,
2018	$237,209
2019	219,554
2020	206,226
2021	186,028
2022	145,521
Thereafter	537,400
$1,531,938

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $10,282 recorded as of December 31, 2017 ($10,792 as of December 31, 2016) represents the present value of expected future costs discounted at a rate of 8.0%. At December 31, 2017 the undiscounted liability is $15,804 and the Company expects to make aggregate payments for this liability of $6,095 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of December 31, 2017 and 2016, this liability is self-guaranteed by the Company.
In connection with the acquisition of the Delaware City assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.
In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

at each site. In connection with the Toledo refinery acquisition, Sunoco, Inc. (R&M) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.
In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery. At the time the Company acquired Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations inside and outside the periods covered by the Order. Although a settlement agreement has not been finalized, the administrative penalty is anticipated to be approximately $741, including beneficial environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to the Company.
The Delaware City refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150 fine, alleging violations of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the 2013 order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the Delaware City refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The Judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. During the hearing before the Coastal Zone Board on standing, one of the appellants’ witnesses made a reference to the flammability of ethanol, without any indication of the significance of flammability/explosivity to specific concerns. Moreover, the appellants did not introduce at hearing any evidence of the relative flammability of ethanol as compared to other materials shipped to and from the refinery. However, the sole dissenting opinion from the Coastal Zone Board focused on the flammability/explosivity issue, alleging that the appellants’ testimony raised the issue as a distinct basis for potential harms. Once the Board responds to the remand, it will go back to the Superior Court to complete its analysis and issue a decision.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $136,487 as of December 31, 2017 ($142,456 as of December 31, 2016), related to certain environmental remediation obligations to address existing soil and

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The Company expects to make aggregate payments for this liability of $32,426 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
Additionally, subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance and the City of Torrance Fire Department related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after the Company’s acquisition. In addition, subsequent to the acquisition, EPA and the California Department of Toxic Substances Control (“DTSC”) conducted inspections related to Torrance operations and issued preliminary findings related to potential operational violations. On March 1, 2018, the Company received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under the Resource Conservation and Recovery Act with respect to the alleged violations from EPA’s and DTSC’s inspections. On March 2, 2018, DTSC issued an order to correct alleged violations relating to the accumulation of oil bearing materials. No settlement or penalty demands have been received to date with respect to any of the NOVs, preliminary findings, or order that are in excess of $100. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution. It is reasonably possible that SCAQMD, Cal/OSHA, the City of Torrance, EPA and/or DTSC will assess penalties in excess of $100 but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.
Applicable Federal and State Regulatory Requirements
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
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. Most of the Northeastern states will now require heating oil with 15 PPM or less sulfur by July 1, 2018 (except for Pennsylvania and Maryland where less than 500 PPM sulfur is required). All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company’s financial position, results of operations or cash flows.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In November 2017, the EPA issued final 2018 RFS standards that will slightly increase renewable volume standards from final 2017 levels. It is not clear that renewable fuel producers will be able to produce the volumes of these fuels required for blending in accordance with the 2018 standards. Despite decreasing 7% in comparison to 2017, the final 2018 cellulosic standard is still set at approximately 125% of the 2016 standard. It is likely that cellulosic RIN production will be lower than needed forcing obligated parties, such as us, to purchase cellulosic “waiver credits” to comply in 2018 (the waiver credit option by regulation is only available for the cellulosic standard). The advanced and total RIN requirements were kept relatively flat in comparison to 2017, but remain 19% and 7% higher than final 2016 levels. Production of advanced RINs has been below what is needed for compliance in 2017 and obligated parties, such as us, will likely continue to rely on the nesting feature of the biodiesel RIN to comply with the advanced standard in 2018. Consistent with 2017, compliance in 2018 will likely rely on obligated parties drawing down the supply of excess RINs collectively known as the “RIN bank” and could tighten the RIN market potentially raising RIN prices further. While a proposal to change the point of obligation under the RFS program to the “blender” of renewable fuels was denied by the EPA in November of 2017, we remain hopeful that the current presidential administration will initiate necessary changes to the RFS program in the future and provide relief to us and other downstream refiners that continue to feel the burden of increased costs to comply with RFS.
In addition, on December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene was implemented prior to the deadline of January 30, 2018. The Company is in the process of implementing the requirements of this regulation. The regulation does not have a material impact on the Company’s financial position, results of operations or cash flows.
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
As a result of the Torrance Acquisition, the Company is subject to greenhouse gas emission control regulations in the state of California pursuant to Assembly Bill 32 (“AB32”). AB32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard (“LCFS”) and Cap and Trade, which was extended for an additional 10 years to 2030 in July 2017. The Company is responsible for the AB32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030.
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
The Company is subject to obligations to purchase RINs. On February 15, 2017, the Company received a notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under the EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations, use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. The Company has asserted the affirmative defense and if accepted by the EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that the EPA will not accept the Company’s defense and may assess penalties in these matters but any

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
As of January 1, 2011, the Company is required to comply with the EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its produced gasoline. The Company purchases benzene credits to meet these requirements. The Company’s planned capital projects will reduce the amount of benzene credits that it needs to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These new requirements, other requirements of the CAA and other presently existing or future environmental 25 regulations may cause the Company to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable its refineries to produce products that meet applicable requirements.
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for investigation and the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. As discussed more fully above, certain of the Company’s sites are subject to these laws and the Company may be held liable for investigation and remediation costs or claims for natural resource damages. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the Company’s current normal operations, it has generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 96.7% and 96.5% interest in PBF LLC as of December 31, 2017 and December 31, 2016, respectively. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX. As a result of the reduction of the corporate federal tax rate from 35% to 21% as part of the Tax Cut Jobs Act (“TCJA”), PBF Energy’s liability associated with the Tax Receivable Agreement was reduced.

13. EQUITY STRUCTURE
PBF Holding has no common stock outstanding. As of December 31, 2017, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. The following sections represent the equity structure of the Company’s indirect and direct parents, PBF Energy and PBF LLC, respectively.
Class A Common Stock
Holders of Class A common stock are entitled to receive dividends when and if declared by the Board of Directors of PBF Energy out of funds legally available therefore, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock. Upon PBF Energy’s dissolution or liquidation or the sale of all or substantially all of the assets,

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A common stock will be entitled to receive pro rata remaining assets available for distribution. Holders of shares of Class A common stock do not have preemptive, subscription, redemption or conversion rights.
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
PBF LLC Series B Units
The PBF LLC Series B Units are intended to be “profit interests” within the meaning of Revenue Procedures 93-27 and 2001-43 of the Internal Revenue Service and have a stated value of zero at issuance. The PBF LLC Series B Units are held by certain of the Company’s current and former officers, have no voting rights and are designed to increase in value only after the Company’s financial sponsors achieve certain levels of return on their investment in PBF LLC Series A Units. Accordingly, the amounts paid to the holders of PBF LLC Series B Units, if any, will reduce only the amounts otherwise payable to the PBF LLC Series A Units held by the Company’s financial sponsors, and will not reduce or otherwise impact any amounts payable to PBF Energy (the holder of PBF LLC Series C Units), the holders of PBF Energy’s Class A common stock or any other holder of PBF LLC Series A Units. The maximum number of PBF LLC Series B Units authorized to be issued is 1,000,000.
PBF LLC Series C Units
The PBF LLC Series C Units rank on a parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. PBF LLC Series C Units are held solely by PBF Energy.
Noncontrolling Interest
Subsequent to the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded earnings attributable to the noncontrolling interest in these subsidiaries of $95 and $269 for the years ended December 31, 2017 and December 31, 2016, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

14. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
	2017	2016	2015
PBF Energy options	$9,369	$11,020	$7,528
PBF Energy restricted shares	12,134	7,276	1,690
	$21,503	$18,296	$9,218
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
The Company did not issue PBF LLC Series A Unit compensatory warrants or options in 2017, 2016 or 2015.
The following table summarizes activity for PBF LLC Series A compensatory warrants and options for the years ended December 31, 2017, 2016 and 2015:

	Number of PBF LLC Series A Compensatory Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock Based Compensation, Outstanding at January 1, 2015	801,479	$10.53	6.41
Exercised	(160,700)	10.28	—
Outstanding at December 31, 2015	640,779	$10.59	5.46
Exercised	(27,833)	10.00	—
Outstanding at December 31, 2016	612,946	$10.62	4.47
Exercised	(126,634)	10.17	—
Outstanding at December 31, 2017	486,312	$10.73	3.52

Exercisable and vested at December 31, 2017	486,312	$10.73	3.52
Exercisable and vested at December 31, 2016	612,946	$10.62	4.47
Exercisable and vested at December 31, 2015	640,779	$10.59	5.46
Expected to vest at December 31, 2017	486,312	$10.73	3.52
The total intrinsic value of stock options both outstanding and exercisable at December 31, 2017 and December 31, 2016 was $12,016 and $10,577, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $2,301, $461, and $3,452, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

There was no unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2017 and December 31, 2016.
Prior to 2014, members of management of the Company had also purchased non-compensatory Series A warrants in PBF LLC with an exercise price of $10.00 per unit, all of which were immediately exercisable. There were no non-compensatory warrants exercised during the years ended December 31, 2017 and December 31, 2016. At December 31, 2017 and 2016, there were 32,719 non-compensatory warrants outstanding, respectively.
PBF LLC Series B Units
PBF LLC Series B Units were issued and allocated to certain members of management during the years ended December 31, 2011 and 2010. One-quarter of the PBF LLC Series B Units vested at the time of grant and the remaining three-quarters vested in equal annual installments on each of the first three anniversaries of the grant date, subject to accelerated vesting upon certain events. The Series B Units fully vested during the year ended December 31, 2013. There was no activity related to the Series B units for the years ended December 31, 2017, 2016 or 2015.
PBF Energy options and restricted stock
PBF Energy grants awards of its Class A common stock under its equity incentive plans which authorize the granting of various stock and stock-related awards to directors, employees, prospective employees and non-employees. Awards include options to purchase shares of Class A common stock and restricted Class A common stock that vest over a period determined by the plans.
The PBF Energy options and restricted Class A common stock vest in equal annual installments on each of the first four anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.
The following table summarizes activity for PBF Energy restricted stock for the years ended December 31, 2017, 2016 and 2015.

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015	85,288	$31.49
Granted	247,720	30.97
Vested	(38,128)	32.84
Forfeited	—	—
Nonvested at December 31, 2015	294,880	$30.87
Granted	360,820	22.44
Vested	(134,331)	31.43
Forfeited	—	—
Nonvested at December 31, 2016	521,369	$24.89
Granted	762,425	25.86
Vested	(172,978)	24.99
Forfeited	(15,100)	24.18
Nonvested at December 31, 2017	1,095,716	$25.56

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The estimated fair value of PBF Energy options granted during the years ended December 31, 2017, 2016 and 2015 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

	December 31, 2017	December 31, 2016	December 31, 2015
Expected life (in years)	6.25	6.25	6.25
Expected volatility	39.5%	39.7%	38.4%
Dividend yield	4.58%	4.73%	3.96%
Risk-free rate of return	2.09%	1.42%	1.58%
Exercise price	$26.52	$26.18	$30.28

The following table summarizes activity for PBF Energy options for the years ended December 31, 2017, 2016 and 2015.

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2015	2,401,875	$25.97	8.67
Granted	1,899,500	30.28	10.00
Exercised	(30,000)	25.79	—
Forfeited	(15,000)	26.38	—
Outstanding at December 31, 2015	4,256,375	$27.89	8.32
Granted	1,792,000	26.18	10.00
Exercised	(11,250)	25.86	—
Forfeited	(66,500)	28.74	—
Outstanding at December 31, 2016	5,970,625	$27.37	8.02
Granted	1,638,075	26.52	10.00
Exercised	(462,500)	25.65	—
Forfeited	(263,425)	27.71	—
Outstanding at December 31, 2017	6,882,775	$27.27	7.82
Exercisable and vested at December 31, 2017	2,958,875	$27.58	6.77
Exercisable and vested at December 31, 2016	2,271,375	$27.23	7.21
Exercisable and vested at December 31, 2015	1,136,250	$26.22	7.61
Expected to vest at December 31, 2017	6,882,775	$27.27	7.82
The total estimated fair value of PBF Energy options granted in 2017 and 2016 was $10,913 and $11,346 and the weighted average per unit fair value was $6.66 and $6.33. The total intrinsic value of stock options outstanding and exercisable at December 31, 2017, was $56,656 and $23,665, respectively. The total intrinsic value of stock options outstanding and exercisable at December 31, 2016, was $11,676 and $3,914, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2017 and 2016 was $2,365 and $5, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2017 was $21,809, which will be recognized from 2018 through 2021.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

15. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to Internal Revenue Service limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $23,321, $19,746 and $12,753 for the years ended December 31, 2017, 2016 and 2015, respectively.
Defined Benefit and Post-Retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan (the “Qualified Plan”) with a policy to fund pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws. In addition, the Company sponsors a supplemental pension plan covering certain employees, which provides incremental payments that would have been payable from the Company’s principal pension plan, were it not for limitations imposed by income tax regulations (the “Supplemental Plan”). The funded status is measured as the difference between plan assets at fair value and the projected benefit obligation which is to be recognized in the balance sheet. The plan assets and benefit obligations are measured as of the balance sheet date.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2017 and 2016 were as follows:

	Pension Plans		Post-Retirement Medical Plan
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$135,508	$100,011	$22,740	$17,729
Service cost	40,572	36,359	1,263	1,047
Interest cost	4,336	3,096	688	528
Plan amendments	462	—	—	2,524
Plan settlements	(4,881)	—	—	—
Benefit payments	(4,034)	(3,449)	(693)	(575)
Actuarial loss (gain)	13,268	(509)	(2,471)	1,487
Projected benefit obligation at end of year	$185,231	$135,508	$21,527	$22,740
Change in plan assets:
Fair value of plan assets at beginning of year	$75,367	$57,502	$—	$—
Actual return on plan assets	14,019	3,995	—	—
Benefits paid	(4,034)	(3,449)	(693)	(575)
Plan settlements	(4,881)	—	—	—
Employer contributions	41,181	17,319	693	575
Fair value of plan assets at end of year	$121,652	$75,367	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$121,652	$75,367	$—	$—
Less benefit obligations at end of year	185,231	135,508	21,527	22,740
Funded status at end of year	$(63,579)	$(60,141)	$(21,527)	$(22,740)
The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2017 and 2016. The accumulated benefit obligation for the defined benefit plans approximated $148,011 and $108,838 at December 31, 2017 and 2016, respectively.
Benefit payments, which reflect expected future services, that the Company expects to pay are as follows for the years ended December 31:

	Pension Benefits	Post-Retirement Medical Plan
2018	$9,109	$1,257
2019	10,878	1,512
2020	13,282	1,764
2021	16,636	1,868
2022	20,080	1,867
Years 2023-2027	128,837	9,487

The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $34,800 to the Company’s Pension Plans during 2018.

The components of net periodic benefit cost were as follows for the years ended December 31, 2017, 2016 and 2015:

	Pension Benefits			Post-Retirement Medical Plan
	2017	2016	2015	2017	2016	2015
Components of net period benefit cost:
Service cost	$40,572	$36,359	$24,298	$1,263	$1,047	$967
Interest cost	4,336	3,096	2,974	688	528	558
Expected return on plan assets	(5,766)	(4,681)	(3,422)	—	—	—
Settlement loss recognized	993	—	—	—	—	—
Amortization of prior service cost	53	53	53	646	541	326
Amortization of actuarial loss	452	1,043	1,228	—	—	—
Net periodic benefit cost	$40,640	$35,870	$25,131	$2,597	$2,116	$1,851

Lump sum payments made by the Supplemental Plan to employees retiring in 2017 exceeded the Plan’s total service and interest costs expected for 2017. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, the 2017 pension expense includes a settlement expense related to our cumulative lump sum payments made during the year.
The pre-tax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
	2017	2016	2015	2017	2016	2015
Prior service costs (credits)	$462	$—	$—	$—	$2,524	$1,533
Net actuarial loss (gain)	5,015	176	(2,220)	(2,471)	1,487	312
Amortization of losses and prior service cost	(1,410)	(1,096)	(1,281)	(646)	(541)	(326)
Total changes in other comprehensive loss (income)	$4,067	$(920)	$(3,501)	$(3,117)	$3,470	$1,519
The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2017 and 2016 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
	2017	2016	2017	2016
Prior service (costs) credits	$(885)	$(476)	$(5,337)	$(5,983)
Net actuarial (loss) gain	(22,544)	(18,975)	593	(1,878)
Total	$(23,429)	$(19,451)	$(4,744)	$(7,861)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following pre-tax amounts included in accumulated other comprehensive loss as of December 31, 2017 are expected to be recognized as components of net period benefit cost during the year ended December 31, 2018:

	Pension Benefits	Post-Retirement Medical Plan
Amortization of prior service (costs) credits	$(86)	$646
Amortization of net actuarial (loss) gain	(285)	—
Total	$(371)	$646

The weighted average assumptions used to determine the benefit obligations as of December 31, 2017 and 2016 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2017	2016	2017	2016	2017	2016
Discount rate - benefit obligations	3.58%	4.07%	3.55%	4.08%	3.33%	3.68%
Rate of compensation increase	4.53%	4.81%	5.00%	5.50%	—	—
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rates:
Effective rate for service cost	4.15%	4.15%	4.25%	4.17%	4.17%	4.30%	4.10%	4.10%	4.32%
Effective rate for interest cost	3.38%	3.38%	3.31%	3.20%	3.20%	3.16%	3.11%	3.11%	3.09%
Effective rate for interest on service cost	3.59%	3.59%	3.51%	3.63%	3.63%	3.37%	3.84%	3.84%	4.04%
Expected long-term rate of return on plan assets	6.50%	7.00%	7.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.81%	4.81%	4.81%	5.50%	5.50%	5.50%	N/A	N/A	N/A
The assumed health care cost trend rates as of December 31, 2017 and 2016 were as follows:

	Post-Retirement Medical Plan
	2017	2016
Health care cost trend rate assumed for next year	6.0%	6.1%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reached the ultimate trend rate	2038	2038

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Assumed health care costs trend rates have a significant effect on the amounts reported for retiree health care plans. A one percentage-point change in assumed health care costs trend rates would have the following effects on the medical post-retirement benefits:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$15	$(14)
Effect on accumulated post-retirement benefit obligation	307	(291)
The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2017 and 2016 by level of fair value hierarchy. Assets categorized in Level 2 of the hierarchy consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient (Level 2)
	December 31,
	2017	2016
Equities:
Domestic equities	$36,582	$23,451
Developed international equities	17,236	10,736
Emerging market equities	8,474	5,164
Global low volatility equities	9,983	6,360
Fixed-income	45,469	29,576
Cash and cash equivalents	3,908	80
Total	$121,652	$75,367
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2017, the plan’s target allocations for plan assets are 54% invested in equity securities, 40% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

16. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods:

	Year Ended December 31,
	2017	2016	2015
Gasoline and distillates	$18,316,079	$14,017,350	$11,553,716
Feedstocks and other	1,218,468	376,471	315,042
Asphalt and blackoils	1,162,339	699,966	536,496
Chemicals	770,491	554,392	452,304
Lubricants	305,101	260,358	266,371
Total Revenues	$21,772,478	$15,908,537	$13,123,929

17. INCOME TAXES
PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes. Accordingly, there is generally no benefit or expense for federal or state income tax in the PBF Holding financial statements apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining and the Company’s wholly-owned Canadian subsidiary, PBF Ltd. that are treated as C-Corporations for income tax purposes.
The income tax (benefit) expense in the PBF Holding consolidated financial statements of operations consists of the following:

	December 31, 2017	December 31, 2016	December 31, 2015
Current income tax expense	$1,743	$3,887	$648
Deferred income tax (benefit) expense	(12,526)	19,802	—
Total income tax (benefit) expense	(10,783)	23,689	648
During the preparation of the financial statements for the first quarter of 2016, management determined that the deferred income tax liabilities for PBF Ltd. were understated for prior periods. For the three months ended March 31, 2016, the Company incurred $30,602 of deferred tax expense and $121 of current tax expense relating to a correction of prior periods.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the TCJA. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the “Transition Tax”); (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
In connection with our initial analysis of the impact of the TCJA, PBF Energy estimated and recognized the measurement of the tax effects related to the TCJA based on the facts and interpretations of the legislation that

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

currently exist noting that the estimated and recognized amounts pertaining to the PBF Holding subsidiaries noted above was not material for the year ended December 31, 2017.

18. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2017 and 2016.
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

	As of December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$4,730	$—	$—	$4,730	N/A	$4,730
Commodity contracts	10,031	357	—	10,388	(10,388)	—
Liabilities:
Commodity contracts	51,673	33,035	—	84,708	(10,388)	74,320
Catalyst lease obligations	—	59,048	—	59,048	—	59,048
Derivatives included with inventory intermediation agreement obligations	—	7,721	—	7,721	—	7,721

	As of December 31, 2016
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$342,837	$—	$—	$342,837	N/A	$342,837
Commodity contracts	948	35	—	983	(983)	—
Derivatives included with inventory intermediation agreement obligations	—	6,058	—	6,058	—	6,058
Liabilities:
Commodity contracts	859	3,548	84	4,491	(983)	3,508
Catalyst lease obligations	—	45,969	—	45,969	—	45,969

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2017 and 2016, $9,593 and $9,440, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$(84)	$3,543
Purchases	—	—
Settlements	45	(1,149)
Unrealized gain (loss) included in earnings	39	(2,478)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$—	$(84)

There were no transfers between levels during the years ended December 31, 2017 and 2016, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Senior notes due 2025 (a)	$725,000	$763,945	$—	$—
Senior notes due 2023 (a) (d)	500,000	522,101	500,000	498,801
Senior secured notes due 2020 (a)	—	—	670,867	696,098
Revolving Loan (b)	350,000	350,000	350,000	350,000
PBF Rail Term Loan (b)	28,366	28,366	35,000	35,000
Catalyst leases (c)	59,048	59,048	45,969	45,969
	1,662,414	1,723,460	1,601,836	1,625,868
Less - Current debt (c)	(10,987)	(10,987)	—	—
Less - Unamortized deferred financing costs	(25,178)	n/a	(25,277)	n/a
Long-term debt	$1,626,249	$1,712,473	$1,576,559	$1,625,868

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the Senior Notes and Senior Secured Notes.
(b) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst. On October 5, 2017 Delaware City Refining entered into two platinum bridge leases which will expire in 2018. The leases are payable at maturity and will not be renewed. The total outstanding balance related to these bridge leases as of December 31, 2017 was $10,987 and is included in Current debt on our Consolidated balance sheet.

(d) As discussed in “Note 8 - Credit Facility and Debt”, these notes became unsecured following the Collateral Fall-Away Event on May 30, 2017.

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

As of December 31, 2017, there were 3,000,142 barrels of intermediates and refined products (2,942,348 barrels at December 31, 2016) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2017, there were 22,348,000 barrels of crude oil and 1,989,000 barrels of refined products (5,950,000 and 2,831,000, respectively, as of December 31, 2016), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of December 31, 2017 and December 31, 2016 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(7,721)
December 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$6,058

Derivatives not designated as hedging instruments:
December 31, 2017:
Commodity contracts	Accrued expenses	$(74,320)
December 31, 2016:
Commodity contracts	Accrued expenses	$3,508

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the consolidated statements of operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the year ended December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(13,779)
For the year ended December 31, 2016:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(29,453)
For the year ended December 31, 2015
Derivatives included with inventory supply arrangement obligations	Cost of products and other	$(4,251)
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(59,323)
Derivatives not designated as hedging instruments:
For the year ended December 31, 2017:
Commodity contracts	Cost of products and other	$(85,443)
For the year ended December 31, 2016:
Commodity contracts	Cost of products and other	$(55,557)
For the year ended December 31, 2015
Commodity contracts	Cost of products and other	$32,416

Hedged items designated in fair value hedges:
For the year ended December 31, 2017:
Intermediate and refined product inventory	Cost of products and other	$13,779
For the year ended December 31, 2016:
Intermediate and refined product inventory	Cost of products and other	$29,453
For the year ended December 31, 2015
Crude oil and feedstock inventory	Cost of products and other	$4,251
Intermediate and refined product inventory	Cost of products and other	$59,323

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2017, 2016 and 2015.

20. SUBSEQUENT EVENTS
Dividend Declared
On February 15, 2018, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on March 14, 2018 to Class A common stockholders of record as of February 28, 2018.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC, Chalmette Refining, L.L.C., PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF International Inc. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the Senior Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer”. The indentures dated November 24, 2015 and May 30, 2017, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries”. PBF Energy Limited, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, Chalmette Logistics Company LLC, Paulsboro Terminaling Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, TVP Holding, Torrance Basin Pipeline Company LLC and Torrance Pipeline Company LLC are consolidated subsidiaries of the Company that are not guarantors of the Senior Notes. Additionally, our 50% equity investment in Torrance Valley Pipeline Company, held by TVP Holding is included in our Non-Guarantor financial position and results of operations and cash flows as TVP Holding is not a guarantor of the Senior Notes.

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING BALANCE SHEET

	December 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$486,568	$13,456	$26,136	$—	$526,160
Accounts receivable	903,298	7,605	40,226	—	951,129
Accounts receivable - affiliate	2,321	5,300	731	—	8,352
Inventories	1,982,315	—	231,482	—	2,213,797
Prepaid and other current assets	20,523	27,100	1,900	—	49,523
Due from related parties	28,632,914	23,302,660	6,820,693	(58,756,267)	—
Total current assets	32,027,939	23,356,121	7,121,168	(58,756,267)	3,748,961

Property, plant and equipment, net	21,785	2,547,229	236,376	—	2,805,390
Investment in subsidiaries	—	413,136	—	(413,136)	—
Investment in equity method investee	—	—	171,903	—	171,903
Deferred charges and other assets, net	30,141	749,749	34	—	779,924
Total assets	$32,079,865	$27,066,235	$7,529,481	$(59,169,403)	$7,506,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$413,829	$137,149	$21,954	$—	$572,932
Accounts payable - affiliate	39,952	865	—	—	40,817
Accrued expenses	1,409,212	122,722	268,925	—	1,800,859
Current debt	—	10,987	—	—	10,987
Deferred revenue	6,005	1,472	18	—	7,495
Note payable	—	5,621	—	—	5,621
Due to related parties	24,813,299	27,166,679	6,776,289	(58,756,267)	—
Total current liabilities	26,682,297	27,445,495	7,067,186	(58,756,267)	2,438,711

Long-term debt	1,550,206	48,024	28,019	—	1,626,249
Deferred tax liabilities	—	—	33,155	—	33,155
Other long-term liabilities	30,612	189,204	4,145	—	223,961
Investment in subsidiaries	632,648	—	—	(632,648)	—
Total liabilities	28,895,763	27,682,723	7,132,505	(59,388,915)	4,322,076

Commitments and contingencies

Equity:
Member’s equity	2,359,791	1,731,268	343,940	(2,075,208)	2,359,791
Retained earnings	840,431	(2,348,904)	53,036	2,295,868	840,431
Accumulated other comprehensive loss	(26,928)	(9,660)	—	9,660	(26,928)
Total PBF Holding Company LLC equity	3,173,294	(627,296)	396,976	230,320	3,173,294
Noncontrolling interest	10,808	10,808	—	(10,808)	10,808
Total equity	3,184,102	(616,488)	396,976	219,512	3,184,102
Total liabilities and equity	$32,079,865	$27,066,235	$7,529,481	$(59,169,403)	$7,506,178

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING BALANCE SHEET

	December 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$530,085	$56,717	$41,366	$(1,463)	$626,705
Accounts receivable	599,147	7,999	8,735	—	615,881
Accounts receivable - affiliate	2,432	4,504	695	—	7,631
Inventories	1,680,058	—	183,502	—	1,863,560
Prepaid and other current assets	27,443	12,933	160	—	40,536
Due from related parties	24,141,120	21,883,569	4,692,799	(50,717,488)	—
Total current assets	26,980,285	21,965,722	4,927,257	(50,718,951)	3,154,313

Property, plant and equipment, net	33,772	2,452,877	242,050	—	2,728,699
Investment in subsidiaries	705,034	440,377	—	(1,145,411)	—
Investment in equity method investee	—	—	179,882	—	179,882
Deferred charges and other assets, net	12,317	491,673	13	—	504,003
Total assets	$27,731,408	$25,350,649	$5,349,202	$(51,864,362)	$6,566,897

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$360,260	$157,277	$14,291	$(1,463)	$530,365
Accounts payable - affiliate	37,077	786	—	—	37,863
Accrued expenses	1,094,581	201,935	166,213	—	1,462,729
Deferred revenue	10,901	1,438	1	—	12,340
Due to related parties	22,027,065	24,031,520	4,658,903	(50,717,488)	—
Total current liabilities	23,529,884	24,392,956	4,839,408	(50,718,951)	2,043,297

Long-term debt	1,496,085	45,908	34,566	—	1,576,559
Affiliate notes payable	86,298	—	—	—	86,298
Deferred tax liabilities	—	—	45,699	—	45,699
Other long-term liabilities	30,208	192,204	3,699	—	226,111
Total liabilities	25,142,475	24,631,068	4,923,372	(50,718,951)	3,977,964

Commitments and contingencies

Equity:
Member’s equity	2,155,863	1,714,997	374,067	(2,089,064)	2,155,863
Retained earnings	446,519	(999,693)	51,763	947,930	446,519
Accumulated other comprehensive loss	(25,962)	(8,236)	—	8,236	(25,962)
Total PBF Holding Company LLC equity	2,576,420	707,068	425,830	(1,132,898)	2,576,420
Noncontrolling interest	12,513	12,513	—	(12,513)	12,513
Total equity	2,588,933	719,581	425,830	(1,145,411)	2,588,933
Total liabilities and equity	$27,731,408	$25,350,649	$5,349,202	$(51,864,362)	$6,566,897

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$21,489,767	$1,488,687	$2,376,654	$(3,582,630)	$21,772,478

Cost and expenses:
Cost of products and other	19,354,399	962,929	2,361,129	(3,582,630)	19,095,827
Operating expenses (excluding depreciation and amortization expense as reflected below)	(42)	1,596,113	31,545	—	1,627,616
Depreciation and amortization expense	—	246,662	7,609	—	254,271
Cost of sales	19,354,357	2,805,704	2,400,283	(3,582,630)	20,977,714
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	170,437	28,258	(531)	—	198,164
Depreciation and amortization expense	12,964	—	—	—	12,964
Equity income in investee	—	—	(14,565)	—	(14,565)
Loss on sale of asset	—	1,458	—	—	1,458
Total cost and expenses	19,537,758	2,835,420	2,385,187	(3,582,630)	21,175,735

Income (loss) from operations	1,952,009	(1,346,733)	(8,533)	—	596,743

Other income (expense):
Equity in earnings of subsidiaries	(1,349,208)	1,273	—	1,347,935	—
Change in fair value of catalyst leases	—	(2,247)	—	—	(2,247)
Debt extinguishment costs	(25,451)	—	—	—	(25,451)
Interest expense, net	(120,150)	(1,501)	(977)	—	(122,628)
Income (loss) before income taxes	457,200	(1,349,208)	(9,510)	1,347,935	446,417
Income tax benefit	—	—	(10,783)	—	(10,783)
Net income (loss)	457,200	(1,349,208)	1,273	1,347,935	457,200
Less: net income attributable to noncontrolling interests	95	95	—	(95)	95
Net income (loss) attributable to PBF Holding Company LLC	$457,105	$(1,349,303)	$1,273	$1,348,030	$457,105

Comprehensive income (loss) attributable to PBF Holding Company LLC	$456,139	$(1,349,303)	$1,273	$1,348,030	$456,139

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$15,808,556	$800,647	$1,524,691	$(2,225,357)	$15,908,537

Cost and expenses:
Cost of products and other	13,813,293	649,242	1,527,910	(2,225,357)	13,765,088
Operating expenses (excluding depreciation and amortization expense as reflected below)	41	1,356,572	33,969	—	1,390,582
Depreciation and amortization expense	—	194,702	9,303	—	204,005
Cost of sales	13,813,334	2,200,516	1,571,182	(2,225,357)	15,359,675
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	123,150	27,602	(1,109)	—	149,643
Depreciation and amortization expense	5,835	—	—	—	5,835
Equity income in investee	—	—	(5,679)	—	(5,679)
Loss on sale of asset	2,392	150	8,832	—	11,374
Total cost and expenses	13,944,711	2,228,268	1,573,226	(2,225,357)	15,520,848

Income (loss) from operations	1,863,845	(1,427,621)	(48,535)	—	387,689

Other income (expense)
Equity in earnings of subsidiaries	(1,502,243)	(74,507)	—	1,576,750	—
Change in fair value of catalyst leases	—	1,422	—	—	1,422
Interest expense, net	(125,715)	(1,538)	(2,283)	—	(129,536)
Income (loss) before income taxes	235,887	(1,502,244)	(50,818)	1,576,750	259,575
Income tax expense	—	—	23,689	—	23,689
Net income (loss)	235,887	(1,502,244)	(74,507)	1,576,750	235,886
Less: net income attributable to noncontrolling interests	269	269	—	(269)	269
Net income (loss) attributable to PBF Holding Company LLC	$235,618	$(1,502,513)	$(74,507)	$1,577,019	$235,617

Comprehensive income (loss) attributable to PBF Holding Company LLC	$233,026	$(1,502,513)	$(74,507)	$1,577,019	$233,025

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2015
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$13,085,122	$884,930	$1,633,818	$(2,479,941)	$13,123,929

Cost and expenses
Cost of products and other	11,514,115	1,026,846	1,550,579	(2,479,941)	11,611,599
Operating expenses (excluding depreciation and amortization expense as reflected below)	(3,683)	891,534	1,517	—	889,368
Depreciation and amortization expense	—	178,577	2,845	—	181,422
Cost of sales	11,510,432	2,096,957	1,554,941	(2,479,941)	12,682,389
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	143,580	21,016	2,308	—	166,904
Depreciation and amortization expense	9,688	—	—	—	9,688
Gain on sale of assets	(249)	(105)	(650)	—	(1,004)
Total cost and expenses	11,663,451	2,117,868	1,556,599	(2,479,941)	12,857,977

Income (loss) from operations	1,421,671	(1,232,938)	77,219	—	265,952

Other income (expense):
Equity in earnings of subsidiaries	(1,154,420)	—	—	1,154,420	—
Change in fair value of catalyst leases	—	10,184	—	—	10,184
Interest expense, net	(79,310)	(5,876)	(3,008)	—	(88,194)
Income (loss) before income taxes	187,941	(1,228,630)	74,211	1,154,420	187,942
Income tax expense	—	—	648	—	648
Net income (loss)	187,941	(1,228,630)	73,563	1,154,420	187,294
Less: net income attributable to noncontrolling interests	274	274	—	(274)	274
Net income (loss) attributable to PBF Holding Company LLC	$187,667	$(1,228,904)	$73,563	$1,154,694	$187,020

Comprehensive income (loss) attributable to PBF Holding Company LLC	$189,773	$(1,228,904)	$73,563	$1,154,694	$189,126

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$457,200	$(1,349,208)	$1,273	$1,347,935	$457,200
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	19,971	246,984	7,696	—	274,651
Stock-based compensation	—	21,503	—	—	21,503
Change in fair value of catalyst leases	—	2,247	—	—	2,247
Deferred income taxes	—	—	(12,526)	—	(12,526)
Non-cash change in inventory repurchase obligations	13,779	—	—	—	13,779
Non-cash lower of cost or market inventory adjustment	(295,532)	—	—	—	(295,532)
Debt extinguishment costs	25,451	—	—	—	25,451
Distribution received from subsidiaries	—	7,200	—	(7,200)	—
Pension and other post-retirement benefit costs	6,607	35,635	—	—	42,242
Equity income in investee	—	—	(14,565)	—	(14,565)
Distributions from equity method investee	—	—	20,244	—	20,244
Loss on sale of assets	—	1,458	—	—	1,458
Equity in earnings of subsidiaries	1,349,208	(1,273)	—	(1,347,935)	—
Changes in operating assets and liabilities:
Accounts receivable	(304,151)	394	(31,491)	—	(335,248)
Due to/from affiliates	(1,696,091)	1,709,868	(10,544)	—	3,233
Inventories	(6,725)	—	(47,980)	—	(54,705)
Prepaid and other current assets	6,922	(14,373)	(1,740)	—	(9,191)
Accounts payable	53,569	(28,168)	7,663	1,463	34,527
Accrued expenses	288,434	(38,022)	102,703	—	353,115
Deferred revenue	(4,896)	34	17	—	(4,845)
Other assets and liabilities	(11,740)	(19,098)	(21,136)	—	(51,974)
Net cash (used in) provided by operating activities	(97,994)	575,181	(386)	(5,737)	471,064

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,884)	(230,261)	(511)	—	(232,656)
Expenditures for refinery turnarounds costs	—	(379,114)	—	—	(379,114)
Expenditures for other assets	—	(31,143)	—	—	(31,143)
Equity method investment - return of capital	—	—	1,300	—	1,300
Due to/from affiliates	(856)	—	—	856	—
Net cash (used in) provided by investing activities	$(2,740)	$(640,518)	$789	$856	$(641,613)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

Cash flows from financing activities:
Contributions from PBF LLC	$97,000	$—	$—	$—	$97,000
Distributions to members	(61,149)	—	—	—	(61,149)
Distributions to T&M and Collins shareholders	—	—	(9,000)	7,200	(1,800)
Payment received for affiliate note receivable	—	11,600	—	—	11,600
Proceeds from 2025 7.25% Senior Notes	725,000	—	—	—	725,000
Cash paid to extinguish 2020 8.25% Senior Secured Notes	(690,209)	—	—	—	(690,209)
Proceeds from revolver borrowings	490,000	—	—	—	490,000
Repayments of revolver borrowings	(490,000)	—	—	—	(490,000)
Repayments of PBF Rail Term Loan	—	—	(6,633)	—	(6,633)
Proceeds from catalyst lease	—	10,830	—	—	10,830
Repayments of note payable	—	(1,210)	—	—	(1,210)
Due to/from affiliates	—	856	—	(856)	—
Deferred financing costs and other	(13,425)	—	—	—	(13,425)
Net cash provided by (used in) financing activities	57,217	22,076	(15,633)	6,344	70,004

Net (decrease) increase in cash and cash equivalents	(43,517)	(43,261)	(15,230)	1,463	(100,545)
Cash and equivalents, beginning of period	530,085	56,717	41,366	(1,463)	626,705
Cash and equivalents, end of period	$486,568	$13,456	$26,136	$—	$526,160

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$235,887	$(1,502,244)	$(74,507)	$1,576,750	$235,886
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,873	194,723	9,337	—	218,933
Stock-based compensation	—	18,296	—	—	18,296
Change in fair value of catalyst leases	—	(1,422)	—	—	(1,422)
Non-cash change in inventory repurchase obligations	29,453	—	—	—	29,453
Deferred income taxes	—	—	19,802	—	19,802
Non-cash lower of cost or market inventory adjustment	(521,348)	—	—	—	(521,348)
Pension and other post-retirement benefit costs	7,139	30,848	—	—	37,987
Loss on sale of assets	2,392	150	8,832	—	11,374
Equity in earnings of subsidiaries	1,502,243	74,507	—	(1,576,750)	—
Equity income in investee	—	—	(5,679)	—	(5,679)
Changes in operating assets and liabilities:
Accounts receivable	(168,338)	3,058	4,158	—	(161,122)
Due to/from affiliates	(2,031,933)	2,046,280	(4,626)	—	9,721
Inventories	217,629	—	18,973	—	236,602
Prepaid expense and other current assets	(3,200)	(2,675)	92	—	(5,783)
Accounts payable	163,272	41,025	7,405	1,812	213,514
Accrued expenses	531,613	(353,591)	49,964	—	227,986
Deferred revenue	6,858	1,438	1	—	8,297
Other assets and liabilities	(5,833)	(16,238)	1,193	—	(20,878)
Net cash (used in) provided by operating activities	(19,293)	534,155	34,945	1,812	551,619

Cash flows from investing activities:
Acquisition of Torrance refinery and related logistics assets	(971,932)	—	—	—	(971,932)
Expenditures for property, plant and equipment	(21,563)	(255,434)	(5,433)	—	(282,430)
Expenditures for refinery turnarounds costs	—	(198,664)	—	—	(198,664)
Expenditures for other assets	—	(42,506)	—	—	(42,506)
Investment in subsidiaries	12,800	—	—	(12,800)	—
Chalmette Acquisition working capital settlement	—	(2,659)	—	—	(2,659)
Capital contributions to subsidiaries	(8,287)	—	—	8,287	—
Proceeds from sale of assets	4,802	—	19,890	—	24,692
Net cash (used in) provided by investing activities	$(984,180)	$(499,263)	$14,457	$(4,513)	$(1,473,499)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

Cash flows from financing activities:
Proceeds from member’s capital contributions	$—	$—	$8,287	$(8,287)	$—
Contributions from PBF LLC	450,300	—	—	—	450,300
Distribution to parent	—	—	(12,800)	12,800	—
Distributions to members	(139,434)	—	—	—	(139,434)
Proceeds from affiliate notes payable	43,396	—	—	—	43,396
Repayments of affiliate notes payable	(53,524)	—	—	—	(53,524)
Proceeds from revolver borrowings	550,000	—	—	—	550,000
Repayments of revolver borrowings	(200,000)	—	—	—	(200,000)
Proceeds from PBF Rail Term Loan	—	—	35,000	—	35,000
Repayments of Rail Facility revolver borrowings	—	—	(67,491)	—	(67,491)
Proceeds from catalyst lease	—	15,589	—	—	15,589
Net cash provided by (used in) financing activities	650,738	15,589	(37,004)	4,513	633,836

Net (decrease) increase in cash and cash equivalents	(352,735)	50,481	12,398	1,812	(288,044)
Cash and equivalents, beginning of period	882,820	6,236	28,968	(3,275)	914,749
Cash and equivalents, end of period	$530,085	$56,717	$41,366	$(1,463)	$626,705

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

21. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015
	Issuer	Guarantors Subsidiaries	Non-Guarantors Subsidiaries	Combining and Consolidated Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$187,941	$(1,228,630)	$73,563	$1,154,420	$187,294
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,064	178,600	3,719	—	199,383
Stock-based compensation	—	9,218	—	—	9,218
Change in fair value of catalyst leases	—	(10,184)	—	—	(10,184)
Non-cash change in inventory repurchase obligations	—	63,389	—	—	63,389
Non-cash lower of cost or market inventory adjustment	279,785	147,441		—	427,226
Pension and other post-retirement benefit costs	7,576	19,406	—	—	26,982
Gain on sale of assets	(249)	(105)	(650)	—	(1,004)
Equity in earnings of subsidiaries	1,154,420	—	—	(1,154,420)	—
Changes in operating assets and liabilities:
Accounts receivable	87,689	16,124	(6,177)	—	97,636
Due to/from affiliates	(1,018,176)	1,133,364	(103,084)	—	12,104
Inventories	(108,751)	(116,074)	(47,067)	—	(271,892)
Prepaid and other current assets	2,721	(2,999)	(353)	—	(631)
Accounts payable	(38,609)	15,710	(857)	(1,259)	(25,015)
Accrued expenses	27,925	8,172	(73,834)	—	(37,737)
Deferred revenue	2,816	—	—	—	2,816
Other assets and liabilities	(423)	(26,769)	10	—	(27,182)
Net cash provided by (used in) operating activities	601,729	206,663	(154,730)	(1,259)	652,403

Cash flows from investing activities:
Acquisition of Chalmette refinery, net of cash acquired	(601,311)	19,042	16,965	—	(565,304)
Expenditures for property, plant and equipment	(193,898)	(158,361)	(106)	—	(352,365)
Expenditures for refinery turnaround costs	—	(53,576)	—	—	(53,576)
Expenditures for other assets	—	(8,236)	—	—	(8,236)
Investment in subsidiaries	10,000	—	—	(10,000)	—
Capital contributions to subsidiaries	(5,000)	—	—	5,000	—
Proceeds from sale of assets	60,902	—	107,368	—	168,270
Net cash (used in) provided by investing activities	(729,307)	(201,131)	124,227	(5,000)	(811,211)

Cash flows from financing activities:
Contributions from PBF LLC	345,000	—	5,000	(5,000)	345,000
Distribution to parent	—	—	(10,000)	10,000	—
Distributions to members	(350,658)	—	—	—	(350,658)
Proceeds from affiliate notes payable	347,783	—	—	—	347,783
Proceeds from revolver borrowings	170,000	—	—	—	170,000
Repayments of revolver borrowings	(170,000)	—	—	—	(170,000)
Proceeds from Rail Facility revolver borrowings	—	—	102,075	—	102,075
Repayments of Rail Facility revolver borrowings	—	—	(71,938)	—	(71,938)
Proceeds from Senior Secured Notes	500,000	—	—	—	500,000
Deferred financing costs and other	(17,108)	—	—	—	(17,108)
Net cash provided by financing activities	825,017	—	25,137	5,000	855,154

Net increase (decrease) in cash and cash equivalents	697,439	5,532	(5,366)	(1,259)	696,346
Cash and equivalents, beginning of period	185,381	704	34,334	(2,016)	218,403
Cash and equivalents, end of period	$882,820	$6,236	$28,968	$(3,275)	$914,749

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF HOLDING COMPANY LLC (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: March 9, 2018
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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Director	March 9, 2018
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	March 9, 2018
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	March 9, 2018
(John Barone)	(Principal Accounting Officer)

/s/ Trecia Canty	Director	March 9, 2018
(Trecia Canty)

/s/ Matthew C. Lucey	Director	March 9, 2018
(Matthew C. Lucey)