Form 10-Q
period 2018-03-31
PBF Holding Co LLC; PBF Finance Corp
filed 2018-05-08
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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
PBF Holding Company LLC has no common stock outstanding. As of May 8, 2018, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

This combined Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 97.2% of the outstanding economic interests in PBF LLC as of March 31, 2018. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined Quarterly Report on Form 10-Q contains certain "forward-looking statements" of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as "believes," "expects," "may," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as "cautionary statements," are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2017 of PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2017 Annual Report on Form 10-K, and in our other filings with the SEC. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$315,818	$526,160
Accounts receivable	829,747	951,129
Accounts receivable - affiliate	5,368	8,352
Inventories	2,579,744	2,213,797
Prepaid and other current assets	85,776	49,523
Total current assets	3,816,453	3,748,961

Property, plant and equipment, net	2,822,760	2,805,390
Investment in equity method investee	170,925	171,903
Deferred charges and other assets, net	875,608	779,924
Total assets	$7,685,746	$7,506,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$661,561	$572,932
Accounts payable - affiliate	32,481	40,817
Accrued expenses	1,869,857	1,800,859
Current debt	11,032	10,987
Deferred revenue	5,519	7,495
Note payable	4,410	5,621
Total current liabilities	2,584,860	2,438,711

Long-term debt	1,626,148	1,626,249
Deferred tax liabilities	32,459	33,155
Other long-term liabilities	222,610	223,961
Total liabilities	4,466,077	4,322,076

Commitments and contingencies (Note 7)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,364,040	2,359,791
Retained earnings	871,563	840,431
Accumulated other comprehensive loss	(26,674)	(26,928)
Total PBF Holding Company LLC equity	3,208,929	3,173,294
Noncontrolling interest	10,740	10,808
Total equity	3,219,669	3,184,102
Total liabilities and equity	$7,685,746	$7,506,178

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Revenues	$5,799,601	$4,750,198

Cost and expenses:
Cost of products and other	5,189,606	4,251,754
Operating expenses (excluding depreciation and amortization expense as reflected below)	411,447	436,768
Depreciation and amortization expense	76,778	53,928
Cost of sales	5,677,831	4,742,450
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	58,270	40,463
Depreciation and amortization expense	2,714	1,762
Equity income in investee	(4,022)	(3,599)
Loss on sale of assets	79	883
Total cost and expenses	5,734,872	4,781,959

Income (loss) from operations	64,729	(31,761)

Other income (expense):
Change in fair value of catalyst leases	13	(2,588)
Interest expense, net	(33,314)	(30,656)
Other non-service components of net periodic benefit cost	278	(101)
Income (loss) before income taxes	31,706	(65,106)
Income tax (benefit) expense	(701)	434
Net income (loss)	32,407	(65,540)
Less: net (loss) income attributable to noncontrolling interests	(68)	113
Net income (loss) attributable to PBF Holding Company LLC	$32,475	$(65,653)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$32,407	$(65,540)
Other comprehensive income:
Unrealized gain on available for sale securities	—	34
Net gain on pension and other post-retirement benefits	254	287
Total other comprehensive income	254	321
Comprehensive income (loss)	32,661	(65,219)
Less: comprehensive (loss) income attributable to noncontrolling interests	(68)	113
Comprehensive income (loss) attributable to PBF Holding Company LLC	$32,729	$(65,332)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$32,407	$(65,540)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	81,135	57,869
Stock-based compensation	4,238	5,345
Change in fair value of catalyst leases	(13)	2,588
Deferred income taxes	(696)	(38)
Non-cash lower of cost or market inventory adjustment	(87,653)	16,039
Non-cash change in inventory repurchase obligations	8,825	(23,124)
Pension and other post-retirement benefit costs	11,845	10,560
Income from equity method investee	(4,022)	(3,599)
Distributions from equity method investee	4,022	3,425
Loss on sale of assets	79	883

Changes in operating assets and liabilities:
Accounts receivable	121,382	7,490
Due to/from affiliates	(5,352)	(8,581)
Inventories	(278,294)	(238,437)
Prepaid and other current assets	(36,253)	(28,299)
Accounts payable	32,281	(188,813)
Accrued expenses	(22,935)	183,139
Deferred revenue	(1,976)	(9,589)
Other assets and liabilities	(5,952)	(25,942)
Net cash used in operations	(146,932)	(304,624)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(20,983)	(95,676)
Expenditures for deferred turnaround costs	(58,800)	(64,371)
Expenditures for other assets	(9,544)	(14,847)
Equity method investment - return of capital	978	—
Net cash used in investing activities	$(88,349)	$(174,894)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Contributions from PBF LLC	$—	$72,000
Repayments of PBF Rail Term Loan	(1,686)	(1,642)
Proceeds from revolver borrowings	—	200,000
Repayments of revolver borrowings	—	(200,000)
Repayment of note payable	(1,211)	—
Proceeds from insurance premium financing	27,836	—
Net cash provided by financing activities	24,939	70,358

Net decrease in cash and cash equivalents	(210,342)	(409,160)
Cash and cash equivalents, beginning of period	526,160	626,705
Cash and cash equivalents, end of period	$315,818	$217,545

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$129,002	$53,652
Distribution of assets to PBF Energy Company LLC	—	25,547
Conversion of affiliate notes payable to capital contribution	—	86,298

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 97.2% of the outstanding economic interest in, PBF LLC as of March 31, 2018. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 6 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of March 31, 2018, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.
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
The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on the Company’s historical consolidated income from operations or net

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

income, nor does it have any impact on its consolidated balance sheets, statements of comprehensive income or statements of cash flows. Presented below is a summary of the effects of this revised presentation on the Company’s historical statements of operations for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$4,251,754	—	$4,251,754
Operating expenses (excluding depreciation and amortization expense as reflected below)	436,768	—	436,768
Depreciation and amortization expense	—	53,928	53,928
Cost of sales			4,742,450
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	40,463	—	40,463
Depreciation and amortization expense	55,690	(53,928)	1,762
Equity income in investee	(3,599)	—	(3,599)
Loss on sale of assets	883	—	883
Total cost and expenses	$4,781,959		$4,781,959
Recently Adopted Accounting Guidance
In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification 605 “Revenue Recognition” (“ASC 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. See “Note 2 - Revenues” for further details.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net periodic benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other non-service components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. These components will not be eligible for capitalization in assets. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-07 effective January 1, 2018 and applied the new guidance retrospectively in the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2018 and March 31, 2017, the Company reported income of $278 and expense of $101, respectively, within Other income (expense) for the non-service cost components of net periodic benefit cost that were historically recorded primarily within Operating expenses.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance to increase clarity and reduce both diversity in practice and cost and complexity when applying the existing accounting guidance on changes to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 require an entity to account for the effects of a modification unless all the following are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance in ASU 2017-09 should be applied prospectively. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company’s adoption of this guidance did not materially impact its condensed consolidated financial statements.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide additional clarification and implementation guidance for leases related to ASU 2016-02 including ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”) (collectively, the Company refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. ASU 2018-01 provides a practical expedient whereby land easements (also known as “rights of way”) that are not accounted for as leases under existing GAAP would not need to be evaluated under ASU 2016-02; however the Updated Lease Guidance would apply prospectively to all new or modified land easements after the effective date of ASU 2016-02. In January 2018, the FASB issued a proposed ASU that would provide an additional transition method for the Updated Lease Guidance for lessees and a practical expedient for lessors. As proposed, this additional transition method would allow lessees to initially apply the requirements of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The proposed practical expedient would allow lessors to not separate non-lease components from the related lease components in certain situations. Assuming the proposed ASU is approved after the comment period, the proposed ASU would have the same effective date as ASU 2016-02. While early adoption is permitted, the Company will not early adopt this Updated Lease Guidance. The Company has established a working group to study and lead implementation of the Updated Lease Guidance. This working group has instituted a task plan designed to meet the implementation deadline for ASU 2016-02. The Company has also evaluated and purchased a lease software system and has begun implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on its consolidated financial statements and related disclosures and the impact on its business processes and controls. At this time, the Company has identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating recognition of the interest expense component of financing leases. While the assessment of the impacts arising from this standard is progressing, the Company has not fully determined the impacts on its business processes, controls or financial statement disclosures at this time.
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

2. REVENUES
Adoption of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”
Prior to January 1, 2018, the Company recognized revenue from customers when all of the following criteria were met:  (i) persuasive evidence of an exchange arrangement existed, (ii) delivery had occurred or services had been rendered, (iii) the buyer’s price was fixed or determinable and (iv) collectability was reasonably assured. Amounts billed in advance of the period in which the service was rendered or product delivered were recorded as deferred revenue.
Effective January 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. As a result, the Company has changed its accounting policy for the recognition of revenue from contracts with customers as detailed below.
The Company adopted ASC 606 using the modified retrospective method, which has been applied for the three months ended March 31, 2018. The Company has applied ASC 606 only to those contracts that were not complete as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under ASC 605. The Company did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are discussed below.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended March 31,
	2018	2017
Gasoline and distillates	$4,994,320	$4,088,811
Feedstocks and other	238,709	224,410
Asphalt and blackoils	308,861	185,128
Chemicals	176,108	184,423
Lubricants	81,603	67,426
Total Revenues	$5,799,601	$4,750,198

The Company’s revenues are generated from the sale of refined petroleum products. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when their performance obligation to their customers is fulfilled. Delivery and transfer in title are specifically agreed to between the Company and customers within the contracts. The Company also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606.
Nonmonetary transactions
The Company enters into nonmonetary exchanges between entities in the same line of business that are made to facilitate sales to customers other than the parties in the exchange. These types of transactions are common for the Company, and may include exchange agreements with other downstream oil and gas entities, such as crude oil swaps for refining use or refined products swaps for sales to wholesalers or retailers.
In addition, the Company often engages in buy/sell arrangements, which involve purchases and sales of inventory with the same counterparty that may be entered into in contemplation of one another and treated as a single exchange transaction. The Company accounts for these transaction on a net basis under FASB ASC Topic 845, “Nonmonetary Transactions”. These transactions accounted for $35,871 of our revenue for the three months ended March 31, 2018.
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of our performance, including amounts which are refundable. Deferred revenue was $5,519 and $7,495 as of March 31, 2018 and December 31, 2017, respectively. The decrease in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations for the comparative periods.
Our payment terms vary by the type and location of our customer and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, we require payment before the products or services are delivered to the customer.
Significant Judgment and Practical Expedients
For performance obligations related to sales of products, the Company has determined that customers are able to direct the use of, and obtain substantially all of the benefits from, the products at the point in time that the products are delivered. The Company has determined that the transfer of control upon delivery to the customer’s requested

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

destination accurately depicts the transfer of goods. Upon the delivery of the products and transfer of control, the Company generally has the present right to payment and the customers bear the risks and rewards of ownership of the products. We have elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

3. INVENTORIES
Inventories consisted of the following:

March 31, 2018
	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,271,675	$—	$1,271,675
Refined products and blendstocks	1,069,309	350,953	1,420,262
Warehouse stock and other	100,610	—	100,610
	$2,441,594	$350,953	$2,792,547
Lower of cost or market adjustment	(149,406)	(63,397)	(212,803)
Total inventories	$2,292,188	$287,556	$2,579,744

December 31, 2017
	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,073,093	$—	$1,073,093
Refined products and blendstocks	1,030,817	311,477	1,342,294
Warehouse stock and other	98,866	—	98,866
	$2,202,776	$311,477	$2,514,253
Lower of cost or market adjustment	(232,652)	(67,804)	(300,456)
Total inventories	$1,970,124	$243,673	$2,213,797
Inventory under inventory intermediation agreements included certain light finished products sold to counterparties and stored in the Paulsboro and Delaware City refineries’ storage facilities in connection with the amended and restated inventory intermediation agreements (as amended, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”).
During the three months ended March 31, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $87,653 reflecting the net change in the lower of cost or market inventory reserve from $300,456 at December 31, 2017 to $212,803 at March 31, 2018.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
Inventory-related accruals	$1,014,632	$1,151,810
Inventory intermediation agreements	273,583	244,287
Accrued transportation costs	158,785	64,400
Excise and sales tax payable	126,872	118,515
Accrued capital expenditures	72,614	17,342
Renewable energy credit and emissions obligations	48,015	26,231
Customer deposits	31,576	16,133
Accrued utilities	30,921	42,189
Accrued interest	29,883	9,466
Accrued refinery maintenance and support costs	23,284	35,674
Accrued salaries and benefits	13,577	58,589
Environmental liabilities	7,163	7,968
Other	38,952	8,255
Total accrued expenses	$1,869,857	$1,800,859
The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron. As of March 31, 2018 and December 31, 2017, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.
5. INCOME TAXES
PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes. Accordingly, there is generally no benefit or expense for federal or state income tax in the PBF Holding financial statements apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining and the Company’s wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”), which are treated as C-Corporations for income tax purposes.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The income tax (benefit) expense in the PBF Holding condensed consolidated financial statements of operations consists of the following:

	Three Months Ended March 31,
	2018	2017
Current income tax (benefit) expense	$(5)	$472
Deferred income tax benefit	(696)	(38)
Total income tax (benefit) expense	$(701)	$434

6. RELATED PARTY TRANSACTIONS
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
Pursuant to a Contribution Agreement entered into on February 15, 2017, PBF Holding contributed all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) to PBF LLC. PBFX Operating Company LP (“PBFX Op Co”), PBFX’s wholly-owned subsidiary, in turn acquired the limited liability company interests in PNGPC from PBF LLC in connection with the Contribution Agreement effective February 28, 2017. PNGPC owns and operates an interstate natural gas pipeline which serves PBF Holding’s Paulsboro refinery (the “Paulsboro Natural Gas Pipeline”). In connection with the PNGPC Contribution Agreement, PBFX constructed a new pipeline to replace the existing pipeline, which commenced services in August 2017.
In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11,600 intercompany promissory note in favor of Paulsboro Refining Company LLC, a wholly owned subsidiary of PBF Holding (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the Paulsboro Natural Gas Pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline. Following the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, PBF Holding received full payment of the affiliate promissory note due from PBFX.
Commercial Agreements
PBFX currently derives a substantial majority of its revenue from long-term, fee-based commercial agreements with PBF Holding relating to assets associated with the Contribution Agreements described above, the majority of which include minimum volume commitments (“MVCs”) and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

pipeline, rail and truck terminaling and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. PBF Holding believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
See the PBF Holding Company LLC Annual Report on Form 10-K for the year ended December 31, 2017 for a more complete description of PBF Holding’s commercial agreements with PBFX, including those identified as leases.
In addition, the Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between PBF Holding and Delaware City Terminaling Company LLC were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs.
Other Agreements
In addition to the commercial agreements described above, PBF Holding has entered into an omnibus agreement with PBFX, PBF GP and PBF LLC, which has been amended and restated in connection with the closing of certain of the contribution agreements (as amended, the “Omnibus Agreement”). The Omnibus Agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees.
Additionally, PBF Holding and certain of its subsidiaries have entered into an operation and management services and secondment agreement with PBFX (the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30-days’ notice.
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows:

	Three Months Ended March 31,
	2018	2017
Reimbursements under affiliate agreements:
Services Agreement	$1,674	$1,618
Omnibus Agreement	1,700	1,654
Total expenses under affiliate agreements	60,864	56,202

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

7. COMMITMENTS AND CONTINGENCIES
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11,719 recorded as of March 31, 2018 ($10,282 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of March 31, 2018 and December 31, 2017, this liability is self-guaranteed by the Company.
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
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The Judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. During the hearing before the Coastal Zone Board on standing, one of the appellants’ witnesses

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

made a reference to the flammability of ethanol, without any indication of the significance of flammability/ explosivity to specific concerns. Moreover, the appellants did not introduce at hearing any evidence of the relative flammability of ethanol as compared to other materials shipped to and from the refinery. However, the sole dissenting opinion from the Coastal Zone Board focused on the flammability/explosivity issue, alleging that the appellants’ testimony raised the issue as a distinct basis for potential harms. Once the Board responds to the remand, it will go back to the Superior Court to complete its analysis and issue a decision.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $136,194 as of March 31, 2018 ($136,487 as of December 31, 2017), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance and the City of Torrance Fire Department related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after the Company’s acquisition. EPA and the California Department of Toxic Substances Control (“DTSC”) conducted inspections following the acquisition related to Torrance operations and issued preliminary findings concerning potential operational violations. On March 1, 2018, the Company received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under the Resource Conservation and Recovery Act with respect to the alleged violations from EPA’s and DTSC’s inspections. On March 2, 2018, DTSC issued an order to correct alleged violations relating to the accumulation of oil bearing materials. Torrance and DTSC are in discussions to resolve the alleged violations in the order. In the context of these discussions DTSC has indicated potential penalties of approximately $200. Other than the potential DTSC penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.
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
As a result of the Torrance Acquisition, the Company is subject to greenhouse gas emission control regulations in the state of California pursuant to AB32. AB32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard (“LCFS”) and Cap and Trade, which was extended for an additional 10 years to 2030 in July 2017. The Company is responsible for the AB32 obligations related to the Torrance refinery beginning on July 1, 2016 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 97.2% interest in PBF LLC as of March 31, 2018 (96.7% as of December 31, 2017). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX. As a result of the reduction of the corporate federal tax rate to 21% as part of the Tax Cuts and Jobs Act, PBF Energy’s liability associated with the Tax Receivable Agreement was reduced.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

8. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended March 31,
Pension Benefits	2018	2017
Components of net periodic benefit cost:
Service cost	$11,836	$10,143
Interest cost	1,447	1,084
Expected return on plan assets	(2,134)	(1,442)
Amortization of prior service cost	21	13
Amortization of actuarial loss	71	113
Net periodic benefit cost	$11,241	$9,911

	Three Months Ended March 31,
Post-Retirement Medical Plan	2018	2017
Components of net periodic benefit cost:
Service cost	$287	$316
Interest cost	155	172
Amortization of prior service cost	162	161
Net periodic benefit cost	$604	$649

The Company adopted ASU 2017-07 as described in “Note 1 - Description of the Business and Basis of Presentation” effective January 1, 2018. The new guidance requires the bifurcation of net periodic benefit cost. The service cost component is presented within Income from operations, while the other components are reported separately outside of operations. This guidance was applied retrospectively in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2018 and March 31, 2017, the Company reported income of $278 and expense of $101, respectively, related to the non-service cost components of net periodic benefit cost in Other income (expense).

9. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2018 and December 31, 2017.
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

	As of March 31, 2018
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,897	$—	$—	$1,897	N/A	$1,897
Commodity contracts	13,096	1,296	—	14,392	(14,392)	—
Liabilities:
Commodity contracts	40,561	17,926	—	58,487	(14,392)	44,095
Catalyst lease obligations	—	59,034	—	59,034	—	59,034
Derivatives included with inventory intermediation agreement obligations	—	16,546	—	16,546	—	16,546

	As of December 31, 2017
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,730	$—	$—	$4,730	N/A	$4,730
Commodity contracts	10,031	357	—	10,388	(10,388)	—
Liabilities:
Commodity contracts	51,673	33,035	—	84,708	(10,388)	74,320
Catalyst lease obligations	—	59,048	—	59,048	—	59,048
Derivatives included with inventory intermediation agreement obligations	—	7,721	—	7,721	—	7,721
The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2018 and December 31, 2017, $9,468 and $9,593, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$—	$(84)
Purchases	—	—
Settlements	—	45
Unrealized gain included in earnings	—	39
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$—	$—

There were no transfers between levels during the three months ended March 31, 2018 or 2017.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725,000	$758,625	$725,000	$763,945
2023 Senior Notes (a)	500,000	522,431	500,000	522,101
Revolving Loan (b)	350,000	350,000	350,000	350,000
PBF Rail Term Loan (b)	26,679	26,679	28,366	28,366
Catalyst leases (c)	59,034	59,034	59,048	59,048
	1,660,713	1,716,769	1,662,414	1,723,460
Less - Current debt (c)	(11,032)	(11,032)	(10,987)	(10,987)
Less - Unamortized deferred financing costs	(23,533)	n/a	(25,178)	n/a
Long-term debt	$1,626,148	$1,705,737	$1,626,249	$1,712,473

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 7.00% senior notes due 2023 and the 7.25% senior notes due 2025 (collectively, the “Senior Notes”).
(b) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

change in fair value of the underlying catalyst. During 2017, Delaware City Refining entered into platinum bridge leases that will expire in the second quarter of 2018. These bridge leases are payable at maturity and will not be renewed. The total outstanding balance related to these bridge leases as of March 31, 2018 and December 31, 2017 was $11,032 and $10,987, respectively, and is included in Current debt on the Company’s Condensed Consolidated balance sheets.
10. DERIVATIVES
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
As of March 31, 2018, there were 3,298,380 barrels of intermediates and refined products (3,000,142 barrels at December 31, 2017) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2018, there were 19,880,000 barrels of crude oil and 5,224,000 barrels of refined products (22,348,000 and 1,989,000, respectively, as of December 31, 2017), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of March 31, 2018 and December 31, 2017 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
March 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(16,546)
December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(7,721)

Derivatives not designated as hedging instruments:
March 31, 2018:
Commodity contracts	Accrued expenses	$(44,095)
December 31, 2017:
Commodity contracts	Accrued expenses	$(74,320)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the condensed consolidated statements of operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended March 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(8,825)
For the three months ended March 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$23,124

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2018:
Commodity contracts	Cost of products and other	$(13,281)
For the three months ended March 31, 2017:
Commodity contracts	Cost of products and other	$391

Hedged items designated in fair value hedges:
For the three months ended March 31, 2018:
Intermediate and refined product inventory	Cost of products and other	$8,825
For the three months ended March 31, 2017:
Intermediate and refined product inventory	Cost of products and other	$(23,124)
The Company had no ineffectiveness related to the Company’s fair value hedges for the three months ended March 31, 2018 or 2017.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

11. SUBSEQUENT EVENTS
Dividend Declared
On May 3, 2018, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on May 30, 2018 to PBF Energy Class A common stockholders of record at the close of business on May 15, 2018.
PBF Holding Revolving Credit Facility

On May 2, 2018, the Company and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced its existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Loan"). Among other things, the 2018 Revolving Loan increases the maximum commitment available to the Company from $2,635,000 to $3,400,000, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base to make more funding available for working capital and other general corporate purposes. In addition, an accordion feature allows for commitments of up to $3,500,000. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement. The 2018 Revolving Loan contains representations, warranties and covenants by the Company and the other borrowers, as well as customary events of default and indemnification obligations that are consistent with, or more favorable to the Company than, those in the August 2014 Revolving Credit Agreement.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)

	March 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$283,543	$10,578	$21,697	$—	$315,818
Accounts receivable	786,954	6,936	35,857	—	829,747
Accounts receivable - affiliate	919	3,717	732	—	5,368
Inventories	2,317,367	—	262,377	—	2,579,744
Prepaid and other current assets	27,454	56,687	1,635	—	85,776
Due from related parties	29,984,236	23,689,972	7,456,023	(61,130,231)	—
Total current assets	33,400,473	23,767,890	7,778,321	(61,130,231)	3,816,453

Property, plant and equipment, net	20,102	2,567,689	234,969	—	2,822,760
Investment in subsidiaries	—	408,607	—	(408,607)	—
Investment in equity method investee	—	—	170,925	—	170,925
Deferred charges and other assets, net	28,088	847,486	34	—	875,608
Total assets	$33,448,663	$27,591,672	$8,184,249	$(61,538,838)	$7,685,746

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$484,411	$160,945	$16,205	$—	$661,561
Accounts payable - affiliate	30,941	1,540	—	—	32,481
Accrued expenses	1,484,690	148,505	236,662	—	1,869,857
Current debt	—	11,032	—	—	11,032
Deferred revenue	4,061	1,455	3	—	5,519
Due to related parties	25,636,232	28,018,455	7,475,544	(61,130,231)	—
Note payable	—	4,410	—	—	4,410
Total current liabilities	27,640,335	28,346,342	7,728,414	(61,130,231)	2,584,860

Long-term debt	1,551,821	47,972	26,355	—	1,626,148
Deferred tax liabilities	—	—	32,459	—	32,459
Other long-term liabilities	29,945	188,520	4,145	—	222,610
Investment in subsidiaries	1,006,893	—	—	(1,006,893)	—
Total liabilities	30,228,994	28,582,834	7,791,373	(62,137,124)	4,466,077

Commitments and contingencies (Note 7)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,364,040	1,734,503	338,940	(2,073,443)	2,364,040
Retained earnings / (accumulated deficit)	871,563	(2,726,745)	53,936	2,672,809	871,563
Accumulated other comprehensive loss	(26,674)	(9,660)	—	9,660	(26,674)
Total PBF Holding Company LLC equity	3,208,929	(1,001,902)	392,876	609,026	3,208,929
Noncontrolling interest	10,740	10,740	—	(10,740)	10,740
Total equity	3,219,669	(991,162)	392,876	598,286	3,219,669
Total liabilities and equity	$33,448,663	$27,591,672	$8,184,249	$(61,538,838)	$7,685,746

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)

	December 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$486,568	$13,456	$26,136	$—	$526,160
Accounts receivable	903,298	7,605	40,226	—	951,129
Accounts receivable - affiliate	2,321	5,300	731	—	8,352
Inventories	1,982,315	—	231,482	—	2,213,797
Prepaid and other current assets	20,523	27,100	1,900	—	49,523
Due from related parties	28,632,914	23,302,660	6,820,693	(58,756,267)	—
Total current assets	32,027,939	23,356,121	7,121,168	(58,756,267)	3,748,961

Property, plant and equipment, net	21,785	2,547,229	236,376	—	2,805,390
Investment in subsidiaries	—	413,136	—	(413,136)	—
Investment in equity method investee	—	—	171,903	—	171,903
Deferred charges and other assets, net	30,141	749,749	34	—	779,924
Total assets	$32,079,865	$27,066,235	$7,529,481	$(59,169,403)	$7,506,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$413,829	$137,149	$21,954	$—	$572,932
Accounts payable - affiliate	39,952	865	—	—	40,817
Accrued expenses	1,409,212	122,722	268,925	—	1,800,859
Current debt	—	10,987	—	—	10,987
Deferred revenue	6,005	1,472	18	—	7,495
Notes payable	—	5,621	—	—	5,621
Due to related parties	24,813,299	27,166,679	6,776,289	(58,756,267)	—
Total current liabilities	26,682,297	27,445,495	7,067,186	(58,756,267)	2,438,711

Long-term debt	1,550,206	48,024	28,019	—	1,626,249
Deferred tax liabilities	—	—	33,155	—	33,155
Other long-term liabilities	30,612	189,204	4,145	—	223,961
Investment in subsidiaries	632,648	—	—	(632,648)	—
Total liabilities	28,895,763	27,682,723	7,132,505	(59,388,915)	4,322,076

Commitments and contingencies (Note 7)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,359,791	1,731,268	343,940	(2,075,208)	2,359,791
Retained earnings / (accumulated deficit)	840,431	(2,348,904)	53,036	2,295,868	840,431
Accumulated other comprehensive loss	(26,928)	(9,660)	—	9,660	(26,928)
Total PBF Holding Company LLC equity	3,173,294	(627,296)	396,976	230,320	3,173,294
Noncontrolling interest	10,808	10,808	—	(10,808)	10,808
Total equity	3,184,102	(616,488)	396,976	219,512	3,184,102
Total liabilities and equity	$32,079,865	$27,066,235	$7,529,481	$(59,169,403)	$7,506,178

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$5,734,675	$711,722	$685,603	$(1,332,399)	$5,799,601

Cost and expenses:
Cost of products and other	5,238,082	604,332	679,591	(1,332,399)	5,189,606
Operating expenses (excluding depreciation and amortization expense as reflected below)	20	405,024	6,403	—	411,447
Depreciation and amortization expense	—	74,858	1,920	—	76,778
Cost of sales	5,238,102	1,084,214	687,914	(1,332,399)	5,677,831
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	50,969	5,989	1,312	—	58,270
Depreciation and amortization expense	2,714	—	—	—	2,714
Equity income in investee	—	—	(4,022)	—	(4,022)
Loss on sale of assets	—	79	—	—	79
Total cost and expenses	5,291,785	1,090,282	685,204	(1,332,399)	5,734,872

Income (loss) from operations	442,890	(378,560)	399	—	64,729

Other income (expense):
Equity in earnings (loss) of subsidiaries	(377,746)	839	—	376,907	—
Change in fair value of catalyst leases	—	13	—	—	13
Interest expense, net	(32,646)	(405)	(263)	—	(33,314)
Other non-service components of net periodic benefit cost	(91)	367	2	—	278
Income (loss) before income taxes	32,407	(377,746)	138	376,907	31,706
Income tax benefit	—	—	(701)	—	(701)
Net income (loss)	32,407	(377,746)	839	376,907	32,407
Less: net (loss) income attributable to noncontrolling interests	(68)	(68)	—	68	(68)
Net income (loss) attributable to PBF Holding Company LLC	$32,475	$(377,678)	$839	$376,839	$32,475

Comprehensive income (loss) attributable to PBF Holding Company LLC	$32,729	$(377,678)	$839	$376,839	$32,729

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$4,725,779	$625,769	$529,905	$(1,131,255)	$4,750,198

Cost and expenses:
Cost of products and other	4,360,620	497,774	524,615	(1,131,255)	4,251,754
Operating expenses (excluding depreciation and amortization expense as reflected below)	(5)	429,445	7,328	—	436,768
Depreciation and amortization expense	—	52,047	1,881	—	53,928
Cost of sales	4,360,615	979,266	533,824	(1,131,255)	4,742,450
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	33,679	7,165	(381)	—	40,463
Depreciation and amortization expense	1,762	—	—	—	1,762
Equity income in investee	—	—	(3,599)	—	(3,599)
Loss on sale of assets	—	883	—	—	883
Total cost and expenses	4,396,056	987,314	529,844	(1,131,255)	4,781,959

Income (loss) from operations	329,723	(361,545)	61	—	(31,761)

Other income (expense):
Equity in earnings (loss) of subsidiaries	(365,129)	(553)	—	365,682	—
Change in fair value of catalyst leases	—	(2,588)	—	—	(2,588)
Interest expense, net	(30,118)	(358)	(180)	—	(30,656)
Other non-service components of net periodic benefit cost	(16)	(85)	—	—	(101)
Income (loss) before income taxes	(65,540)	(365,129)	(119)	365,682	(65,106)
Income tax expense	—	—	434	—	434
Net income (loss)	(65,540)	(365,129)	(553)	365,682	(65,540)
Less: net income attributable to noncontrolling interests	113	113	—	(113)	113
Net income (loss) attributable to PBF Holding Company LLC	$(65,653)	$(365,242)	$(553)	$365,795	$(65,653)

Comprehensive income (loss) attributable to PBF Holding Company LLC	$(65,332)	$(365,242)	$(553)	$365,795	$(65,332)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$32,407	$(377,746)	$839	$376,907	$32,407
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	4,328	74,866	1,941	—	81,135
Stock-based compensation	—	4,238	—	—	4,238
Change in fair value of catalyst leases	—	(13)	—	—	(13)
Deferred income taxes	—	—	(696)	—	(696)
Non-cash lower of cost or market inventory adjustment	(87,653)	—	—	—	(87,653)
Non-cash change in inventory repurchase obligations	8,825	—	—	—	8,825
Pension and other post-retirement benefit costs	1,659	10,186	—	—	11,845
Income from equity method investee	—	—	(4,022)	—	(4,022)
Distributions from equity method investee	—	—	4,022	—	4,022
Loss on sale of assets	—	79	—	—	79
Equity in earnings (loss) of subsidiaries	377,746	(839)	—	(376,907)	—
Changes in operating assets and liabilities:
Accounts receivable	116,344	669	4,369	—	121,382
Due to/from affiliates	(522,316)	453,040	63,924	—	(5,352)
Inventories	(247,399)	—	(30,895)	—	(278,294)
Prepaid and other current assets	(6,929)	(29,589)	265	—	(36,253)
Accounts payable	69,429	(31,399)	(5,749)	—	32,281
Accrued expenses	55,382	(45,831)	(32,486)	—	(22,935)
Deferred revenue	(1,944)	(17)	(15)	—	(1,976)
Other assets and liabilities	538	(1,551)	(4,939)	—	(5,952)
Net cash (used in) provided by operations	(199,583)	56,093	(3,442)	—	(146,932)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,031)	(19,663)	(289)	—	(20,983)
Expenditures for deferred turnaround costs	—	(58,800)	—	—	(58,800)
Expenditures for other assets	—	(9,544)	—	—	(9,544)
Equity method investment - return of capital	—	—	978	—	978
Due to/from affiliates	(4,280)	—	—	4,280	—
Net cash (used in) provided by investing activities	(5,311)	(88,007)	689	4,280	(88,349)

Cash flows from financing activities:
Repayments of PBF Rail Term Loan	—	—	(1,686)	—	(1,686)
Due to/from affiliates	—	4,280	—	(4,280)	—
Repayment of note payable	—	(1,211)	—	—	(1,211)
Proceeds from insurance premium financing	1,869	25,967	—	—	27,836
Net cash provided by (used in) financing activities	1,869	29,036	(1,686)	(4,280)	24,939

Net decrease in cash and cash equivalents	(203,025)	(2,878)	(4,439)	—	(210,342)
Cash and cash equivalents, beginning of period	486,568	13,456	26,136	—	526,160
Cash and cash equivalents, end of period	$283,543	$10,578	$21,697	$—	$315,818

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(65,540)	$(365,129)	$(553)	$365,682	$(65,540)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	3,914	52,054	1,901	—	57,869
Stock-based compensation	—	5,345	—	—	5,345
Change in fair value of catalyst leases	—	2,588	—	—	2,588
Deferred income taxes	—	—	(38)	—	(38)
Non-cash lower of cost or market inventory adjustment	16,039	—	—	—	16,039
Non-cash change in inventory repurchase obligations	(23,124)	—	—	—	(23,124)
Pension and other post-retirement benefit costs	1,651	8,909	—	—	10,560
Income from equity method investee	—	—	(3,599)	—	(3,599)
Distributions from equity method investee	—	—	3,425	—	3,425
Loss on sale of assets	—	883	—	—	883
Equity in earnings of subsidiaries	365,129	553	—	(365,682)	—
Changes in operating assets and liabilities:
Accounts receivable	21,546	1,136	(15,192)	—	7,490
Due to/from affiliates	(580,598)	520,234	51,783	—	(8,581)
Inventories	(213,072)	—	(25,365)	—	(238,437)
Prepaid and other current assets	992	(29,222)	(69)	—	(28,299)
Accounts payable	(160,331)	(25,872)	(4,073)	1,463	(188,813)
Accrued expenses	196,138	(14,993)	1,994	—	183,139
Deferred revenue	(9,575)	(26)	12	—	(9,589)
Other assets and liabilities	(14,962)	(7,752)	(3,228)	—	(25,942)
Net cash (used in) provided by operations	(461,793)	148,708	6,998	1,463	(304,624)

Cash flows from investing activities:
Acquisition of Torrance refinery and related logistic assets	—	—	—	—	—
Expenditures for property, plant and equipment	(527)	(94,955)	(194)	—	(95,676)
Expenditures for deferred turnaround costs	—	(64,371)	—	—	(64,371)
Expenditures for other assets	—	(14,847)	—	—	(14,847)
Net cash used in investing activities	(527)	(174,173)	(194)	—	(174,894)

Cash flows from financing activities:
Contributions from PBF LLC	72,000	—	—	—	72,000
Repayment of PBF Rail Term Loan	—	—	(1,642)	—	(1,642)
Proceeds from revolver borrowings	200,000	—	—	—	200,000
Repayments of revolver borrowings	(200,000)	—	—	—	(200,000)
Due to/from affiliates	(5,453)	5,453	—	—	—
Net cash provided by (used in) financing activities	66,547	5,453	(1,642)	—	70,358

Net (decrease) increase in cash and cash equivalents	(395,773)	(20,012)	5,162	1,463	(409,160)
Cash and cash equivalents, beginning of period	530,085	56,717	41,366	(1,463)	626,705
Cash and cash equivalents, end of period	$134,312	$36,705	$46,528	$—	$217,545

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Holding Company LLC included in the Annual Report on Form 10-K for the year ended December 31, 2017 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Holding and its consolidated subsidiaries.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of March 31, 2018, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. Our five oil refineries are aggregated into one reportable segment.
Our five refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, New Orleans, Louisiana and Torrance, California. Each refinery is briefly described in the table below:

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

Senior Notes Offering
On May 30, 2017, we and PBF Finance issued $725.0 million in aggregate principal amount of 7.25% senior notes due 2025 (the “2025 Senior Notes”). We used the net proceeds of $711.6 million to fund the cash tender offer (the “Tender Offer”) for any and all of our outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. Upon the satisfaction and discharge of the 2020 Senior Secured Notes in connection with the closing of the Tender Offer and the redemption, the 7.00% senior notes due 2023 (the “2023 Senior Notes”) became unsecured and certain covenants were modified, as provided for in the indenture governing the 2023 Senior Notes and related documents.
Inventory Intermediation Agreements
On May 4, 2017 and September 8, 2017, we and our subsidiaries, Delaware City Refining Company LLC (“DCR”) and Paulsboro Refining Company LLC (“PRC”), entered into amendments to the inventory intermediation agreements (as amended the “Inventory Intermediation Agreements") with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the Inventory Intermediation Agreement by and among J. Aron, us and PRC relating to the Paulsboro refinery extends the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020 and (ii) the Inventory Intermediation Agreement by and among J. Aron, us and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
Agreements with PBFX
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by our indirect parent company, PBF Energy, to own or lease, operate, develop and acquire crude oil, refined petroleum products and natural gas terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of our refineries, as well as for third-party customers.
We have entered into a series of agreements with PBFX, including contribution, commercial and operational agreements. Refer to “Note 6 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements, for descriptions of these agreements and their impact to our operations. Transactions that have an impact on the comparability of our period to period financial performance and financial condition are listed below.
On February 15, 2017, PBFX entered into a contribution agreement (the “PNGPC Contribution Agreement”) between PBFX and PBF LLC, pursuant to which we contributed to PBF LLC, which, in turn, contributed to PBFX’s wholly-owned subsidiary PBFX Operating Company LLC (“PBFX Op Co”) all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”). PNGPC owns and operates an interstate natural gas pipeline. In August 2017, PBFX completed construction of a new 24" pipeline to replace the existing pipeline and commenced services. In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11.6 million affiliate promissory note in favor of PRC, a wholly-owned subsidiary of ours (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the new pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline. Following the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, we received full payment of the affiliate promissory note due from PBFX.
On February 15, 2017, we entered into a ten-year storage services agreement with PBFX Op Co (the “Chalmette Storage Services Agreement”) under which PBFX, through PBFX Op Co, began providing storage services to us commencing on November 1, 2017 upon the completion of the construction of a new crude tank with a shell capacity of 625,000 barrels at our Chalmette refinery (the “Chalmette Storage Tank”). PBFX Op Co and Chalmette Refining entered into a twenty-year lease for the premises upon which the tank is located (the “Lease”) and a project management agreement (the “Project Management Agreement”) pursuant to which Chalmette Refining managed the construction of the tank. The Lease can be extended by PBFX Op Co for two additional ten-year periods.

On May 2, 2018, the Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between us and Delaware City Terminaling Company LLC were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by us on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs (as defined in “Note 6 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements).
A summary of transactions with PBFX is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Reimbursements under affiliate agreements:
Services Agreement	$1,674	$1,618
Omnibus Agreement	1,700	1,654
Total expenses under affiliate agreements	60,864	56,202
Change in Presentation
As discussed in “Note 1 - Description of the Business and Basis of Presentation” of our Notes to Condensed Consolidated Financial Statements, in 2017 we determined that we would revise the presentation of certain line items on our historical consolidated statements of operations to enhance our disclosure under the requirements of Rule 5-03 of Regulation S-X. The revised presentation is comprised of the inclusion of a subtotal within operating costs and expenses referred to as “Cost of sales” and the reclassification of total depreciation and amortization expense between such amounts attributable to cost of sales and other operating costs and expenses. The amount of depreciation and amortization expense that is presented separately within the “Cost of Sales” subtotal represents depreciation and amortization of refining and logistics assets that are integral to the refinery production process.
The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on our historical consolidated income from operations or net income, nor does it have any impact on our consolidated balance sheets, statements of comprehensive income or statements of cash flows.

Results of Operations
The following tables reflect our financial and operating highlights for the three months ended March 31, 2018 and 2017 (amounts in thousands).

	Three Months Ended March 31,
	2018	2017
Revenues	$5,799,601	$4,750,198
Cost and expenses:
Cost of products and other	5,189,606	4,251,754
Operating expenses (excluding depreciation and amortization expense as reflected below)	411,447	436,768
Depreciation and amortization expense	76,778	53,928
Cost of sales	5,677,831	4,742,450
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	58,270	40,463
Depreciation and amortization expense	2,714	1,762
Equity income in investee	(4,022)	(3,599)
Loss on sale of assets	79	883
Total cost and expenses	5,734,872	4,781,959

Income (loss) from operations	64,729	(31,761)

Other income (expense):
Change in fair value of catalyst leases	13	(2,588)
Interest expense, net	(33,314)	(30,656)
Other non-service components of net periodic benefit cost	278	(101)
Income (loss) before income taxes	31,706	(65,106)
Income tax (benefit) expense	(701)	434
Net income (loss)	32,407	(65,540)
Less: net (loss) income attributable to noncontrolling interests	(68)	113
Net income (loss) attributable to PBF Holding Company LLC	$32,475	$(65,653)

Gross margin	$121,770	$7,749
Gross refining margin (1)	$609,995	$498,444

(1)	See Non-GAAP Financial Measures below.

Operating Highlights	Three Months Ended March 31,
	2018	2017
Key Operating Information
Production (bpd in thousands)	803.0	742.7
Crude oil and feedstocks throughput (bpd in thousands)	799.6	738.0
Total crude oil and feedstocks throughput (millions of barrels)	72.0	66.4
Gross margin per barrel of throughput	$1.70	$0.12
Gross refining margin, excluding special items, per barrel of throughput (1)	$7.26	$7.75
Refinery operating expenses, per barrel of throughput	$5.72	$6.58

Crude and feedstocks (% of total throughput) (2)
Heavy	34%	40%
Medium	35%	29%
Light	20%	16%
Other feedstocks and blends	11%	15%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	51%	52%
Distillates and distillate blendstocks	31%	29%
Lubes	1%	1%
Chemicals	2%	2%
Other	15%	16%
Total yield	100%	100%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2018	2017
	(dollars per barrel, except as noted)
Dated Brent Crude	$66.90	$53.57
West Texas Intermediate (WTI) crude oil	$62.90	$51.70
Light Louisiana Sweet (LLS) crude oil	$65.84	$53.39
Alaska North Slope (ANS) crude oil	$67.20	$53.82
Crack Spreads
Dated Brent (NYH) 2-1-1	$12.80	$11.58
WTI (Chicago) 4-3-1	$11.78	$11.19
LLS (Gulf Coast) 2-1-1	$12.84	$12.03
ANS (West Coast) 4-3-1	$16.42	$16.52
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.00	$1.87
Dated Brent less Maya (heavy, sour)	$9.15	$8.95
Dated Brent less WTS (sour)	$5.40	$3.31
Dated Brent less ASCI (sour)	$4.57	$4.08
WTI less WCS (heavy, sour)	$26.06	$12.93
WTI less Bakken (light, sweet)	$1.04	$0.92
WTI less Syncrude (light, sweet)	$0.30	$(2.20)
WTI less LLS (light, sweet)	$(2.94)	$(1.69)
WTI less ANS (light, sweet)	$(4.30)	$(2.12)
Natural gas (dollars per MMBTU)	$2.79	$3.06

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Overview— Net income was $32.4 million for the three months ended March 31, 2018 compared to net loss of $65.5 million for the three months ended March 31, 2017.
Our results for the three months ended March 31, 2018 were positively impacted by a non-cash special item consisting of a lower of cost or market (“LCM”) inventory adjustment of approximately $87.7 million. Our results for the three months ended March 31, 2017 were negatively impacted by an LCM inventory adjustment of approximately $16.0 million. These LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of the change in LCM inventory reserve, our results were negatively impacted by higher depreciation and amortization expense associated with our continued investment in our refining assets and the effect of turnarounds during the quarter on our product mix, partially offset by generally favorable movements in crude differentials, higher crack spreads and overall higher throughput volumes experienced across our refineries.
Revenues— Revenues totaled $5.8 billion for the three months ended March 31, 2018 compared to $4.8 billion for the three months ended March 31, 2017, an increase of approximately $1.0 billion, or 22.1%. Revenues per barrel were $72.05 and $61.91 for the three months ended March 31, 2018 and 2017, respectively, an increase of 16.4% directly related to higher hydrocarbon commodity prices. For the three months ended March 31, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 332,900 bpd, 122,900 bpd, 169,200 bpd and 174,600 bpd, respectively. For the three months ended March 31, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 320,300 bpd, 123,800 bpd, 155,600 bpd and 138,300 bpd, respectively. The throughput rates at our East Coast, Gulf Coast and West Coast refineries were higher in the three months ended 2018 compared to the same period in 2017 despite planned turnarounds at our Gulf Coast refinery beginning towards the end of the quarter. Throughput rates at our Mid-Continent refinery were in line with the same quarter of the prior year despite a planned turnaround beginning in March 2018. The throughput rates at our East Coast refineries increased due to planned downtime at our Delaware City refinery during 2017. The throughput rates at our West Coast refinery increased due to improved refinery performance experienced following the completion of its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. For the three months ended March 31, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 354,500 bpd, 135,700 bpd, 214,500 bpd and 189,700 bpd, respectively. For the three months ended March 31, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 344,900 bpd, 152,800 bpd, 193,700 bpd and 161,000 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $121.8 million, or $1.70 per barrel of throughput, for the three months ended March 31, 2018 compared to $7.7 million, or $0.12 per barrel of throughput, for the three months ended March 31, 2017, an increase of approximately $114.0 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $610.0 million, or $8.49 per barrel of throughput ($522.3 million or $7.26 per barrel of throughput excluding the impact of special items), for the three months ended March 31, 2018 compared to $498.4 million, or $7.51 per barrel of throughput ($514.5 million or $7.75 per barrel of throughput excluding the impact of special items) for the three months ended March 31, 2017, an increase of approximately $111.6 million or $7.9 million excluding special items.
Excluding the impact of special items, gross margin and gross refining margin increased due to generally favorable movements in crude differentials, higher crack spreads and overall higher throughput volumes experienced across our refineries, partially offset by the effect of turnarounds during the quarter on our product mix resulting in higher production of low-value products such as sulfur, petroleum coke and fuel oils. We also experienced increased margin contributions of $56.7 million from our Torrance refinery following its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $87.7 million on a net basis resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of 2017. The non-cash LCM inventory adjustment decreased gross margin and gross refining margin by approximately $16.0 million for the three months ended March 31, 2017. Additionally, our results continue to be negatively impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”) totaling $43.9 million and $45.5 million for the three months ended March 31, 2018 and 2017, respectively.
Average industry refining margins in the Mid-Continent were stronger during the three months ended March 31, 2018 as compared to the same period in 2017. The WTI (Chicago) 4-3-1 industry crack spread was $11.78 per barrel, or 5.3% higher, in the three months ended March 31, 2018 as compared to $11.19 per barrel in the same period in 2017. Our refinery specific crude slate in the Mid-Continent was impacted by an improving WTI/Bakken differential, which was 13.0% higher in the three months ended March 31, 2018, as compared to $0.92 per barrel in the same period in 2017. Additionally, the WTI/Syncrude differential averaged a discount of $0.30 per barrel during the three months ended March 31, 2018 as compared to a premium of $2.20 per barrel in the same period of 2017.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.80 per barrel, or 10.5% higher in the three months ended March 31, 2018, as compared to $11.58 per barrel in the same period in 2017. The Dated Brent/Maya differential was $0.20 higher in the three months ended March 31, 2018 as compared to the same period in 2017. The Dated Brent/WTI differential was $2.13 higher in the three months ended March 31,

2018 as compared to the same period in 2017, and the WTI/Bakken differential was approximately $0.12 per barrel more favorable in the three months ended March 31, 2018 as compared to the same period in 2017.
Gulf Coast industry refining margins improved during the three months ended March 31, 2018 as compared to the same period in 2017. The LLS (Gulf Coast) 2-1-1 industry crack spread was $12.84 per barrel, or 6.7% higher, in the three months ended March 31, 2018 as compared to $12.03 per barrel in the same period in 2017. Crude differentials slightly decreased with the WTI/LLS differential averaging a premium of $2.94 per barrel during the three months ended March 31, 2018 as compared to a premium of $1.69 per barrel in the same period of 2017.
Additionally, West Coast industry refining margins slightly decreased during the three months ended March 31, 2018 as compared to the same period in 2017. The ANS (West Coast) 4-3-1 industry crack spread was $16.42 per barrel, or 0.6% lower, in the three months ended March 31, 2018 as compared to $16.52 per barrel in the same period in 2017. Crude differentials weakened with the WTI/ANS differential averaging a premium of $4.30 per barrel during the three months ended March 31, 2018 as compared to a premium of $2.12 per barrel in the same period of 2017.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $411.4 million, or $5.72 per barrel of throughput, for the three months ended March 31, 2018 compared to $436.8 million, or $6.58 per barrel of throughput, for the three months ended March 31, 2017, a decrease of $25.3 million, or 5.8%. The decrease in operating expenses was driven by increased system reliability, and our focused efforts on reducing operating costs at our Chalmette and Torrance refineries, which lowered quarterly maintenance costs by approximately $29.3 million.
General and Administrative Expenses— General and administrative expenses totaled $58.3 million for the three months ended March 31, 2018 compared to $40.5 million for the three months ended March 31, 2017, an increase of approximately $17.8 million or 44.0%. The increase in general and administrative expenses for the three months ended March 31, 2018 in comparison to the three months ended March 31, 2017 primarily related to higher employee related expenses, including incentive compensation and retirement benefits. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss on Sale of Assets— There was a loss of $0.1 million and a loss of $0.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively, related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $79.5 million for the three months ended March 31, 2018 (including $76.8 million recorded within Cost of sales) compared to $55.7 million for the three months ended March 31, 2017 (including $53.9 million recorded within Cost of sales), an increase of approximately $23.8 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2017 which included the first significant Torrance refinery turnaround under our ownership.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of less than $0.1 million for the three months ended March 31, 2018 compared to a loss of $2.6 million for the three months ended March 31, 2017. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $33.3 million for the three months ended March 31, 2018 compared to $30.7 million for the three months ended March 31, 2017, an increase of approximately $2.7 million. This net increase is attributable to higher debt outstanding partially offset by lower interest rates on a portion of our senior notes that were refinanced in May 2017. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the three months ended March 31, 2018 and March 31, 2017, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $0.7 million was recorded for the three months ended March 31, 2018 in comparison to an income tax expense of $0.4 million recorded for the three months ended March 31, 2017.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to an LCM inventory adjustment, (as further explained in “Notes to Non-GAAP Financial Measures” below on page 48). Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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
Neither gross refining margin nor gross refining margin excluding special items should be considered an alternative to gross margin, income from operations, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross refining margin and gross refining margin excluding special items presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, gross margin, on a historical basis, as applicable, for each of the periods indicated (in thousands, except per barrel amounts):

	Three Months Ended March 31,
	2018		2017
	$	per barrel of throughput	$	per barrel of throughput
Calculation of gross margin:
Revenues	$5,799,601	$80.59	$4,750,198	$71.51
Less: Cost of products and other	5,189,606	72.10	4,251,754	64.00
Less: Refinery operating expense	411,447	5.72	436,768	6.58
Less: Refinery depreciation expense	76,778	1.07	53,927	0.81
Gross margin	$121,770	$1.70	$7,749	$0.12
Reconciliation of gross margin to gross refining margin:
Gross margin	$121,770	$1.70	$7,749	$0.12
Add: Refinery operating expense	411,447	5.72	436,768	6.58
Add: Refinery depreciation expense	76,778	1.07	53,927	0.81
Gross refining margin	$609,995	$8.49	$498,444	$7.51
Special items:
Add: Non-cash LCM inventory adjustment (1)	(87,653)	(1.23)	16,039	0.24
Gross refining margin excluding special items	$522,342	$7.26	$514,483	$7.75

——————————
See Notes to Non-GAAP Financial Measures on page 48
EBITDA, EBITDA Excluding Special Items and Adjusted EBITDA
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst leases, the write down of inventory to the LCM, and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:

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
The following tables reconcile net income as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,

	2018	2017

Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$32,407	$(65,540)
Add: Depreciation and amortization expense	79,492	55,690
Add: Interest expense, net	33,314	30,656
Add: Income tax (benefit) expense	(701)	434
EBITDA	$144,512	$21,240
Special Items:
Add: Non-cash LCM inventory adjustment (1)	(87,653)	16,039
EBITDA excluding special items	$56,859	$37,279

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$144,512	$21,240
Add: Stock-based compensation	4,238	5,345
Add: Non-cash change in fair value of catalyst leases	(13)	2,588
Add: Non-cash LCM inventory adjustment (1)	(87,653)	16,039
Adjusted EBITDA	$61,084	$45,212

——————————
See Notes to Non-GAAP Financial Measures on page 48

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:

(1)	Special items:
LCM inventory adjustment - LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower the cost or market. Cost is determined using last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. The net impact of these LCM inventory adjustments are included in operating income, but are excluded from the operating results presented in the tables in order to make such information comparable between periods.
The following table includes the lower of cost or market inventory reserve as of each date presented (in thousands):

	2018	2017
January 1,	$300,456	$595,988
March 31,	212,803	612,027
The following table includes the corresponding impact of changes in the lower of cost or market inventory reserve on both operating income (loss) and net income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,

	2018	2017
Net LCM inventory adjustment benefit (charge) in both operating and net income (loss)	$87,653	$(16,039)
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as further described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, distribution payments and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of March 31, 2018 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $146.9 million for the three months ended March 31, 2018 compared to net cash used in operating activities of $304.6 million for the three months ended March 31, 2017. Our operating cash flows for the three months ended March 31, 2018 included our net income of $32.4 million, plus depreciation and amortization of $81.1 million, pension and other post-retirement benefits costs of $11.8 million, stock-based compensation of $4.2 million, a change in the fair value of our inventory repurchase obligations of $8.8 million, distributions from our equity method investment in Torrance Valley Pipeline Company LLC (“TVPC”) of $4.0 million, and loss on sale of assets of $0.1 million, partially offset by a non-cash benefit of $87.7 million relating to an LCM inventory adjustment, income from our equity method investment in TVPC of $4.0 million and deferred income taxes of $0.7 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $197.1 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the three months ended March 31, 2017 included our net loss of $65.5 million, plus depreciation and amortization of $57.9 million, a non-cash charge of $16.0 million relating to an LCM inventory adjustment, pension and other post-retirement benefits costs of $10.6 million, stock-based compensation of $5.3 million, changes in the fair value of our catalyst leases of $2.6 million, distributions from our equity method investment in TVPC of $3.4 million and a loss on sale of assets of $0.9 million, offset by a change in the fair value of our inventory repurchase obligations of $23.1 million and income from our equity method investment in TVPC of $3.6 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $309.0 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $88.3 million for the three months ended March 31, 2018 compared to net cash used in investing activities of $174.9 million for the three months ended March 31, 2017. The net cash flows used in investing activities for the three months ended March 31, 2018 was comprised of capital expenditures totaling $21.0 million, expenditures for refinery turnarounds of $58.8 million and expenditures for other assets of $9.5 million, slightly offset by a return of capital related to our equity method investment in TVPC of $1.0 million. Net cash used in investing activities for the three months ended March 31, 2017 was comprised of capital expenditures totaling $95.7 million, expenditures for refinery turnarounds of $64.4 million and expenditures for other assets of $14.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $24.9 million for the three months ended March 31, 2018 compared to net cash provided by financing activities of $70.4 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, net cash provided by financing activities consisted primarily of proceeds from insurance premium financing of $27.8 million, partially offset by principal amortization payments of the PBF Rail Term Loan of $1.7 million and repayments of note payable of $1.2 million. For the three months ended March 31, 2017, net cash provided by financing activities consisted primarily of a contribution from our parent of $72.0 million, partially offset by principal amortization payments of the PBF Rail Term Loan of $1.6 million. Additionally, during the three months ended March 31, 2017, we borrowed and repaid $200.0 million under our asset-based revolving credit agreement resulting in no net change to amounts outstanding for the quarter.
Credit Facility
PBF Holding Revolving Credit Facility
On May 2, 2018, we and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Loan"). Among other things, the 2018 Revolving Loan increases the maximum commitment available to us from $2.6 billion to $3.4 billion, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base to make more funding available for working capital and other general corporate purposes. Borrowings under the 2018 Revolving Loan bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the credit agreement. The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Rate Loans, in each case depending on our corporate credit rating. In addition, an accordion feature allows for commitments of up to $3.5 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement. The 2018 Revolving Loan contains representations, warranties and covenants by us and the other borrowers, as well as customary events of default and indemnification obligations that are consistent with, or more favorable to us than, those in the August 2014 Revolving Credit Agreement.

Liquidity
As of March 31, 2018, our total liquidity was approximately $1,356.7 million, compared to total liquidity of approximately $1,395.2 million as of December 31, 2017. Total liquidity is the sum of our cash and cash equivalents plus the estimated amount available under our asset-based revolving credit agreement.
Working Capital
Our working capital at March 31, 2018 was $1,231.6 million, consisting of $3,816.5 million in total current assets and $2,584.9 million in total current liabilities. Our working capital at December 31, 2017 was $1,310.3 million, consisting of $3,749.0 million in total current assets and $2,438.7 million in total current liabilities. Working capital has decreased primarily as a result of capital expenditures, including turnaround costs, partially offset by earnings during the three months ended March 31, 2018.
Capital Spending
Net capital spending was $89.3 million for the three months ended March 31, 2018, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately $525.0 million to $550.0 million in net capital expenditures during the full year 2018 for facility improvements and refinery maintenance and turnarounds. Significant capital spending for the full year 2018 includes turnarounds for the FCC and alkylation units at our Chalmette refinery, the coker at our Paulsboro refinery and several units at our Toledo and Delaware City refineries, as well as expenditures to meet environmental and regulatory requirements.
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
Inventory Intermediation Agreements
On May 4, 2017 and September 8, 2017, we and our subsidiaries, DCR and PRC, entered into amendments to the Inventory Intermediation Agreements with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the Inventory Intermediation Agreement by and among J. Aron, us and PRC relating to the Paulsboro refinery extends the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020 and (ii) the Inventory Intermediation Agreement by and among J. Aron, us and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the intermediate and finished products (the “Products”) produced by the Paulsboro and Delaware City refineries (the “Refineries”), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Refineries’ tanks. J. Aron has the right to store the Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. We continue to market and sell independently to third parties.
At March 31, 2018, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $351.0 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2018, other than outstanding letters of credit in the amount of approximately $552.4 million and operating leases.

Distribution Policy
On May 3, 2018 PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on May 30, 2018 to PBF Energy Class A common stockholders of record at the close of business on May 15, 2018. If necessary, PBF Holding will make a distribution of up to approximately $34.5 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
As of March 31, 2018, we had $1,356.7 million of unused borrowing availability, which includes our cash and cash equivalents of $315.8 million, under our asset-based revolving credit agreement to fund our operations, if necessary. Accordingly, as of March 31, 2018, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC, if necessary, to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of March 31, 2018, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy’s intended distribution policy.
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
At March 31, 2018 and December 31, 2017, we had gross open commodity derivative contracts representing 25.1 million barrels and 24.3 million barrels, respectively, with an unrealized net loss of $44.1 million and $74.3 million, respectively. The open commodity derivative contracts as of March 31, 2018 expire at various times during 2018.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 34.2 million barrels and 30.1 million barrels at March 31, 2018 and December 31, 2017, respectively. The average cost of our hydrocarbon inventories was approximately $78.70 and $80.21 per barrel on a LIFO basis at March 31, 2018 and December 31, 2017, respectively, excluding the impact of LCM inventory adjustments of approximately $212.8 million and $300.5 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of March 31, 2018. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.
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
Interest Rate Risk
The maximum availability under our 2018 Revolving Loan is $3.40 billion. Borrowings under the 2018 Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the 2018 Revolving Loan. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $34.0 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $26.7 million at March 31, 2018. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.3 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
We also have interest rate exposure in connection with our Inventory Intermediation Agreements under which we pay a time value of money charge based on LIBOR.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. Based on that evaluation, PBF Holding’s principal executive officer and the principal financial officer have concluded that PBF Holding’s disclosure controls and procedures are effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Holding’s internal controls over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On April 7, 2015, DNREC issued a Notice of Violation (W-15-SWD-01) alleging violations of the Delaware City refinery’s NPDES discharge permit during the period between December 12, 2014 through January 4, 2015. On March 5, 2018, a settlement agreement was finalized resolving the alleged violations contained in the April 7, 2015 Notice of Violation, as well as additional alleged violations occurring during the period between January 2014 through January 2018. Pursuant to this settlement agreement, the Delaware City refinery will either pay a penalty of $30,000 and fund an approved Environmental Improvement Project (“EIP”) in the amount of $88,000, or pay a penalty in the amount of $118,000. A cost recovery payment of $7,433 will be assessed in either case.
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
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance and the City of Torrance Fire Department related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA and the California Department of Toxic Substances Control (“DTSC”) conducted inspections following the acquisition related to Torrance operations and issued preliminary findings concerning potential operational violations. On March 1, 2018, we received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under the Resource Conservation and Recovery Act with respect to the alleged violations from EPA’s and DTSC’s inspections. On March 2, 2018, DTSC issued an order to correct alleged violations relating to the accumulation of oil bearing materials. Torrance and DTSC are in discussions to resolve the alleged violations in the order. In the context of these discussions DTSC has indicated potential penalties of approximately $200,000. Other than the potential DTSC penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100,000. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.
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

Item 5. Other Information

(a) On May 2, 2018, the Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between PBF Holding and Delaware City Terminaling Company LLC were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs.
The foregoing description is not complete and is subject to and qualified in its entirety by reference to the full text of the Amended and Restated Delaware City Rail Terminaling Services Agreement and the Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement which are included as Exhibits 10.2 and 10.3 to this Form 10-Q and incorporated herein by reference.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1**
Form of Amended and Restated Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 16, 2018 (File No. 001-35764))

10.2
Amended and Restated Delaware City Rail Terminaling Services Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446))

10.3
Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446))

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date	May 8, 2018	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	May 8, 2018	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)