Form 10-Q
period 2018-06-30
PBF Holding Co LLC; PBF Finance Corp
filed 2018-08-07
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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

(Note: As of January 1, 2018, each registrant was no longer subject to the filing requirements of section 13 or 15(d) of the Exchange Act, however, each registrant filed all reports required to be filed during the period it was subject to section 13 or 15(d) of the Exchange Act.)
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
PBF Holding Company LLC has no common stock outstanding. As of July 31, 2018, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

This combined Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of June 30, 2018. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
•adverse developments in our relationship with both our key employees and unionized employees;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$442,717	$526,160
Accounts receivable	1,031,574	951,129
Accounts receivable - affiliate	6,745	8,352
Inventories	2,540,277	2,213,797
Prepaid and other current assets	51,284	49,523
Total current assets	4,072,597	3,748,961

Property, plant and equipment, net	2,850,236	2,805,390
Investment in equity method investee	169,038	171,903
Deferred charges and other assets, net	861,395	779,924
Total assets	$7,953,266	$7,506,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$634,893	$572,932
Accounts payable - affiliate	31,473	40,817
Accrued expenses	1,818,734	1,800,859
Current debt	1,298	10,987
Deferred revenue	3,657	7,495
Note payable	3,200	5,621
Total current liabilities	2,493,255	2,438,711

Long-term debt	1,610,461	1,626,249
Deferred tax liabilities	28,502	33,155
Other long-term liabilities	231,767	223,961
Total liabilities	4,363,985	4,322,076

Commitments and contingencies (Note 8)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,391,321	2,359,791
Retained earnings	1,213,798	840,431
Accumulated other comprehensive loss	(26,654)	(26,928)
Total PBF Holding Company LLC equity	3,578,465	3,173,294
Noncontrolling interest	10,816	10,808
Total equity	3,589,281	3,184,102
Total liabilities and equity	$7,953,266	$7,506,178

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$7,440,470	$5,013,251	$13,240,071	$9,763,449

Cost and expenses:
Cost of products and other	6,512,153	4,662,833	11,701,759	8,914,587
Operating expenses (excluding depreciation and amortization expense as reflected below)	402,751	398,485	814,198	835,253
Depreciation and amortization expense	82,829	56,973	159,607	110,901
Cost of sales	6,997,733	5,118,291	12,675,564	9,860,741
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	51,756	34,904	110,026	75,367
Depreciation and amortization expense	2,563	6,020	5,277	7,782
Equity income in investee	(4,363)	(3,820)	(8,385)	(7,419)
Loss on sale of assets	594	29	673	912
Total cost and expenses	7,048,283	5,155,424	12,783,155	9,937,383

Income (loss) from operations	392,187	(142,173)	456,916	(173,934)

Other income (expense):
Change in fair value of catalyst leases	4,140	1,104	4,153	(1,484)
Debt extinguishment costs	—	(25,451)	—	(25,451)
Interest expense, net	(33,052)	(32,857)	(66,366)	(63,513)
Other non-service components of net periodic benefit cost	277	(101)	555	(202)
Income (loss) before income taxes	363,552	(199,478)	395,258	(264,584)
Income tax (benefit) expense	(3,983)	5,898	(4,684)	6,332
Net income (loss)	367,535	(205,376)	399,942	(270,916)
Less: net income attributable to noncontrolling interests	76	267	8	380
Net income (loss) attributable to PBF Holding Company LLC	$367,459	$(205,643)	$399,934	$(271,296)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$367,535	$(205,376)	$399,942	$(270,916)
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(235)	43	(235)	77
Net gain on pension and other post-retirement benefits	255	287	509	574
Total other comprehensive income	20	330	274	651
Comprehensive income (loss)	367,555	(205,046)	400,216	(270,265)
Less: comprehensive income attributable to noncontrolling interests	76	267	8	380
Comprehensive income (loss) attributable to PBF Holding Company LLC	$367,479	$(205,313)	$400,208	$(270,645)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$399,942	$(270,916)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	168,110	122,849
Stock-based compensation	9,520	10,134
Change in fair value of catalyst leases	(4,153)	1,484
Deferred income taxes	(4,653)	5,123
Non-cash change in inventory repurchase obligations	2,538	(3,107)
Non-cash lower of cost or market inventory adjustment	(245,655)	167,134
Debt extinguishment costs	—	25,451
Pension and other post-retirement benefit costs	23,691	21,121
Income from equity method investee	(8,385)	(7,419)
Distributions from equity method investee	8,385	12,254
Loss on sale of assets	673	912

Changes in operating assets and liabilities:
Accounts receivable	(80,445)	6,121
Due to/from affiliates	(7,737)	(13,505)
Inventories	(80,825)	(178,738)
Prepaid and other current assets	(1,761)	(18,038)
Accounts payable	64,253	(144,819)
Accrued expenses	910	106,073
Deferred revenue	(3,838)	(7,408)
Other assets and liabilities	(10,025)	(40,525)
Net cash provided by (used in) operations	230,545	(205,819)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(110,169)	(179,575)
Expenditures for deferred turnaround costs	(179,194)	(214,375)
Expenditures for other assets	(12,357)	(23,747)
Equity method investment - return of capital	2,865	—
Net cash used in investing activities	$(298,855)	$(417,697)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Contributions from PBF LLC	$22,000	$97,000
Distributions to members	(26,567)	(5,252)
Proceeds from 2025 Senior Notes	—	725,000
Cash paid to extinguish 2020 Senior Secured Notes	—	(690,209)
Repayments of PBF Rail Term Loan	(3,385)	(3,295)
Proceeds from revolver borrowings	—	290,000
Repayments of revolver borrowings	—	(290,000)
Repayment of note payable	(2,421)	—
Catalyst lease settlements	(9,466)	—
Proceeds from insurance premium financing	17,398	—
Deferred financing costs and other	(12,692)	(12,414)
Net cash (used in) provided by financing activities	(15,133)	110,830

Net decrease in cash and cash equivalents	(83,443)	(512,686)
Cash and cash equivalents, beginning of period	526,160	626,705
Cash and cash equivalents, end of period	$442,717	$114,019

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$20,119	$127,805
Distribution of assets to PBF Energy Company LLC	—	25,547
Conversion of affiliate notes payable to capital contribution	—	86,298

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), a Delaware limited liability company, and PBF Finance LP (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interest in, PBF LLC as of June 30, 2018. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 7 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of June 30, 2018, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The historical comparative information has been revised to conform to the current presentation. This revised presentation does not have an effect on the Company’s historical consolidated income from operations or net income, nor does it have any impact on its consolidated balance sheets, statements of comprehensive income or statements of cash flows. Presented below is a summary of the effects of this revised presentation on the Company’s historical statements of operations for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$4,662,833	—	$4,662,833
Operating expenses (excluding depreciation and amortization expense as reflected below) (1)	398,485	—	398,485
Depreciation and amortization expense	—	56,973	56,973
Cost of sales			5,118,291
General and administrative expenses (excluding depreciation and amortization expense as reflected below) (1)	34,904	—	34,904
Depreciation and amortization expense	62,993	(56,973)	6,020
Equity income in investee	(3,820)	—	(3,820)
Loss on sale of assets	29	—	29
Total cost and expenses	$5,155,424		$5,155,424

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Reclassified
Cost and expenses:
Cost of products and other	$8,914,587	—	$8,914,587
Operating expenses (excluding depreciation and amortization expense as reflected below) (1)	835,253	—	835,253
Depreciation and amortization expense	—	110,901	110,901
Cost of sales			9,860,741
General and administrative expenses (excluding depreciation and amortization expense as reflected below) (1)	75,367	—	75,367
Depreciation and amortization expense	118,683	(110,901)	7,782
Equity income in investee	(7,419)	—	(7,419)
Loss on sale of assets	912	—	912
Total cost and expenses	$9,937,383		$9,937,383
(1) Amounts disclosed include the retrospective adjustments recorded as part of the adoption of ASU 2017-07, as defined below under “Recently Adopted Accounting Guidance”.
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
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net periodic benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other non-service components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-07 effective January 1, 2018 and applied the new guidance retrospectively in the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2018, the Company recorded income of $277 and $555, respectively. For the three and six months ended June 30, 2017, the Company recorded expense of $101 and $202, respectively. These income and expense amounts have been recorded within Other income (expense) for the non-service components of net periodic benefit cost that were historically recorded within Operating expenses and General and administrative expenses.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide additional clarification and implementation guidance for leases related to ASU 2016-02 related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments (collectively, the Company refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Updated Lease Guidance is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. While early adoption is permitted, the Company will not early adopt the Updated Lease Guidance. The Company has established

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

a working group to study and lead the implementation of the Updated Lease Guidance and has instituted a task plan designed to meet the requirements and implementation deadline. The Company has also evaluated and purchased a lease software system, completed software design and configuration of the system, and begun testing the implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on the Company’s consolidated financial statements and related disclosures and the impact on its business processes and controls. While the assessment of this standard is ongoing, the Company has identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases on its balance sheet with “right of use assets” and “lease obligation liabilities” as well as accelerating recognition of the interest expense component of financing leases. The new standard will also require additional disclosures for financing and operating leases.
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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Targeted Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under ASU 2018-07, the existing employee guidance for share-based payments will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. ASU 2018-07 also specifies the following: (i) that equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date; (ii) for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition; (iii) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. Finally, ASU 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, an entity should only re-measure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these nonemployee awards at fair value as of the adoption date. The entity must not re-measure assets that are completed. Disclosures required at transition include the nature of and reason for the change in accounting principle and, if applicable, quantitative information about the cumulative effect of the change on retained earnings or other components of equity. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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
The Company adopted ASC 606 using the modified retrospective method, which has been applied for the three and six months ended June 30, 2018. The Company has applied ASC 606 only to those contracts that were not complete as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under ASC 605.The Company did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are discussed below.
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
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended June 30,
	2018	2017
Gasoline and distillates	$6,341,757	$4,154,375
Feedstocks and other	404,197	310,951
Asphalt and blackoils	397,203	287,731
Chemicals	202,552	179,076
Lubricants	94,761	81,118
Total Revenues	$7,440,470	$5,013,251

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

	Six Months Ended June 30,
	2018	2017
Gasoline and distillates	$11,336,077	$8,243,186
Asphalt and blackoils	706,064	472,859
Feedstocks and other	642,906	535,361
Chemicals	378,660	363,499
Lubricants	176,364	148,544
Total Revenues	$13,240,071	$9,763,449

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
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of our performance, including amounts which are refundable. Deferred revenue was $3,657 and $7,495 as of June 30, 2018 and December 31, 2017, respectively. The decrease in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations for the comparative periods.
Our payment terms vary by the type and location of our customer and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, we require payment before the products or services are delivered to the customer.
Significant Judgment and Practical Expedients
For performance obligations related to sales of products, the Company has determined that customers are able to direct the use of, and obtain substantially all of the benefits from, the products at the point in time that the products are delivered. The Company has determined that the transfer of control upon delivery to the customer’s requested destination accurately depicts the transfer of goods. Upon the delivery of the products and transfer of control, the Company generally has the present right to payment and the customers bear the risks and rewards of ownership of the products. We have elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

3. INVENTORIES
Inventories consisted of the following:

June 30, 2018
	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,159,842	$—	$1,159,842
Refined products and blendstocks	1,036,028	296,142	1,332,170
Warehouse stock and other	103,066	—	103,066
	$2,298,936	$296,142	$2,595,078
Lower of cost or market adjustment	(11,751)	(43,050)	(54,801)
Total inventories	$2,287,185	$253,092	$2,540,277

December 31, 2017
	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,073,093	$—	$1,073,093
Refined products and blendstocks	1,030,817	311,477	1,342,294
Warehouse stock and other	98,866	—	98,866
	$2,202,776	$311,477	$2,514,253
Lower of cost or market adjustment	(232,652)	(67,804)	(300,456)
Total inventories	$1,970,124	$243,673	$2,213,797
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
During the three months ended June 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $158,002 reflecting the net change in the lower of cost or market inventory reserve from $212,803 at March 31, 2018 to $54,801 at June 30, 2018. During the six months ended June 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased both operating income and net income by $245,655 reflecting the net change in the lower of cost or market inventory reserve from $300,456 at December 31, 2017 to $54,801 at June 30, 2018.
During the three months ended June 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $151,095 reflecting the net change in the lower of cost or market inventory reserve from $612,027 at March 31, 2017 to $763,122 at June 30, 2017. During the six months ended June 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased both operating income and net income by $167,134 reflecting the net change in the lower of cost or market inventory reserve from $595,988 at December 31, 2016 to $763,122 at June 30, 2017.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Inventory-related accruals	$1,138,913	$1,151,810
Inventory intermediation agreements	227,740	244,287
Excise and sales tax payable	176,557	118,515
Accrued transportation costs	53,464	64,400
Renewable energy credit and emissions obligations	52,390	26,231
Accrued utilities	31,647	42,189
Accrued salaries and benefits	30,347	58,589
Accrued refinery maintenance and support costs	25,578	35,674
Customer deposits	22,670	16,133
Accrued capital expenditures	14,371	17,342
Accrued interest	10,516	9,466
Environmental liabilities	6,940	7,968
Other	27,601	8,255
Total accrued expenses	$1,818,734	$1,800,859
The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron. As of June 30, 2018 and December 31, 2017, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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

5. DEBT

2018 Revolving Credit Agreement

On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced its existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Credit Agreement"). The 2018 Revolving Credit Agreement has a maximum commitment of $3,400,000, a maturity date of May 2023 and redefines certain components of the Borrowing Base (as defined in the credit agreement) to make more funding available for working capital and other general corporate purposes. Borrowings under the 2018 Revolving Credit Agreement bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin (all as defined in the credit agreement). The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Rate Loans, in each case depending on the Company’s corporate credit rating. In addition, an accordion feature allows for commitments of up to $3,500,000. The LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25%. The 2018 Revolving Credit Agreement contains representations, warranties and covenants by PBF Holding and the other borrowers, as well as customary events of default and indemnification obligations.

At June 30, 2018 and December 31, 2017, there was $350,000 and $350,000, respectively, outstanding under the revolving credit agreements.

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
The income tax (benefit) expense in the PBF Holding condensed consolidated financial statements of operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current income tax (benefit) expense	$(26)	$737	$(31)	$1,209
Deferred income tax (benefit) expense	(3,957)	5,161	(4,653)	5,123
Total income tax (benefit) expense	$(3,983)	$5,898	$(4,684)	$6,332

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
Commercial Agreements
PBFX currently derives a substantial majority of its revenue from long-term, fee-based commercial agreements with PBF Holding relating to assets associated with the Contribution Agreements described above, the majority of which include minimum volume commitments (“MVCs”) and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various pipeline, rail and truck terminaling and storage services to PBF Holding and PBF Holding has committed, under certain of these agreements, to provide PBFX with minimum fees based on minimum monthly throughput volumes. PBF Holding believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
See the 2017 Form 10-K for a more complete description of PBF Holding’s commercial agreements with PBFX, including those identified as leases, that were entered into prior to 2018. The following are commercial agreements entered into between PBF Holding and PBFX during 2018:

•
Amended and Restated Rail Agreements - The Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between PBF Holding and Delaware City Terminaling Company LLC were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs.

•
Knoxville Terminals Agreement - On April 16, 2018, PBFX completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities (the “Knoxville Terminals”) from Cummins Terminals, Inc. (the “Knoxville Terminals Purchase”). In connection with the Knoxville Terminals Purchase, PBF Holding and PBFX entered into a terminal throughput and storage agreement (the “Knoxville Terminals Agreement”) whereby PBFX provides PBF Holding terminaling and storage services at the Knoxville Terminals. The initial term of the Knoxville Terminals Agreement is five years with automatic one-year renewals unless canceled by either party through written notice. Under the Knoxville Terminals Agreement, PBF Holding has a minimum volume commitment for storage and a minimum revenue commitment for throughput. The minimum throughput revenue commitment is $894 for year one, $1,788 for year two and $2,683 for year three and thereafter. The minimum storage commitment is equal to the available shell capacity for the dedicated PBF Holding tanks. If PBF Holding does not throughput or store the aggregate amounts

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

equal to the minimum throughput revenue or available shell capacity described above, PBF Holding will be required to pay a shortfall payment equal to the shortfall revenue or capacity. The throughput and storage services fees are subject to increase or decrease effective as of January 1 of each year, beginning on January 1, 2019, by the amount of any change in the Consumer Price Index, provided that the fee may not be adjusted below the initial amount. The storage commitment under the Knoxville Terminals Agreement is considered a lease.
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
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reimbursements under affiliate agreements:
Services Agreement	$1,674	$1,661	$3,348	$3,279
Omnibus Agreement	1,737	1,630	3,437	3,284
Total expenses under affiliate agreements	63,785	58,355	124,649	114,557

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11,448 recorded as of June 30, 2018 ($10,282 as of

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

December 31, 2017) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of June 30, 2018 and December 31, 2017, this liability is self-guaranteed by the Company.
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
In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery. At the time the Company acquired Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations on or before December 31, 2014. On May 18, 2018 the Order was settled by LDEQ and the Chalmette refinery for an administrative penalty of $741, of which $100 has been paid in cash and the remainder has been or will be spent on beneficial environmental projects.
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
At the time the Company acquired the Toledo refinery, the EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, the EPA issued an Amended Notice of Violation, and on September 20, 2013, the EPA issued a Notice of Violation and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and the EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized, the

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

civil administrative penalty is anticipated to be approximately $645 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to the Company.

In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $133,928 as of June 30, 2018 ($136,487 as of December 31, 2017), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).

Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after the Company’s acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. In April 2017, EPA referred the RCRA preliminary findings to DTSC for final resolution. On March 1, 2018, the Company received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under RCRA with respect to the alleged violations from EPA’s and DTSC’s December 2016 inspection. On March 2, 2018, DTSC issued an order to correct alleged RCRA violations relating to the accumulation of oil bearing materials in roll off bins during 2016 and 2017. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $150. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these remaining alleged RCRA violations. Other than the $150 DTSC administrative penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.
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
The Company is required to comply with the Renewable Fuel Standard (“RFS”) implemented by the EPA, which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. In July 2018, the EPA issued proposed amendments to the RFS program regulations that would establish annual percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and renewable fuels that would apply to all gasoline and diesel produced in the U.S. or imported in the year 2019. In addition, the separate proposal includes a proposed biomass-based diesel applicable volume for 2020. It is likely that RIN production will continue to be lower than needed forcing obligated parties, such as the Company, to purchase cellulosic waiver credits or purchase excess RINs from suppliers on the open market.
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
As of January 1, 2011, the Company is required to comply with the EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its produced gasoline. The Company purchases benzene credits to meet these requirements. The Company’s planned capital projects will reduce the amount of benzene credits that it needs to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These new requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause the Company to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable its refineries to produce products that meet applicable requirements.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.0% interest in PBF LLC as of June 30, 2018 (96.7% as of December 31, 2017). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX. As a result of the reduction of the corporate federal tax rate to 21% as part of the Tax Cuts and Jobs Act, PBF Energy’s liability associated with the Tax Receivable Agreement was reduced.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

9. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$11,836	$10,144	$23,672	$20,287
Interest cost	1,449	1,084	2,896	2,168
Expected return on plan assets	(2,136)	(1,442)	(4,270)	(2,884)
Amortization of prior service cost	22	13	43	26
Amortization of actuarial loss	72	113	143	226
Net periodic benefit cost	$11,243	$9,912	$22,484	$19,823

	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$287	$316	$574	$632
Interest cost	155	172	310	344
Amortization of prior service cost	161	161	323	322
Net periodic benefit cost	$603	$649	$1,207	$1,298

The Company adopted ASU 2017-07 as described in “Note 1 - Description of the Business and Basis of Presentation” effective January 1, 2018. The new guidance requires the bifurcation of net periodic benefit cost. The service cost component is presented within Income from operations, while the other components are reported separately outside of operations. This guidance was applied retrospectively in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2018, the Company recorded income of $277 and $555, respectively, related to the non-service cost components of net periodic benefit cost in Other income (expense). For the three and six months ended June 30, 2017, the Company recorded expense of $101 and $202, respectively, related to the non-service cost components of net periodic benefit cost in Other income (expense).

10. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2018 and December 31, 2017.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

	As of June 30 2018
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$13,173	$—	$—	$13,173	N/A	$13,173
Commodity contracts	65,389	5,999	—	71,388	(71,388)	—
Liabilities:
Commodity contracts	75,477	37,397	—	112,874	(71,388)	41,486
Catalyst lease obligations	—	45,430	—	45,430	—	45,430
Derivatives included with inventory intermediation agreement obligations	—	10,259	—	10,259	—	10,259

	As of December 31, 2017
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,730	$—	$—	$4,730	N/A	$4,730
Commodity contracts	10,031	357	—	10,388	(10,388)	—
Liabilities:
Commodity contracts	51,673	33,035	—	84,708	(10,388)	74,320
Catalyst lease obligations	—	59,048	—	59,048	—	59,048
Derivatives included with inventory intermediation agreement obligations	—	7,721	—	7,721	—	7,721
The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2018 and December 31, 2017, $9,464 and $9,593, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$—	$—	$—	$(84)
Purchases	—	—	—	—
Settlements	—	—	—	45
Unrealized gain included in earnings	—	—	—	39
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$—	$—	$—	$—

There were no transfers between levels during the three and six months ended June 30, 2018 or 2017.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725,000	$763,255	$725,000	$763,945
2023 Senior Notes (a)	500,000	521,660	500,000	522,101
Revolving Credit Agreement (b)	350,000	350,000	350,000	350,000
PBF Rail Term Loan (b)	24,982	24,982	28,366	28,366
Catalyst leases (c)	45,430	45,430	59,048	59,048
	1,645,412	1,705,327	1,662,414	1,723,460
Less - Current debt (c)	(1,298)	(1,298)	(10,987)	(10,987)
Less - Unamortized deferred financing costs	(33,653)	n/a	(25,178)	n/a
Long-term debt	$1,610,461	$1,704,029	$1,626,249	$1,712,473

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
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst. During 2017, Delaware City Refining entered into two platinum bridge leases which were settled as of June 30, 2018 and the Company entered into a new platinum bridge lease, which will expire in the first quarter of 2019. The total outstanding balance related to these bridge leases as of June 30, 2018 and December 31, 2017 was $1,298 and $10,987, respectively, and is included in Current debt on the Company’s Condensed Consolidated balance sheet.

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
As of June 30, 2018, there were 2,868,426 barrels of intermediates and refined products (3,000,142 barrels at December 31, 2017) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2018, there were 22,752,000 barrels of crude oil and 5,293,000 barrels of refined products (22,348,000 and 1,989,000, respectively, as of December 31, 2017), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of June 30, 2018 and December 31, 2017 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
June 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(10,259)
December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(7,721)

Derivatives not designated as hedging instruments:
June 30, 2018:
Commodity contracts	Accrued expenses	$(41,486)
December 31, 2017:
Commodity contracts	Accrued expenses	$(74,320)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the condensed consolidated statements of operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended June 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$6,287
For the three months ended June 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(20,017)
For the six months ended June 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(2,538)
For the six months ended June 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$3,107

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2018:
Commodity contracts	Cost of products and other	$(33,079)
For the three months ended June 30, 2017:
Commodity contracts	Cost of products and other	$14,293
For the six months ended June 30, 2018:
Commodity contracts	Cost of products and other	$(46,360)
For the six months ended June 30, 2017:
Commodity contracts	Cost of products and other	$14,684

Hedged items designated in fair value hedges:
For the three months ended June 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$(6,287)
For the three months ended June 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$20,017
For the six months ended June 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$2,538
For the six months ended June 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$(3,107)
The Company had no ineffectiveness related to the fair value hedges for the three and six months ended June 30, 2018 or 2017.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

12. SUBSEQUENT EVENTS
Dividend Declared
On August 2, 2018, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on August 30, 2018 to PBF Energy Class A common stockholders of record at the close of business on August 15, 2018.
Development Assets Acquisition
Pursuant to contribution agreements entered into on July 16, 2018, PBF Holding contributed certain of its subsidiaries (the “Development Assets Acquisition”) to PBF LLC. PBFX Op Co, PBFX’s wholly owned subsidiary, in turn acquired the subsidiary assets from PBF LLC that included the Toledo Rail Products Facility, an unloading and loading rail facility; the Chalmette Truck Rack, a truck loading rack facility; the Chalmette Rosin Yard, a rail yard facility; the Paulsboro Lube Oil Terminal, a lubes oil terminal facility; and the Delaware Ethanol Storage Facility, an ethanol storage facility (collectively, the “Development Assets”). The Development Assets Acquisition closed on July 31, 2018 for total consideration of $31,586 consisting of 1,494,134 common units of PBFX issued to PBF LLC.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)

	June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$400,634	$16,243	$25,840	$—	$442,717
Accounts receivable	992,378	9,071	30,125	—	1,031,574
Accounts receivable - affiliate	2,727	3,292	726	—	6,745
Inventories	2,353,720	—	186,557	—	2,540,277
Prepaid and other current assets	18,953	30,848	1,483	—	51,284
Due from related parties	31,378,354	24,147,941	8,296,673	(63,822,968)	—
Total current assets	35,146,766	24,207,395	8,541,404	(63,822,968)	4,072,597

Property, plant and equipment, net	19,084	2,597,504	233,648	—	2,850,236
Investment in subsidiaries	—	390,529	—	(390,529)	—
Investment in equity method investee	—	—	169,038	—	169,038
Deferred charges and other assets, net	24,250	837,111	34	—	861,395
Total assets	$35,190,100	$28,032,539	$8,944,124	$(64,213,497)	$7,953,266

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$508,073	$109,942	$16,878	$—	$634,893
Accounts payable - affiliate	30,042	1,431	—	—	31,473
Accrued expenses	1,477,262	109,095	232,377	—	1,818,734
Current debt	—	1,298	—	—	1,298
Deferred revenue	3,630	20	7	—	3,657
Due to related parties	26,699,566	28,862,202	8,261,200	(63,822,968)	—
Note payable	—	3,200	—	—	3,200
Total current liabilities	28,718,573	29,087,188	8,510,462	(63,822,968)	2,493,255

Long-term debt	1,541,649	44,132	24,680	—	1,610,461
Deferred tax liabilities	—	—	28,502	—	28,502
Other long-term liabilities	30,979	196,643	4,145	—	231,767
Investment in subsidiaries	1,309,618	—	—	(1,309,618)	—
Total liabilities	31,600,819	29,327,963	8,567,789	(65,132,586)	4,363,985

Commitments and contingencies (Note 8)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,391,321	1,734,642	332,689	(2,067,331)	2,391,321
Retained earnings / (accumulated deficit)	1,213,798	(3,031,222)	43,646	2,987,576	1,213,798
Accumulated other comprehensive loss	(26,654)	(9,660)	—	9,660	(26,654)
Total PBF Holding Company LLC equity	3,578,465	(1,306,240)	376,335	929,905	3,578,465
Noncontrolling interest	10,816	10,816	—	(10,816)	10,816
Total equity	3,589,281	(1,295,424)	376,335	919,089	3,589,281
Total liabilities and equity	$35,190,100	$28,032,539	$8,944,124	$(64,213,497)	$7,953,266

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

Commitments and contingencies (Note 8)

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$7,379,226	$342,061	$903,603	$(1,184,420)	$7,440,470

Cost and expenses:
Cost of products and other	6,628,670	157,113	910,790	(1,184,420)	6,512,153
Operating expenses (excluding depreciation and amortization expense as reflected below)	11	394,759	7,981	—	402,751
Depreciation and amortization expense	—	80,906	1,923	—	82,829
Cost of sales	6,628,681	632,778	920,694	(1,184,420)	6,997,733
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	43,894	6,995	867	—	51,756
Depreciation and amortization expense	2,563	—	—	—	2,563
Equity income in investee	—	—	(4,363)	—	(4,363)
Loss on sale of assets	—	594	—	—	594
Total cost and expenses	6,675,138	640,367	917,198	(1,184,420)	7,048,283

Income (loss) from operations	704,088	(298,306)	(13,595)	—	392,187

Other income (expense):
Equity in earnings of subsidiaries	(304,211)	(9,888)	—	314,099	—
Change in fair value of catalyst leases	—	4,140	—	—	4,140
Interest expense, net	(32,248)	(527)	(277)	—	(33,052)
Other non-service components of net periodic benefit cost	(94)	370	1	—	277
Income (loss) before income taxes	367,535	(304,211)	(13,871)	314,099	363,552
Income tax benefit	—	—	(3,983)	—	(3,983)
Net income (loss)	367,535	(304,211)	(9,888)	314,099	367,535
Less: net income attributable to noncontrolling interests	76	76	—	(76)	76
Net income (loss) attributable to PBF Holding Company LLC	$367,459	$(304,287)	$(9,888)	$314,175	$367,459

Comprehensive income (loss) attributable to PBF Holding Company LLC	$367,479	$(304,287)	$(9,888)	$314,175	$367,479

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$4,928,464	$134,566	$512,262	$(562,041)	$5,013,251

Cost and expenses:
Cost of products and other	4,703,574	32,288	489,012	(562,041)	4,662,833
Operating expenses (excluding depreciation and amortization expense as reflected below)	(326)	389,804	9,007	—	398,485
Depreciation and amortization expense	—	55,076	1,897	—	56,973
Cost of sales	4,703,248	477,168	499,916	(562,041)	5,118,291
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	28,827	6,286	(209)	—	34,904
Depreciation and amortization expense	6,020	—	—	—	6,020
Equity income in investee	—	—	(3,820)	—	(3,820)
Loss on sale of assets	—	29	—	—	29
Total cost and expenses	4,738,095	483,483	495,887	(562,041)	5,155,424

Income (loss) from operations	190,369	(348,917)	16,375	—	(142,173)

Other income (expense):
Equity in (loss) earnings of subsidiaries	(338,171)	1,442	—	336,729	—
Change in fair value of catalyst leases	—	1,104	—	—	1,104
Debt extinguishment costs	(25,451)	—	—	—	(25,451)
Interest expense, net	(32,108)	(480)	(269)	—	(32,857)
Other non-service components of net periodic benefit cost	(16)	(85)	—	—	(101)
Income (loss) before income taxes	(205,377)	(346,936)	16,106	336,729	(199,478)
Income tax expense	—	—	5,898	—	5,898
Net income (loss)	(205,377)	(346,936)	10,208	336,729	(205,376)
Less: net income attributable to noncontrolling interests	267	267	—	(267)	267
Net income (loss) attributable to PBF Holding Company LLC	$(205,644)	$(347,203)	$10,208	$336,996	$(205,643)

Comprehensive income (loss) attributable to PBF Holding Company LLC	$(205,314)	$(347,203)	$10,208	$336,996	$(205,313)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

	Six Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$13,113,901	$1,053,783	$1,589,206	$(2,516,819)	$13,240,071

Cost and expenses:
Cost of products and other	11,866,752	761,445	1,590,381	(2,516,819)	11,701,759
Operating expenses (excluding depreciation and amortization expense as reflected below)	31	799,783	14,384	—	814,198
Depreciation and amortization expense	—	155,764	3,843	—	159,607
Cost of sales	11,866,783	1,716,992	1,608,608	(2,516,819)	12,675,564
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	94,863	12,984	2,179	—	110,026
Depreciation and amortization expense	5,277	—	—	—	5,277
Equity income in investee	—	—	(8,385)	—	(8,385)
Loss on sale of assets	—	673	—	—	673
Total cost and expenses	11,966,923	1,730,649	1,602,402	(2,516,819)	12,783,155

Income (loss) from operations	1,146,978	(676,866)	(13,196)	—	456,916

Other income (expense):
Equity in loss of subsidiaries	(681,957)	(9,049)	—	691,006	—
Change in fair value of catalyst leases	—	4,153	—	—	4,153
Interest expense, net	(64,894)	(932)	(540)	—	(66,366)
Other non-service components of net periodic benefit cost	(185)	737	3	—	555
Income (loss) before income taxes	399,942	(681,957)	(13,733)	691,006	395,258
Income tax benefit	—	—	(4,684)	—	(4,684)
Net income (loss)	399,942	(681,957)	(9,049)	691,006	399,942
Less: net income attributable to noncontrolling interests	8	8	—	(8)	8
Net income (loss) attributable to PBF Holding Company LLC	$399,934	$(681,965)	$(9,049)	$691,014	$399,934

Comprehensive income (loss) attributable to PBF Holding Company LLC	$400,208	$(681,965)	$(9,049)	$691,014	$400,208

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Six Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$9,654,243	$760,335	$1,042,167	$(1,693,296)	$9,763,449

Cost and expenses:
Cost of products and other	9,064,194	530,062	1,013,627	(1,693,296)	8,914,587
Operating expenses (excluding depreciation and amortization expense as reflected below)	(331)	819,249	16,335	—	835,253
Depreciation and amortization expense	—	107,123	3,778	—	110,901
Cost of sales	9,063,863	1,456,434	1,033,740	(1,693,296)	9,860,741
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	62,506	13,451	(590)	—	75,367
Depreciation and amortization expense	7,782	—	—	—	7,782
Equity income in investee	—	—	(7,419)	—	(7,419)
Loss on sale of assets	—	912	—	—	912
Total cost and expenses	9,134,151	1,470,797	1,025,731	(1,693,296)	9,937,383

Income (loss) from operations	520,092	(710,462)	16,436	—	(173,934)

Other income (expense):
Equity in (loss) earnings of subsidiaries	(703,300)	3,335	—	699,965	—
Change in fair value of catalyst leases	—	(1,484)	—	—	(1,484)
Debt extinguishment costs	(25,451)	—	—	—	(25,451)
Interest expense, net	(62,226)	(838)	(449)	—	(63,513)
Other non-service components of net periodic benefit cost	(32)	(170)	—	—	(202)
Income (loss) before income taxes	(270,917)	(709,619)	15,987	699,965	(264,584)
Income tax expense	—	—	6,332	—	6,332
Net income (loss)	(270,917)	(709,619)	9,655	699,965	(270,916)
Less: net income attributable to noncontrolling interests	380	380	—	(380)	380
Net income (loss) attributable to PBF Holding Company LLC	$(271,297)	$(709,999)	$9,655	$700,345	$(271,296)

Comprehensive income (loss) attributable to PBF Holding Company LLC	$(270,646)	$(709,999)	$9,655	$700,345	$(270,645)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$399,942	$(681,957)	$(9,049)	$691,006	$399,942
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	8,417	155,805	3,888	—	168,110
Stock-based compensation	—	9,520	—	—	9,520
Change in fair value of catalyst leases	—	(4,153)	—	—	(4,153)
Deferred income taxes	—	—	(4,653)	—	(4,653)
Non-cash change in inventory repurchase obligations	2,538	—	—	—	2,538
Non-cash lower of cost or market inventory adjustment	(245,655)	—	—	—	(245,655)
Pension and other post-retirement benefit costs	3,482	20,209	—	—	23,691
Income from equity method investee	—	—	(8,385)	—	(8,385)
Distributions from equity method investee	—	—	8,385	—	8,385
Loss on sale of assets	—	673	—	—	673
Equity in earnings of subsidiaries	681,957	9,049	—	(691,006)	—
Changes in operating assets and liabilities:
Accounts receivable	(89,080)	(1,466)	10,101	—	(80,445)
Due to/from affiliates	(866,193)	849,520	8,936	—	(7,737)
Inventories	(125,750)	—	44,925	—	(80,825)
Prepaid and other current assets	1,572	(3,750)	417	—	(1,761)
Accounts payable	94,244	(24,915)	(5,076)	—	64,253
Accrued expenses	61,061	(23,450)	(36,701)	—	910
Deferred revenue	(2,375)	(1,452)	(11)	—	(3,838)
Other assets and liabilities	8,585	(7,018)	(11,592)	—	(10,025)
Net cash (used in) provided by operations	(67,255)	296,615	1,185	—	230,545

Cash flows from investing activities:
Expenditures for property, plant and equipment	(2,575)	(106,633)	(961)	—	(110,169)
Expenditures for deferred turnaround costs	—	(179,194)	—	—	(179,194)
Expenditures for other assets	—	(12,357)	—	—	(12,357)
Equity method investment - return of capital	—	—	2,865	—	2,865
Due to/from affiliates	(13)	—	—	13	—
Net cash (used in) provided by investing activities	(2,588)	(298,184)	1,904	13	(298,855)

Cash flows from financing activities:
Contributions from PBF LLC	22,000	—	—	—	22,000
Distribution to members	(26,567)	—	—	—	(26,567)
Repayments of PBF Rail Term Loan	—	—	(3,385)	—	(3,385)
Repayment of note payable	—	(2,421)	—	—	(2,421)
Catalyst lease settlements	—	(9,466)	—	—	(9,466)
Due to/from affiliates	—	13	—	(13)	—
Proceeds from insurance premium financing	1,168	16,230	—	—	17,398
Deferred financing cost and other	(12,692)	—	—	—	(12,692)
Net cash (used in) provided by financing activities	(16,091)	4,356	(3,385)	(13)	(15,133)

Net (decrease) increase in cash and cash equivalents	(85,934)	2,787	(296)	—	(83,443)
Cash and cash equivalents, beginning of period	486,568	13,456	26,136	—	526,160
Cash and cash equivalents, end of period	$400,634	$16,243	$25,840	$—	$442,717

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$(270,917)	$(709,619)	$9,655	$699,965	$(270,916)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations:
Depreciation and amortization	11,597	107,429	3,823	—	122,849
Stock-based compensation	—	10,134	—	—	10,134
Change in fair value of catalyst leases	—	1,484	—	—	1,484
Deferred income taxes	—	—	5,123	—	5,123
Non-cash change in inventory repurchase obligations	(3,107)	—	—	—	(3,107)
Non-cash lower of cost or market inventory adjustment	167,134	—	—	—	167,134
Debt extinguishment costs	25,451	—	—	—	25,451
Pension and other post-retirement benefit costs	3,304	17,817	—	—	21,121
Income from equity method investee	—	—	(7,419)	—	(7,419)
Distributions from equity method investee	—	—	12,254	—	12,254
Loss on sale of assets	—	912	—	—	912
Equity in earnings (loss) of subsidiaries	703,300	(3,335)	—	(699,965)	—
Changes in operating assets and liabilities:
Accounts receivable	21,334	3,501	(18,714)	—	6,121
Due to/from affiliates	(1,111,279)	1,029,667	68,107	—	(13,505)
Inventories	(141,219)	—	(37,519)	—	(178,738)
Prepaid and other current assets	(3,314)	(14,716)	(8)	—	(18,038)
Accounts payable	(120,026)	(24,140)	(2,116)	1,463	(144,819)
Accrued expenses	178,794	(42,903)	(29,818)	—	106,073
Deferred revenue	(6,002)	(1,418)	12	—	(7,408)
Other assets and liabilities	(15,218)	(13,881)	(11,426)	—	(40,525)
Net cash (used in) provided by operations	(560,168)	360,932	(8,046)	1,463	(205,819)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(287)	(179,019)	(269)	—	(179,575)
Expenditures for deferred turnaround costs	—	(214,375)	—	—	(214,375)
Expenditures for other assets	—	(23,747)	—	—	(23,747)
Net cash used in investing activities	(287)	(417,141)	(269)	—	(417,697)

Cash flows from financing activities:
Contributions from PBF LLC	97,000	—	—	—	97,000
Distributions to members	(5,252)	—	—	—	(5,252)
Proceeds from 2025 Senior Notes	725,000	—	—	—	725,000
Cash paid to extinguish 2020 Senior Secured Notes	(690,209)	—	—	—	(690,209)
Repayments of PBF Rail Term Loan	—	—	(3,295)	—	(3,295)
Proceeds from revolver borrowings	290,000	—	—	—	290,000
Repayments of revolver borrowings	(290,000)	—	—	—	(290,000)
Due to/from affiliates	(5,453)	5,453	—	—	—
Deferred financing costs and other	(12,414)	—	—	—	(12,414)
Net cash provided by (used in) financing activities	108,672	5,453	(3,295)	—	110,830

Net (decrease) increase in cash and cash equivalents	(451,783)	(50,756)	(11,610)	1,463	(512,686)
Cash and cash equivalents, beginning of period	530,085	56,717	41,366	(1,463)	626,705
Cash and cash equivalents, end of period	$78,302	$5,961	$29,756	$—	$114,019

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of June 30, 2018, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. Our five oil refineries are aggregated into one reportable segment.
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

PBF Holding Revolving Credit Facility
On May 2, 2018, we and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Credit Agreement"). Among other things, the 2018 Revolving Credit Agreement increases the maximum commitment available to us from $2.6 billion to $3.4 billion, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base, as defined in the credit agreement, to make more funding available for working capital and other general corporate purposes. In addition, an accordion feature allows for commitments of up to $3.5 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement.
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
Inventory Intermediation Agreements
On May 4, 2017 and September 8, 2017, we and our subsidiaries, DCR and PRC, entered into amendments to the inventory intermediation agreements (as amended the “Inventory Intermediation Agreements") with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the Inventory Intermediation Agreement by and among J. Aron, us and PRC relating to the Paulsboro refinery extends the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020 and (ii) the Inventory Intermediation Agreement by and among J. Aron, us and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
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
We have entered into a series of agreements with PBFX, including contribution, commercial and operational agreements. Refer to “Note 7 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements, for descriptions of these agreements and their impact to our operations. Transactions that have an impact on the comparability of our period to period financial performance and financial condition are listed below.
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
On April 16, 2018, PBFX completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities with nine loading bays (the “Knoxville Terminals”) from Cummins Terminals, Inc. (the “Knoxville Terminals Purchase”). In connection with the Knoxville Terminals Purchase, we and PBFX entered into a terminal throughput and storage agreement (the “Knoxville Terminals Agreement”) wherein PBFX provides us terminaling and storage services at the Knoxville Terminals. The initial term of the Knoxville Terminals Agreement is five years with automatic one year renewals unless canceled by either party through written notice. Under the Knoxville Terminals Agreement, we have a minimum volume commitment for storage and a minimum revenue commitment for throughput. If we do not throughput or store the aggregate amounts equal to the minimum throughput revenue or available shell capacity as described in “Note 7 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements), we will be required to pay a shortfall payment equal to the shortfall revenue or capacity.
On May 2, 2018, the Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between us and Delaware City Terminaling Company LLC were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by us on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the minimum volume commitment (as defined in “Note 7 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements).
A summary of transactions with PBFX is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reimbursements under affiliate agreements:
Services Agreement	$1,674	$1,661	$3,348	$3,279
Omnibus Agreement	1,737	1,630	3,437	3,284
Total expenses under affiliate agreements	63,785	58,355	124,649	114,557
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

Results of Operations
The following tables reflect our financial and operating highlights for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$7,440,470	$5,013,251	$13,240,071	$9,763,449
Cost and expenses:
Cost of products and other	6,512,153	4,662,833	11,701,759	8,914,587
Operating expenses (excluding depreciation and amortization expense as reflected below)	402,751	398,485	814,198	835,253
Depreciation and amortization expense	82,829	56,973	159,607	110,901
Cost of sales	6,997,733	5,118,291	12,675,564	9,860,741
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	51,756	34,904	110,026	75,367
Depreciation and amortization expense	2,563	6,020	5,277	7,782
Equity income in investee	(4,363)	(3,820)	(8,385)	(7,419)
Loss on sale of assets	594	29	673	912
Total cost and expenses	7,048,283	5,155,424	12,783,155	9,937,383

Income (loss) from operations	392,187	(142,173)	456,916	(173,934)

Other income (expense):
Change in fair value of catalyst leases	4,140	1,104	4,153	(1,484)
Debt extinguishment costs	—	(25,451)	—	(25,451)
Interest expense, net	(33,052)	(32,857)	(66,366)	(63,513)
Other non-service components of net periodic benefit cost	277	(101)	555	(202)
Income (loss) before income taxes	363,552	(199,478)	395,258	(264,584)
Income tax (benefit) expense	(3,983)	5,898	(4,684)	6,332
Net income (loss)	367,535	(205,376)	399,942	(270,916)
Less: net income attributable to noncontrolling interests	76	267	8	380
Net income (loss) attributable to PBF Holding Company LLC	$367,459	$(205,643)	$399,934	$(271,296)

Consolidated gross margin	$442,737	$(105,040)	$564,507	$(97,292)
Gross refining margin (1)	$928,317	$350,418	$1,538,312	$848,862

(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Key Operating Information
Production (bpd in thousands)	866.1	764.2	831.2	748.8
Crude oil and feedstocks throughput (bpd in thousands)	866.6	769.2	833.3	753.7
Total crude oil and feedstocks throughput (millions of barrels)	78.8	70.0	150.8	136.4
Consolidated gross margin per barrel of throughput	$5.61	$(1.49)	$3.75	$(0.71)
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.77	$7.17	$8.57	$7.45
Refinery operating expense, per barrel of throughput	$5.11	$5.69	$5.40	$6.12

Crude and feedstocks (% of total throughput) (2)
Heavy	38%	30%	37%	35%
Medium	28%	31%	31%	30%
Light	21%	23%	20%	20%
Other feedstocks and blends	13%	16%	12%	15%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	48%	50%	49%	51%
Distillates and distillate blendstocks	32%	30%	32%	30%
Lubes	1%	1%	1%	1%
Chemicals	2%	2%	2%	2%
Other	17%	16%	16%	16%
Total yield	100%	99%	100%	100%

(1)	See Non-GAAP Financial Measures.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars per barrel, except as noted)
Dated Brent Crude	$74.42	$49.69	$70.75	$51.61
West Texas Intermediate (WTI) crude oil	$68.02	$48.11	$65.52	$49.89
Light Louisiana Sweet (LLS) crude oil	$73.14	$50.17	$69.58	$51.77
Alaska North Slope (ANS) crude oil	$73.93	$50.61	$70.64	$52.20
Crack Spreads
Dated Brent (NYH) 2-1-1	$14.96	$14.81	$13.90	$13.21
WTI (Chicago) 4-3-1	$17.56	$14.09	$14.74	$12.65
LLS (Gulf Coast) 2-1-1	$13.52	$12.56	$13.19	$12.30
ANS (West Coast) 4-3-1	$18.70	$19.16	$17.59	$17.85
Crude Oil Differentials
Dated Brent (foreign) less WTI	$6.40	$1.58	$5.23	$1.73
Dated Brent less Maya (heavy, sour)	$12.40	$8.00	$10.78	$7.34
Dated Brent less WTS (sour)	$14.78	$2.65	$10.20	$2.98
Dated Brent less ASCI (sour)	$5.09	$2.85	$4.84	$3.46
WTI less WCS (heavy, sour)	$18.26	$9.56	$22.17	$11.23
WTI less Bakken (light, sweet)	$0.39	$0.30	$0.70	$0.61
WTI less Syncrude (light, sweet)	$2.98	$(1.35)	$1.69	$(1.81)
WTI less LLS (light, sweet)	$(5.12)	$(2.06)	$(4.06)	$(1.88)
WTI less ANS (light, sweet)	$(5.91)	$(2.50)	$(5.12)	$(2.31)
Natural gas (dollars per MMBTU)	$2.85	$3.14	$2.82	$3.10

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Overview— Net income was $367.5 million for the three months ended June 30, 2018 compared to a loss of $205.4 million for the three months ended June 30, 2017.
Our results for the three months ended June 30, 2018 were positively impacted by a non-cash special item consisting of a lower of cost or market (“LCM”) inventory adjustment of approximately $158.0 million. Our results for the three months ended June 30, 2017 were negatively impacted by an LCM inventory adjustment of approximately $151.1 million and debt extinguishment costs related to the early retirement of our 2020 Senior Secured Notes of $25.5 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were positively impacted by strong crack spreads, particularly in the Mid-Continent, favorable movements in crude differentials and higher overall throughput volumes and barrels sold across our refineries as a result of all five refineries operating without significant turnarounds or major maintenance during the quarter. In particular, we benefited significantly from favorable results at our Torrance refinery, which continues to experience operational improvements due to the capital investments made since our acquisition. Our results in the current period were negatively impacted by higher general and administrative costs and increased depreciation and amortization expense.

Revenues— Revenues totaled $7.4 billion for the three months ended June 30, 2018 compared to $5.0 billion for the three months ended June 30, 2017, an increase of approximately $2.4 billion, or 48.4%. Revenues per barrel were $80.35 and $61.25 for the three months ended June 30, 2018 and 2017, respectively, an increase of 31.2% directly related to higher hydrocarbon commodity prices. For the three months ended June 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 359,900 bpd, 152,900 bpd, 188,500 bpd and 165,300 bpd, respectively. For the three months ended June 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 326,100 bpd, 154,600 bpd, 191,300 bpd and 97,200 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were higher in the three months ended June 30, 2018 compared to the same period in 2017. Throughput rates at our Mid-Continent and Gulf Coast refineries were in line with the same quarter of the prior year. The throughput rates at our East Coast refineries increased due to planned downtime at our Delaware City refinery during 2017. The throughput rates at our West Coast refinery increased due to planned downtime in 2017 related to its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. For the three months ended June 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 401,100 bpd, 162,900 bpd, 250,000 bpd and 203,600 bpd, respectively. For the three months ended June 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 369,000 bpd, 161,500 bpd, 237,700 bpd and 131,200 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Consolidated Gross Margin— Consolidated gross margin totaled $442.7 million for the three months ended June 30, 2018 compared to $(105.0) million for the three months ended June 30, 2017, an increase of approximately $547.8 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $928.3 million, or $11.77 per barrel of throughput ($770.3 million or $9.77 per barrel of throughput excluding the impact of special items), for the three months ended June 30, 2018 compared to $350.4 million, or $5.01 per barrel of throughput ($501.5 million or $7.17 per barrel of throughput excluding the impact of special items) for the three months ended June 30, 2017, an increase of approximately $577.9 million, or $268.8 million excluding special items.
Consolidated gross margin and gross refining margin increased due to overall higher throughput volumes and generally favorable movements in crude differentials and certain crack spreads. We experienced increased gross refining margin contributions of $155.4 million, or $116.1 million excluding special items, from our Torrance refinery following its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. In addition, consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $158.0 million on a net basis resulting from an increase in crude oil and refined product prices in comparison to the prices at end of the first quarter of 2018. The non-cash LCM inventory adjustment decreased consolidated gross margin and gross refining margin by approximately $151.1 million on a net basis in the second quarter of 2017. Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”). Total RFS costs were $39.2 million for the three months ended June 30, 2018 in comparison to $74.2 million for the three months ended June 30, 2017.
Average industry refining margins in the Mid-Continent were significantly stronger during the three months ended June 30, 2018 as compared to the same period in 2017. The WTI (Chicago) 4-3-1 industry crack spread was $17.56 per barrel, or 24.6% higher, in the three months ended June 30, 2018 as compared to $14.09 per barrel in the same period in 2017. Our refinery specific crude slate in the Mid-Continent was impacted by an improving WTI/Bakken differential, which was 30.0% higher in the three months ended June 30, 2018, as compared to $0.30 per barrel in the same period in 2017. Additionally, the WTI/Syncrude differential averaged a discount $2.98 per barrel during the three months ended June 30, 2018 as compared to a premium of $1.35 per barrel in the same period of 2017.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.96 per barrel, or 1.0% higher, in the three months ended June 30, 2018 as compared to $14.81 per barrel in the same period in 2017. The Dated Brent/Maya differential was $4.40 higher in the three months ended June 30, 2018 as compared to the same period in 2017 and the Dated Brent/WTI differential was $4.82 higher in the three months ended June 30, 2018 as compared to the same period in 2017.
Gulf Coast industry refining margins improved during the three months ended June 30, 2018 as compared to the same period in 2017. The LLS (Gulf Coast) 2-1-1 industry crack spread was $13.52 per barrel, or 7.6% higher, in the three months ended June 30, 2018 as compared to $12.56 per barrel in the same period in 2017. Crude differentials weakened with the WTI/LLS differential averaging a premium of $5.12 per barrel during the three months ended June 30, 2018 as compared to a premium of $2.06 per barrel in the same period of 2017.
Additionally, West Coast industry refining margins slightly decreased during the three months ended June 30, 2018 as compared to the same period in 2017. The ANS (West Coast) 4-3-1 industry crack spread was $18.70 per barrel, or 2.4% lower, in the three months ended June 30, 2018 as compared to $19.16 per barrel in the same period in 2017. Crude differentials weakened with the WTI/ANS differential averaging a premium of $5.91 per barrel during the three months ended June 30, 2018 as compared to a premium of $2.50 per barrel in the same period of 2017.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $402.8 million, or $5.11 per barrel of throughput, for the three months ended June 30, 2018 compared to $398.5 million, or $5.69 per barrel of throughput, for the three months ended June 30, 2017, an increase of $4.3 million, or 1.1%. The nominal increase in operating expenses was driven by higher energy and utility costs driven by higher throughput across our system, partially offset by a decrease in maintenance and supply costs as a result of increased system reliability and our focused efforts on reducing operating costs at our Chalmette and Torrance refineries.
General and Administrative Expenses— General and administrative expenses totaled $51.8 million for the three months ended June 30, 2018 compared to $34.9 million for the three months ended June 30, 2017, an increase of approximately $16.9 million or 48.3%. The increase in general and administrative expenses for the three months ended June 30, 2018 in comparison to the three months ended June 30, 2017 primarily related to higher employee related expenses, including incentive compensation and retirement benefits. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss on Sale of Assets— There was a $0.6 million loss on sale of assets for the three months ended June 30, 2018 relating to the sale of non-operating refinery assets. There was a de minimis loss on the sale of non-operating refinery assets for the three months ended June 30, 2017.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $85.4 million for the three months ended June 30, 2018 (including $82.8 million recorded within Cost of sales) compared to $63.0 million for the three months ended June 30, 2017 (including $57.0 million recorded within Cost of sales), an increase of $22.4 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2017 which included the first significant Torrance refinery turnaround under our ownership.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $4.1 million for the three months ended June 30, 2018 compared to a gain of $1.1 million for the three months ended June 30, 2017. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt extinguishment costs— Debt extinguishment costs of $25.5 million incurred in the three months ended June 30, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2018.

Interest Expense, net— Interest expense was relatively consistent with the same quarter of the prior year totaling $33.1 million for the three months ended June 30, 2018 compared to $32.9 million for the three months ended June 30, 2017. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the three months ended June 30, 2018 and June 30, 2017, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $4.0 million was recorded for the three months ended June 30, 2018 in comparison to income tax expense of $5.9 million recorded for the three months ended June 30, 2017, primarily attributable to the results of PBF Ltd.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Overview— Net income was $399.9 million for the six months ended June 30, 2018 compared to net loss of $270.9 million for the six months ended June 30, 2017.
Our results for the six months ended June 30, 2018 were positively impacted by a non-cash special item consisting of an LCM inventory adjustment of approximately $245.7 million. Our results for the six months ended June 30, 2017 were negatively impacted by an LCM inventory adjustment of approximately $167.1 million and debt extinguishment costs related to the early retirement of our 2020 Senior Secured Notes of $25.5 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were positively impacted by strong crack spreads, favorable movements in crude differentials, higher overall throughput volumes and increases in barrels sold across our refineries. In particular, we benefited significantly from favorable results at our Torrance refinery, which continues to experience operational improvements, including reduced operating expenses, due to the capital investments made since our acquisition. Our results in the current period were negatively impacted by higher general and administrative costs and increased interest and depreciation and amortization expense.
Revenues— Revenues totaled $13.2 billion for the six months ended June 30, 2018 compared to $9.8 billion for the six months ended June 30, 2017, an increase of approximately $3.5 billion, or 35.6%. Revenues per barrel were $76.49 and $61.57 for the six months ended June 30, 2018 and 2017, respectively, an increase of 24.2% directly related to higher hydrocarbon commodity prices. For the six months ended June 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 346,500 bpd, 138,000 bpd, 178,900 bpd and 169,900 bpd, respectively. For the six months ended June 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 323,200 bpd, 139,300 bpd, 173,600 bpd and 117,600 bpd, respectively. The throughput rates at our East Coast, Gulf Coast and West Coast refineries were higher in the six months ended June 30, 2018 compared to the same period in 2017 generally due to improved market conditions and turnaround activity timing. Throughput rates at our Mid-Continent refinery were in line with the prior year. The throughput rates at our East Coast refineries increased due to planned downtime at our Delaware City refinery during 2017. The throughput rates at our West Coast refinery increased due to planned downtime in the prior year as part of the first significant turnaround of the refinery under our ownership and improved refinery performance experienced in the current year. For the six months ended June 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 378,000 bpd, 149,300 bpd, 232,400 bpd and 196,700 bpd, respectively. For the six months ended June 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast

refineries averaged approximately 357,100 bpd, 157,200 bpd, 215,800 bpd and 146,000 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Consolidated Gross Margin— Consolidated gross margin totaled $564.5 million for the six months ended June 30, 2018 compared to $(97.3) million for the six months ended June 30, 2017, an increase of approximately $661.8 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,538.3 million, or $10.20 per barrel of throughput ($1,292.7 million or $8.57 per barrel of throughput excluding the impact of special items), for the six months ended June 30, 2018 compared to $848.9 million, or $6.22 per barrel of throughput ($1,016.0 million or $7.45 per barrel of throughput excluding the impact of special items) for the six months ended June 30, 2017, an increase of approximately $689.5 million, or $276.7 million excluding special items.
Consolidated gross margin and gross refining margin increased due to generally favorable movements in crude differentials, higher crack spreads and overall higher throughput volumes experienced across our refineries. We also experienced increased gross refining margin contributions of $229.8 million, or $157.4 million excluding special items, from our Torrance refinery following its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. In addition, consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $245.7 million on a net basis resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of 2017. The non-cash LCM inventory adjustment decreased consolidated gross margin and gross refining margin by approximately $167.1 million for the six months ended June 30, 2017. Additionally, our results continue to be impacted by significant costs to comply with RFS. Total RFS costs were $83.1 million for the six months ended June 30, 2018 in comparison to $119.7 million for the six months ended June 30, 2017.
Average industry refining margins in the Mid-Continent were stronger during the six months ended June 30, 2018 as compared to the same period in 2017. The WTI (Chicago) 4-3-1 industry crack spread was $14.74 per barrel, or 16.5% higher, in the six months ended June 30, 2018 as compared to $12.65 per barrel in the same period in 2017. Our refinery specific crude slate in the Mid-Continent was impacted by an improving WTI/Bakken differential, which was 14.8% higher in the six months ended June 30, 2018, as compared to $0.61 per barrel in the same period in 2017. Additionally, the WTI/Syncrude differential averaged a discount of $1.69 per barrel during the six months ended June 30, 2018 as compared to a premium of $1.81 per barrel in the same period of 2017.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.90 per barrel, or 5.2% higher in the six months ended June 30, 2018, as compared to $13.21 per barrel in the same period in 2017. The Dated Brent/Maya differential was $3.44 higher in the six months ended June 30, 2018 as compared to the same period in 2017. The Dated Brent/WTI differential was $3.50 higher in the six months ended June 30, 2018 as compared to the same period in 2017, and the WTI/Bakken differential was approximately $0.09 per barrel higher in the six months ended June 30, 2018 as compared to the same period in 2017.
Gulf Coast industry refining margins improved during the six months ended June 30, 2018 as compared to the same period in 2017. The LLS (Gulf Coast) 2-1-1 industry crack spread was $13.19 per barrel, or 7.2% higher, in the six months ended June 30, 2018 as compared to $12.30 per barrel in the same period in 2017. Crude differentials weakened with the WTI/LLS differential averaging a premium of $4.06 per barrel during the six months ended June 30, 2018 as compared to a premium of $1.88 per barrel in the same period of 2017.
Additionally, West Coast industry refining margins slightly decreased during the six months ended June 30, 2018 as compared to the same period in 2017. The ANS (West Coast) 4-3-1 industry crack spread was $17.59 per barrel, or 1.5% lower, in the six months ended June 30, 2018 as compared to $17.85 per barrel in the same period in 2017. Crude differentials weakened with the WTI/ANS differential averaging a premium of $5.12 per barrel during the six months ended June 30, 2018 as compared to a premium of $2.31 per barrel in the same period of 2017.

Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $814.2 million, or $5.40 per barrel of throughput, for the six months ended June 30, 2018 compared to $835.3 million, or $6.12 per barrel of throughput, for the six months ended June 30, 2017, a decrease of approximately $21.1 million, or 2.5%. The decrease in operating expenses was driven by increased system reliability, and our focused efforts on reducing operating costs at our Chalmette and Torrance refineries, which lowered maintenance costs. Additionally, there was a decrease in supplies and materials due to our Torrance refinery experiencing higher costs in 2017 related to its turnaround. These decreases were partially offset by higher energy and utility costs as a result of increased throughput.
General and Administrative Expenses— General and administrative expenses totaled $110.0 million for the six months ended June 30, 2018 compared to $75.4 million for the six months ended June 30, 2017, an increase of approximately $34.7 million or 46.0%. The increase in general and administrative expenses for the six months ended June 30, 2018 in comparison to the six months ended June 30, 2017 primarily related to higher employee related expenses, including incentive compensation and retirement benefits. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss on Sale of Assets— There was a loss of $0.7 million and a loss of $0.9 million for the six months ended June 30, 2018 and June 30, 2017, respectively, related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $164.9 million for the six months ended June 30, 2018 (including $159.6 million recorded within Cost of sales) compared to $118.7 million for the six months ended June 30, 2017 (including $110.9 million recorded within Cost of sales), an increase of approximately $46.2 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2017, which included the first significant Torrance refinery turnaround under our ownership.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $4.2 million for the six months ended June 30, 2018 compared to a loss of $1.5 million for the six months ended June 30, 2017. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt extinguishment costs— Debt extinguishment costs of $25.5 million incurred in the six months ended June 30, 2017 related to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2018.
Interest Expense, net— Interest expense totaled $66.4 million for the six months ended June 30, 2018 compared to $63.5 million for the six months ended June 30, 2017, an increase of approximately $2.9 million. This net increase is attributable to higher debt outstanding partially offset by lower interest rates on a portion of our senior notes that were refinanced in May 2017. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the six months ended June 30, 2018 and June 30, 2017, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $4.7 million was recorded for the six months ended June 30, 2018 in comparison to income tax expense of $6.3 million recorded for the six months ended June 30, 2017 primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the three and six months ended June 30, 2018 relate to an LCM inventory adjustment and special items for the three and six months ended June 30, 2017 relate to an LCM inventory adjustment and debt extinguishment costs (as further explained in “Notes to Non-GAAP Financial Measures” below). Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as consolidated gross margin excluding refinery depreciation and operating. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.
Neither gross refining margin nor gross refining margin excluding special items should be considered an alternative to consolidated gross margin, income from operations, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross refining margin and gross refining margin excluding special items presented by other companies may not be comparable to our presentation, since each company may define these terms differently.

The following table presents our GAAP calculation of consolidated gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in thousands, except per barrel amounts):

	Three Months Ended June 30,
	2018		2017
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$7,440,470	$94.35	$5,013,251	$71.62
Less: Cost of Sales	6,997,733	88.74	5,118,291	73.11
Consolidated gross margin	$442,737	$5.61	$(105,040)	$(1.49)
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$442,737	$5.61	$(105,040)	$(1.49)
Add: Refinery operating expenses	402,751	5.11	398,485	5.69
Add: Refinery depreciation expense	82,829	1.05	56,973	0.81
Gross refining margin	$928,317	$11.77	$350,418	$5.01
Special items:
Add: Non-cash LCM inventory adjustment (1)	(158,002)	(2.00)	151,095	2.16
Gross refining margin excluding special items	$770,315	$9.77	$501,513	$7.17

	Six Months Ended June 30,
	2018		2017
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$13,240,071	$87.79	$9,763,449	$71.57
Less: Cost of Sales	12,675,564	84.04	9,860,741	72.28
Consolidated gross margin	$564,507	$3.75	$(97,292)	$(0.71)
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$564,507	$3.75	$(97,292)	$(0.71)
Add: Refinery operating expense	814,198	5.40	835,253	6.12
Add: Refinery depreciation expense	159,607	1.05	110,901	0.81
Gross refining margin	$1,538,312	$10.20	$848,862	$6.22
Special items:
Add: Non-cash LCM inventory adjustment (1)	(245,655)	(1.63)	167,134	1.23
Gross refining margin excluding special items	$1,292,657	$8.57	$1,015,996	$7.45

——————————
See Notes to Non-GAAP Financial Measures.

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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to operating income (loss) or net income (loss) as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst leases, the write down of inventory to the LCM, debt extinguishment costs related to refinancing activities and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:

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
The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$367,535	$(205,376)	$399,942	$(270,916)
Add: Depreciation and amortization expense	85,392	62,993	164,884	118,683
Add: Interest expense, net	33,052	32,857	66,366	63,513
Add: Income tax (benefit) expense	(3,983)	5,898	(4,684)	6,332
EBITDA	$481,996	$(103,628)	$626,508	$(82,388)
Special Items:
Add: Non-cash LCM inventory adjustment (1)	(158,002)	151,095	(245,655)	167,134
Add: Debt extinguishment costs (1)	—	25,451	—	25,451
EBITDA excluding special items	$323,994	$72,918	$380,853	$110,197

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$481,996	$(103,628)	$626,508	$(82,388)
Add: Stock-based compensation	5,282	4,789	9,520	10,134
Add: Non-cash change in fair value of catalyst leases	(4,140)	(1,104)	(4,153)	1,484
Add: Non-cash LCM inventory adjustment (1)	(158,002)	151,095	(245,655)	167,134
Add: Debt extinguishment costs (1)	—	25,451	—	25,451
Adjusted EBITDA	$325,136	$76,603	$386,220	$121,815

——————————
See Notes to Non-GAAP Financial Measures.

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
The following table includes the lower of cost or market inventory reserve as of each date presented (in thousands):

	2018	2017
January 1,	$300,456	$595,988
March 31,	212,803	612,027
June 30,	54,801	763,122
The following table includes the corresponding impact of changes in the lower of cost or market inventory reserve on both income (loss) from operations and net income (loss) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Net LCM inventory adjustment benefit (charge) in both income (loss) from operations and net income (loss)	$158,002	$(151,095)	$245,655	$(167,134)
Debt Extinguishment Costs - During the three and six months ended June 30, 2017, we recorded debt extinguishment costs of $25.5 million related to the redemption of the 2020 Senior Secured Notes. There were no such costs in the same periods of 2018.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as further described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, distribution payment and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of June 30, 2018 with all of the covenants, including financial covenants, in all of our debt agreements.

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $230.5 million for the six months ended June 30, 2018 compared to net cash used in operating activities of $205.8 million for the six months ended June 30, 2017. Our operating cash flows for the six months ended June 30, 2018 included our net income of $399.9 million, plus depreciation and amortization of $168.1 million, pension and other post-retirement benefits costs of $23.7 million, stock-based compensation of $9.5 million, a change in the fair value of our inventory repurchase obligations of $2.5 million, distributions from our equity method investment in Torrance Valley Pipeline Company LLC (“TVPC”) of $8.4 million, and loss on sale of assets of $0.7 million, partially offset by a non-cash benefit of $245.7 million relating to an LCM inventory adjustment, a change in the fair value of our catalyst leases of $4.2 million, income from our equity method investment in TVPC of $8.4 million and deferred income taxes of $4.7 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $119.5 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the six months ended June 30, 2017 included our net loss of $270.9 million, plus depreciation and amortization of $122.8 million, a non-cash charge of $167.1 million relating to an LCM inventory adjustment, debt extinguishment costs related to refinancing of our 2020 Senior Secured Notes of $25.5 million, pension and other post-retirement benefits costs of $21.1 million, stock-based compensation of $10.1 million, changes in the fair value of our catalyst leases of $1.5 million, deferred income taxes of $5.1 million, loss on sale of assets of $0.9 million and distributions from our equity investment in TVPC of $12.3 million, partially offset by a change in the fair value of our inventory repurchase obligations of $3.1 million and income from our equity method investment in TVPC of $7.4 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $290.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $298.9 million for the six months ended June 30, 2018 compared to net cash used in investing activities of $417.7 million for the six months ended June 30, 2017. The net cash flows used in investing activities for the six months ended June 30, 2018 were comprised of capital expenditures totaling $110.2 million, expenditures for refinery turnarounds of $179.2 million and expenditures for other assets of $12.4 million, slightly offset by a return of capital related to our equity method investment in TVPC of $2.9 million. Net cash used in investing activities for the six months ended June 30, 2017 was comprised of capital expenditures totaling $179.6 million, expenditures for refinery turnarounds of $214.4 million and expenditures for other assets of $23.7 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $15.1 million for the six months ended June 30, 2018 compared to net cash provided by financing activities of $110.8 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, net cash used in financing activities consisted primarily of distributions to members of $26.6 million, principal amortization payments of the PBF Rail Term Loan of $3.4 million, repayments of note payable of $2.4 million, net settlements of precious metals catalyst leases of $9.5 million, and deferred financing costs and other of $12.7 million, partially offset by a contribution from PBF LLC of $22.0 million and proceeds from insurance premium financing of $17.4 million, For the six months ended June 30, 2017, net cash provided by financing activities consisted of a contribution from PBF LLC of $97.0 million and net cash proceeds of $22.4 million from the issuance of the 2025 Senior Notes net of cash paid to redeem the 2020 Senior Secured Notes and related issuance costs, partially offset by distributions to members of $5.3 million and principal amortization payments of the PBF Rail Term Loan of $3.3 million. Further, during the six months ended June 30, 2017, we borrowed and repaid $290.0 million under our asset-based revolving credit agreement resulting in no net change to amounts outstanding for the six months ended June 30, 2017.
Credit Facility
PBF Holding Revolving Credit Facility
On May 2, 2018, we and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Credit Agreement"). Among other things, the 2018 Revolving Credit Agreement increases the maximum commitment available to us from $2.6 billion to $3.4 billion, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base (as defined in the credit agreement) to make more funding available for working capital and other general corporate purposes. Borrowings under the 2018 Revolving Credit Agreement bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the credit agreement. The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Rate Loans, in each case depending on our corporate credit rating. In addition, an accordion feature allows for commitments of up to $3.5 billion. The LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25% (as described in “Note 5 - Debt” of our Notes to Condensed Consolidated Financial Statements). The 2018 Revolving Credit Agreement contains representations, warranties and covenants by us and the other borrowers, as well as customary events of default and indemnification obligations.
The 2018 Revolving Credit Agreement contains customary covenants and restrictions on our activities and our subsidiaries’ activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt, distributions, dividends and the repurchase of capital stock, transactions with affiliates and our ability to change the nature of our business or our fiscal year; all as defined in the credit agreement.

In addition, the 2018 Revolving Credit Agreement has a financial covenant which requires that if at any time Excess Availability, as defined in the credit agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100.0 million, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100.0 million for a period of 12 or more consecutive days, we will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the credit agreement and determined as of the last day of the most recently completed quarter, to be less than 1.0 to 1.0.

Our obligations under the 2018 Revolving Credit Agreement are (a) guaranteed by each of our domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the credit agreement) and (b) secured by a lien on (i) PBF LLC’s equity interest in us and (ii) certain of our assets and certain assets of our subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral), all accounts receivable, all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.

Liquidity
As of June 30, 2018, our total liquidity was approximately $1,750.3 million, compared to total liquidity of approximately $1,395.2 million as of December 31, 2017. Our total liquidity is equal to the amount of excess availability under our 2018 Revolving Credit Agreement, which includes our cash balance at June 30, 2018.
Working Capital
Our working capital at June 30, 2018 was $1,579.3 million, consisting of $4,072.6 million in total current assets and $2,493.3 million in total current liabilities. Our working capital at December 31, 2017 was $1,310.3 million, consisting of $3,749.0 million in total current assets and $2,438.7 million in total current liabilities.
Working capital has increased primarily as a result of positive earnings during the six months ended June 30, 2018, partially offset by capital expenditures, including turnaround costs.
Capital Spending
Net capital spending was $301.7 million for the six months ended June 30, 2018, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately $525.0 million to $550.0 million in net capital expenditures during the full year 2018 for facility improvements and refinery maintenance and turnarounds. Significant capital spending for the full year 2018 includes turnarounds for the FCC and alkylation units at our Chalmette refinery, the coker at our Paulsboro refinery and several units at our Toledo and Delaware City refineries, as well as expenditures to meet environmental and regulatory requirements.

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
At June 30, 2018, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $296.1 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2018, other than outstanding letters of credit in the amount of approximately $601.7 million and operating leases.
Distribution Policy
On August 2, 2018 PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on August 30, 2018 to PBF Energy Class A common stockholders of record at the close of business on August 15, 2018. If necessary, PBF Holding will make a distribution of up to approximately $34.5 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
As of June 30, 2018, we had $1,750.3 million of unused borrowing availability, which includes our cash and cash equivalents of $442.7 million, under our 2018 Revolving Credit Agreement to fund our operations, if necessary. Accordingly, as of June 30, 2018, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC, if necessary, to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of June 30, 2018, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy’s intended distribution policy.

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
At June 30, 2018 and December 31, 2017, we had gross open commodity derivative contracts representing 28.0 million barrels and 24.3 million barrels, respectively, with an unrealized net loss of $41.5 million and $74.3 million, respectively. The open commodity derivative contracts as of June 30, 2018 expire at various times during 2018.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 31.2 million barrels and 30.1 million barrels at June 30, 2018 and December 31, 2017, respectively. The average cost of our hydrocarbon inventories was approximately $79.92 and $80.21 per barrel on a LIFO basis at June 30, 2018 and December 31, 2017, respectively, excluding the impact of LCM inventory adjustments of approximately $54.8 million and $300.5 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of June 30, 2018. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.
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
Interest Rate Risk
The maximum availability under our 2018 Revolving Credit Agreement is $3.4 billion. Borrowings under the 2018 Revolving Credit Agreement bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the 2018 Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $34.0 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $25.0 million at June 30, 2018. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.25 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. Based on that evaluation, PBF Holding’s principal executive officer and the principal financial officer have concluded that PBF Holding’s disclosure controls and procedures are effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Holding’s internal controls over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On April 7, 2015, DNREC issued a Notice of Violation (W-15-SWD-01) alleging violations of the Delaware City refinery’s NPDES discharge permit during the period between December 12, 2014 through January 4, 2015. On March 5, 2018, a settlement agreement was finalized resolving the alleged violations contained in the April 7, 2015 Notice of Violation, as well as additional alleged violations occurring during the period between January 2014 through January 2018. Pursuant to this settlement agreement, the Delaware City refinery was either going to pay a penalty of $30,000 and fund an approved Environmental Improvement Project (“EIP”) in the amount of $88,000, or pay a penalty in the amount of $118,000. A cost recovery payment of $7,433 will be assessed in either case. The Delaware City refinery has elected to pay the $30,000 penalty and fund the EIP in the amount of $88,000. The Delaware City refinery has paid the penalty and the cost recovery payment and is awaiting DNREC approval to fund the EIP.
At the time we acquired the Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations on or before December 31, 2014. On May 18, 2018 the Order was settled by LDEQ and the Chalmette refinery for an administrative penalty of $741,000, of which $100,000 has been paid in cash and the remainder has been or will be spent on beneficial environmental projects.
The Delaware City refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City refinery has paid the penalty.
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
At the time we acquired the Toledo refinery, the EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, the EPA issued an Amended Notice of Violation, and on September 20, 2013, the EPA issued a Notice of Violation and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and the EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized, the civil administrative penalty is anticipated to be approximately $645,000 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
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
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. In April 2017, EPA referred the RCRA preliminary findings to DTSC for final resolution. On March 1, 2018, we received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under RCRA with respect to the alleged RCRA violations from December 2016 EPA’s and DTSC’s inspection. On March 2, 2018, DTSC issued an order to correct alleged RCRA violations relating to the accumulation of oil bearing materials in roll off bins during 2016 and 2017. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $150,000. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these alleged remaining RCRA violations. Other than the $150,000 DTSC administrative penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100,000. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.

On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially several thousand other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any property damages and clean-up costs as a result of an emission of spent catalyst from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release, although the trial court has limited recovery to property damages and clean-up expenses. Plaintiffs seek to recover unspecified damages, interest and costs. In 2016, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning and the trial court rendered judgment awarding damages related to the cost for home cleaning and vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solidarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial and on June 28, 2017, the appellate court unanimously reversed the judgment awarding damages to the plaintiffs, and plaintiffs request for rehearing was later denied. As a result of the appellate court’s judgment, the potential amount of the claims is not determinable. The trial court has set a new mini-trial of two plaintiffs for November 2018. Depending upon the ultimate class size, the nature of the claims, or the results from the forthcoming mini-trial, the outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Orleans Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2007. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals, that denied class certification. The plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. Although no trial date has been set by the state trial court, the parties are preparing for a mini-trial of up to 10 plaintiffs, relating to 5 separate flaring events that occurred between 2002 and 2007. Because of the number of potential claimants is unknown and the differing events underlying the claims, the potential amount of the claims is not determinable. It is possible that an adverse outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by Exxon. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. This matter is in the initial stages of discovery and we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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

10.1
Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2018 (File No. 001-35764))

10.2**
PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764))

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

PBF Holding Company LLC

Date	August 7, 2018	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date	August 7, 2018	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)