Form 10-Q
period 2018-09-30
PBF Holding Co LLC; PBF Finance Corp
filed 2018-11-06
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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
PBF Holding Company LLC has no common stock outstanding. As of November 6, 2018, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

This combined Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of September 30, 2018. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,013,394	$526,160
Accounts receivable	1,064,801	951,129
Accounts receivable - affiliate	17,659	8,352
Inventories	2,561,106	2,213,797
Prepaid and other current assets	58,187	49,523
Total current assets	4,715,147	3,748,961

Property, plant and equipment, net	2,860,390	2,805,390
Investment in equity method investee	168,763	171,903
Deferred charges and other assets, net	851,842	779,924
Total assets	$8,596,142	$7,506,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$481,200	$572,932
Accounts payable - affiliate	33,454	40,817
Accrued expenses	2,129,768	1,800,859
Current debt	1,242	10,987
Deferred revenue	11,971	7,495
Note payable	—	5,621
Total current liabilities	2,657,635	2,438,711

Long-term debt	1,608,737	1,626,249
Deferred tax liabilities	27,778	33,155
Other long-term liabilities	240,498	223,961
Total liabilities	4,534,648	4,322,076

Commitments and contingencies (Note 8)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,648,182	2,359,791
Retained earnings	1,428,938	840,431
Accumulated other comprehensive loss	(26,477)	(26,928)
Total PBF Holding Company LLC equity	4,050,643	3,173,294
Noncontrolling interest	10,851	10,808
Total equity	4,061,494	3,184,102
Total liabilities and equity	$8,596,142	$7,506,178

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$7,642,471	$5,475,816	$20,882,542	$15,239,265

Cost and expenses:
Cost of products and other	6,876,698	4,411,809	18,578,457	13,326,396
Operating expenses (excluding depreciation and amortization expense as reflected below)	409,600	389,504	1,223,798	1,224,757
Depreciation and amortization expense	83,353	70,338	242,960	181,238
Cost of sales	7,369,651	4,871,651	20,045,215	14,732,391
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	64,869	54,677	174,895	130,044
Depreciation and amortization expense	2,594	2,572	7,871	10,355
Equity income in investee	(4,725)	(3,799)	(13,110)	(11,218)
(Gain) loss on sale of assets	(43,745)	28	(43,072)	940
Total cost and expenses	7,388,644	4,925,129	20,171,799	14,862,512

Income from operations	253,827	550,687	710,743	376,753

Other income (expense):
Change in fair value of catalyst leases	1,630	473	5,783	(1,011)
Debt extinguishment costs	—	—	—	(25,451)
Interest expense, net	(31,756)	(29,269)	(98,122)	(92,782)
Other non-service components of net periodic benefit cost	278	(103)	833	(305)
Income before income taxes	223,979	521,788	619,237	257,204
Income tax (benefit) expense	(719)	(4,292)	(5,403)	2,040
Net income	224,698	526,080	624,640	255,164
Less: net income (loss) attributable to noncontrolling interests	35	(6)	43	374
Net income attributable to PBF Holding Company LLC	$224,663	$526,086	$624,597	$254,790

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$224,698	$526,080	$624,640	$255,164
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	(77)	(1)	(312)	76
Net gain on pension and other post-retirement benefits	254	288	763	862
Total other comprehensive income	177	287	451	938
Comprehensive income	224,875	526,367	625,091	256,102
Less: comprehensive income (loss) attributable to noncontrolling interests	35	(6)	43	374
Comprehensive income attributable to PBF Holding Company LLC	$224,840	$526,373	$625,048	$255,728

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$624,640	$255,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,614	197,365
Stock-based compensation	14,059	13,549
Change in fair value of catalyst leases	(5,783)	1,011
Deferred income taxes	(5,377)	641
Non-cash change in inventory repurchase obligations	10,701	(26,659)
Non-cash lower of cost or market inventory adjustment	(300,456)	(97,943)
Debt extinguishment costs	—	25,451
Pension and other post-retirement benefit costs	35,536	31,682
Income from equity method investee	(13,110)	(11,218)
Distributions from equity method investee	13,110	16,897
(Gain) loss on sale of assets	(43,072)	940

Changes in operating assets and liabilities:
Accounts receivable	(113,672)	(159,026)
Due to/from affiliates	(16,670)	(2,318)
Inventories	(46,853)	(349,189)
Prepaid and other current assets	(8,664)	(4,107)
Accounts payable	(106,155)	(103,069)
Accrued expenses	302,594	401,674
Deferred revenue	4,476	(9,044)
Other assets and liabilities	(6,462)	(57,387)
Net cash provided by operating activities	594,456	124,414

Cash flows from investing activities:
Expenditures for property, plant and equipment	(165,675)	(211,224)
Expenditures for deferred turnaround costs	(201,029)	(341,598)
Expenditures for other assets	(16,946)	(31,096)
Proceeds from sale of assets	48,290	—
Equity method investment - return of capital	3,140	451
Net cash used in investing activities	$(332,220)	$(583,467)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Contributions from PBF LLC	$287,000	$97,000
Distributions to members	(36,090)	(39,315)
Proceeds from 2025 Senior Notes	—	725,000
Cash paid to extinguish 2020 Senior Secured Notes	—	(690,209)
Repayments of PBF Rail Term Loan	(5,092)	(4,959)
Proceeds from revolver borrowings	—	490,000
Repayments of revolver borrowings	—	(490,000)
Repayment of note payable	(5,621)	—
Catalyst lease settlements	(9,466)	—
Proceeds from insurance premium financing	6,959	—
Deferred financing costs and other	(12,692)	(13,424)
Net cash provided by financing activities	224,998	74,093

Net increase (decrease) in cash and cash equivalents	487,234	(384,960)
Cash and cash equivalents, beginning of period	526,160	626,705
Cash and cash equivalents, end of period	$1,013,394	$241,745

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$48,460	$33,120
Distribution of assets to PBF Energy Company LLC	12,677	25,547
Conversion of affiliate notes payable to capital contribution	—	86,298
Note payable issued for purchase of property, plant and equipment	—	6,831

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), a Delaware limited liability company, and PBF Finance LP (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interest in, PBF LLC as of September 30, 2018. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 7 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of September 30, 2018, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017 of PBF Holding Company LLC and PBF Finance Corporation. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
Torrance Land Sale
During the three months ended September 30, 2018, the Company closed on a third party sale of a parcel of real property acquired as part of the Torrance Refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $43,761 included within Gain on sale of assets within the Condensed Consolidated Statements of Operations.

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
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net periodic benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other non-service components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted ASU 2017-07 effective January 1, 2018 and applied the new guidance retrospectively in the Condensed Consolidated Statements of Operations. Income and expense amounts related to non-service components of net periodic benefit cost, historically recorded within Operating expenses and General and administrative expenses, have been recorded within Other income (expense). For the three and nine months ended September 30, 2018, the Company recorded income of $278 and $833, respectively, related to non-service components of net periodic benefit cost. For the three and nine months ended September 30, 2017, the Company recorded expense of $103 and $305, respectively, related to non-service components of net periodic benefit cost.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments (collectively, the Company refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Updated Lease Guidance is effective for interim and annual periods beginning after December 15, 2018, and allows a modified retrospective approach to adoption. While early adoption is permitted, the Company will not early adopt the Updated Lease Guidance. The Company has established a working group to study the implementation of the Updated Lease Guidance and has instituted a task plan designed to meet the requirements and implementation deadline. The Company has also evaluated and purchased a lease software system, completed software design and configuration of the system, and substantially completed testing the implementation of the selected system. The working group continues to evaluate the impact of the Updated Lease Guidance on the Company’s consolidated financial statements and related disclosures and has designed and begun implementing business processes and controls to address the new guidance. While the assessment of this standard is ongoing, the Company has identified that the most significant impacts of the Updated Lease Guidance will be to bring nearly all leases, with the exception of certain short-term leases, on its balance sheet reflected as right of use assets and lease obligation liabilities as well as accelerating recognition of the interest expense component of financing leases. The new standard will also require additional disclosures for financing and operating leases. The Updated Lease Guidance allows for certain practical expedients, certain of which the Company has elected to adopt including, among others, the expedient to carry forward the classification of leases under current lease guidance once the Updated Lease Guidance becomes effective, the expedient to not include short-term leases on its balance sheet and to avail itself of the additional transition method whereby it will apply the Updated Lease Guidance on the effective date and recognize a cumulative-effect adjustment to opening retained earnings.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 more closely align the results of cash flow and fair value hedge accounting with risk management activities in the consolidated financial statements. The amendments expand the ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk, eliminate the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. The guidance in ASU 2017-12 should be applied using a modified retrospective approach. The guidance in ASU 2017-12 also provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements of ASU 2017-12 should be applied prospectively. The amendments in this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. While the Company is still evaluating the timing of adoption, it currently does not expect this guidance to have a material impact on its consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Targeted Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. In addition, ASU 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements and related disclosures.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Additionally, the amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

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
Effective January 1, 2018, the Company adopted ASC 606. As a result, the Company has changed its accounting policy for the recognition of revenue from contracts with customers as detailed below.
The Company adopted ASC 606 using the modified retrospective method, which has been applied for the three and nine months ended September 30, 2018. The Company has applied ASC 606 only to those contracts that were not complete as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under ASC 605.The Company did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are detailed below.
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
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended September 30,
	2018	2017
Gasoline and distillates	$6,227,509	$4,657,279
Feedstocks and other	552,683	193,519
Asphalt and blackoils	544,943	361,401
Chemicals	243,174	189,812
Lubricants	74,162	73,805
Total Revenues	$7,642,471	$5,475,816

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

	Nine Months Ended September 30,
	2018	2017
Gasoline and distillates	$17,563,586	$12,900,465
Asphalt and blackoils	1,251,007	834,260
Feedstocks and other	1,195,589	728,880
Chemicals	621,834	553,311
Lubricants	250,526	222,349
Total Revenues	$20,882,542	$15,239,265

The Company’s revenues are generated from the sale of refined petroleum products. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Company also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606.
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of our performance, including amounts which are refundable. Deferred revenue was $11,971 and $7,495 as of September 30, 2018 and December 31, 2017, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customer and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
Significant Judgment and Practical Expedients
For performance obligations related to sales of products, the Company has determined that customers are able to direct the use of, and obtain substantially all of the benefits from, the products at the point in time that the products are delivered. The Company has determined that the transfer of control upon delivery to the customer’s requested destination accurately depicts the transfer of goods. Upon the delivery of the products and transfer of control, the Company generally has the present right to payment and the customers bear the risks and rewards of ownership of the products. The Company has elected the practical expedient to not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

3. INVENTORIES
Inventories consisted of the following:

September 30, 2018
	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,055,654	$—	$1,055,654
Refined products and blendstocks	1,060,841	339,134	1,399,975
Warehouse stock and other	105,477	—	105,477
	$2,221,972	$339,134	$2,561,106
Lower of cost or market adjustment	—	—	—
Total inventories	$2,221,972	$339,134	$2,561,106

December 31, 2017
	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,073,093	$—	$1,073,093
Refined products and blendstocks	1,030,817	311,477	1,342,294
Warehouse stock and other	98,866	—	98,866
	$2,202,776	$311,477	$2,514,253
Lower of cost or market adjustment	(232,652)	(67,804)	(300,456)
Total inventories	$1,970,124	$243,673	$2,213,797
Inventory under inventory intermediation agreements includes certain light finished products sold to counterparties and stored in the Paulsboro and Delaware City refineries’ storage facilities in connection with the amended and restated inventory intermediation agreements (as amended, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”).
At September 30, 2018 the replacement value of inventories exceeded the LIFO carrying value by approximately $12,037. During the three months ended September 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $54,801, reflecting no lower of cost or market (“LCM”) reserve as of September 30, 2018 in comparison to an LCM reserve of $54,801 at June 30, 2018. During the nine months ended September 30, 2018, the Company recorded an LCM inventory adjustment which increased operating income and net income by $300,456, reflecting no LCM reserve as of September 30, 2018 in comparison to an LCM reserve of $300,456 at December 31, 2017.
During the three months ended September 30, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income and net income by $265,077, reflecting the net change in the LCM reserve from $763,122 at June 30, 2017 to $498,045 at September 30, 2017. During the nine months ended September 30, 2017, the Company recorded an LCM inventory adjustment which increased both operating income and net income by $97,943 reflecting the net change in the LCM reserve from $595,988 at December 31, 2016 to $498,045 at September 30, 2017.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Inventory-related accruals	$1,451,142	$1,151,810
Inventory intermediation agreements	254,022	244,287
Excise and sales tax payable	122,405	118,515
Accrued transportation costs	56,167	64,400
Accrued salaries and benefits	55,366	58,589
Renewable energy credit and emissions obligations	32,753	26,231
Accrued utilities	32,371	42,189
Accrued interest	28,934	9,466
Accrued capital expenditures	25,997	17,342
Accrued refinery maintenance and support costs	23,147	35,674
Customer deposits	20,583	16,133
Environmental liabilities	6,737	7,968
Other	20,144	8,255
Total accrued expenses	$2,129,768	$1,800,859
The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron. As of September 30, 2018 and December 31, 2017, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.
Early Return of Railcars
On September 30, 2018, the Company agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of its railcar fleet based on prevailing market conditions in the crude oil by rail market. Under the terms of the lease amendment, the Company will pay agreed amounts in lieu of satisfaction of return conditions (the “early termination penalty”) and will pay a reduced rental fee over the remaining term of the lease. Certain of these railcars are idle and the remaining railcars will be taken out of service during the fourth quarter of 2018 and subsequently fully returned to the lessor. As a result, the Company recognized an expense of

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

$44,571 for the three months ended September 30, 2018 included within Cost of sales consisting of (i) a $40,313 charge for the early termination penalty and (ii) a $4,258 charge related to the remaining lease payments associated with the portion of railcars within the amended lease, that were idled and out of service as of September 30, 2018. The Company has recorded a liability within Inventory-related accruals (included within Accrued expenses) for $25,843 representing the amount of the early lease termination obligation expected to be paid within the next twelve months and a liability within Other long-term liabilities for $18,728 representing the remaining amount of the obligation.

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
The 2018 Revolving Credit Agreement contains customary covenants and restrictions on the activities of PBF Holding and its subsidiaries, including, but not limited to, limitations on incurring additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt, distributions, dividends and the repurchase of capital stock, transactions with affiliates and the ability of PBF Holding to change the nature of its business or its fiscal year; all as defined in the credit agreement.
In addition, the 2018 Revolving Credit Agreement has a financial covenant which requires that if at any time Excess Availability, as defined in the credit agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100,000, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100,000 for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the credit agreement and determined as of the last day of the most recently completed quarter, to be less than 1.0 to 1.0.
At both September 30, 2018 and December 31, 2017, there was $350,000 outstanding under the revolving credit agreements.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The reported income tax (benefit) expense in the PBF Holding condensed consolidated financial statements of operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current income tax expense (benefit)	$5	$190	$(26)	$1,399
Deferred income tax (benefit) expense	(724)	(4,482)	(5,377)	641
Total income tax (benefit) expense	$(719)	$(4,292)	$(5,403)	$2,040
7. RELATED PARTY TRANSACTIONS
Transactions and Agreements with PBFX
The Company entered into agreements with PBFX that establish fees for certain general and administrative services, and operational and maintenance services provided by the Company to PBFX. In addition, the Company executed terminal, pipeline and storage services agreements with PBFX under which PBFX provides commercial transportation, terminaling, storage and pipeline services to the Company. These agreements with PBFX include the agreements set forth below:
Contribution Agreements
Immediately prior to the closing of certain contribution agreements, which PBF LLC entered into with PBFX (collectively referred to as the “Contribution Agreements”), the Company contributed certain assets to PBF LLC. PBF LLC in turn contributed those assets to PBFX pursuant to the Contribution Agreements. Certain proceeds received by PBF LLC from PBFX in accordance with the Contribution Agreements were subsequently contributed by PBF LLC to the Company. See the 2017 Form 10-K for a more complete description of the Company’s contribution agreements with PBFX that were entered into prior to 2018.
On July 16, 2018, PBFX entered into four contribution agreements with PBF LLC pursuant to which the Company contributed to PBF LLC certain of its subsidiaries (the “Development Assets Contribution Agreements”). Pursuant to the Development Asset Contribution Agreements, the Company contributed all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC (“TRLC”), whose assets consist of a loading and unloading rail facility located at the Toledo refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at the Chalmette refinery; Paulsboro Terminaling Company LLC (“PTC”), whose assets consist of a lube oil terminal facility located at the Paulsboro refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC (“DSLC”), whose assets consist of an ethanol storage facility located at the Delaware City refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”) to PBF LLC. PBFX Operating Company LP (“PBFX Op Co”), PBFX’s wholly-owned subsidiary, in turn acquired the limited liability company interests in the Development Assets from PBF LLC in connection with the Development Assets Contribution Agreement effective July 31, 2018.
In consideration for the Development Assets limited liability company interests, PBFX delivered to PBF LLC total consideration of $31,586, consisting of 1,494,134 common units of PBFX.
Commercial Agreements
PBFX currently derives a substantial majority of its revenue from long-term, fee-based commercial agreements with the Company relating to assets associated with the Contribution Agreements described above, the majority of which include minimum volume commitments (“MVCs”) and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

pipeline, rail and truck terminaling and storage services to the Company and the Company has committed, under certain of these agreements, to provide PBFX with minimum fees based on minimum monthly throughput volumes. The Company believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
See the 2017 Form 10-K for a more complete description of the Company’s commercial agreements with PBFX, including those identified as leases, that were entered into prior to 2018. The following are commercial agreements entered into between the Company and PBFX during 2018:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	2 x 5	125,000 barrels per day (“bpd”)	PBF Holding or PBFX can declare
Knoxville Terminals Agreement- Terminaling Services	4/16/2018	5 years	Evergreen	Various (c)
Knoxville Terminals Agreement- Tank Lease (d)	4/16/2018	5 years	Evergreen	115,334 barrels (e)
Toledo Rail Loading Agreement	7/31/2018	7 years, 5 months	2 x 5	Various (f)
Chalmette Terminal Throughput Agreement	7/31/2018	1 year	Evergreen	N/A
Chalmette Rail Unloading Agreement	7/31/2018	7 years, 5 months	2 x 5	7,600 bpd
DSL Ethanol Throughput Agreement (d)	7/31/2018	7 years, 5 months	2 x 5	5,000 bpd
___________________

(a)	The Company has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)
The Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement each between Delaware City Terminaling Company LLC and the Company were amended effective as of January 1, 2018 with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by the Company on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs.

(c)	The minimum throughput revenue commitment is $894 for year one, $1,788 for year two and $2,683 for year three and thereafter.

(d)	These commercial agreements with the Company are considered leases.

(e)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors. The Company is expected to take full shell capacity by the end of the fourth quarter of 2018.

(f)
Under the Toledo Rail Loading Agreement, the Company has minimum throughput commitments for (i) 30 railcars per day of products and (ii) 11.5 railcars per day of premium product. The Toledo Rail Loading Agreement also specifies a maximum throughput rate of 50 railcars per day.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Other Agreements
In addition to the commercial agreements described above, the Company has entered into an omnibus agreement with PBFX, PBF GP and PBF LLC, which has been amended and restated in connection with the closing of certain of the contribution agreements. This agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. On July 31, 2018, the Company entered into the Fifth Amendment and Restated Omnibus Agreement (as amended, the “Omnibus Agreement”) in connection with the Development Assets Acquisition, resulting in an increase of the estimated annual fee to $7,000.
Additionally, the Company and certain of its subsidiaries have entered into an operation and management services and secondment agreement with PBFX, pursuant to which the Company and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses the Company for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. On July 31, 2018, the Company entered into the Sixth Amended and Restated Operation and Management Services and Secondment Agreement (as amended, the “Services Agreement”) in connection with the Development Assets Acquisition, resulting in an increase of the annual fee to $8,587. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30-days’ notice.
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reimbursements under affiliate agreements:
Services Agreement	$1,979	$1,639	$5,327	$4,918
Omnibus Agreement	1,927	1,890	5,364	5,174
Total expenses under affiliate agreements	66,140	62,359	190,789	176,916

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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11,253 recorded as of September 30, 2018 ($10,282 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Other long-term liabilities. As of September 30, 2018 and December 31, 2017, this liability is self-guaranteed by the Company.
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
In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with EPA. The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery.
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
At the time the Company acquired the Toledo refinery, EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, EPA issued an Amended Notice of Violation, and on September 20, 2013, EPA issued a Notice of Violation and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized, the civil administrative penalty is anticipated to be approximately $645 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to the Company.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $133,025 as of September 30, 2018 ($136,487 as of December 31, 2017), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company agreed to take responsibility for NOV No. P63405 that ExxonMobil had received from the SCAQMD for Title V deviations that are alleged to have occurred in 2015. On August 14, 2018, the Company received a letter from SCAQMD offering to settle this NOV for $515. The Company is currently in communication with SCAQMD to resolve this NOV.
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after the Company’s acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. The Company is currently in communication with EPA to resolve the RMP preliminary findings. EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. In April 2017, EPA referred the RCRA preliminary findings to DTSC for final resolution. On March 1, 2018, the Company received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under RCRA with respect to the alleged violations from EPA’s and DTSC’s December 2016 inspection. On March 2, 2018, DTSC issued an order to correct alleged RCRA violations relating to the accumulation of oil bearing materials in roll off bins during 2016 and 2017. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $150. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these remaining alleged RCRA violations. Other than the $150 DTSC administrative penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.
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
The Company is required to comply with the Renewable Fuel Standard (“RFS”) implemented by EPA, which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. In July 2018, EPA issued proposed amendments to the RFS program regulations that would establish annual percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and renewable fuels that would apply to all gasoline and diesel produced in the U.S. or imported in the year 2019. In addition, the separate proposal includes a proposed biomass-based diesel applicable volume for 2020. It is likely that RIN production will continue to be lower than needed forcing obligated parties, such as the Company, to purchase cellulosic waiver credits or purchase excess RINs from suppliers on the open market.
In addition, on December 1, 2015 EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene was implemented prior to the deadline of January 30, 2018. The Company is in the process of implementing the requirements of this regulation. The regulation does not have a material impact on the Company’s financial position, results of operations or cash flows.
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
The Company is subject to obligations to purchase RINs. On February 15, 2017, the Company received a notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under EPA’s

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations, use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. The Company has asserted the affirmative defense and if accepted by EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that EPA will not accept the Company’s defense and may assess penalties in these matters but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
As of January 1, 2011, the Company is required to comply with EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its produced gasoline. The Company purchases benzene credits to meet these requirements. The Company’s planned capital projects will reduce the amount of benzene credits that it needs to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These new requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause the Company to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable its refineries to produce products that meet applicable requirements.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.0% interest in PBF LLC as of September 30, 2018 (96.7% as of December 31, 2017). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX. As a result of the reduction of the corporate federal tax rate to 21% as part of the Tax Cuts and Jobs Act, PBF Energy’s liability associated with the Tax Receivable Agreement was reduced.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

9. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$11,836	$10,142	$35,508	$30,429
Interest cost	1,448	1,084	4,344	3,252
Expected return on plan assets	(2,135)	(1,441)	(6,405)	(4,325)
Amortization of prior service cost	22	13	65	39
Amortization of actuarial loss	71	113	214	339
Net periodic benefit cost	$11,242	$9,911	$33,726	$29,734

	Three Months Ended September 30,		Nine Months Ended September 30,
Post-Retirement Medical Plan	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$287	$316	$861	$948
Interest cost	155	172	465	516
Amortization of prior service cost	161	162	484	484
Net periodic benefit cost	$603	$650	$1,810	$1,948

The Company adopted ASU 2017-07 as described in “Note 1 - Description of the Business and Basis of Presentation” effective January 1, 2018. The new guidance requires the bifurcation of net periodic benefit cost. The service cost component is presented within Income from operations, while the other components are reported separately outside of operations. This guidance was applied retrospectively in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Company recorded income of $278 and $833, respectively, related to the non-service components of net periodic benefit cost in Other income (expense). For the three and nine months ended September 30, 2017, the Company recorded expense of $103 and $305, respectively, related to the non-service components of net periodic benefit cost in Other income (expense).

10. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2018 and December 31, 2017.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

	As of September 30 2018
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$371,209	$—	$—	$371,209	N/A	$371,209
Commodity contracts	17,023	1,702	—	18,725	(18,725)	—
Liabilities:
Commodity contracts	24,202	21,895	—	46,097	(18,725)	27,372
Catalyst lease obligations	—	43,800	—	43,800	—	43,800
Derivatives included with inventory intermediation agreement obligations	—	18,422	—	18,422	—	18,422

	As of December 31, 2017
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$4,730	$—	$—	$4,730	N/A	$4,730
Commodity contracts	10,031	357	—	10,388	(10,388)	—
Liabilities:
Commodity contracts	51,673	33,035	—	84,708	(10,388)	74,320
Catalyst lease obligations	—	59,048	—	59,048	—	59,048
Derivatives included with inventory intermediation agreement obligations	—	7,721	—	7,721	—	7,721
The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2018 and December 31, 2017, $9,427 and $9,593, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$—	$—	$—	$(84)
Purchases	—	—	—	—
Settlements	—	—	—	45
Unrealized gain included in earnings	—	—	—	39
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$—	$—	$—	$—

There were no transfers between levels during the three and nine months ended September 30, 2018 or 2017.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725,000	$767,282	$725,000	$763,945
2023 Senior Notes (a)	500,000	522,798	500,000	522,101
Revolving Credit Agreement (b)	350,000	350,000	350,000	350,000
PBF Rail Term Loan (b)	23,273	23,273	28,366	28,366
Catalyst leases (c)	43,800	43,800	59,048	59,048
	1,642,073	1,707,153	1,662,414	1,723,460
Less - Current debt (c)	(1,242)	(1,242)	(10,987)	(10,987)
Less - Unamortized deferred financing costs	(32,094)	n/a	(25,178)	n/a
Long-term debt	$1,608,737	$1,705,911	$1,626,249	$1,712,473

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
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst. During 2017, Delaware City Refining entered into two platinum bridge leases which were settled during the second quarter of 2018 and the Company entered into a new platinum bridge lease, which will expire in the first quarter of 2019. The total outstanding balance related to these bridge leases as of September 30, 2018 and December 31, 2017 was $1,242 and $10,987, respectively, and is included in Current debt on the Company’s Condensed Consolidated balance sheet.

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
As of September 30, 2018, there were 2,966,904 barrels of intermediates and refined products (3,000,142 barrels at December 31, 2017) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2018, there were 11,126,000 barrels of crude oil and 3,097,000 barrels of refined products (22,348,000 and 1,989,000, respectively, as of December 31, 2017), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of September 30, 2018 and December 31, 2017 and the line items in the condensed consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
September 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(18,422)
December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(7,721)

Derivatives not designated as hedging instruments:
September 30, 2018:
Commodity contracts	Accrued expenses	$(27,372)
December 31, 2017:
Commodity contracts	Accrued expenses	$(74,320)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the condensed consolidated statements of operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended September 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(8,163)
For the three months ended September 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(29,766)
For the nine months ended September 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(10,701)
For the nine months ended September 30, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(26,659)

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2018:
Commodity contracts	Cost of products and other	$(9,517)
For the three months ended September 30, 2017:
Commodity contracts	Cost of products and other	$(17,291)
For the nine months ended September 30, 2018:
Commodity contracts	Cost of products and other	$(55,877)
For the nine months ended September 30, 2017:
Commodity contracts	Cost of products and other	$(2,606)

Hedged items designated in fair value hedges:
For the three months ended September 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$8,163
For the three months ended September 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$29,766
For the nine months ended September 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$10,701
For the nine months ended September 30, 2017:
Intermediate and refined product inventory	Cost of products and other	$26,659
The Company had no ineffectiveness related to the fair value hedges for the three and nine months ended September 30, 2018 or 2017.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

12. SUBSEQUENT EVENTS
Dividend Declared
On October 31, 2018, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on November 30, 2018 to PBF Energy Class A common stockholders of record at the close of business on November 15, 2018.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEETS
(UNAUDITED)

	September 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$971,349	$16,021	$26,024	$—	$1,013,394
Accounts receivable	1,024,062	11,575	29,164	—	1,064,801
Accounts receivable - affiliate	1,413	15,521	725	—	17,659
Inventories	2,366,474	—	194,632	—	2,561,106
Prepaid and other current assets	25,356	31,782	1,049	—	58,187
Due from related parties	32,674,797	24,698,233	9,068,281	(66,441,311)	—
Total current assets	37,063,451	24,773,132	9,319,875	(66,441,311)	4,715,147

Property, plant and equipment, net	18,641	2,609,644	232,105	—	2,860,390
Investment in subsidiaries	—	387,740	—	(387,740)	—
Investment in equity method investee	—	—	168,763	—	168,763
Deferred charges and other assets, net	18,595	833,213	34	—	851,842
Total assets	$37,100,687	$28,603,729	$9,720,777	$(66,829,051)	$8,596,142

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$344,287	$117,388	$19,525	$—	$481,200
Accounts payable - affiliate	32,555	861	38	—	33,454
Accrued expenses	1,732,674	120,001	277,093	—	2,129,768
Current debt	—	1,242	—	—	1,242
Deferred revenue	10,422	1,540	9	—	11,971
Due to related parties	27,745,723	29,697,466	8,998,122	(66,441,311)	—
Total current liabilities	29,865,661	29,938,498	9,294,787	(66,441,311)	2,657,635

Long-term debt	1,543,186	42,558	22,993	—	1,608,737
Deferred tax liabilities	—	—	27,778	—	27,778
Other long-term liabilities	47,355	188,998	4,145	—	240,498
Investment in subsidiaries	1,582,991	—	—	(1,582,991)	—
Total liabilities	33,039,193	30,170,054	9,349,703	(68,024,302)	4,534,648

Commitments and contingencies (Note 8)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,648,182	1,725,362	327,691	(2,053,053)	2,648,182
Retained earnings / (accumulated deficit)	1,428,938	(3,292,878)	43,383	3,249,495	1,428,938
Accumulated other comprehensive loss	(26,477)	(9,660)	—	9,660	(26,477)
Total PBF Holding Company LLC equity	4,050,643	(1,577,176)	371,074	1,206,102	4,050,643
Noncontrolling interest	10,851	10,851	—	(10,851)	10,851
Total equity	4,061,494	(1,566,325)	371,074	1,195,251	4,061,494
Total liabilities and equity	$37,100,687	$28,603,729	$9,720,777	$(66,829,051)	$8,596,142

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$7,565,959	$460,805	$852,441	$(1,236,734)	$7,642,471

Cost and expenses:
Cost of products and other	6,986,334	279,448	847,650	(1,236,734)	6,876,698
Operating expenses (excluding depreciation and amortization expense as reflected below)	163	400,953	8,484	—	409,600
Depreciation and amortization expense	—	81,431	1,922	—	83,353
Cost of sales	6,986,497	761,832	858,056	(1,236,734)	7,369,651
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	59,304	6,050	(485)	—	64,869
Depreciation and amortization expense	2,594	—	—	—	2,594
Equity income in investee	—	—	(4,725)	—	(4,725)
Gain on sale of assets	—	(43,745)	—	—	(43,745)
Total cost and expenses	7,048,395	724,137	852,846	(1,236,734)	7,388,644

Income (loss) from operations	517,564	(263,332)	(405)	—	253,827

Other income (expense):
Equity in (loss) earnings of subsidiaries	(261,695)	40	—	261,655	—
Change in fair value of catalyst leases	—	1,630	—	—	1,630
Interest expense, net	(31,074)	(408)	(274)	—	(31,756)
Other non-service components of net periodic benefit cost	(97)	375	—	—	278
Income (loss) before income taxes	224,698	(261,695)	(679)	261,655	223,979
Income tax benefit	—	—	(719)	—	(719)
Net income (loss)	224,698	(261,695)	40	261,655	224,698
Less: net income attributable to noncontrolling interests	35	35	—	(35)	35
Net income (loss) attributable to PBF Holding Company LLC	$224,663	$(261,730)	$40	$261,690	$224,663

Comprehensive income (loss) attributable to PBF Holding Company LLC	$224,840	$(261,730)	$40	$261,690	$224,840

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$5,410,245	$223,582	$536,386	$(694,397)	$5,475,816

Cost and expenses:
Cost of products and other	4,483,164	85,031	538,011	(694,397)	4,411,809
Operating expenses (excluding depreciation and amortization expense as reflected below)	289	380,864	8,351	—	389,504
Depreciation and amortization expense	—	68,419	1,919	—	70,338
Cost of sales	4,483,453	534,314	548,281	(694,397)	4,871,651
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	49,864	4,959	(146)	—	54,677
Depreciation and amortization expense	2,572	—	—	—	2,572
Equity income in investee	—	—	(3,799)	—	(3,799)
Loss on sale of assets	—	28	—	—	28
Total cost and expenses	4,535,889	539,301	544,336	(694,397)	4,925,129

Income (loss) from operations	874,356	(315,719)	(7,950)	—	550,687

Other income (expense):
Equity in (loss) earnings of subsidiaries	(319,568)	2,467	—	317,101	—
Change in fair value of catalyst leases	—	473	—	—	473
Interest expense, net	(28,692)	(305)	(272)	—	(29,269)
Other non-service components of net periodic benefit cost	(16)	(87)	—	—	(103)
Income (loss) before income taxes	526,080	(313,171)	(8,222)	317,101	521,788
Income tax benefit	—	—	(4,292)	—	(4,292)
Net income (loss)	526,080	(313,171)	(3,930)	317,101	526,080
Less: net loss attributable to noncontrolling interests	(6)	(6)	—	6	(6)
Net income (loss) attributable to PBF Holding Company LLC	$526,086	$(313,165)	$(3,930)	$317,095	$526,086

Comprehensive income (loss) attributable to PBF Holding Company LLC	$526,373	$(313,165)	$(3,930)	$317,095	$526,373

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$20,679,860	$1,514,588	$2,441,647	$(3,753,553)	$20,882,542

Cost and expenses:
Cost of products and other	18,853,086	1,040,893	2,438,031	(3,753,553)	18,578,457
Operating expenses (excluding depreciation and amortization expense as reflected below)	194	1,200,736	22,868	—	1,223,798
Depreciation and amortization expense	—	237,195	5,765	—	242,960
Cost of sales	18,853,280	2,478,824	2,466,664	(3,753,553)	20,045,215
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	154,167	19,034	1,694	—	174,895
Depreciation and amortization expense	7,871	—	—	—	7,871
Equity income in investee	—	—	(13,110)	—	(13,110)
Gain on sale of assets	—	(43,072)	—	—	(43,072)
Total cost and expenses	19,015,318	2,454,786	2,455,248	(3,753,553)	20,171,799

Income (loss) from operations	1,664,542	(940,198)	(13,601)	—	710,743

Other income (expense):
Equity in loss of subsidiaries	(943,652)	(9,009)	—	952,661	—
Change in fair value of catalyst leases	—	5,783	—	—	5,783
Interest expense, net	(95,968)	(1,340)	(814)	—	(98,122)
Other non-service components of net periodic benefit cost	(282)	1,112	3	—	833
Income (loss) before income taxes	624,640	(943,652)	(14,412)	952,661	619,237
Income tax benefit	—	—	(5,403)	—	(5,403)
Net income (loss)	624,640	(943,652)	(9,009)	952,661	624,640
Less: net income attributable to noncontrolling interests	43	43	—	(43)	43
Net income (loss) attributable to PBF Holding Company LLC	$624,597	$(943,695)	$(9,009)	$952,704	$624,597

Comprehensive income (loss) attributable to PBF Holding Company LLC	$625,048	$(943,695)	$(9,009)	$952,704	$625,048

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Nine Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$15,064,488	$983,917	$1,578,553	$(2,387,693)	$15,239,265

Cost and expenses:
Cost of products and other	13,547,358	615,093	1,551,638	(2,387,693)	13,326,396
Operating expenses (excluding depreciation and amortization expense as reflected below)	(42)	1,200,113	24,686	—	1,224,757
Depreciation and amortization expense	—	175,543	5,695	—	181,238
Cost of sales	13,547,316	1,990,749	1,582,019	(2,387,693)	14,732,391
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	112,370	18,410	(736)	—	130,044
Depreciation and amortization expense	10,355	—	—	—	10,355
Equity income in investee	—	—	(11,218)	—	(11,218)
Loss on sale of assets	—	940	—	—	940
Total cost and expenses	13,670,041	2,010,099	1,570,065	(2,387,693)	14,862,512

Income (loss) from operations	1,394,447	(1,026,182)	8,488	—	376,753

Other income (expense):
Equity in (loss) earnings of subsidiaries	(1,022,866)	5,802	—	1,017,064	—
Change in fair value of catalyst leases	—	(1,011)	—	—	(1,011)
Debt extinguishment costs	(25,451)	—	—	—	(25,451)
Interest expense, net	(90,918)	(1,143)	(721)	—	(92,782)
Other non-service components of net periodic benefit cost	(48)	(257)	—	—	(305)
Income (loss) before income taxes	255,164	(1,022,791)	7,767	1,017,064	257,204
Income tax expense	—	—	2,040	—	2,040
Net income (loss)	255,164	(1,022,791)	5,727	1,017,064	255,164
Less: net income attributable to noncontrolling interests	374	374	—	(374)	374
Net income (loss) attributable to PBF Holding Company LLC	$254,790	$(1,023,165)	$5,727	$1,017,438	$254,790

Comprehensive income (loss) attributable to PBF Holding Company LLC	$255,728	$(1,023,165)	$5,727	$1,017,438	$255,728

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$624,640	$(943,652)	$(9,009)	$952,661	$624,640
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,548	237,234	5,832	—	255,614
Stock-based compensation	—	14,059	—	—	14,059
Change in fair value of catalyst leases	—	(5,783)	—	—	(5,783)
Deferred income taxes	—	—	(5,377)	—	(5,377)
Non-cash change in inventory repurchase obligations	10,701	—	—	—	10,701
Non-cash lower of cost or market inventory adjustment	(300,456)	—	—	—	(300,456)
Pension and other post-retirement benefit costs	5,626	29,910	—	—	35,536
Income from equity method investee	—	—	(13,110)	—	(13,110)
Distributions from equity method investee	—	—	13,110	—	13,110
Gain on sale of assets	—	(43,072)	—	—	(43,072)
Equity in earnings of subsidiaries	943,652	9,009	—	(952,661)	—
Changes in operating assets and liabilities:
Accounts receivable	(120,764)	(3,970)	11,062	—	(113,672)
Due to/from affiliates	(1,103,057)	1,112,098	(25,711)	—	(16,670)
Inventories	(83,703)	—	36,850	—	(46,853)
Prepaid and other current assets	(4,831)	(4,684)	851	—	(8,664)
Accounts payable	(69,542)	(34,184)	(2,429)	—	(106,155)
Accrued expenses	300,546	(5,962)	8,010	—	302,594
Deferred revenue	4,417	68	(9)	—	4,476
Other assets and liabilities	32,188	(21,757)	(16,893)	—	(6,462)
Net cash provided by operating activities	251,965	339,314	3,177	—	594,456

Cash flows from investing activities:
Expenditures for property, plant and equipment	(4,726)	(159,612)	(1,337)	—	(165,675)
Expenditures for deferred turnaround costs	—	(201,029)	—	—	(201,029)
Expenditures for other assets	—	(16,946)	—	—	(16,946)
Proceeds from sale of assets	—	48,290	—	—	48,290
Equity method investment - return of capital	—	—	3,140	—	3,140
Due to/from affiliates	(1,143)	—	—	1,143	—
Net cash (used in) provided by investing activities	(5,869)	(329,297)	1,803	1,143	(332,220)

Cash flows from financing activities:
Contributions from PBF LLC	287,000	—	—	—	287,000
Distribution to members	(36,090)	—	—	—	(36,090)
Repayments of PBF Rail Term Loan	—	—	(5,092)	—	(5,092)
Repayment of note payable	—	(5,621)	—	—	(5,621)
Catalyst lease settlements	—	(9,466)	—	—	(9,466)
Due to/from affiliates	—	1,143	—	(1,143)	—
Proceeds from insurance premium financing	467	6,492	—	—	6,959
Deferred financing cost and other	(12,692)	—	—	—	(12,692)
Net cash provided by (used in) financing activities	238,685	(7,452)	(5,092)	(1,143)	224,998

Net increase (decrease) in cash and cash equivalents	484,781	2,565	(112)	—	487,234
Cash and cash equivalents, beginning of period	486,568	13,456	26,136	—	526,160
Cash and cash equivalents, end of period	$971,349	$16,021	$26,024	$—	$1,013,394

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$255,164	$(1,022,791)	$5,727	$1,017,064	$255,164
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	15,746	175,859	5,760	—	197,365
Stock-based compensation	—	13,549	—	—	13,549
Change in fair value of catalyst leases	—	1,011	—	—	1,011
Deferred income taxes	—	—	641	—	641
Non-cash change in inventory repurchase obligations	(26,659)	—	—	—	(26,659)
Non-cash lower of cost or market inventory adjustment	(97,943)	—	—	—	(97,943)
Debt extinguishment costs	25,451	—	—	—	25,451
Pension and other post-retirement benefit costs	4,956	26,726	—	—	31,682
Income from equity method investee	—	—	(11,218)	—	(11,218)
Distributions from equity method investee	—	—	16,897	—	16,897
Loss on sale of assets	—	940	—	—	940
Equity in earnings (loss) of subsidiaries	1,022,866	(5,802)	—	(1,017,064)	—
Changes in operating assets and liabilities:
Accounts receivable	(119,813)	(1,782)	(37,431)	—	(159,026)
Due to/from affiliates	(1,494,632)	1,451,846	40,468	—	(2,318)
Inventories	(286,677)	—	(62,512)	—	(349,189)
Prepaid and other current assets	4,200	(8,467)	160	—	(4,107)
Accounts payable	(50,102)	(58,691)	4,261	1,463	(103,069)
Accrued expenses	365,132	(13,352)	49,894	—	401,674
Deferred revenue	(7,687)	(1,364)	7	—	(9,044)
Other assets and liabilities	(14,472)	(26,189)	(16,726)	—	(57,387)
Net cash (used in) provided by operations	(404,470)	531,493	(4,072)	1,463	124,414

Cash flows from investing activities:
Expenditures for property, plant and equipment	(847)	(210,076)	(301)	—	(211,224)
Expenditures for deferred turnaround costs	—	(341,598)	—	—	(341,598)
Expenditures for other assets	—	(31,096)	—	—	(31,096)
Equity method investment - return of capital	—	—	451	—	451
Due to/from affiliates	(3,684)	—	—	3,684	—
Net cash (used in) provided by investing activities	(4,531)	(582,770)	150	3,684	(583,467)

Cash flows from financing activities:
Contributions from PBF LLC	97,000	—	—	—	97,000
Distributions to members	(39,315)	—	—	—	(39,315)
Proceeds from 2025 Senior Notes	725,000	—	—	—	725,000
Cash paid to extinguish 2020 Senior Secured Notes	(690,209)	—	—	—	(690,209)
Repayments of PBF Rail Term Loan	—	—	(4,959)	—	(4,959)
Proceeds from revolver borrowings	490,000	—	—	—	490,000
Repayments of revolver borrowings	(490,000)	—	—	—	(490,000)
Due to/from affiliates	—	3,684	—	(3,684)	—
Deferred financing costs and other	(13,424)	—	—	—	(13,424)
Net cash provided by (used in) financing activities	79,052	3,684	(4,959)	(3,684)	74,093

Net decrease in cash and cash equivalents	(329,949)	(47,593)	(8,881)	1,463	(384,960)
Cash and cash equivalents, beginning of period	530,085	56,717	41,366	(1,463)	626,705
Cash and cash equivalents, end of period	$200,136	$9,124	$32,485	$—	$241,745

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of September 30, 2018, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. Our five oil refineries are aggregated into one reportable segment.
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

Torrance Land Sale
During the three months ended September 30, 2018, the Company closed on a third party sale of a parcel of real property acquired as part of the Torrance Refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $43.8 million included within Gain on sale of assets within the Condensed Consolidated Statements of Operations.
Early Return of Railcars
On September 30, 2018, we agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of our railcar fleet based on prevailing market conditions in the crude oil by rail market. Under the terms of the lease amendment, we will pay agreed amounts in lieu of satisfaction of return conditions (the “early termination penalty”) and will pay a reduced rental fee over the remaining term of the lease. Certain of these railcars are idle and the remaining railcars will be taken out of service during the fourth quarter of 2018 and subsequently fully returned to the lessor. As a result, we recognized an expense of $44.6 million for the three months ended September 30, 2018 included within Cost of sales consisting of (i) a $40.3 million charge for the early termination penalty and (ii) a $4.3 million charge related to the remaining lease payments associated with the portion of railcars within the amended lease that were idled and out of service as of September 30, 2018. In addition, we expect to recognize a charge of $7.7 million subsequent to September 30, 2018 relating to the residual lease payments as the remaining railcars are taken out of service and returned to the lessor. We have recorded a liability within Accrued expenses for $25.8 million representing the amount of the early lease termination obligation expected to be paid within the next twelve months and a liability within Other long-term liabilities for $18.7 million representing the remaining amount of the obligation.
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
Pursuant to contribution agreements entered into on July 16, 2018, we contributed certain of our subsidiaries (the “Development Assets Acquisition”) to PBF LLC. PBFX Op Co, in turn acquired the subsidiary assets from

PBF LLC that included the Toledo Rail Products Facility, an unloading and loading rail facility; the Chalmette Truck Rack, a truck loading rack facility; the Chalmette Rosin Yard, a rail yard facility; the Paulsboro Lube Oil Terminal, a lubes oil terminal facility; and the Delaware Ethanol Storage Facility, an ethanol storage facility (collectively, the “Development Assets”). The Development Assets Acquisition closed on July 31, 2018 for total consideration of $31.6 million consisting of 1,494,134 common units of PBFX issued to PBF LLC.
A summary of transactions with PBFX is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reimbursements under affiliate agreements:
Services Agreement	$1,979	$1,639	$5,327	$4,918
Omnibus Agreement	1,927	1,890	5,364	5,174
Total expenses under affiliate agreements	66,140	62,359	190,789	176,916

Results of Operations
The following tables reflect our financial and operating highlights for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$7,642,471	$5,475,816	$20,882,542	$15,239,265
Cost and expenses:
Cost of products and other	6,876,698	4,411,809	18,578,457	13,326,396
Operating expenses (excluding depreciation and amortization expense as reflected below)	409,600	389,504	1,223,798	1,224,757
Depreciation and amortization expense	83,353	70,338	242,960	181,238
Cost of sales	7,369,651	4,871,651	20,045,215	14,732,391
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	64,869	54,677	174,895	130,044
Depreciation and amortization expense	2,594	2,572	7,871	10,355
Equity income in investee	(4,725)	(3,799)	(13,110)	(11,218)
(Gain) loss on sale of assets	(43,745)	28	(43,072)	940
Total cost and expenses	7,388,644	4,925,129	20,171,799	14,862,512

Income from operations	253,827	550,687	710,743	376,753

Other income (expense):
Change in fair value of catalyst leases	1,630	473	5,783	(1,011)
Debt extinguishment costs	—	—	—	(25,451)
Interest expense, net	(31,756)	(29,269)	(98,122)	(92,782)
Other non-service components of net periodic benefit cost	278	(103)	833	(305)
Income before income taxes	223,979	521,788	619,237	257,204
Income tax (benefit) expense	(719)	(4,292)	(5,403)	2,040
Net income	224,698	526,080	624,640	255,164
Less: net income (loss) attributable to noncontrolling interests	35	(6)	43	374
Net income attributable to PBF Holding Company LLC	$224,663	$526,086	$624,597	$254,790

Consolidated gross margin	$272,820	$604,165	$837,327	$506,874
Gross refining margin (1)	$765,773	$1,064,007	$2,304,085	$1,912,869

(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Key Operating Information
Production (bpd in thousands)	896.7	852.6	854.0	781.6
Crude oil and feedstocks throughput (bpd in thousands)	888.4	849.7	851.8	786.1
Total crude oil and feedstocks throughput (millions of barrels)	81.7	78.2	232.5	214.6
Consolidated gross margin per barrel of throughput	$3.34	$7.73	$3.60	$2.36
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.25	$10.22	$8.80	$8.46
Refinery operating expense, per barrel of throughput	$5.01	$4.98	$5.26	$5.71

Crude and feedstocks (% of total throughput) (2)
Heavy	35%	33%	36%	34%
Medium	28%	30%	30%	30%
Light	23%	22%	21%	21%
Other feedstocks and blends	14%	15%	13%	15%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	49%	50%	49%	50%
Distillates and distillate blendstocks	32%	29%	32%	29%
Lubes	1%	1%	1%	1%
Chemicals	2%	2%	2%	2%
Other	17%	18%	16%	17%
Total yield	101%	100%	100%	99%

(1)	See Non-GAAP Financial Measures.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars per barrel, except as noted)
Dated Brent Crude	$75.07	$52.16	$72.19	$51.79
West Texas Intermediate (WTI) crude oil	$69.63	$48.18	$66.90	$49.32
Light Louisiana Sweet (LLS) crude oil	$74.15	$51.67	$71.11	$51.73
Alaska North Slope (ANS) crude oil	$75.26	$52.04	$72.19	$52.15
Crack Spreads
Dated Brent (NYH) 2-1-1	$14.62	$18.12	$14.15	$14.84
WTI (Chicago) 4-3-1	$18.05	$18.82	$15.84	$14.70
LLS (Gulf Coast) 2-1-1	$13.38	$16.69	$13.26	$13.75
ANS (West Coast) 4-3-1	$14.84	$20.66	$16.67	$18.78
Crude Oil Differentials
Dated Brent (foreign) less WTI	$5.44	$3.97	$5.29	$2.47
Dated Brent less Maya (heavy, sour)	$9.12	$8.75	$10.21	$6.77
Dated Brent less WTS (sour)	$19.79	$4.96	$13.41	$3.63
Dated Brent less ASCI (sour)	$4.42	$3.82	$4.69	$3.58
WTI less WCS (heavy, sour)	$29.30	$10.03	$24.55	$10.83
WTI less Bakken (light, sweet)	$1.08	$(0.69)	$0.87	$0.18
WTI less Syncrude (light, sweet)	$5.59	$(1.95)	$3.00	$(1.86)
WTI less LLS (light, sweet)	$(4.52)	$(3.49)	$(4.21)	$(2.41)
WTI less ANS (light, sweet)	$(5.63)	$(3.86)	$(5.29)	$(2.82)
Natural gas (dollars per MMBTU)	$2.86	$2.95	$2.85	$3.05

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Overview— Net income was $224.7 million for the three months ended September 30, 2018 compared to $526.1 million for the three months ended September 30, 2017.
Our results for the three months ended September 30, 2018 were positively impacted by special items consisting of a non-cash lower of cost or market (“LCM”) inventory adjustment of approximately $54.8 million and a gain on the Torrance land sale of $43.8 million. These favorable impacts were partially offset by a special item related to the early return of certain leased railcars, resulting in a charge of $44.6 million. Our results for the three months ended September 30, 2017 were positively impacted by an LCM inventory adjustment of approximately $265.1 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were positively impacted by favorable movements in crude differentials, higher throughput volumes and barrels sold across the majority of our refineries and reduced regulatory compliance costs, offset by lower crack spreads realized at each of our refineries, which were favorably impacted in the prior year by the hurricane-related effect on refining margins due to tightening product inventories, specifically distillates. Our results in the current period were negatively impacted by higher general and administrative costs and increased depreciation and amortization expense.

Revenues— Revenues totaled $7.6 billion for the three months ended September 30, 2018 compared to $5.5 billion for the three months ended September 30, 2017, an increase of approximately $2.2 billion, or 39.6%. Revenues per barrel were 83.51 and 63.75 for the three months ended September 30, 2018 and 2017, respectively, an increase of 31.0% directly related to higher hydrocarbon commodity prices. For the three months ended September 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 354,600 bpd, 172,100 bpd, 195,500 bpd and 166,200 bpd, respectively. For the three months ended September 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 343,700 bpd, 160,600 bpd, 200,400 bpd and 145,000 bpd, respectively. The throughput rates at our East Coast, Mid-Continent and West Coast refineries were higher in the three months ended September 30, 2018 compared to the same period in 2017. Throughput rates at our Gulf Coast refinery were in line with the same quarter of the prior year, whereas our East Coast and Mid-Continent refineries ran at higher rates during the quarter taking advantage of a relatively strong margin environment. The throughput rates at our West Coast refinery increased due to planned downtime in 2017 related to its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. For the three months ended September 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 380,200 bpd, 175,800 bpd, 242,800 bpd and 196,000 bpd, respectively. For the three months ended September 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 359,700 bpd, 167,300 bpd, 233,400 bpd and 173,300 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Consolidated Gross Margin— Consolidated gross margin totaled $272.8 million for the three months ended September 30, 2018 compared to $604.2 million for the three months ended September 30, 2017, a decrease of approximately $331.3 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $765.8 million, or $9.37 per barrel of throughput ($755.5 million or $9.25 per barrel of throughput excluding the impact of special items), for the three months ended September 30, 2018 compared to $1,064.0 million, or $13.61 per barrel of throughput ($798.9 million or $10.22 per barrel of throughput excluding the impact of special items) for the three months ended September 30, 2017, a decrease of approximately$298.2 million, or $43.4 million excluding special items.
Consolidated gross margin and gross refining margin decreased due to overall lower crack spreads in comparison to the same period in 2017, partially offset by favorable movements in crude differentials and higher throughput volumes and barrels sold across the majority of our refineries. During the three months ended September 30, 2017 we experienced higher crack spreads realized at each of our refineries, which were impacted by the hurricane-related reduction in refining throughput in the Gulf Coast region. In addition, consolidated gross margin and gross refining margin were positively impacted in the current and prior year by special items. For the three months ended September 30, 2018, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $54.8 million on a net basis, resulting from an increase in crude oil and refined product prices in comparison to the prices at end of the second quarter of 2018, partially offset by a $44.6 million charge resulting from costs associated with the early return of certain leased railcars. The non-cash LCM inventory adjustment increased gross margin and gross refining margin by approximately $265.1 million on a net basis in the third quarter of 2017.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”), although at a reduced level from the prior year. Total RFS costs were $33.9 million for the three months ended September 30, 2018 in comparison to $83.4 million for the three months ended September 30, 2017.
Average industry refining margins in the Mid-Continent were slightly weaker during the three months ended September 30, 2018 as compared to the same period in 2017. The WTI (Chicago) 4-3-1 industry crack spread was $18.05 per barrel, or 4.1% lower, in the three months ended September 30, 2018 as compared to $18.82 per barrel in the same period in 2017. Our refinery specific crude slate in the Mid-Continent was impacted by an improving WTI/Bakken differential, which averaged a discount of $1.08 per barrel in the three months ended September 30, 2018, as compared to a premium of $0.69 per barrel in the same period in 2017. Additionally, the WTI/Syncrude differential averaged a discount of $5.59 per barrel during the three months ended September 30, 2018 as compared to a premium of $1.95 per barrel in the same period of 2017.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.62 per barrel, or 19.3% lower, in the three months ended September 30, 2018, as compared to $18.12 per barrel in the same period in 2017. The Dated Brent/Maya differential was $0.37 higher in the three months ended September 30, 2018 as compared to the same period in 2017 and the Dated Brent/WTI differential was $1.47 higher in the three months ended September 30, 2018 as compared to the same period in 2017.
Gulf Coast industry refining margins weakened during the three months ended September 30, 2018 as compared to the same period in 2017. The LLS (Gulf Coast) 2-1-1 industry crack spread was $13.38 per barrel, or 19.8% lower, in the three months ended September 30, 2018 as compared to $16.69 per barrel in the same period in 2017. Additionally, crude differentials weakened with the WTI/LLS differential averaging a premium of $4.52 per barrel during the three months ended September 30, 2018 as compared to a premium of $3.49 per barrel in the same period of 2017.
Additionally, West Coast industry refining margins decreased during the three months ended September 30, 2018 as compared to the same period in 2017. The ANS (West Coast) 4-3-1 industry crack spread was $14.84 per barrel, or 28.2% lower, in the three months ended September 30, 2018 as compared to $20.66 per barrel in the same period in 2017. Crude differentials weakened with the WTI/ANS differential averaging a premium of $5.63 per barrel during the three months ended September 30, 2018 as compared to a premium of $3.86 per barrel in the same period of 2017.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $409.6 million, or $5.01 per barrel of throughput, for the three months ended September 30, 2018 compared to $389.5 million, or $4.98 per barrel of throughput, for the three months ended September 30, 2017, an increase of $20.1 million, or 5.2%. The increase in operating expenses was driven by higher energy and utility costs driven by higher throughput across our system.
General and Administrative Expenses— General and administrative expenses totaled $64.9 million for the three months ended September 30, 2018 compared to $54.7 million for the three months ended September 30, 2017, an increase of approximately $10.2 million or 18.6%. The increase in general and administrative expenses for the three months ended September 30, 2018 in comparison to the three months ended September 30, 2017 primarily related to higher employee related expenses, including incentive compensation and retirement benefits. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain (Loss) on Sale of Assets— There was a net gain of $43.7 million on the sale of assets for the three months ended September 30, 2018 mainly attributable to a $43.8 million gain related to the Torrance land sale. There was a de minimis loss on the sale of non-operating refinery assets for the three months ended September 30, 2017.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $85.9 million for the three months ended September 30, 2018 (including $83.4 million recorded within Cost of sales) compared to $72.9 million for the three months ended September 30, 2017 (including $70.3 million recorded within Cost of sales), an increase of $13.0 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2017 which included the first significant Torrance refinery turnaround under our ownership.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $1.6 million for the three months ended September 30, 2018 compared to a gain of $0.5 million for the three months ended September 30, 2017. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense was relatively consistent with the same quarter of the prior year totaling $31.8 million for the three months ended September 30, 2018 compared to $29.3 million for the three months ended September 30, 2017. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the three months ended September 30, 2018 and September 30, 2017, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $0.7 million was recorded for the three months ended September 30, 2018 in comparison to income tax benefit of $4.3 million recorded for the three months ended September 30, 2017, primarily attributable to the results of PBF Ltd.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Overview— Net income was $624.6 million for the nine months ended September 30, 2018 compared to net income of $255.2 million for the nine months ended September 30, 2017.
Our results for the nine months ended September 30, 2018 were positively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $300.5 million and a gain on the Torrance land sale of $43.8 million. These favorable impacts were partially offset by a special item related to the early return of certain leased railcars, resulting in a charge of $44.6 million. Our results for the nine months ended September 30, 2017 were positively impacted by an LCM inventory adjustment of approximately $97.9 million and debt extinguishment costs associated with the early retirement of our 2020 Senior Secured Notes of $25.5 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were positively impacted by favorable movements in crude differentials, higher throughput volumes and barrels sold across the majority of our refineries and reduced regulatory compliance costs, offset by lower crack spreads realized at the majority of our refineries, which were favorably impacted in the prior year by the hurricane-related effect on refining margins due to tightening product inventories, specifically distillates. Our results in the current year period were negatively impacted by higher general and administrative costs and increased depreciation and amortization expense.
Revenues— Revenues totaled $20.9 billion for the nine months ended September 30, 2018 compared to $15.2 billion for the nine months ended September 30, 2017, an increase of approximately $5.6 billion, or 37.0%. Revenues per barrel were $78.92 and $62.34 for the nine months ended September 30, 2018 and 2017, respectively, an increase of 26.6% directly related to higher hydrocarbon commodity prices. For the nine months ended September 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 349,200 bpd, 149,500 bpd, 184,400 bpd and 168,700 bpd, respectively. For the nine months ended September 30, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 330,100 bpd, 146,500 bpd, 182,600 bpd and 126,900 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were higher in the nine months ended September 30, 2018 compared to the same period in 2017. Throughput rates at our Mid-Continent and Gulf Coast refineries were in line with the prior year despite planned downtimes during the first half of 2018. The throughput rates at our East Coast refineries increased due to planned downtime at our Delaware City refinery during 2017. The throughput rates at our West Coast refinery increased due to planned downtime in the prior year as part of the first significant turnaround of the refinery under our ownership and improved refinery performance experienced in the current year. For the nine months ended September 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 378,700 bpd, 158,300 bpd, 235,900 bpd and 196,500 bpd, respectively. For the nine months ended September 30, 2017, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 358,000 bpd, 160,600 bpd, 221,700 bpd and 155,200 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Consolidated Gross Margin— Consolidated gross margin totaled $837.3 million for the nine months ended September 30, 2018 compared to $506.9 million for the nine months ended September 30, 2017, an increase of approximately $330.5 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,304.1 million, or $9.90 per barrel of throughput ($2,048.2 million or $8.80 per barrel of throughput excluding the impact of special items), for the nine months ended September 30, 2018 compared to $1,912.9 million, or $8.91 per barrel of throughput ($1,814.9 million or $8.46 per barrel of throughput excluding the impact of special items) for the nine months ended September 30, 2017, an increase of approximately $391.2 million, or $233.3 million excluding special items.
Consolidated gross margin and gross refining margin increased due to generally favorable movements in crude differentials and higher throughput volumes and barrels sold across the majority of our refineries. In addition, consolidated gross margin and gross refining margin were positively impacted in the current and prior year by special items. For the nine months ended September 30, 2018, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $300.5 million on a net basis, resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of 2017, partially offset by a $44.6 million charge resulting from costs associated with the early return of certain leased railcars. The non-cash LCM adjustment increased consolidated gross margin and gross refining margin by approximately $97.9 million for the nine months ended September 30, 2017.
Additionally, our results continue to be impacted by significant costs to comply with RFS, although at a reduced level from the prior year. Total RFS costs were $117.0 million for the nine months ended September 30, 2018 in comparison to $203.2 million for the nine months ended September 30, 2017.
Average industry refining margins in the Mid-Continent were stronger during the nine months ended September 30, 2018 as compared to the same period in 2017. The WTI (Chicago) 4-3-1 industry crack spread was $15.84 per barrel, or 7.8% higher, in the nine months ended September 30, 2018 as compared to $14.70 per barrel in the same period in 2017. Our refinery specific crude slate in the Mid-Continent was impacted by an improving WTI/Bakken differential, which was approximately $0.87 per barrel in the nine months ended September 30, 2018, as compared to $0.18 per barrel in the same period in 2017. Additionally, the WTI/Syncrude differential averaged a discount of $3.00 per barrel during the nine months ended September 30, 2018 as compared to a premium of $1.86 per barrel in the same period of 2017.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.15 per barrel, or 4.6% lower in the nine months ended September 30, 2018, as compared to $14.84 per barrel in the same period in 2017. The Dated Brent/Maya differential was $3.44 higher in the nine months ended September 30, 2018 as compared to the same period in 2017. The Dated Brent/WTI differential was $2.82 higher in the nine months ended September 30, 2018 as compared to the same period in 2017, and the WTI/Bakken differential was approximately $0.69 per barrel higher in the nine months ended September 30, 2018 as compared to the same period in 2017.
Gulf Coast industry refining margins slightly decreased during the nine months ended September 30, 2018 as compared to the same period in 2017. The LLS (Gulf Coast) 2-1-1 industry crack spread was $13.26 per barrel, or 3.6% lower, in the nine months ended September 30, 2018 as compared to $13.75 per barrel in the same period in 2017. Crude differentials weakened with the WTI/LLS differential averaging a premium of $4.21 per barrel during the nine months ended September 30, 2018 as compared to a premium of $2.41 per barrel in the same period of 2017.

Additionally, West Coast industry refining margins decreased during the nine months ended September 30, 2018 as compared to the same period in 2017. The ANS (West Coast) 4-3-1 industry crack spread was $16.67 per barrel, or 11.2% lower, in the nine months ended September 30, 2018 as compared to $18.78 per barrel in the same period in 2017. Crude differentials weakened with the WTI/ANS differential averaging a premium of $5.29 per barrel during the nine months ended September 30, 2018 as compared to a premium of $2.82 per barrel in the same period of 2017.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,223.8 million, or $5.26 per barrel of throughput, for the nine months ended September 30, 2018 compared to $1,224.8 million, or $5.71 per barrel of throughput, for the nine months ended September 30, 2017, a decrease of approximately $1.0 million, or 0.1%. Operating expenses were in line with the prior year. Decreases in operating expenses on a per barrel basis were driven by increased system reliability and our focused efforts on reducing operating costs. Additionally, there was a decrease in supplies and materials due to our Torrance refinery experiencing higher costs in 2017 related to its turnaround. These decreases were offset by higher energy and utility costs as a result of overall increased throughput.
General and Administrative Expenses— General and administrative expenses totaled $174.9 million for the nine months ended September 30, 2018 compared to $130.0 million for the nine months ended September 30, 2017, an increase of approximately $44.9 million or 34.5%. The increase in general and administrative expenses for the nine months ended September 30, 2018 in comparison to the nine months ended September 30, 2017 primarily related to higher employee related expenses, including incentive compensation and retirement benefits. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain (Loss) on Sale of Assets— There was a net gain of $43.1 million for the nine months ended September 30, 2018 mainly attributed to a $43.8 million gain related to the Torrance land sale. There was a loss of $0.9 million for the nine months ended September 30, 2017 related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $250.8 million for the nine months ended September 30, 2018 (including $243.0 million recorded within Cost of sales) compared to $191.6 million for the nine months ended September 30, 2017 (including $181.2 million recorded within Cost of sales), an increase of approximately $59.2 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2017, which included the first significant Torrance refinery turnaround under our ownership.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $5.8 million for the nine months ended September 30, 2018 compared to a loss of $1.0 million for the nine months ended September 30, 2017. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt extinguishment costs— Debt extinguishment costs of $25.5 million incurred in the nine months ended September 30, 2017 related to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs in the same period of 2018.
Interest Expense, net— Interest expense totaled $98.1 million for the nine months ended September 30, 2018 compared to $92.8 million for the nine months ended September 30, 2017, an increase of approximately $5.3 million. This net increase is attributable to higher debt outstanding and amortization of debt financing costs partially offset by lower interest rates on a portion of our senior notes that were refinanced in May 2017. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the nine months ended September 30, 2018 and September 30, 2017, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $5.4 million was recorded for the nine months ended September 30, 2018 in comparison to income tax expense of $2.0 million recorded for the nine months ended September 30, 2017 primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the three and nine months ended September 30, 2018 relate to an LCM inventory adjustment, gain on the sale of assets related to the Torrance land sale and charges associated with the early return of certain leased railcars. Special items for the three and nine months ended September 30, 2017 relate to an LCM inventory adjustment and debt extinguishment costs. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as consolidated gross margin excluding refinery depreciation and operating expenses. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

The following table presents our GAAP calculation of consolidated gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in thousands, except per barrel amounts):

	Three Months Ended September 30,
	2018		2017
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$7,642,471	$93.51	$5,475,816	$70.05
Less: Cost of Sales	7,369,651	90.17	4,871,651	62.32
Consolidated gross margin	$272,820	$3.34	$604,165	$7.73
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$272,820	$3.34	$604,165	$7.73
Add: Refinery operating expenses	409,600	5.01	389,504	4.98
Add: Refinery depreciation expense	83,353	1.02	70,338	0.90
Gross refining margin	$765,773	$9.37	$1,064,007	$13.61
Special items:(1)
Add: Non-cash LCM inventory adjustment	(54,801)	(0.67)	(265,077)	(3.39)
Add: Early railcar return expense	44,571	0.55	—	—
Gross refining margin excluding special items	$755,543	$9.25	$798,930	$10.22

	Nine Months Ended September 30,
	2018		2017
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$20,882,542	$89.80	$15,239,265	$71.02
Less: Cost of Sales	20,045,215	86.20	14,732,391	68.66
Consolidated gross margin	$837,327	$3.60	$506,874	$2.36
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$837,327	$3.60	$506,874	$2.36
Add: Refinery operating expense	1,223,798	5.26	1,224,757	5.71
Add: Refinery depreciation expense	242,960	1.04	181,238	0.84
Gross refining margin	$2,304,085	$9.90	$1,912,869	$8.91
Special items:(1)
Add: Non-cash LCM inventory adjustment	(300,456)	(1.29)	(97,943)	(0.45)
Add: Early railcar return expense	44,571	0.19	—	—
Gross refining margin excluding special items	$2,048,200	$8.80	$1,814,926	$8.46

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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst leases, the write down of inventory to the LCM, debt extinguishment costs related to refinancing activities, and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:

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

The following tables reconcile net income as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$224,698	$526,080	$624,640	$255,164
Add: Depreciation and amortization expense	85,947	72,910	250,831	191,593
Add: Interest expense, net	31,756	29,269	98,122	92,782
Add: Income tax (benefit) expense	(719)	(4,292)	(5,403)	2,040
EBITDA	$341,682	$623,967	$968,190	$541,579
Special Items:(1)
Add: Non-cash LCM inventory adjustment	(54,801)	(265,077)	(300,456)	(97,943)
Add: Debt extinguishment costs	—	—	—	25,451
Add: Gain on Torrance land sale	(43,761)	—	(43,761)	—
Add: Early railcar return expense	44,571	—	44,571	—
EBITDA excluding special items	$287,691	$358,890	$668,544	$469,087

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$341,682	$623,967	$968,190	$541,579
Add: Stock-based compensation	4,539	3,415	14,059	13,549
Add: Non-cash change in fair value of catalyst leases	(1,630)	(473)	(5,783)	1,011
Add: Non-cash LCM inventory adjustment (1)	(54,801)	(265,077)	(300,456)	(97,943)
Add: Debt extinguishment costs (1)	—	—	—	25,451
Adjusted EBITDA	$289,790	$361,832	$676,010	$483,647

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
The following table includes the lower of cost or market inventory reserve as of each date presented (in thousands):

	2018	2017
January 1,	$300,456	$595,988
June 30,	54,801	763,122
September 30,	—	498,045
The following table includes the corresponding impact of changes in the LCM inventory reserve on both income from operations and net income for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Net LCM inventory adjustment benefit in both income from operations and net income	$54,801	$265,077	$300,456	$97,943
Debt Extinguishment Costs - During the nine months ended September 30, 2017, we recorded debt extinguishment costs of $25.5 million related to the redemption of the 2020 Senior Secured Notes. There were no such costs in the same periods of 2018.
Early Return of Railcars - During the three and nine months ended September 30, 2018 we recognized certain expenses within Cost of sales associated with the voluntary early return of certain leased railcars. These charges decreased income from operations and net income by $44.6 million. There were no such expenses in the same periods of 2017.
Gain on Torrance land sale - During the three and nine months ended September 30, 2018 we recorded a gain on the sale of a parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The gain increased income from operations and net income by $43.8 million. There was no such gain in the same periods of 2017.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as further described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital, distribution payment and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of September 30, 2018 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $594.5 million for the nine months ended September 30, 2018 compared to net cash provided by operating activities of $124.4 million for the nine months ended September 30, 2017. Our operating cash flows for the nine months ended September 30, 2018 included our net income of $624.6 million, plus depreciation and amortization of $255.6 million, pension and other post-retirement benefits costs of $35.5 million, stock-based compensation of $14.1 million, a change in the fair value of our inventory repurchase obligations of $10.7 million, and distributions from our equity method investment in Torrance Valley Pipeline Company LLC (“TVPC”) of $13.1 million, partially offset by a gain on sale of assets of $43.1 million, a non-cash benefit of $300.5 million relating to an LCM inventory adjustment, a change in the fair value of our catalyst leases of $5.8 million, income from our equity method investment in TVPC of $13.1 million and deferred income taxes of $5.4 million. In addition, net changes in operating assets and liabilities reflected cash proceeds of $8.6 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the nine months ended September 30, 2017 included our net income of $255.2 million, depreciation and amortization of $197.4 million, debt extinguishment costs related to refinancing of our 2020 Senior Secured Notes of $25.5 million, pension and other post-retirement benefits costs of $31.7 million, stock-based compensation of $13.5 million, changes in the fair value of our catalyst leases of $1.0 million, deferred income taxes of $0.6 million, loss on sale of assets of $0.9 million and distributions from our equity investment in TVPC of $16.9 million, partially offset by a non-cash benefit of $97.9 million relating to an LCM inventory adjustment, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $26.7 million and income from our equity method investment in TVPC of $11.2 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $282.5 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $332.2 million for the nine months ended September 30, 2018 compared to net cash used in investing activities of $583.5 million for the nine months ended September 30, 2017. The net cash flows used in investing activities for the nine months ended September 30, 2018 were comprised of capital expenditures totaling $165.7 million, expenditures for refinery turnarounds of $201.0 million and expenditures for other assets of $16.9 million, partially offset by proceeds of $48.3 million related to the Torrance land sale and a return of capital related to our equity method investment in TVPC of $3.1 million. Net cash used in investing activities for the nine months ended September 30, 2017 was comprised of capital expenditures totaling $211.2 million, expenditures for refinery turnarounds of $341.6 million and expenditures for other assets of $31.1 million, slightly offset by a return of capital related to our equity method investment in TVPC of $0.5 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $225.0 million for the nine months ended September 30, 2018 compared to net cash provided by financing activities of $74.1 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, net cash provided by financing activities consisted primarily of contribution from PBF LLC of $287.0 million and proceeds from insurance premium financing of $7.0 million, partially offset by distributions to members of $36.1 million, principal amortization payments of the PBF Rail Term Loan of $5.1 million, repayments of note payable of $5.6 million, settlements of precious metals catalyst leases of $9.5 million, and deferred financing costs and other of $12.7 million. For the nine months ended September 30, 2017, net cash provided by financing activities consisted of a contribution from PBF LLC of $97.0 million and net cash proceeds of $21.4 million from the issuance of the 2025 Senior Notes net of cash paid to redeem the 2020 Senior Secured Notes and related issuance costs, partially offset by distributions to members of $39.3 million and principal amortization payments of the PBF Rail Term Loan of $5.0 million. Further, during the nine months ended September 30, 2017, we borrowed and repaid $490.0 million under our asset-based revolving credit agreement resulting in no net change to amounts outstanding for the nine months ended September 30, 2017.
Credit Facility
PBF Holding Revolving Credit Facility
On May 2, 2018, we and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “2018 Revolving Credit Agreement"). Among other things, the 2018 Revolving Credit Agreement increases the maximum commitment available to us from $2.6 billion to $3.4 billion, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base (as defined in the credit agreement) to make more funding available for working capital and other general corporate purposes. Borrowings under the 2018 Revolving Credit Agreement bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the credit agreement and further described in “Note 5 - Debt” of our Notes to Condensed Consolidated Financial Statements.
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
Liquidity
As of September 30, 2018, our total liquidity was approximately $2,191.3 million, compared to total liquidity of approximately $1,395.2 million as of December 31, 2017. Our total liquidity is equal to the amount of excess availability under our 2018 Revolving Credit Agreement, which includes our cash balance at September 30, 2018.
Working Capital
Our working capital at September 30, 2018 was $2,057.5 million, consisting of $4,715.1 million in total current assets and $2,657.6 million in total current liabilities. Our working capital at December 31, 2017 was $1,310.3 million, consisting of $3,749.0 million in total current assets and $2,438.7 million in total current liabilities.
Working capital has increased during the nine months ended September 30, 2018 primarily as a result of positive earnings and proceeds from the Torrance land sale, partially offset by capital expenditures, including turnaround costs.

Capital Spending
Net capital spending was $383.7 million for the nine months ended September 30, 2018, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately $525.0 million to $550.0 million in net capital expenditures during the full year 2018 for facility improvements and refinery maintenance and turnarounds. Significant capital spending for the full year 2018 includes turnarounds for the FCC and alkylation units at our Chalmette refinery, the coker at our Paulsboro refinery and several units at our Toledo and Delaware City refineries, as well as expenditures to meet environmental and regulatory requirements.
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
At September 30, 2018, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $339.1 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2018, other than outstanding letters of credit in the amount of approximately $678.6 million and operating leases.
Distribution Policy
On October 31, 2018 PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on November 30, 2018 to PBF Energy Class A common stockholders of record at the close of business on November 15, 2018. If necessary, PBF Holding will make a distribution of up to approximately $36.3 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
As of September 30, 2018, we had $2,191.3 million of unused borrowing availability, which includes our cash and cash equivalents of $1,013.4 million, under our 2018 Revolving Credit Agreement to fund our operations, if necessary. Accordingly, as of September 30, 2018, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, in order for PBF LLC, if necessary, to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.

Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of September 30, 2018, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy’s intended distribution policy.
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
At September 30, 2018 and December 31, 2017, we had gross open commodity derivative contracts representing 14.2 million barrels and 24.3 million barrels, respectively, with an unrealized net loss of $27.4 million and $74.3 million, respectively. The open commodity derivative contracts as of September 30, 2018 expire at various times during 2018 and 2019.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.5 million barrels and 30.1 million barrels at September 30, 2018 and December 31, 2017, respectively. The average cost of our hydrocarbon inventories was approximately $80.45 and $80.21 per barrel on a LIFO basis at September 30, 2018 and December 31, 2017, respectively. The December 31, 2017 results exclude the net impact of an LCM inventory adjustment of approximately $300.5 million, whereas at September 30, 2018, the replacement value of inventories exceeded the LIFO carrying value. If market prices of our inventory declines to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 68 million MMBTUs of natural gas amongst our five refineries as of September 30, 2018. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

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
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $23.3 million at September 30, 2018. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.23 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Holding maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF Holding’s principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on that evaluation, PBF Holding’s principal executive officer and the principal financial officer have concluded that PBF Holding’s disclosure controls and procedures are effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF Holding’s internal controls over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On April 7, 2015, DNREC issued a Notice of Violation (W-15-SWD-01) alleging violations of the Delaware City refinery’s NPDES discharge permit during the period between December 12, 2014 through January 4, 2015. On March 5, 2018, a settlement agreement was finalized resolving the alleged violations contained in the April 7, 2015 Notice of Violation, as well as additional alleged violations occurring during the period between January 2014 through January 2018. Pursuant to this settlement agreement, the Delaware City refinery was either going to pay a penalty of $30,000 and fund an approved Environmental Improvement Project (“EIP”) in the amount of $88,000, or pay a penalty in the amount of $118,000. A cost recovery payment of $7,433 will be assessed in either case. The Delaware City refinery has elected to pay the $30,000 penalty and fund the EIP in the amount of $88,000. The Delaware City refinery has paid the penalty and the cost recovery payment and will fund the approved EIP as soon as the project scope is finalized.
The Delaware City refinery is appealing a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City refinery has paid the penalty. The Coastal Zone Act status decision request is being finalized and will be submitted to DNREC.
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
At the time we acquired the Toledo refinery, EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, EPA issued an Amended Notice of Violation, and on September 20, 2013, EPA issued a Notice of Violation and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized, the civil administrative penalty is anticipated to be approximately $645,000 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
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
In connection with the acquisition of the Torrance refinery and related logistics assets, we agreed to take responsibility for NOV No. P63405 that ExxonMobil had received from the SCAQMD for Title V deviations that are alleged to have occurred in 2015. On August 14, 2018, the Company received a letter from SCAQMD offering to settle this NOV for $515,250. The Company is currently in communication with SCAQMD to resolve this NOV.
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. The Company is currently in communication with EPA to resolve the RMP preliminary findings. EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. In April 2017, EPA referred the RCRA preliminary findings to DTSC for final resolution. On March 1, 2018, we received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under RCRA with respect to the alleged RCRA violations from December 2016 EPA’s and DTSC’s inspection. On March 2, 2018, DTSC issued an order to correct alleged RCRA violations relating to the accumulation of oil bearing materials in roll off bins during 2016 and 2017. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $150,000. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these alleged remaining RCRA violations. Other than the $150,000 DTSC administrative penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100,000. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.

On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially several thousand other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any property damages and clean-up costs as a result of an emission of spent catalyst from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release, although the trial court has limited recovery to property damages and clean-up expenses. Plaintiffs seek to recover unspecified damages, interest and costs. In 2016, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning and the trial court rendered judgment awarding damages related to the cost for home cleaning and vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solidarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial and on June 28, 2017, the appellate court unanimously reversed the judgment awarding damages to the plaintiffs, and plaintiffs request for rehearing was later denied. The parties are currently progressing settlement discussions. We presently believe the outcome of a settlement, or continued litigation, will not have a material impact on our financial position, results of operations or cash flows.
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Orleans Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2007. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals that denied class certification. The plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. Although no trial date has been set by the state trial court, the parties are preparing for a mini-trial of up to 10 plaintiffs, relating to 5 separate flaring events that occurred between 2002 and 2007. Because of the number of potential claimants is unknown and the differing events underlying the claims, the potential amount of the claims is not determinable. It is possible that an adverse outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. As this matter is in the class certification phase, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining Company LLC along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. As this matter was recently filed, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the Plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleges numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding Company LLC, PBFX Operating Company LLC, Chalmette Refining, L.L.C., two individual employees of the Chalmette Refinery (“the PBF Defendants”), two entities, PBF Consultants, LLC and PBF Investments, LLC that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while performing clay removal work activities inside a clay treating vessel located at the Chalmette Refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. The PBF Defendants have issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. On September 25, 2018, the PBF Defendants filed an Answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. As this matter was recently filed, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
We are subject to obligations to purchase RINs. On February 15, 2017, we received notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. We have asserted the affirmative defense and if accepted by EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that EPA will not accept our defense and may assess penalties in these matters but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows.
As of January 1, 2011, we are required to comply with EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of our produced gasoline. We purchase benzene credits to meet these requirements. Our planned capital projects will reduce the amount of benzene credits that we need to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into our produced gasoline and diesel. These new requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause us to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable our refineries to produce products that meet applicable requirements.

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

10.1
Fifth Amended and Restated Omnibus Agreement dated as of July 31, 2018, among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446))

10.2
Sixth Amended and Restated Operation and Management Services and Secondment Agreement dated as of July 31, 2018, among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Chalmette Refining L.L.C., Paulsboro Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP, DCR Storage and Loading LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Paulsboro Terminaling Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Rail Logistics Company LLC, Chalmette Logistics Company LLC and PBFX Operating Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446))

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

PBF Holding Company LLC

Date:	November 6, 2018	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	November 6, 2018	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)