Form 10-K
period 2018-12-31
PBF Holding Co LLC; PBF Finance Corp
filed 2019-03-06
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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
PBF Holding Company LLC    ☐ Yes ☒ No
PBF Finance Corporation    ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
PBF Holding Company LLC    ☒
PBF Finance Corporation    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
PBF Holding Company LLC	☐	☐	☒	☐	☐
PBF Finance Corporation	☐	☐	☒	☐	☐
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
PBF Holding Company LLC has no common stock outstanding. As of March 6, 2019, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.
PBF Finance Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc., the managing member of our direct parent PBF Energy Company LLC, will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2019 Annual Meeting of Stockholders. Portions of the Proxy Statement of PBF Energy Inc. are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF HOLDING COMPANY LLC

Explanatory Note
This Form 10-K is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of December 31, 2018. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
“Dated Brent” refers to Brent blend oil, a light, sweet North Sea crude oil, characterized by an API gravity of 38° and a sulfur content of approximately 0.4 weight percent, that is used as a benchmark for other crude oils.
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
“IPO” refers to the initial public offering of PBF Energy Class A common stock which closed on December 18, 2012.
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

“MLP” refers to the master limited partnership.
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
“PPM” refers to parts per million.
“RINS” refers to renewable fuel credits required for compliance with the Renewable Fuel Standard.
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
“TCJA” refers to the U.S. government comprehensive tax legislation enacted on December 22, 2017 and commonly referred to as the Tax Cuts and Jobs Act.

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
ITEM. 1 BUSINESS
Overview and Corporate Structure
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of December 31, 2018, we own and operate five domestic oil refineries and related assets, which we acquired in 2010, 2011, 2015 and 2016. Our refineries have a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. The Company’s five oil refineries are aggregated into one reportable segment.
Ownership Structure
We are a Delaware limited liability company and a holding company for our operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. We are a wholly-owned subsidiary of PBF LLC, and PBF Energy is the sole managing member of, and owner of an equity interest as of December 31, 2018 representing approximately 99.0% of the outstanding economic interests in PBF LLC.
On December 18, 2012, our indirect parent, PBF Energy completed its initial public offering. As a result of PBF Energy’s initial public offering and related organization transactions, PBF Energy became the sole managing member of PBF LLC and operates and controls all of its business and affairs and consolidates the financial results of PBF LLC and its subsidiaries, including PBF Holding and PBF Finance. As of December 31, 2018, PBF Energy held 119,895,422 PBF LLC Series C Units and its current and former executive officers and directors and certain employees and others beneficially held 1,206,325 PBF LLC Series A Units, and the holders of PBF Energy’s issued and outstanding shares of its Class A common stock have approximately 99.0% of the voting power in PBF Energy and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 1.0% of the voting power.

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
Public Offerings of PBF Logistics LP and Subsequent Drop-Down Transactions
PBF Logistics LP (“PBFX” or the “Partnership”) is an affiliate of ours. PBFX is a fee-based, growth-oriented, publicly-traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storing and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of its refineries, as well as for third-party customers. As of December 31, 2018, a substantial majority of PBFX’s revenue is derived from long-term, fee-based commercial agreements with us, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products, and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by us to PBFX.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). In connection with the PBFX Offering, we distributed to PBF LLC, which in turn contributed to PBFX, the assets and liabilities of certain crude oil terminaling assets. In a series of additional transactions subsequent to the PBFX Offering, we distributed certain additional assets to PBF LLC, which in turn contributed those assets to PBFX. See “Agreements with PBFX” below as well as “Note 10 - Related Party Transactions” of our Notes to Consolidated Financial Statements for additional information.
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Available Information
Our website address is www.pbfenergy.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with (or furnished to) the U.S. Securities and Exchange Commission (“SEC”) by us are available on our website (under “Investors”) free of charge, soon after we file or furnish such material.

The diagram below depicts our organizational structure as of December 31, 2018:

Current and Former Management
Public Stockholders
Shares of Class B common stock
• Voting rights only
• One vote to each PBF LLC Series A unit held by such holder
• 1.0% of voting power in PBF Energy Inc.
Class A common stock
• 99.0% of voting power in PBF Energy
• 100% of economic interests in PBF Energy
PBF LLC Series A Units
• Represents 1.0% of the total economic interest of PBF LLC
• Not publicly traded
• No voting rights
• Economic rights only
• Exchangeable on one-for-one basis for shares of our Class A common stock
PBF Energy Inc. (NYSE: PBF) (PBF Energy)
Sole Managing Member and holder of PBF LLC Series C units
• Represents 99.0% of the total economic interest of PBF LLC
• 100% management power in PBF LLC
PBF Energy Company LLC (PBF LLC)
PBF Logistics GP LLC (PBF GP)
44.0% limited partner interest
Non-economic general partner interest
Public Common Unitholders
56.0% limited partner interest
PBF Logistics LP (NYSE: PBFX) (PBF Logistics)
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023
PBF Holding Company LLC (PBF Holding)
Revolving Credit Facility
Senior Notes due 2025
Senior Notes due 2023
Operating Subsidiaries
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
Delaware City Refinery
Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. Delaware City is a fully integrated operation that receives crude via rail at its crude unloading facilities, or ship or barge at its docks located on the Delaware River. The crude and other feedstocks are stored in an extensive tank farm prior to processing. In addition, there is a 15-lane, 76,000 bpd capacity truck loading rack located adjacent to the refinery and a 23-mile interstate pipeline that are used to distribute clean products, which were sold to PBFX in conjunction with its acquisition of the DCR Products Pipeline and Truck Rack (as defined in “Note 10 - Related Party Transactions” of our Notes to Consolidated Financial Statements) in May 2015.
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
Feedstocks and Supply Arrangements. We source our crude oil needs for Delaware City primarily through short-term and spot market agreements.
Refined Product Yield and Distribution. The Delaware City refinery predominantly produces gasoline, jet fuel, ULSD and ultra-low sulfur heating oil as well as certain other products. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.

Inventory Intermediation Agreement. On June 26, 2013, we entered into an Inventory Intermediation Agreement (the “Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) to support the operations of the Delaware City refinery, which commenced upon the termination of the previous product offtake agreement. Pursuant to such Inventory Intermediation Agreement, J. Aron purchases the Products (as defined in “Item 1A - Risk Factors”) produced and delivered into the refinery’s storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery’s storage tanks. On certain dates subsequent to the inception of the Inventory Intermediation Agreement, we and our subsidiary, DCR, entered into amendments to the amended and restated inventory intermediation agreement (as amended, the “Amended Delaware Intermediation Agreement”) with J. Aron pursuant to which certain terms of the Inventory Intermediation Agreement were amended, including, among other things, pricing and an extension of the term. The most recent of these amendments was executed on September 8, 2017 which extended the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020. At expiration, we will have to repurchase the inventories outstanding under the Amended Delaware Intermediation Agreement at that time.
Tankage Capacity. The Delaware City refinery has total storage capacity of approximately 10.0 million barrels. Of the total, approximately 3.6 million barrels of storage capacity are dedicated to crude oil and other feedstock storage with the remaining 6.4 million barrels allocated to finished products, intermediates and other products.
Energy and Other Utilities. Under normal operating conditions, the Delaware City refinery consumes approximately 65,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Delaware City refinery has a 280 MW power plant located on site that consists of two natural gas-fueled turbines with combined capacity of approximately 140 MW and four turbo generators with combined nameplate capacity of approximately 140 MW. Collectively, this power plant produces electricity in excess of Delaware City’s refinery load of approximately 90 MW. Excess electricity is sold into the Pennsylvania-New Jersey-Maryland, or PJM, grid. Steam is primarily produced by a combination of three dedicated boilers, two heat recovery steam generators on the gas turbines, and is supplemented by secondary boilers at the FCC and Coker. Hydrogen is provided via the refinery’s steam methane reformer and continuous catalytic reformer. During 2018, we signed an agreement with a third-party for the construction and subsequent lease of a new 25 million cubic feet per day hydrogen facility (the “Hydrogen Facility”) which is expected to be completed in the first quarter of 2020. Upon completion, the Hydrogen Facility will provide us with additional complex crude processing capabilities.
Paulsboro Refinery
Overview. The Paulsboro refinery is located on approximately 950 acres on the Delaware River in Paulsboro, New Jersey, near Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River. Paulsboro is one of two operating refineries on the East Coast with coking capacity, the other being our Delaware City refinery. The Paulsboro refinery primarily processes a variety of medium and heavy, sour crude oils but can run light, sweet crude oils as well.

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
Feedstocks and Supply Arrangements. We have a contract with Saudi Aramco pursuant to which we have purchased up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. The crude purchased under this contract is priced off the ASCI.
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
Inventory Intermediation Agreement. On June 26, 2013, we entered into an Inventory Intermediation Agreement with J. Aron to support the operations of the Paulsboro refinery, which commenced upon the termination of the previous product offtake agreement. Pursuant to such Inventory Intermediation Agreement, J. Aron purchases the Products produced and delivered into the refinery’s storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery’s storage tanks. On certain dates subsequent to the inception of the Inventory Intermediation Agreement, we and our subsidiary, PRC, entered into amendments to the amended and restated inventory intermediation agreement (as amended, the “Amended Paulsboro Intermediation Agreement”, and collectively with the Amended Delaware Intermediation Agreement, referred to as the “Inventory Intermediation Agreements”) with J. Aron pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, pricing and an extension of the term. The most recent of these amendments was executed on September 8, 2017 which extended the term to December 31, 2019, which may be further extended by mutual consent of the parties to December 31, 2020. At expiration, we will be required to repurchase the inventories outstanding under the Amended Paulsboro Intermediation Agreement at that time.
Tankage Capacity. The Paulsboro refinery has total storage capacity of approximately 7.5 million barrels. Of the total, approximately 2.1 million barrels are dedicated to crude oil storage with the remaining 5.4 million barrels allocated to finished products, intermediates and other products.
Energy and Other Utilities. Under normal operating conditions, the Paulsboro refinery consumes approximately 40,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Paulsboro refinery is mostly self-sufficient for electrical power through a mix of gas and steam turbine generators. The Paulsboro refinery generation typically supplies about 57 MW of the total 63 MW total refinery load. There are circumstances where available generation is greater than the total refinery load, but the Paulsboro refinery does not typically export power to the utility grid. If necessary, supplemental electrical power is available on a guaranteed basis from the local utility. The Paulsboro refinery is connected to the grid via three separate 69KV aerial feeders and has the ability to run entirely on imported power. Steam is produced in three boilers and a heat recovery steam generator fed by the exhaust from the gas turbine. In addition, there are a number of waste heat boilers and furnace stack economizers throughout the refinery that supplement the steam generation capacity. Backup capability is provided by package boilers. The Paulsboro refinery’s current hydrogen needs are met by the hydrogen supply from the reformer. In addition, the refinery employs a standalone steam methane reformer. This ancillary hydrogen plant is utilized as a back-up source of hydrogen for the refinery’s process units.
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
Feedstocks and Supply Arrangements. We source our crude oil needs for Toledo primarily through short-term and spot market agreements.
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
We have an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement had an initial three-year term, subject to certain early termination rights. In March 2017, the agreement was renewed and extended for a two-year term. We are currently in the process of negotiating a renewal of this agreement. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.
Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.5 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 1.3 million barrels are dedicated to crude oil storage with the remaining 3.2 million barrels allocated to intermediates and products. A portion of storage capacity dedicated to crude oil and finished products was sold to PBFX in conjunction with its acquisition of the Toledo Storage Facility (as defined in “Note 10 - Related Party Transactions” of our Notes to Consolidated Financial Statements) in December 2014.

Energy and Other Utilities. Under normal operating conditions, the Toledo refinery consumes approximately 20,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Toledo refinery purchases its electricity from the PJM grid and has a long-term contract to purchase hydrogen and steam from a local third-party supplier. In addition to the third-party steam supplier, Toledo consumes a portion of the steam that is generated by its various process units.
Chalmette Refinery
Overview. The Chalmette refinery is located on a 400-acre site near New Orleans, Louisiana. It is a dual-train coking refinery and is capable of processing both light and heavy crude oil through its 189,000 bpd crude units and downstream units. Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third-party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. In addition, there is also a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility.
The following table approximates the Chalmette refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	189,000
Fluid Catalytic Cracking Unit	72,000
Hydrotreating Units	186,000
Delayed Coker	29,000
Catalytic Reforming Unit	40,000
Alkylation Unit	15,000
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for Chalmette through connections to the CAM and MOEM pipelines as well as our marine terminal. On November 1, 2015, we entered into a market-based crude supply agreement with Petróleos de Venezuela S.A. (“PDVSA”) that has a ten-year term with a renewal option for an additional five years, subject to certain early termination rights. The pricing for the crude supply is market based and is agreed upon on a quarterly basis by both parties. We have not sourced crude oil under this agreement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms.
Refined Product Yield and Distribution. The Chalmette refinery predominantly produces gasoline and diesel fuels and also manufactures high-value petrochemicals including benzene and xylene. Products produced at the Chalmette refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of our clean products are delivered to customers via pipelines. Our ownership of the Collins Pipeline and T&M Terminal provides Chalmette with strategic access to Southeast and East Coast markets through third-party logistics.
Tankage Capacity. Chalmette has a total tankage capacity of approximately 8.1 million barrels. Of this total, approximately 2.6 million barrels are allocated to crude oil storage with the remaining 5.5 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 30,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen and steam from third-party suppliers.

Coker Project: The Chalmette refinery is currently in the process of restarting its idled 12,000 barrel per day coker unit to increase the refinery’s long-term feedstock flexibility and be positioned to benefit from potential dislocations in the price for heavy and high-sulfur feedstocks. The unit is expected to be in service by the end of 2019 and is expected to increase the refinery’s total coking capacity to approximately 42,000 barrels per day.
Torrance Refinery
Acquisition. On July 1, 2016, we acquired from ExxonMobil and its subsidiary, Mobil Pacific Pipe Line Company, the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”).
Overview. The Torrance refinery is located on 750 acres in Torrance, California. It is a high-conversion crude, delayed-coking refinery. It is capable of processing both heavy and medium crude oil through its crude unit and downstream units. In addition to refining assets, the Torrance Acquisition included a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant logistics asset is a crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction are several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline that supplies jet fuel to the Los Angeles airport.
The following table approximates the Torrance refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	155,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	88,000
Hydrotreating Units	151,000
Hydrocracking Unit	23,000
Alkylation Unit	27,000
Delayed Coker	53,000
Feedstocks and Supply Arrangements. The Torrance refinery primarily processes a variety of medium and heavy crude oils. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. This crude supply agreement has a five-year term with an automatic renewal feature unless either party gives thirty-six months prior written notice. Additionally, we obtain crude and feedstocks from other sources through connections to third-party pipelines as well as ship docks and truck racks.
Refined Product Yield and Distribution. The Torrance refinery predominantly produces gasoline, jet fuel and diesel fuels. Products produced at the Torrance refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of clean products are delivered to customers via pipelines. Concurrently with the acquisition of the refinery on July 1, 2016, we entered into an offtake agreement with ExxonMobil pursuant to which ExxonMobil purchases up to 50% of our gasoline production. This offtake agreement had an initial term of three years and was scheduled to automatically renew for another three-year term unless either party provided six-months written notice of its intent to terminate the agreement. This contract has been terminated and will not be renewed upon expiration on July 1, 2019. On a prospective basis, we will market and sell all of our refined products independently to a variety of customers either on the spot market or through term agreements.

Tankage Capacity. Torrance has a total tankage capacity of approximately 8.6 million barrels. Of this total, approximately 2.1 million barrels are allocated to crude oil storage with the remaining 6.5 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Torrance refinery consumes approximately 45,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Torrance refinery generates some power internally using a combination of steam and gas turbines and purchases any additional needed power from the local utility. The Torrance refinery has a long-term contract to purchase hydrogen from a third-party supplier.
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel, and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2018, 2017 and 2016, gasoline and distillates accounted for 84.8%, 84.1% and 88.1% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. However, we do have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2018, 2017 and 2016, no single customer accounted for 10% or more of our revenues, respectively. As of December 31, 2018 and 2017, no single customer accounted for 10% or more of our total trade accounts receivable.
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
Our complex refinery system and sourcing optionality may position us favorably to benefit from changes in certain market conditions and governmental or industry regulations, such as the pending requirement from the International Maritime Organization (“IMO”) related to the reduction in sulfur content of marine fuels to a maximum of 0.5% effective January 1, 2020. Due to our relative refinery complexity and ample coking capacity, we anticipate being able to favorably capture the benefit from potential product margin uplift associated with an increase in demand for low sulfur fuel or a widening of the discount on high-sulfur feedstocks as a result of the new IMO regulations.
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

Contribution Agreement	Effective Date	Assets Contributed	Total Consideration
Contribution Agreement I	5/8/2014	DCR Rail Terminal and the Toledo Truck Terminal	74,053 PBFX common units and 15,886,553 PBFX subordinated units
Contribution Agreement II	9/16/2014	DCR West Rack	$135.0 million in cash and $15.0 million through the issuance of 589,536 PBFX common units
Contribution Agreement III	12/2/2014	Toledo Storage Facility	$135.0 million in cash and $15.0 million through the issuance of 620,935 PBFX common units
Contribution Agreement IV	5/5/2015	DCR Products Pipeline and Truck Rack	$112.5 million in cash and $30.5 million through the issuance of 1,288,420 PBFX common units
Contribution Agreement V	8/31/2016	Torrance Valley Pipeline	$175.0 million in cash
Contribution Agreement VI	2/15/2017	Paulsboro Natural Gas Pipeline	$11.6 million affiliate promissory note
Contribution Agreements VII-X	7/16/2018	Development Assets	$31.6 million through the issuance of 1,494,134 PBFX common units

Pursuant to Contribution Agreement V on August 31, 2016, we contributed 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”) to PBF LLC. PBFX then acquired 50% of the issued and outstanding limited liability company interests of TVPC. TVPC’s assets consist of the Torrance Valley Pipeline which include the M55, M1 and M70 pipeline systems, including 11 pipeline stations with storage capacity and truck unloading capability at two of the stations.
PBFX Operating Company LP (“PBFX Op Co”), PBFX’s wholly-owned subsidiary, serves as TVPC’s managing member. PBFX, through its ownership of PBFX Op Co, has the sole ability to direct the activities of TVPC that most significantly impact its economic performance. Accordingly, PBFX, and not us, is considered to be the primary beneficiary for accounting purposes and as a result PBFX fully consolidates TVPC. Subsequent to Contribution Agreement V, we record an investment in equity method investee on our consolidated balance sheet for the 50% interest in TVPC that we own. The carrying value of our equity method investment in TVPC was $169.5 million and $171.9 million at December 31, 2018 and 2017, respectively.
Pursuant to Contribution Agreement VI entered into on February 15, 2017, we contributed all of the issued and outstanding limited liability company interests of Paulsboro Natural Gas Pipeline Company LLC (“PNGPC”) to PBF LLC. PBFX Op Co, in turn acquired the limited liability company interests in PNGPC from PBF LLC in connection with Contribution Agreement VI effective February 28, 2017. PNGPC owns and operates an existing interstate natural gas pipeline that serves our Paulsboro refinery (the “Paulsboro Natural Gas Pipeline”), which is subject to regulation by the Federal Energy Regulatory Commission (“FERC”). In connection with the PNGPC contribution agreement, PBFX constructed a new pipeline to replace the existing pipeline, which commenced services in August 2017.
In consideration for the PNGPC limited liability company interests, PBFX delivered to PBF LLC (i) an $11.6 million affiliate promissory note in favor of Paulsboro Refining Company LLC, one of our wholly-owned subsidiaries (the “Promissory Note”), (ii) an expansion rights and right of first refusal agreement in favor of PBF LLC with respect to the new pipeline and (iii) an assignment and assumption agreement with respect to certain outstanding litigation involving PNGPC and the existing pipeline. As a result of the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, we received full payment for the affiliate Promissory Note.
On July 16, 2018, PBFX entered into four contribution agreements with PBF LLC pursuant to which we contributed to PBF LLC certain of its subsidiaries (the “Development Assets Contribution Agreements”). Pursuant to the Development Asset Contribution Agreements, we contributed all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC (“TRLC”), whose assets consist of a loading and unloading rail facility located at the Toledo refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at the Chalmette refinery; Paulsboro Terminaling Company LLC (“PTC”), whose assets consist of a lube oil terminal facility located at the Paulsboro refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC (“DSLC”), whose assets consist of an ethanol storage facility located at the Delaware City refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”) to PBF LLC. PBFX Op Co, in turn acquired the limited liability company interests in the Development Assets from PBF LLC in connection with the Development Assets Contribution Agreements effective July 31, 2018.

Commercial Agreements
PBFX currently derives the majority of its revenue from long-term, fee-based commercial agreements with us, the majority of which include a minimum volume commitment (“MVC”) and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. We believe the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
Refer to “Note 10 - Related Party Transactions” of our Notes to Consolidated Financial Statements for further discussion regarding the commercial agreements with PBFX.
Omnibus Agreement
In addition to the commercial agreements described above, at the closing of the PBFX Offering, PBFX entered into an omnibus agreement, which has been amended and restated in connection with the closing of each of the Contribution Agreements with PBF GP, PBF LLC and us. The omnibus agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees. On July 31, 2018, we entered into the Fifth Amended and Restated Omnibus Agreement (as amended, the “Omnibus Agreement”) in connection with the Development Assets Contribution Agreements, resulting in an increase of the estimated annual fee to $7.0 million.
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
On July 31, 2018, in connection with the Development Assets Contribution Agreements, we entered into the Sixth Amended and Restated Operation and Management Services and Secondment Agreement (as amended, the “Services Agreement”) with PBFX, resulting in an increase of the annual fee to $8.6 million. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30-days’ notice.
Corporate Offices
We currently lease approximately 58,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2022. Functions performed in the Parsippany office include overall corporate management, refinery and HSE management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
We lease approximately 4,000 square feet for our regional corporate office in Long Beach, California. The lease for our Long Beach office expires in 2021. Functions performed in the Long Beach office include overall regional corporate management, planning and strategy, commercial operations, logistics, contract administration, marketing and governmental affairs.

Employees
As of December 31, 2018, we had approximately 3,184 employees, of which 1,596 are covered by collective bargaining agreements. Our hourly employees are covered by collective bargaining agreements through the United Steel Workers (“USW”), the Independent Oil Workers (“IOW”) and the International Brotherhood of Electrical Workers (“IBEW”). We consider our relations with the represented employees to be satisfactory.

Location	Number of employees	Employees covered by collective bargaining agreements	Collective bargaining agreements	Expiration date
Headquarters	379	—	N/A	N/A
Delaware City refinery	559	377	USW	January 2022
Paulsboro refinery	470	291	IOW	March 2022
Toledo refinery	528	331	USW	February 2022
Chalmette refinery	562	264	USW	January 2022
Torrance refinery	578	288	USW, IBEW	January 2022
Torrance logistics	108	45	USW	January 2022 April 2021
Total employees	3,184	1,596
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
In connection with the Paulsboro refinery acquisition, we assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11.0 million recorded as of December 31, 2018 ($10.3 million as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of December 31, 2018 and December 31, 2017, this liability is self-guaranteed by us.
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
In connection with the acquisition of the Chalmette refinery, we obtained $3.9 million in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to

Administrative Order of Consent with the United States Environmental Protection Agency (“EPA”). The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the refinery. At the time we acquired the Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations on or before December 31, 2014. On May 18, 2018 the Order was settled by LDEQ and the Chalmette refinery for an administrative penalty of $741,000, of which $100,000 has been paid in cash and the remainder has been spent on beneficial environmental projects.
The Delaware City refinery appealed a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. The Delaware Department of Natural Resources and Environmental Control (the “DNREC”) determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Coastal Zone Act status decision request was submitted to DNREC and the outstanding appeal was withdrawn as required under the settlement agreement.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The Judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing, ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. DCR is currently evaluating its appeal options.
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
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities totaling $130.8 million as of December 31, 2018 ($136.5 million as of

December 31, 2017), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities in our consolidated balance sheet. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and the logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before our ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
In connection with the acquisition of the Torrance refinery and related logistics assets, we agreed to take responsibility for NOV No. P63405 that ExxonMobil had received from the SCAQMD for Title V deviations that are alleged to have occurred in 2015. On August 14, 2018, we received a letter from SCAQMD offering to settle this NOV for $515,250. We are currently in communication with SCAQMD to resolve this NOV.
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. We are currently in communication with EPA to resolve the RMP preliminary findings. EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. In April 2017, EPA referred the RCRA preliminary findings to DTSC for final resolution. On March 1, 2018, we received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under RCRA with respect to the alleged violations from EPA’s and DTSC’s December 2016 inspection. On March 2, 2018, DTSC issued an order to correct alleged RCRA violations relating to the accumulation of oil bearing materials in roll off bins during 2016 and 2017. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $150,000. The Torrance refinery has complied with these requirements. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these remaining alleged RCRA violations. Other than the $150,000 DTSC administrative penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100,000. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution, but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.

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
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. As of July 1, 2018 most of the Northeastern states require heating oil with 15 PPM or less sulfur (except for Pennsylvania and Maryland - where less than 500 PPM sulfur is required). All of the heating oil we currently produce meet these specifications. The mandate and other requirements do not currently have a material impact on our financial position, results of operations or cash flows.
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
We are required to comply with the Renewable Fuel Standard (“RFS”) implemented by EPA, which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States. In July 2018, EPA issued proposed amendments to the RFS program regulations that would establish annual percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and renewable fuels that would apply to all gasoline and diesel produced in the U.S. or imported in the year 2019. In addition, the separate proposal includes a proposed biomass-based diesel applicable volume for 2020. It is likely that RIN production will continue to be lower than needed forcing obligated parties, such as us, to purchase cellulosic waiver credits or purchase excess RINs from suppliers on the open market.
In addition, on November 26, 2018 EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene was implemented prior to the deadline of January 30, 2018. We are in the process of implementing the requirements of this regulation. The regulation does not have a material impact on our financial position, results of operations or cash flows.
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
We are subject to obligations to purchase RINs. On February 15, 2017, we received a notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations, use of potentially invalid QAP A RINs provided the user with an affirmative defense from civil penalties provided certain conditions are met. We have asserted the affirmative defense and if accepted by EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that EPA will not accept our defense and may assess penalties in these matters but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows.
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
In addition, the nature of our business requires us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other. For example, during the year ended December 31, 2018, we recorded an adjustment to value our inventories to the lower of cost or market which decreased income from operations and net income by $351.3 million, respectively, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $300.5 million at December 31, 2017 to $651.7 million at December 31, 2018.
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
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been less expensive than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City, Paulsboro, Chalmette and Torrance refineries. For our Toledo refinery, aside from recent crude differential volatility, purchased crude prices have historically been slightly above the WTI benchmark, however, such crude slate typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the Dated Brent/WTI or related differentials narrow. A narrowing of the WTI/Dated Brent differential may result in our Toledo refinery losing a portion of its crude oil price advantage over certain of our competitors, which negatively impacts our profitability. In addition, efforts in Canada to control the imbalance between its production and capacity to export crude may continue to result in price volatility and the narrowing of the WTI/WCS differential, which is a proxy for the difference between light U.S. and heavy Canadian crude oil, and may reduce our refining margins and adversely affect our profitability and earnings. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any continued or further narrowing of these differentials could have a material adverse effect on our business and profitability.
Additionally, governmental and regulatory actions, including continued resolutions by the Organization of the Petroleum Exporting Countries to restrict crude oil production levels and executive actions by the current U.S. presidential administration to advance certain energy infrastructure projects such as the Keystone XL pipeline, may continue to impact crude oil prices and crude oil differentials. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business and profitability.
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
Our Toledo, Chalmette and Torrance refineries receive a significant portion of their crude oil through pipelines. These pipelines include the Enbridge system, Capline and Mid-Valley pipelines for supplying crude to our Toledo refinery, the MOEM and CAM pipelines for supplying crude to our Chalmette refinery and the San Joaquin Pipeline, San Ardo and Coastal Pipeline systems for supplying crude to our Torrance refinery. Additionally, our Toledo, Chalmette and Torrance refineries deliver a significant portion of the refined products through pipelines. These pipelines include pipelines such as the Sunoco Logistics Partners L.P. and Buckeye Partners L.P. pipelines at Toledo, the Collins Pipeline at our Chalmette refinery and Jet Pipeline to the Los Angeles International Airport, the Product Pipeline to Vernon and the Product Pipeline to Atwood at our Torrance refinery. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third-party action or casualty or other events.
The Delaware City rail unloading facilities and supporting infrastructure allow our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which may provide significant cost advantages versus traditional Brent-based international crudes in certain market environments. Any disruptions or restrictions to our supply of crude by rail due to problems with third-party logistics infrastructure or operations or as a result of increased regulations, could increase our crude costs and negatively impact our results of operations and cash flows.
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
Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, EPA is taking steps to regulate GHGs under the existing federal Clean Air Act (the “CAA”). EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards (such as AB32 regulations in California). Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In addition, it is currently uncertain how the current presidential administration will address GHG emissions. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.

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
We may enter into commodity derivatives contracts to hedge our crude price risk or crack spread risk with respect to a portion of our expected gasoline and distillate production on a rolling basis or to hedge our exposure to the price of natural gas, which is a significant component of our refinery operating expenses. Consistent with that policy we may hedge some percentage of our future crude and natural gas supply. We may enter into hedging arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term and to protect against volatility in commodity prices. Our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging arrangements, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit our ability to benefit from favorable changes in crude oil, refined product and natural gas prices. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of our actual use of crude oil or natural gas or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

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
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long term capital needs. Our short-term working capital needs are primarily related to financing certain of our crude oil and refined products inventory not covered by our various supply and Inventory Intermediation Agreements. Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to certain of the intermediate and finished products (the “Products”) produced by the Delaware City and Paulsboro refineries (the “Refineries”) and delivered into the tanks at the Refineries (or at other locations outside of the Refineries as agreed upon by both parties). Furthermore, J. Aron agrees to sell the Products back to us as they are discharged out of the Refineries’ tanks (or other locations outside of the Refineries as agreed upon by both parties). We market and sell the finished Products independently to third parties.
If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Termination of our Inventory Intermediation Agreements with J. Aron would require us to finance our refined products inventory covered by the agreements at terms that may not be as favorable. Additionally, we are obligated to repurchase from J. Aron all volumes of products located at the refineries’ storage tanks (or at other locations outside of the refineries as agreed upon by both parties) upon termination of these agreements, which may have a material adverse impact on our working capital and financial condition. Further, if we are not able to market and sell our finished Products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our consolidated balance sheet. Our long-term needs for cash include those to support ongoing capital expenditures for equipment maintenance and upgrades during turnarounds at our refineries and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.
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
In the past, global financial markets and economic conditions have been, and may again be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and generally weak economic conditions. In addition, the fixed income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally, which may be subject to unforeseen disruptions, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
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
At Delaware City, Toledo, Chalmette and Torrance, most hourly employees are covered by a collective bargaining agreement through the USW. The agreements with the USW covering the represented employees at the Delaware City refinery, Chalmette refinery, and Torrance refinery are scheduled to expire in January 2022, the agreement with the USW covering Toledo refinery is scheduled to expire in February 2022 and the agreements with the USW covering certain Torrance Logistics employees are scheduled to expire in April 2021 and January 2022. Similarly, at the Paulsboro refinery, hourly employees are represented by the IOW under a contract scheduled to expire in March 2022 and certain employees at the Torrance refinery are represented by the IBEW under a contract scheduled to expire in January 2022. Future negotiations as our collective agreements expire may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.

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
Economic turmoil in the global financial system or an economic slowdown or recession in the future may have an adverse impact on the refining industry.
Our business and profitability are affected by the overall level of demand for our products, which in turn is affected by factors such as overall levels of economic activity and business and consumer confidence and spending. In the past, declines in global economic activity and consumer and business confidence and spending significantly reduced the level of demand for our products. In addition, macroeconomic trends, such as economic recession, inflation, unemployment and interest rates can affect the level of demand for our products. Reduced demand for our products may have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, downturns in the economy impact the demand for refined fuels and, in turn, result in excess refining capacity. Refining margins are impacted by changes in domestic and global refining capacity, as increases in refining capacity can adversely impact refining margins, earnings and cash flows.
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
Derivatives legislation, including compliance with the Dodd-Frank Act, could have an adverse effect on our business, including our ability to use derivatives contracts to reduce the effect of commodity price, interest rate and other risks associated with our business.
The United States Congress in 2010 passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which, among other things, established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. In connection with the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has established rules to set position limits for certain futures and option contracts, and for swaps that are their economic equivalent, in the major energy markets. The legislation and related regulations require us to comply with margin requirements and with certain clearing and trade-execution requirements if we are in scope and do not otherwise satisfy certain specific exceptions. The legislation and related regulations could significantly increase the cost of regulatory compliance as well as derivatives contracts (including through requirements to post collateral), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter and reduce our ability to monetize or restructure our existing derivatives contracts. If we fail to comply with applicable regulations or the costs of compliance becomes prohibitive, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.
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
We are subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in litigation or other proceedings related to the foregoing. If we were to be held responsible for damages in any such litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at our refineries. Currently, remediation projects for such contamination are underway in accordance with regulatory requirements at our refineries. In connection with the acquisitions of certain of our refineries and logistics assets, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain existing and potential remediation obligations. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our business, financial condition, results of operations and cash flow. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and “Item 1. Business—Environmental, Health and Safety Matters.”
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
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was hacked or otherwise interfered with by an unauthorized access, or was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, cyber-attack, human error, fraud, fire, flood, power loss, telecommunications failure or similar event. We have a formal disaster recovery plan in place, but this plan may not prevent delays or other complications that could arise from an information systems failure.
As the frequency of attempted cyber-attacks has increased in recent years, we have taken several actions to enhance our strategy to address and monitor cyber related risks. We have instituted a cybersecurity team that is dedicated and responsible for the design and execution of our cyber-risk management strategy. However, there can be no assurance that these efforts will be effective to prevent cyber attacks or other interruptions of, or damage to, our key systems, business or operations, or that our business interruption insurance will compensate us adequately for losses that may occur which could materially, adversely affect our business, financial condition, results of operations and cash flows.

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
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued Renewable Fuel Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels increases annually over time until 2022. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs. We incurred approximately $143.9 million in RINs costs during the year ended December 31, 2018 as compared to $293.7 million and $347.5 million during the years ended December 31, 2017 and 2016, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability.
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
Furthermore, the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017 made significant permanent and temporary amendments to the Internal Revenue Code of 1986, including a reduction in corporate income taxes, elimination of the corporate minimum tax, the immediate expensing of certain capital investments, allowing for an indefinite carryforward of tax net operating losses incurred in tax years beginning after December 31, 2017 and fundamentally changing the taxation of multinational entities. Additionally, the TCJA potentially limits the amount of interest expense currently deductible, provides for a transition tax for previously unrepatriated foreign earnings, provides for current taxation of certain foreign income, a minimum tax on low-taxed foreign earnings, and new measures to deter base erosion. Certain of the amendments included in the TCJA and the regulations promulgated thereunder may adversely affect our business, result of operations and financial condition.
Changes in accounting standards issued by the FASB could have a material effect on our consolidated balance sheet, revenue and result of operations, and could require a significant expenditure of time, attention and resources, especially by senior management.
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
Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. Regulation governing shipments of petroleum crude oil by rail requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only, which creates further classification and testing requirements, along with more severe penalties for violations. The DOT issued additional rules and regulations that require rail carriers to provide certain notifications to State agencies along routes utilized by trains over a certain length carrying crude oil, enhance safety training standards under the Rail Safety Improvement Act of 2008, require each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews and establish enhanced tank car standards and operational controls for high-hazard flammable trains. These rules and any further changes in law, regulations or industry standards that require us to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars we use, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to our, or subsequently to third-party, refineries, could increase our costs, which could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to service our indebtedness.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2018, we have total debt of $1,290.9 million, excluding deferred debt issuance costs of $30.5 million, and we could incur an additional $1,080.1 million under our credit facility. We may incur additional indebtedness in the future. Our strategy includes executing future refinery and logistics acquisitions. Any significant acquisition would likely require us to incur additional indebtedness in order to finance all or a portion of such acquisition. The level of our indebtedness has several important consequences for our future operations, including that:

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
Provisions in our indentures could discourage an acquisition of us by a third-party.
Certain provisions of our indentures could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of certain transactions constituting a “change in control” as described in the indentures governing the Senior Notes (as defined below), holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase.
Our future credit ratings could adversely affect the cost of our borrowing as well as our ability to obtain credit in the future.
Our Senior Notes (as defined below) are rated BB by Standard & Poor’s Rating Services and B1 by Moody’s Investors Service. Any adverse effect on our credit rating may increase our cost of borrowing or hinder our ability to raise financing in the capital markets, which would impair our ability to grow our business and make cash distributions to our members.
Risks Related to Our Organizational Structure
Under a tax receivable agreement, PBF Energy is required to pay the pre-IPO owners of PBF LLC for certain realized or assumed tax benefits it may claim arising in connection with its initial public offering and future exchanges of PBF LLC Series A Units for shares of its Class A common stock and related transactions (the “Tax Receivable Agreement”). The indentures governing the Senior Notes allow us, under certain circumstances, to make distributions sufficient for PBF Energy to pay its obligations arising from the Tax Receivable Agreement, and such amounts are expected to be substantial.
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
For example, with respect to On-Going Payments, assuming no material changes in the relevant tax law, and that PBF Energy earns sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that PBF Energy On-Going Payments under the Tax Receivable Agreement relating to exchanges that occurred prior to that date to aggregate $373.5 million and to range over the next five years from approximately $15.0 million to $65.0 million per year and decline thereafter. Further On-Going Payments by PBF Energy in respect of subsequent exchanges of PBF LLC Series A Units would be in addition to these amounts and are expected to be substantial as well. With respect to the Change of Control Payment, assuming that the market value of a share of PBF Energy’s Class A common stock equals $32.67 per share (the closing price on December 31, 2018) and that LIBOR were to be 1.85%, we estimate as of December 31, 2018 that the aggregate amount of these accelerated payments would have been approximately $327.7 million if triggered immediately on such date. Our existing indebtedness may limit our ability to make distributions to PBF LLC, and in turn to PBF Energy to pay these obligations. These provisions may deter a potential sale of us to a third-party and may otherwise make it less likely a third-party would enter into a change of control transaction with PBF Energy or us.
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
We depend on PBFX to receive, handle, store and transfer crude oil, petroleum products and natural gas for us from our operations and sources located throughout the United States and Canada in support of certain of our refineries under long-term, fee-based commercial agreements with us. These commercial agreements have an initial term ranging from one to fifteen years and generally include minimum quarterly commitments and inflation escalators. If we fail to meet the minimum commitments during any calendar quarter, we will be required to make a shortfall payment quarterly to PBFX equal to the volume of the shortfall multiplied by the applicable fee.
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
PBF Energy indirectly owns and controls PBF GP, and appoints all of its officers and directors. All of the executive officers and a majority of the directors of PBF GP are also current or former officers or directors of PBF Energy. These individuals will devote significant time to the business of PBFX. Although the directors and officers of PBF GP have a fiduciary duty to manage PBF GP in a manner that is beneficial to PBF Energy, as directors and officers of PBF GP they also have certain duties to PBFX and its unitholders. Conflicts of interest may arise between PBF Energy and its affiliates, including PBF GP, on the one hand, and PBFX and its unitholders, on the other hand. In resolving these conflicts of interest, PBF GP may favor its own interests and the interests of PBFX over the interests of PBF Energy and its subsidiaries. In certain circumstances, PBF GP may refer any conflicts of interest or potential conflicts of interest between PBFX, on the one hand, and PBF Energy, on the other hand, to its conflicts committee (which must consist entirely of independent directors) for resolution, which conflicts committee must act in the best interests of the public unitholders of PBFX. As a result, PBF GP may manage the business of PBFX in a way that may differ from the best interests of PBF Energy or its stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
See “Item 1. Business”.

ITEM 3. LEGAL PROCEEDINGS
On July 24, 2013, DNREC issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve this assessment in addition to other NOV that have occurred since July 24, 2013 and associated Title V Permit deviations. It is possible that DNREC will assess penalties in relation to these matters but any such amount is not expected to be material to us.
At the time we acquired the Chalmette refinery it was subject to the Order issued by LDEQ covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations on or before December 31, 2014. On May 18, 2018 the Order was settled by LDEQ and the Chalmette refinery for an administrative penalty of $741,000, of which $100,000 has been paid in cash and the remainder has been spent on beneficial environmental projects.
On April 7, 2015, DNREC issued a NOV (W-15-SWD-01) alleging violations of the Delaware City refinery’s NPDES discharge permit during the period between December 12, 2014 through January 4, 2015. On March 5, 2018, a settlement agreement was finalized resolving the alleged violations contained in the April 7, 2015 Notice of Violation, as well as additional alleged violations occurring during the period between January 2014 through January 2018. Pursuant to this settlement agreement, the Delaware City refinery was either going to pay a penalty of $30,000 and fund an approved Environmental Improvement Project (“EIP”) in the amount of $88,000, or pay a penalty in the amount of $118,000. A cost recovery payment of $7,433 will be assessed in either case. The Delaware City refinery has elected to pay the $30,000 penalty and fund the EIP in the amount of $88,000. The Delaware City refinery has paid the penalty and the cost recovery payment and will fund the approved EIP as soon as the project scope is finalized.

The Delaware City refinery appealed a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City refinery has paid the penalty. The Coastal Zone Act status decision request was submitted to DNREC and the outstanding appeal was withdrawn as required under the settlement agreement.

On December 28, 2016, DNREC issued the Ethanol Permit to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Superior Court on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing, ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. DCR is currently evaluating its appeal options.
At the time we acquired the Toledo refinery, EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, EPA issued an Amended NOV, and on September 20, 2013, EPA issued a NOV and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized, the civil administrative penalty is anticipated to be approximately $645,000, including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and logistics assets, including specified incidents and/or NOVs issued by regulatory agencies in various years before our ownership, including the SCAQMD and Cal/OSHA. In connection with the acquisition of the Torrance refinery and related logistics assets, we agreed to take responsibility for NOV No. P63405 that ExxonMobil had received from the SCAQMD for Title V deviations that are alleged to have occurred in 2015. On August 14, 2018, we received a letter from SCAQMD offering to settle this NOV for $515,250. We are currently in communication with SCAQMD to resolve this NOV.

Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a RMP inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. The Company is currently in communication with EPA to resolve the RMP preliminary findings. EPA and DTSC in December 2016 conducted a RCRA inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. In April 2017, EPA referred the RCRA preliminary findings to DTSC for final resolution. On March 1, 2018, we received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under RCRA with respect to the alleged RCRA violations from December 2016 EPA’s and DTSC’s inspection. On March 2, 2018, DTSC issued an order to correct alleged RCRA violations relating to the accumulation of oil bearing materials in roll off bins during 2016 and 2017. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $150,000. The Torrance refinery has complied with these requirements. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these alleged remaining RCRA violations. Other than the $150,000 DTSC administrative penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100,000. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.
On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially several thousand other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any property damages and clean-up costs as a result of an emission of spent catalyst from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release, although the trial court has limited recovery to property damages and clean-up expenses. Plaintiffs seek to recover unspecified damages, interest and costs. In 2016, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning and the trial court rendered judgment awarding damages related to the cost for home cleaning and vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solidarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial and on June 28, 2017, the appellate court unanimously reversed the judgment awarding damages to the plaintiffs, and plaintiffs request for rehearing was later denied. The parties reached a comprehensive settlement of this matter on December 3, 2018, which received final court approval on January 17, 2019. We presently believe this matter will not have a material impact on our financial position, results of operations or cash flows.
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
On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining Company LLC along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. As this matter is in the class certification phase, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the Plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleges numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding Company LLC, PBFX Operating Company LLC, Chalmette Refining, L.L.C., two individual employees of the Chalmette Refinery (“the PBF Defendants”), two entities, PBF Consultants, LLC and PBF Investments, LLC that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while performing clay removal work activities inside a clay treating vessel located at the Chalmette Refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. The PBF Defendants have issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. On September 25, 2018, the PBF Defendants filed an Answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, Plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On December 21, 2018, Plaintiff filed a motion for leave to file a reply memorandum and the reply memorandum was filed December 27, 2018. As this matter was recently filed, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

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
Holders
At December 31, 2018, 100% of our outstanding membership interests were held by PBF LLC. PBF Finance had 100 shares of common stock outstanding, all of which were held by us. None of the membership interests are publicly-traded, and none were issued or sold in 2018.
Dividend and Distribution Policy
We made cash distributions to PBF LLC in the amount of $52.6 million during 2018. PBF LLC used $141.3 million, which included $39.5 million distributed by us, to make cash distributions to its members including PBF Energy.
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
Our ability to pay dividends and make distributions to PBF LLC is, and in the future may be, limited by covenants in our Revolving Credit Facility, our Senior Notes and other debt instruments. Subject to certain exceptions, the Revolving Credit Facility and the indentures governing the Senior Notes prohibit us from making distributions to PBF LLC if certain defaults exist. In addition, both the indentures and the Revolving Credit Facility contain additional restrictions limiting our ability to make distributions to PBF LLC.
Based upon our operating results for the year ended December 31, 2018, we were permitted, under our Revolving Credit Facility, Senior Notes and other debt instruments, to make distributions to PBF LLC so that PBF LLC could make tax distributions to its members and make quarterly distributions to its members in an amount sufficient for PBF Energy to declare and pay a quarterly dividend of $0.30 per share on its Class A common stock. Our ability to comply with the foregoing limitations and restrictions is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. As a result, we cannot assure you that we will be able to continue to make distributions. See “Item 1A. Risk Factors”.

We paid $52.6 million in distributions to PBF LLC during the year ended December 31, 2018. PBF LLC used $39.5 million of this amount to fund a portion of four separate non-tax distributions of $0.30 per unit ($1.20 per unit in total) to its members totaling $141.3 million, of which $139.3 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $139.3 million to pay four separate equivalent cash dividends of $0.30 per share of its Class A common stock on March 14, 2018, May 30, 2018, August 30, 2018 and November 30, 2018.
ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical consolidated financial and other data of PBF Holding. The selected historical consolidated financial data for each of the fiscal years ended as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, have been derived from our audited consolidated financial statements, included in this Annual Report on Form 10-K. The selected historical consolidated financial data as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 have been derived from the audited financial statements of PBF Holding not included in this Annual Report on Form 10-K. As a result of the Chalmette and Torrance acquisitions, the historical consolidated financial results of PBF Holding only include the results of operations for the Chalmette and Torrance refineries from November 1, 2015 and July 1, 2016 forward, respectively.
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

The following tables reflect our financial and operating highlights (amounts in thousands) for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Revenues	$27,164,008	$21,772,478	$15,908,537	$13,123,929	$19,828,155
Cost and expenses:
Cost of products and other	24,744,619	19,095,827	13,765,088	11,611,599	18,514,054
Operating expenses (excluding depreciation and amortization expense as reflected below) (1)	1,654,749	1,626,440	1,390,135	887,651	878,607
Depreciation and amortization expense	329,709	254,271	204,005	181,422	165,413
Cost of sales	26,729,077	20,976,538	15,359,228	12,680,672	19,558,074
General and administrative expenses (excluding depreciation and amortization expense as reflected below) (1) (2)	253,834	197,938	149,510	166,904	140,150
Depreciation and amortization expense	10,634	12,964	5,835	9,688	13,583
Equity income in investee	(17,819)	(14,565)	(5,679)	—	—
(Gain) loss on sale of asset	(43,094)	1,458	11,374	(1,004)	(895)
Total cost and expenses	26,932,632	21,174,333	15,520,268	12,856,260	19,710,912

Income from operations	231,376	598,145	388,269	267,669	117,243

Other income (expense):
Change in fair value of catalyst leases	5,587	(2,247)	1,422	10,184	3,969
Debt extinguishment costs	—	(25,451)	—	—	—
Interest expense, net	(127,129)	(122,628)	(129,536)	(88,194)	(98,001)
Other non-service components of net periodic benefit cost (1)	1,109	(1,402)	(580)	(1,717)	(2,094)
Income before income taxes	110,943	446,417	259,575	187,942	21,117
Income tax expense (benefit)	7,999	(10,783)	23,689	648	—
Net Income	102,944	457,200	235,886	187,294	21,117
Less: net income attributable to noncontrolling interest	44	95	269	274	—
Net income attributable to PBF Holding Company LLC	$102,900	$457,105	$235,617	$187,020	$21,117

Balance sheet data (at end of period) :
Total assets	$7,213,476	$7,506,178	$6,566,897	$5,082,722	$4,013,762
Total debt (3)	1,290,907	1,668,035	1,601,836	1,272,937	750,349
Total equity	3,529,707	3,184,102	2,588,933	1,821,284	1,630,516
Other financial data :
Capital expenditures (4)	$560,341	$642,913	$1,498,191	$979,481	$625,403

(1)
Amounts disclosed include the retrospective adjustments recorded as part of the adoption of ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. As part of the adoption of this ASU in 2018, other non-service components of the net periodic benefit cost are disclosed separately outside of income from operations with retrospective adjustments made to the amounts previously recorded within Operating expenses and General and administrative expenses for all periods presented. Refer to “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements for further details.

(2)
Includes acquisition related expenses consisting primarily of consulting and legal expenses related to completed and other pending and non-consummated acquisitions of $0.5 million, $13.6 million and $5.8 million in 2017, 2016 and 2015, respectively. There were no acquisition related expenses during 2018.

(3)
Total debt, excluding debt issuance costs, includes current maturities, our Note payable and our Delaware Economic Development Authority Loan (which was fully converted to a grant as of December 31, 2016).

(4)
Includes expenditures for acquisitions, construction in progress, property, plant and equipment (including railcar purchases), deferred turnaround costs and other assets, excluding the proceeds from sales of assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of our results of operations and financial condition should be read in conjunction with “Item 1. Business”, “Item 1A. Risk Factors”, “Item 2. Properties”, “Item 6. Selected Financial Data,” and “Item 8. Financial Statements and Supplementary Data,” respectively, included in this Annual Report on Form 10-K.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains certain “forward-looking statements” of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our strategies, objectives, intentions, resources and expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
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
•the effects of competition in our markets;
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
•the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions due to problems at PBFX or with third-party logistics infrastructure or operations, including pipeline, marine and rail transportation;
•the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;
•the impact of the newly enacted federal income tax legislation on our business;
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy and related commitments;
•adverse impact related to regulation by the federal government lifting the restrictions on exporting U.S. crude oil;
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
Executive Summary
We were formed in March 2008 to pursue the acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate five domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, New Orleans, Louisiana and Torrance, California. Our refineries have a combined processing capacity, known as throughput, of approximately 900,000 bpd, and a weighted average Nelson Complexity Index of 12.2. Our five oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into one reportable segment.
Factors Affecting Comparability
Our results over the past three years have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.

Early Return of Railcars
On September 30, 2018, we agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of our railcar fleet based on prevailing market conditions in the crude oil by rail market. Under the terms of the lease amendment, we will pay agreed amounts in lieu of satisfaction of return conditions (the “Early Termination Penalty”) and will pay a reduced rental fee over the remaining term of the lease. Certain of these railcars were idle as of September 30, 2018 and the remaining railcars were taken out of service during the fourth quarter of 2018 and subsequently fully returned to the lessor. As a result, we recognized an expense of $52.3 million for the year ended December 31, 2018 included within Cost of sales consisting of (i) a $40.3 million charge for the Early Termination Penalty and (ii) a $12.0 million charge related to the remaining lease payments associated with the railcars identified within the amended lease, all of which were idled and out of service as of December 31, 2018.
Torrance Land Sale
On August 7, 2018, we closed on a third-party sale of a parcel of real property acquired as part of the Torrance Refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $43.8 million included within (Gain) loss on sale of assets within the Consolidated Statements of Operations.
Revolving Credit Facility
On May 2, 2018, we and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with the Revolving Credit Facility. Among other things, the Revolving Credit Facility increased the maximum commitment available to us from $2.6 billion to $3.4 billion, extended the maturity date to May 2023, and redefined certain components of the Borrowing Base, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), to make more funding available for working capital and other general corporate purposes. In addition, an accordion feature allows for commitments of up to $3.5 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement and further described in “Note 8 - Credit Facility and Debt” of our Notes to Consolidated Financial Statements.
There were no outstanding borrowings on the revolver as of December 31, 2018. At December 31, 2017 and December 31, 2016, there was $350.0 million outstanding under the August 2014 Revolving Credit Agreement, respectively.
Senior Notes
On May 30, 2017, we and PBF Finance issued $725.0 million, in aggregate, principal amount of the 2025 Senior Notes. We used the net proceeds of $711.6 million to fund the cash tender offer (the “Tender Offer”) for any and all of the outstanding 8.25% senior secured notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes that remained outstanding after the completion of the Tender Offer, and for general corporate purposes. As described in “Note 8 - Credit Facility and Debt” of our Notes to Consolidated Financial Statements, upon the satisfaction and discharge of the 2020 Senior Secured Notes in connection with the closing of the Tender Offer and the redemption, the 2023 Senior Notes became unsecured and certain covenants were modified, as provided for in the indenture governing the 2023 Senior Notes and related documents.
PBF Rail Term Loan
On December 22, 2016, PBF Rail Logistics Company LLC (“PBF Rail”) entered into a $35.0 million term loan (the “PBF Rail Term Loan”) with a bank previously party to the Rail Facility. The PBF Rail Term Loan amortizes monthly over its five-year term and bears interest at the one month LIBOR plus the margin as defined in the agreement governing the PBF Rail Term Loan (the “Rail Credit Agreement”). As security for the PBF Rail Term Loan, PBF Rail pledged, among other things, (i) certain Eligible Railcars (ii) the Debt Service Reserve Account (as defined in the Rail Credit Agreement); and (iii) our member interest in PBF Rail. Additionally, the Rail Credit Agreement contains customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars collateralizing the loan are sold, scrapped or otherwise removed from the collateral pool.
The outstanding balance under the PBF Rail Term Loan was $21.6 million and $28.4 million as of December 31, 2018 and December 31, 2017, respectively.
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
The purchase price for the assets was approximately $521.4 million in cash after post-closing purchase price adjustments, plus working capital of $450.6 million. The final purchase price and fair value allocation were completed as of June 30, 2017. The transaction was financed through a combination of cash on hand, including proceeds from certain PBF Energy equity offerings, and borrowings under our August 2014 Revolving Credit Agreement.
Inventory Intermediation Agreements
On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiaries, DCR and PRC, entered into amendments with J. Aron pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, pricing and an extension of the term. The most recent of these was on September 8, 2017 which extends the term of the Inventory Intermediation Agreement relating to DCR and PRC to July 1, 2019 and December 31, 2019, respectively, which terms may be further extended by mutual consent of the parties to July 1, 2020 and December 31, 2020, respectively.
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the Products produced by the Refineries, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Refineries’ tanks. J. Aron has the right to store the Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. We continue to market and sell the Products independently to third parties.
Renewable Fuels Standard
We are subject to obligations to purchase RINs required to comply with the Renewable Fuels Standard. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We incurred approximately $143.9 million in RINs costs during the year ended December 31, 2018 as compared to $293.7 million and $347.5 million during the years ended December 31, 2017 and 2016, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
Crude Oil Acquisition Agreements
We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. In connection with the Chalmette Acquisition we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City and Toledo refineries.

Agreements with PBFX
PBFX is a fee-based, growth-oriented, publicly-traded Delaware MLP formed by our indirect parent company, PBF Energy, to own or lease, operate, develop and acquire crude oil, refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for us in support of our refineries, as well as for third-party customers.
Beginning with the completion of the PBFX Offering, we have entered into a series of agreements with PBFX, including contribution, commercial and operational agreements. Each of these agreements and their impact to our operations is described in “Item 1. Business” and “Note 10 - Related Party Transactions” of our Notes to Consolidated Financial Statements.
A summary of transactions with PBFX is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Reimbursements under affiliate agreements:
Services Agreement	$7,477	$6,626	$5,121
Omnibus Agreement	7,468	6,899	4,805
Total expenses under affiliate agreements	259,426	240,654	175,448
Factors Affecting Operating Results
Overview
Our earnings and cash flows from operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire crude oil and other feedstocks and the price of refined petroleum products ultimately sold depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline, diesel and other refined petroleum products, which, in turn, depend on, among other factors, changes in global and regional economies, weather conditions, global and regional political affairs, production levels, the availability of imports, the marketing of competitive fuels, pipeline capacity, prevailing exchange rates and the extent of government regulation. Our revenue and income from operations fluctuate significantly with movements in industry refined petroleum product prices, our materials cost fluctuate significantly with movements in crude oil prices and our other operating expenses fluctuate with movements in the price of energy to meet the power needs of our refineries. In addition, the effect of changes in crude oil prices on our operating results is influenced by how the prices of refined products adjust to reflect such changes.
Crude oil and other feedstock costs and the prices of refined petroleum products have historically been subject to wide fluctuation. Expansion and upgrading of existing facilities and installation of additional refinery distillation or conversion capacity, price volatility, governmental regulations, international political and economic developments and other factors beyond our control are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction or increase in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for refined petroleum products, such as for gasoline and diesel, during the summer driving season and for home heating oil during the winter.
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
Credit Risk Management
Credit risk refers to the risk that a counterparty will default on its contractual obligations resulting in financial loss to us. Our exposure to credit risk is reflected in the carrying amount of the receivables that are presented in our consolidated balance sheet. To minimize credit risk, all customers are subject to extensive credit verification procedures and extensions of credit above defined thresholds are to be approved by the senior management. Our intention is to trade only with recognized creditworthy third parties. In addition, receivable balances are monitored on an ongoing basis. We also limit the risk of bad debt by obtaining security such as guarantees or letters of credit.
Other Factors
We currently source our crude oil for our refineries on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our Paulsboro and Delaware City refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries. We have not sourced crude oil under our crude supply arrangement with PDVSA since the third quarter of 2017 as PDVSA has suspended deliveries due to our inability to agree to mutually acceptable payment terms.
In the past several years, we expanded and upgraded the existing on-site railroad infrastructure at the Delaware City refinery. Currently, crude oil delivered by rail to this facility is consumed at our Delaware City and Paulsboro refineries. The Delaware City rail unloading facilities, which were sold to PBFX in 2014, allow our East Coast refineries to source WTI-based crude oils from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crude oils. In support of this rail strategy, we have at times entered into agreements to lease or purchase crude railcars. Certain of these railcars were subsequently sold to a third-party, which has leased the railcars back to us for periods of between four and seven years. In subsequent periods we have sold or returned railcars to optimize our railcar portfolio. As discussed in “Note 7 - Accrued expenses” of our Notes to Consolidated Financial Statements, on September 30, 2018, we agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of our railcar fleet based on prevailing market conditions in the crude oil by rail market. Under the terms of the lease amendment, we agreed to pay the Early Termination Penalty and will pay a reduced rental fee over the remaining term of the lease. Our railcar fleet, at times, provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and the Mid-Continent.
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
Delaware City Refinery. The benchmark refining margin for the Delaware City refinery is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ultra-low sulfur diesel (“ULSD”) against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Delaware City refinery has a product slate of approximately 55% gasoline, 32% distillate, 2% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (5% petroleum coke, 3% LPGs, 2% black oil and 1% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Delaware City revenues are generated off NYH-based market prices.
The Delaware City refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Delaware City refinery processes a slate of primarily medium and heavy sour crude oils, which has constituted approximately 55% to 65% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we have the capability to process a significant volume of light, sweet crude oil depending on market conditions. Our total throughput costs have historically priced at a discount to Dated Brent; and

•
as a result of the heavy, sour crude slate processed at Delaware City, we produce lower value products including sulfur, carbon dioxide and petroleum coke. These products are priced at a significant discount to RBOB and ULSD.

Paulsboro Refinery. The benchmark refining margin for the Paulsboro refinery is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of RBOB and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Paulsboro refinery has a product slate of approximately 42% gasoline, 33% distillate and 4% high-value Group I lubricants, with the remaining portion of the product slate comprised of lower-value products (14% black oil, 3% petroleum coke, 2% LPGs and 2% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Paulsboro revenues are generated off NYH-based market prices.
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

•
as a result of the heavy, sour crude slate processed at Paulsboro, we produce lower value products including sulfur and petroleum coke. These products are priced at a significant discount to RBOB and ULSD; and

•	the Paulsboro refinery produces Group I lubricants which carry a premium sales price to RBOB and ULSD.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of conventional blendstock for oxygenate blending (“CBOB”) and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI crude oil and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 55% gasoline, 33% distillate, 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (4% LPGs and 3% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
The Toledo refinery’s realized gross margin on a per barrel basis has historically differed from the WTI (Chicago) 4-3-1 benchmark refining margin due to the following factors:

•	the Toledo refinery processes a slate of domestic sweet and Canadian synthetic crude oil. Historically, Toledo’s blended average crude costs have differed from the market value of WTI crude oil;

•	the Toledo refinery configuration enables it to produce more barrels of product than throughput which generates a pricing benefit; and

•	the Toledo refinery generates a pricing benefit on some of its refined products, primarily its petrochemicals.
Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of Light Louisiana Sweet (“LLS”) crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 50% gasoline and 30% distillate, with the remaining portion of the product slate comprised of lower-value products (10% black oil, 4% petroleum coke, 3% LPGs and 3% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
The Chalmette refinery’s realized gross margin on a per barrel basis has historically differed from the LLS (USGC) 2-1-1 benchmark refining margin due to the following factors:

•
the Chalmette refinery has generally processed a slate of primarily medium and heavy sour crude oils, which has historically constituted approximately 55% to 65% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks; and

•
as a result of the heavy, sour crude slate processed at Chalmette, we produce lower-value products including sulfur and petroleum coke. These products are priced at a significant discount to 87 conventional gasoline and ULSD.

The PRL (pre-treater, reformer, light ends) project was completed in 2017 which has increased high-octane, ultra-low sulfur reformate and chemicals production. The new crude oil tank was also commissioned in 2017 and is allowing additional gasoline and diesel exports, reduced RINs compliance costs and lower crude ship demurrage costs.
Additionally, we are in the process of restarting our idled 12,000 barrel per day coker unit to increase the refinery’s long-term feedstock flexibility and to be better positioned to benefit from potential dislocations in the price for heavy and high-sulfur feedstocks. The unit is expected to be in service by the end of 2019 and will increase the refinery’s total coking capacity to approximately 42,000 barrels per day.
Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of Alaskan North Slope (“ANS”) crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (CARBOB), California Air Resources Board (CARB) diesel and jet fuel and refer to the benchmark as the ANS (WCLA) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 60% gasoline and 26% distillate with the remaining portion of the product slate comprised of lower-value products (9% petroleum coke, 2% LPG, 2% black oil and 1% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
The Torrance refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (WCLA) 4-3-1 benchmark refining margin due to the following factors:

•
the Torrance refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 80% to 90% of total throughput. The Torrance crude slate has the lowest API gravity (typically an American Petroleum Institute (“API”) gravity of less than 20 degrees) of all of our refineries. The remaining throughput consists of other feedstocks and blendstocks; and

•
as a result of the heavy, sour crude slate processed at Torrance, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and diesel.

Results of Operations
The following tables reflect our consolidated financial and operating highlights for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands).

	Year Ended December 31,
	2018	2017	2016
Revenues	$27,164,008	$21,772,478	$15,908,537

Cost and expenses:
Cost of products and other	24,744,619	19,095,827	13,765,088
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,654,749	1,626,440	1,390,135
Depreciation and amortization expense	329,709	254,271	204,005
Cost of sales	26,729,077	20,976,538	15,359,228
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	253,834	197,938	149,510
Depreciation and amortization expense	10,634	12,964	5,835
Equity income in investee	(17,819)	(14,565)	(5,679)
(Gain) loss on sale of assets	(43,094)	1,458	11,374
Total cost and expenses	26,932,632	21,174,333	15,520,268

Income from operations	231,376	598,145	388,269

Other income (expense):
Change in fair value of catalyst leases	5,587	(2,247)	1,422
Debt extinguishment costs	—	(25,451)	—
Interest expense, net	(127,129)	(122,628)	(129,536)
Other non-service components of net periodic benefit cost	1,109	(1,402)	(580)
Income before income taxes	110,943	446,417	259,575
Income tax expense (benefit)	7,999	(10,783)	23,689
Net income	102,944	457,200	235,886
Less: net income attributable to noncontrolling interests	44	95	269
Net income attributable to PBF Holding Company LLC	$102,900	$457,105	$235,617

Consolidated gross margin	$434,931	$795,940	$549,309
Gross refining margin (1)	2,419,389	2,676,651	2,143,449
 ——————————

(1)	See Non-GAAP financial measures below.

Operating Highlights

	Year Ended December 31,
	2018	2017	2016
Key Operating Information
Production (bpd in thousands)	854.5	802.9	734.3
Crude oil and feedstocks throughput (bpd in thousands)	849.7	807.4	727.7
Total crude oil and feedstocks throughput (millions of barrels)	310.0	294.7	266.4
Consolidated gross margin per barrel of throughput	$1.39	$2.70	$2.06
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.09	$8.08	$6.09
Refinery operating expense, per barrel of throughput	$5.34	$5.52	$5.22

Crude and feedstocks (% of total throughput) (2)
Heavy	36%	34%	26%
Medium	30%	30%	37%
Light	21%	21%	25%
Other feedstocks and blends	13%	15%	12%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	50%	50%	50%
Distillates and distillate blendstocks	32%	30%	31%
Lubes	1%	1%	1%
Chemicals	2%	2%	3%
Other	16%	16%	15%
Total yield	101%	99%	100%
_________________
(1) See Non-GAAP Financial measures below.
(2) We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2018	2017	2016
	(dollars per barrel, except as noted)
Dated Brent crude oil	$71.34	$54.18	$43.91
West Texas Intermediate (WTI) crude oil	$65.20	$50.79	$43.34
Light Louisiana Sweet (LLS) crude oil	$70.23	$54.02	$45.03
Alaska North Slope (ANS) crude oil	$71.54	$54.43	$43.67
Crack Spreads
Dated Brent (NYH) 2-1-1	$13.17	$14.74	$13.49
WTI (Chicago) 4-3-1	$14.84	$15.88	$12.38
LLS (Gulf Coast) 2-1-1	$12.30	$13.57	$10.75
ANS (West Coast) 4-3-1	$15.48	$17.43	$16.46
Crude Oil Differentials
Dated Brent (foreign) less WTI	$6.14	$3.39	$0.56
Dated Brent less Maya (heavy, sour)	$8.70	$7.16	$7.36
Dated Brent less WTS (sour)	$13.90	$4.37	$1.42
Dated Brent less ASCI (sour)	$4.64	$3.66	$3.92
WTI less WCS (heavy, sour)	$26.93	$12.24	$12.57
WTI less Bakken (light, sweet)	$2.86	$(0.26)	$1.32
WTI less Syncrude (light, sweet)	$6.84	$(1.74)	$(2.01)
WTI less LLS (light, sweet)	$(5.03)	$(3.23)	$(1.69)
WTI less ANS (light, sweet)	$(6.34)	$(3.63)	$(0.33)
Natural gas (dollars per MMBTU)	$3.07	$3.02	$2.55
2018 Compared to 2017
Overview— Our net income was $102.9 million for the year ended December 31, 2018 compared to $457.2 million for the year ended December 31, 2017.
Our results for the year ended December 31, 2018 were negatively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $351.3 million and the early return of certain leased railcars, resulting in a charge of $52.3 million. These unfavorable impacts were partially offset by a special item related to a gain on the Torrance land sale of $43.8 million. Our results for the year ended December 31, 2017 were positively impacted by an LCM inventory adjustment of approximately $295.5 million, which was partially offset by a special item related to debt extinguishment costs of $25.5 million associated with the early retirement of our 2020 Senior Secured Notes. Excluding the impact of special items, our results for the year ended December 31, 2018 were positively impacted by favorable movements in crude differentials, higher throughput volumes and barrels sold across the majority of our refineries and reduced regulatory compliance costs, offset by lower crack spreads realized at the majority of our refineries, which were favorably impacted in the prior year by the hurricane-related effect on refining margins due to tightening product inventories, specifically distillates. Our results for the year ended December 31, 2018 were negatively impacted by higher general and administrative costs and increased depreciation and amortization expense.
Revenues— Revenues totaled $27.2 billion for the year ended December 31, 2018 compared to $21.8 billion for the year ended December 31, 2017, an increase of approximately $5.4 billion or 24.8%. Revenues per barrel were $77.01 and $64.86 for the years ended December 31, 2018 and 2017, respectively, an increase of 18.7% directly related to higher hydrocarbon commodity prices. For the year ended December 31, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 344,700 bpd, 149,600 bpd, 185,600 bpd and 169,800 bpd, respectively. For the year ended December 31, 2017, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 338,200 bpd, 145,200 bpd, 184,500 bpd and 139,500 bpd, respectively. The throughput rates at our East Coast, Mid-Continent and West Coast refineries were higher in the year ended December 31, 2018 compared to the same period in 2017. Throughput rates at our Gulf Coast refinery were in line with the prior year despite planned downtimes during the first half of 2018. The throughput rates at our East Coast refineries increased due to planned downtime at our Delaware City refinery during 2017, whereas our Mid-Continent refinery ran at modestly higher rates during the year taking advantage of a relatively strong margin environment. The throughput rates at our West Coast refinery increased due to planned downtime in the prior year as part of the first significant turnaround of the refinery under our ownership and improved refinery performance experienced in the current year. For the year ended December 31, 2018, the total refined product barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 372,700 bpd, 161,800 bpd, 233,700 bpd and 198,100 bpd, respectively. For the year ended December 31, 2017, the total refined product barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 363,800 bpd, 160,400 bpd, 227,200 bpd and 168,300 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $434.9 million, or $1.39 per barrel of throughput, for the year ended December 31, 2018, compared to $795.9 million, or $2.70 per barrel of throughput for the year ended December 31, 2017, a decrease of approximately $361.0 million. Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $2,419.4 million, or $7.79 per barrel of throughput, for the year ended December 31, 2018 compared to $2,676.7 million, or $9.08 per barrel of throughput for the year ended December 31, 2017, a decrease of approximately $257.3 million. Gross refining margin excluding special items totaled $2,823.0 million or $9.09 per barrel of throughput, for the year ended December 31, 2018 compared to $2,381.1 million, or $8.08 per barrel of throughput, for the year ended December 31, 2017, an increase of $441.9 million.
Consolidated gross margin and gross refining margin were negatively impacted in the current year by special items. For the year ended December 31, 2018, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $351.3 million resulting from a decrease in crude oil and refined product prices in comparison to the prices at the end of 2017 and a $52.3 million charge resulting from costs associated with the early return of certain leased railcars. The non-cash LCM inventory adjustment increased consolidated gross margin and gross refining margin by approximately $295.5 million in the year ended December 31, 2017. Excluding the impact of special items, consolidated gross margin and gross refining margin increased due to generally favorable movements in crude differentials and higher throughput volumes and barrels sold across all of our refineries.
Additionally, our results continue to be impacted by significant costs to comply with RFS, although at a reduced level from the prior year. Total RFS costs were $143.9 million for the year ended December 31, 2018 in comparison to $293.7 million for the year ended December 31, 2017.
Average industry margins were weaker during the year ended December 31, 2018 in comparison to the prior year, primarily as a result of 2017 being favorably impacted by the hurricane-related effect on refining margins in the second half of the year due to tightening product inventories, specifically distillates. Crude oil differentials were generally favorable in comparison to the prior year, with beneficial differentials experienced across the East Coast and Mid-Continent, partially offset by marginally unfavorable impacts related to our refinery specific crude slate in the Gulf and West Coast.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.17 per barrel, or 10.7% lower, in the year ended December 31, 2018, as compared to $14.74 per barrel in the same period in 2017. Our margins were positively impacted from our refinery specific slate on the East Coast by an improving Dated Brent/WTI differential, which increased $2.75 per barrel in comparison to the prior year and increases in the Dated Brent/Maya and WTI/Bakken differentials, which increased $1.54 per barrel and $3.12 per barrel, respectively, in comparison to the prior year. In addition, the WTI/WCS differential widened significantly to $26.93 per barrel in 2018 compared to $12.24 in 2017 which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $14.84 per barrel, or 6.5% lower, in the year ended December 31, 2018, as compared to $15.88 per barrel in the same period in 2017. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an improving WTI/Bakken differential, which was approximately $2.86 per barrel in the year ended December 31, 2018, as compared to a premium of $0.26 per barrel in the same period in 2017. Additionally, the WTI/Syncrude differential averaged a discount of $6.84 per barrel for the year ended December 31, 2018 as compared to a premium of $1.74 per barrel in the same period in 2017.
In the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $12.30 per barrel, or 9.4% lower, in the year ended December 31, 2018 as compared to $13.57 per barrel in the same period in 2017. Margins in the Gulf Coast were negatively impacted from our refinery specific slate by a declining WTI/LLS differential, which averaged a premium of $5.03 for the year ended December 31, 2018 as compared to an average premium of $3.23 experienced in the prior year.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $15.48 per barrel, or 11.2% lower, in the year ended December 31, 2018 as compared to $17.43 per barrel in the same period in 2017. Margins on the West Coast were negatively impacted from our refinery specific slate by a declining WTI/ANS differential, which averaged a premium of $6.34 for the year ended December 31, 2018 as compared to an average premium of $3.63 experienced in the prior year.

Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,654.7 million, or $5.34 per barrel of throughput, for the year ended December 31, 2018 compared to $1,626.4 million, or $5.52 per barrel of throughput, for the year ended December 31, 2017, an increase of $28.3 million, or 1.7%. The increase in operating expenses overall in comparison to the prior year was mainly attributable to higher energy and utility costs as a result of higher natural gas pricing and overall increased throughput. This increase was slightly offset by a decrease in supplies and materials due to our Torrance refinery experiencing higher costs in 2017 related to its turnaround.
General and Administrative Expenses— General and administrative expenses totaled $253.8 million for the year ended December 31, 2018, compared to $197.9 million for the year ended December 31, 2017, an increase of $55.9 million or 28.2%. The increase in general and administrative expenses for the year ended December 31, 2018 in comparison to the year ended December 31, 2017 primarily related to higher employee-related expenses, including incentive compensation and retirement benefits. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.
(Gain) loss on Sale of Assets— There was a net gain of $43.1 million for the year ended December 31, 2018 mainly attributable to a $43.8 million gain related to the Torrance land sale. There was a loss of $1.5 million for the year ended December 31, 2017 relating to the sale of non-operating refining assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $340.3 million for the year ended December 31, 2018 (including $329.7 million recorded within Cost of sales), compared to $267.2 million for the year ended December 31, 2017 (including $254.3 million recorded within Cost of sales), an increase of $73.1 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed during 2018 and 2017, which included the first significant Torrance refinery turnaround under our ownership.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $5.6 million for the year ended December 31, 2018, compared to a loss of $2.2 million for the year ended December 31, 2017. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to return or repurchase at fair market value on the lease termination dates.
Debt extinguishment costs— Debt extinguishment costs of $25.5 million incurred for the year ended December 31, 2017 relate to nonrecurring charges associated with debt refinancing activity calculated based on the difference between the carrying value of the 2020 Senior Secured Notes on the date that they were reacquired and the amount for which they were reacquired. There were no such costs incurred in the year ended December 31, 2018.
Interest Expense, net— Interest expense totaled $127.1 million for the year ended December 31, 2018, compared to $122.6 million for the year ended December 31, 2017, or an increase of $4.5 million. The slight increase in 2018 was primarily driven by higher borrowing costs. Interest expense includes interest on long-term debt and notes payable, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the years ended December 31, 2018 and 2017, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax expense of $8.0 million was recorded for the year ended December 31, 2018 in comparison to income tax benefit of $10.8 million recorded for the year ended December 31, 2017 primarily attributable to volatility in the results of our taxable subsidiaries.

2017 Compared to 2016
Overview— Our net income was $457.2 million for the year ended December 31, 2017 compared to $235.9 million for the year ended December 31, 2016.
Our results for the year ended December 31, 2017 were positively impacted by a non-cash special item consisting of a LCM inventory adjustment of approximately $295.5 million and a charge related to debt extinguishment costs of $25.5 million related to the retirement of our 2020 Senior Secured Notes. Our results for the year ended December 31, 2016 were positively impacted by a LCM inventory adjustment of approximately $521.3 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented. Excluding the impact of these special items, our results for the year ended December 31, 2017 were positively impacted by higher throughput volumes at the majority of our refineries and higher crack spreads realized at each of our refineries which were impacted by the hurricane-related reduction in refining throughput in the Gulf Coast region and tightening product inventories, specially distillates, in the second half of the year as well as lower costs to comply with the RFS. Notably, we benefited from improved operating performance of our Chalmette and Torrance refineries.
Revenues—Revenues totaled $21.8 billion for the year ended December 31, 2017 compared to $15.9 billion for the year ended December 31, 2016, an increase of approximately $5.9 billion, or 36.9%. Revenues per barrel were $64.86 and $59.72 for the years ended December 31, 2017 and 2016, respectively, an increase of 8.6% directly related to higher hydrocarbon commodity prices. For the year ended December 31, 2017, the total throughput rates in the East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 338,200 bpd, 145,200 bpd, 184,500 bpd and 139,500 bpd, respectively. For the year ended December 31, 2016, the total throughput rates at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 327,000 bpd, 159,100 bpd and 169,300 bpd, respectively. For the period from its acquisition on July 1, 2016 through December 31, 2016, our West Coast refinery’s throughput averaged 143,900 bpd. The throughput rates at our East Coast and Gulf Coast refineries were higher in 2017 compared to 2016. Our West Coast refinery was not acquired until the beginning of the third quarter of 2016. The decrease in throughput rates at our West Coast refinery in 2017 compared to 2016 is primarily due to planned downtime at our Torrance refinery for its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. However, our West Coast refinery throughput averaged 164,000 bpd for the last six months of the year upon completion of the turnaround. For the year ended December 31, 2017, the total refined product barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 363,800 bpd, 160,400 bpd, 227,200 bpd and 168,300 bpd, respectively. For the year ended December 31, 2016, the total refined product barrels sold at our East Coast, Mid-Continent and Gulf Coast refineries averaged approximately 364,100 bpd, 171,800 bpd and 206,400 bpd, respectively. For the period from its acquisition on July 1, 2016 through December 31, 2016, the total refined product barrels sold at our West Coast refinery averaged 179,200 bpd. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $795.9 million, or $2.70 per barrel of throughput, for the year ended December 31, 2017, compared to $549.3 million, or $2.06 per barrel of throughput, for the year ended December 31, 2016, an increase of $246.6 million. Gross refining margin (as defined below in Non-GAAP Financial Measures) totaled $2,676.7 million, or $9.08 per barrel of throughput, ($2,381.1 million or $8.08 per barrel of throughput excluding the impact of special items) for the year ended December 31, 2017 compared to $2,143.4 million, or $8.05 per barrel of throughput ($1,622.1 million, or $6.09 per barrel of throughput excluding the impact of special items) for the year ended December 31, 2016, an increase of approximately $533.2 million or an increase of approximately of $759.0 million excluding special items.
Consolidated gross margin and gross refining margin increased due to improved crack spreads across each of our refineries, reduced costs to comply with the RFS and positive margin contributions from our Torrance refinery following its first significant turnaround under our ownership, which was completed early in the third quarter of 2017. Costs to comply with our obligation under the RFS totaled $255.2 million for the year ended December 31, 2017 (excluding our West Coast refinery, whose cost to comply with RFS totaled $38.5 million for the year ended December 31, 2017) compared to $325.3 million for the year ended December 31, 2016 (excluding our West Coast refinery, whose costs to comply with RFS totaled $22.2 million for the year ended December 31, 2016). In addition, gross margin and gross refining margin were positively impacted by a non-cash LCM inventory adjustment of approximately $295.5 million on a net basis resulting from an increase in crude oil and refined product prices in comparison to the prices at the end of 2016. The non-cash LCM inventory adjustment increased consolidated gross margin and gross refining margin by approximately $521.3 million in the year ended December 31, 2016.

Average industry refining margins in the Mid-Continent were stronger during the year ended December 31, 2017, as compared to the same period in 2016. The WTI (Chicago) 4-3-1 industry crack spread was $15.88 per barrel or 28.3% higher, in the year ended December 31, 2017, as compared to $12.38 per barrel in the same period in 2016. Our margins were unfavorably impacted by our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Bakken differential partially offset by an improving WTI/Syncrude differential, which averaged a premium of $1.74 per barrel for the year ended December 31, 2017 as compared to a premium of $2.01 per barrel in the same period in 2016.
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
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,626.4 million, or $5.52 per barrel of throughput, for the year ended December 31, 2017 compared to $1,390.1 million, or $5.22 per barrel of throughput, for the year ended December 31, 2016, an increase of $236.3 million, or 17.0%. The increase in operating expenses was mainly attributable to the operating expenses associated with our Torrance refinery and related logistics assets, which were included in our results for the year ended December 31, 2017 as compared with only six months of 2016. For the year ended December 31, 2017 the Torrance refinery and related logistics assets incurred operating expenses of approximately $475.9 million in comparison to $250.5 million for the period from its acquisition on July 1, 2016 to December 31, 2016. Total operating expenses at our refineries, excluding our Torrance refinery, increased slightly for the year ended December 31, 2017, primarily due to higher energy costs and maintenance costs. The increase in energy costs was mainly due to higher natural gas prices while the increase in maintenance costs was mainly due to timing of repairs.
General and Administrative Expenses—General and administrative expenses totaled $197.9 million for the year ended December 31, 2017, compared to $149.5 million for the year ended December 31, 2017, an increase of $48.4 million or 32.4%. The increase in general and administrative expenses primarily relates to increased employee related expenses of $58.2 million driven by higher incentive compensation costs in the year ended December 31, 2017 as compared to the same period in 2016, attributable to higher average employee headcount and better operating performance. These increases were partially offset by lower costs associated with acquisition and integration related activities which were approximately $8.6 million lower in the year ended December 31, 2017 as compared to the same period in 2016. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries and related logistical assets.
Loss (gain) on Sale of Assets—There was a loss of $1.5 million on the sale of assets for the year ended December 31, 2017 relating to the sale of non-refining assets. There was a loss of $11.4 million for the year ended December 31, 2016 related to the sale of non- operating refining assets.
Depreciation and Amortization Expense—Depreciation and amortization expense totaled $267.2 million for the year ended December 31, 2017 ( including $254.3 million recorded within Cost of sales), compared to $209.8 million for the year ended December 31, 2016 ( including $204.0 million recorded within Cost of sales), an increase of $57.4 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Torrance Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since 2017 and 2016.

Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $2.2 million for the year ended December 31, 2017, compared to a gain of $1.4 million for the year ended December 31, 2016. This gain relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to return or repurchase at fair market value on the lease termination dates.
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
Interest Expense, net— Interest expense totaled $122.6 million for the year ended December 31, 2017, compared to $129.5 million for the year ended December 31, 2016, a decrease of $6.9 million. This net decrease is attributable to lower interest expense on a portion of our senior notes that were refinanced in May 2017 (see “Note 8 - Credit Facility and Debt” of our Notes to Consolidated Financial Statements, for additional details) and lower interest costs related to the affiliate notes payable partially offset by higher average borrowings under our Revolving Credit Facility. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes our consolidated financial statements generally do not include a benefit or expense for income taxes for the years ended December 31, 2017 and 2016 respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $10.8 million was recorded for the year ended December 31, 2017 in comparison to income tax expense of $23.7 million recorded for the year ended December 31, 2016. Income tax expense for the year ended December 31, 2016 included a charge of $30.7 million related to a correction of prior periods.
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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items presented for the year ended December 31, 2018 relate to an LCM inventory adjustment, gain on the sale of assets related to the Torrance land sale and charges associated with the early return of certain leased railcars. Special items for the year ended December 31, 2017 relate to an LCM inventory adjustment and debt extinguishment costs. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as consolidated gross margin excluding depreciation and operating expense related to the refineries. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in thousands, except per barrel amounts):

	Year Ended December 31,
	2018		2017		2016
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$27,164,008	$87.60	$21,772,478	$73.88	$15,908,537	$59.72
Less: Cost of Sales	26,729,077	86.21	20,976,538	71.18	15,359,228	57.66
Consolidated gross margin	$434,931	$1.39	$795,940	$2.70	$549,309	$2.06
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$434,931	$1.39	$795,940	$2.70	$549,309	$2.06
Add: Refinery operating expense	1,654,749	5.34	1,626,440	5.52	1,390,135	5.22
Add: Refinery depreciation expense	329,709	1.06	254,271	0.86	$204,005	0.77
Gross refining margin	$2,419,389	$7.79	$2,676,651	$9.08	$2,143,449	$8.05
Special items: (1)
Add: Non-cash LCM inventory adjustment	351,278	1.13	(295,532)	(1.00)	(521,348)	(1.96)
Add: Early railcar return expense	52,313	0.17	—	—	—	—
Gross refining margin excluding special items	$2,822,980	$9.09	$2,381,119	$8.08	$1,622,101	$6.09
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
The following tables reconcile net income as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Reconciliation of Net income to EBITDA and EBITDA excluding special items:
Net income	$102,944	$457,200	$235,886
Add: Depreciation and amortization expense	340,343	267,235	209,840
Add: Interest expense, net	127,129	122,628	129,536
Add: Income tax expense (benefit)	7,999	(10,783)	23,689
EBITDA	$578,415	$836,280	$598,951
Special Items: (1)
Add: Non-cash LCM inventory adjustment	351,278	(295,532)	(521,348)
Add: Debt extinguishment costs	—	25,451	—
Add: Gain on Torrance land sale	(43,761)	—	—
Add: Early railcar return expense	52,313	—	—
EBITDA excluding special items	$938,245	$566,199	$77,603

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$578,415	$836,280	$598,951
Add: Stock based compensation	20,212	21,503	18,296
Add: Non-cash change in fair value of catalyst leases	(5,587)	2,247	(1,422)
Add: Non-cash LCM inventory adjustment (1)	351,278	(295,532)	(521,348)
Add: Debt extinguishment costs (1)	—	25,451	—
Adjusted EBITDA	$944,318	$589,949	$94,477

——————————
See Notes to Non-GAAP Financial Measures.

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:

(1)	Special items:
LCM inventory adjustment - LCM is a GAAP requirement related to inventory valuation that mandates inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. The net impact of these LCM inventory adjustments are included in income from operations, but are excluded from the operating results presented in the table below in order to make such information comparable between periods.
The following table includes the lower of cost or market inventory reserve as of each date presented (in thousands):

	2018	2017	2016
January 1,	$300,456	$595,988	$1,117,336
December 31,	651,734	300,456	595,988

The following table includes the corresponding impact of changes in the LCM inventory reserve on both income from operations and net income for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net LCM inventory adjustment (charge) benefit in both income from operations and net income	$(351,278)	$295,532	$521,348
Gain on Torrance land sale - During the year ended December 31, 2018 we recorded a gain on the sale of a parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The gain increased income from operations and net income by $43.8 million. There was no such gain in the years ended December 31, 2017 and December 31, 2016.

Early Return of Railcars - During the year ended December 31, 2018 we recognized certain expenses within Cost of sales associated with the voluntary early return of certain leased railcars. These charges decreased income from operations and net income by $52.3 million. There were no such expenses in the years ended December 31, 2017 and December 31, 2016.

Debt Extinguishment Costs - During the year ended December 31, 2017, we recorded debt extinguishment costs of $25.5 million related to the redemption of the 2020 Senior Secured Notes. There were no such costs in the years ended December 31, 2018 and December 31, 2016.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital needs, distribution payments and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flows from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of December 31, 2018 with all of the covenants, including financial covenants, in all of our debt agreements.

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $695.0 million for the year ended December 31, 2018 compared to net cash provided by operating activities of $471.1 million for the year ended December 31, 2017. Our operating cash flows for the year ended December 31, 2018 included our net income of $102.9 million, depreciation and amortization of $346.7 million, a non-cash charge of $351.3 million relating to an LCM inventory adjustment, pension and other post-retirement benefits costs of $47.4 million, stock-based compensation of $20.2 million, deferred income taxes of $7.2 million and distributions from our equity method investment in TVPC of $17.8 million, partially offset by a gain on sale of assets of $43.1 million, the change in the fair value of our inventory repurchase obligations of $31.8 million, income from our equity method investment in TVPC of $17.8 million and changes in the fair value of our catalyst leases of $5.6 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $100.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the year ended December 31, 2017 included our net income of $457.2 million, depreciation and amortization of $274.7 million, pension and other post-retirement benefits costs of $42.2 million, debt extinguishment costs of $25.5 million, equity-based compensation of $21.5 million, change in the fair value of our inventory repurchase obligations of $13.8 million, $5.7 million of net distributions received in excess of income from our equity method investment in TVPC, changes in the fair value of our catalyst leases of $2.2 million and loss on sale of assets of $1.5 million, partially offset by non-cash benefit of $295.5 million relating to an LCM inventory adjustment and deferred income taxes of $12.5 million. In addition, net changes in operating assets and liabilities reflected of cash of $65.1 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Net cash provided by operating activities was $471.1 million for the year ended December 31, 2017 compared to net cash provided by operating activities of $551.6 million for the year ended December 31, 2016. Our operating cash flows for the year ended December 31, 2016 included our net income of $235.9 million, depreciation and amortization of $218.9 million, change in the fair value of our inventory repurchase obligations of $29.5 million, pension and other post-retirement benefits costs of $38.0 million, deferred income taxes of $19.8 million, equity-based compensation of $18.3 million, a loss on sale of assets of $11.4 million, partially offset by net non-cash benefit relating to an LCM inventory adjustment of $521.3 million, equity income from our investment in TVPC of $5.7 million and changes in the fair value of our catalyst leases of $1.4 million. In addition, net changes in operating assets and liabilities reflected sources of cash of approximately $508.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $509.6 million for the year ended December 31, 2018 compared to net cash used in investing activities of $641.6 million for the year ended December 31, 2017. The net cash flows used in investing activities for the year ended December 31, 2018 was comprised of capital expenditures totaling $277.3 million, expenditures for turnarounds of $266.0 million, and expenditures for other assets of $17.1 million, partially offset by proceeds of $48.3 million related to the Torrance land sale and a $2.4 million return of capital from our equity method investment in TVPC. The net cash flows used in investing activities for the year ended December 31, 2017 was comprised of capital expenditures totaling $232.7 million, expenditures for turnarounds of $379.1 million, and expenditures for other assets of $31.1 million, partially offset by a $1.3 million return of capital from our equity method investment in TVPC.
Net cash used in investing activities was $641.6 million for the year ended December 31, 2017 compared to $1,473.5 million for the year ended December 31, 2016. The net cash used in investing activities for the year ended December 31, 2016 was comprised of cash outflows of $971.9 million used to fund the Torrance Acquisition, capital expenditures totaling $282.4 million, expenditures for turnarounds of $198.7 million, expenditures for other assets of $42.5 million and the final working capital settlement related to the acquisition of the Chalmette refinery of $2.7 million, partially offset by $24.7 million in proceeds from the sale of assets.
Cash Flows from Financing Activities
Net cash used in financing activities was $149.8 million for the year ended December 31, 2018 compared to net cash provided by financial activities of $70.0 million for the year ended December 31, 2017. For the year ended December 31, 2018, net cash used in financing activities consisted primarily of net repayments of our Revolving Credit Facility of $350.0 million, distributions to members of $52.6 million, principal amortization payments of the PBF Rail Term Loan of $6.8 million, repayments of our note payable of $5.6 million, settlements of precious metal catalyst leases of $9.1 million and deferred financing costs and other of $12.7 million, partially offset by a contribution from our parent of $287.0 million. For the year ended December 31, 2017, net cash provided by financing activities consisted primarily of a contribution from our parent of $97.0 million, payments received from affiliate notes receivable of $11.6 million, settlements of precious metal catalyst leases of $10.8 million and cash proceeds of $21.4 million from the issuance of the 2025 Senior Notes net of cash paid to redeem the 2020 Senior Secured Notes, partially offset by distributions to members of $61.1 million, distributions to T&M and Collins shareholders of $1.8 million, payments of principal under the PBF Rail Term Loan of $6.6 million and repayments of our note payable of $1.2 million. Additionally, during the year ended December 31, 2017, we borrowed and repaid $490.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the year ended December 31, 2017.
Net cash provided by financing activities was $70.0 million for the year ended December 31, 2017 compared to net cash provided by financing activities of $633.8 million for the year ended December 31, 2016. For the year ended December 31, 2016, net cash provided by financing activities consisted primarily of net proceeds from the Revolving Credit Facility of $350.0 million, a contribution from our parent of $450.3 million, proceeds from the PBF Rail Term Loan of $35.0 million and settlements of precious metal catalyst leases of $15.6 million, partially offset by distribution to members of $139.4 million, repayments of the Rail Facility of $67.5 million and net repayments of the affiliate notes payable of $10.1 million.
Capitalization
Our capital structure was comprised of the following as of December 31, 2018 (in millions):

December 31, 2018
Debt, including current maturities:
2025 Senior Notes	$725.0
2023 Senior Notes	500.0
PBF Rail Term Loan	21.6
Catalyst leases	44.3
Total debt	1,290.9
Unamortized deferred financing costs	(30.5)
Total debt, net of unamortized deferred financing costs	1,260.4
Total Equity	3,529.7
Total Capitalization (1)	$4,790.1
Total Debt to Capitalization Ratio	26%
____________________________

(1) Total Capitalization refers to the sum of debt plus total equity.
At December 31, 2017 our total debt to capitalization ratio was 34%.
2018 Debt Transactions
On May 2, 2018, we and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced the August 2014 Revolving Credit Agreement with the Revolving Credit Facility. Among other things, the Revolving Credit Facility increased the maximum commitment available to us from $2.6 billion to $3.4 billion, extended the maturity date to May 2023, and redefined certain components of the Borrowing Base (as defined in the Revolving Credit Agreement) to make more funding available for working capital and other general corporate purposes. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the Revolving Credit Agreement and further described in “Note 8 - Credit Facility and Debt” of our Notes to Consolidated Financial Statements. In addition, an accordion feature allows for commitments of up to $3.5 billion. The LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25%.
The Revolving Credit Agreement contains customary covenants and restrictions on our activities, including, but not limited to, limitations on the incurrence of additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers and acquisitions, prepayment of other debt, distributions, dividends and the repurchase of capital stock, transactions with affiliates and our ability to change the nature of our business or our fiscal year; all as defined in the Revolving Credit Agreement.

In addition, the Revolving Credit Agreement has a financial covenant which requires that if at any time Excess Availability (as defined in the Revolving Credit Agreement) is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100.0 million, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100.0 million for a period of 12 or more consecutive days, we will not permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Revolving Credit Agreement) and determined as of the last day of the most recently completed quarter, to be less than 1.0 to 1.0. Previously the requirement was 1.1 to 1.0.
Our obligations under the Revolving Credit Facility are (a) guaranteed by each of our domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the Revolving Credit Agreement) and (b) secured by a lien on (i) PBF LLC’s equity interest in us and (ii) certain of our assets and those of our subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the definition of collateral), all accounts receivable, all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
Revolving Credit Facility Overview
Our primary sources of liquidity are cash flows from operations with additional sources available under borrowing capacity from our revolving line of credit. As of December 31, 2018, we had $561.7 million of cash and cash equivalents and no outstanding balance under our Revolving Credit Facility. We believe available capital resources will be adequate to meet our capital expenditure, working capital and debt service requirements. We had available capacity under our revolving credit facility as follows at December 31, 2018 (in millions):

	Total Commitment	Amount Borrowed as of December 31, 2018	Outstanding Letters of Credit	Available Capacity	Expiration date
Revolving Credit Facility (a)	$3,400.0	$—	$400.7	$1,080.1	May 2023

(a)
The amount available for borrowings and letters of credit under the Revolving Credit Facility is calculated according to a “borrowing base” formula based on (i) 90% of the book value of Eligible Accounts with respect to investment grade obligors plus (ii) 85% of the book value of Eligible Accounts with respect to non-investment grade obligors plus (iii) 80% of the cost of Eligible Hydrocarbon Inventory plus (iv) 100% of Cash and Cash Equivalents in deposit accounts subject to a control agreement, in each case as defined in the Revolving Credit Agreement. The borrowing base is subject to customary reserves and eligibility criteria and in any event cannot exceed $3.400 billion.

Additional Information on Indebtedness
Our debt, including our revolving credit facility, term loan and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. For further discussion of our indebtedness and these covenants and restrictions, see “Note 8 - Credit Facility and Debt” of our Notes to Consolidated Financial Statements.
We are in compliance with our covenants as of December 31, 2018.
Cash Balances
As of December 31, 2018, our cash and cash equivalents totaled $561.7 million.
Liquidity
As of December 31, 2018, our total liquidity was approximately $1,641.8 million, compared to total liquidity of approximately $1,395.2 million as of December 31, 2017. Our total liquidity is equal to the amount of excess availability under the Revolving Credit Facility, which includes our cash balance at December 31, 2018.
Working Capital
Working capital at December 31, 2018 was approximately $1,069.1 million, consisting of $3,200.9 million in total current assets and $2,131.8 million in total current liabilities. Working capital at December 31, 2017 was $1,310.3 million, consisting of $3,749.0 million in total current assets and $2,438.7 million in total current liabilities. Working capital has decreased during the year ended December 31, 2018 primarily as a result of capital expenditures, including turnaround costs, partially offset by positive earnings and proceeds from the Torrance land sale.

Crude and Feedstock Supply Agreements
Certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit and arrange for shipment. We pay for the crude when invoiced, at which time the letters of credit are lifted. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. In connection with the Chalmette Acquisition we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City and Toledo refineries.
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
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the Products produced by the Refineries, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Refineries’ tanks. J. Aron has the right to store the Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. We continue to market and sell independently to third parties.
At December 31, 2018, the LIFO value of intermediates and finished products owned by J. Aron included within Inventory on our consolidated balance sheet was $334.7 million. We accrue a corresponding liability for such intermediates and finished products.
Capital Spending
Capital spending was $560.3 million for the year ended December 31, 2018, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately $625.0 million to $675.0 million in net capital expenditures during 2019 for facility improvements and refinery maintenance and turnarounds, the majority of which is expected to be incurred during the first six months of 2019. Significant capital spending plans for 2019 include turnarounds of the coker at our Torrance refinery, the coker at our Delaware City refinery and the crude unit at our Paulsboro refinery, as well as expenditures to meet environmental and regulatory requirements. Capital spending plans also include strategic capital expenditures for the restart of the idled Chalmette refinery coker and the Delaware City refinery hydrogen plant.

Contractual Obligations and Commitments
The following table summarizes our material contractual payment obligations as of December 31, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (a)	$1,290,907	$31,368	$34,539	$500,000	$725,000
Interest payments on debt facilities (a)	517,792	88,431	175,392	175,125	78,844
Operating Leases (b)	1,244,168	253,215	363,206	261,120	366,627
Purchase obligations (c):
Crude and Feedstock Supply and Inventory Intermediation Agreements	4,980,498	2,374,498	2,579,756	26,244	—
Other Supply and Capacity Agreements	690,102	189,821	146,467	97,030	256,784
Minimum volume commitments with PBFX (d)	416,959	106,443	213,965	49,976	46,575
Construction obligations	89,526	89,526	—	—	—
Environmental obligations (e)	148,493	6,425	23,204	22,360	96,504
Pension and post-retirement obligations (f)	237,393	12,241	25,659	25,004	174,489
Total contractual cash obligations	$9,615,838	$3,151,968	$3,562,188	$1,156,859	$1,744,823

(a) Long-term Debt and Interest Payments on Debt Facilities
Long-term obligations represent (i) the repayment of the outstanding borrowings under the Revolving Credit Facility; (ii) the repayment of indebtedness incurred in connection with the Senior Notes; (iii) the repayment of our catalyst lease obligations on their maturity dates; and (iv) the repayment of outstanding amounts under the PBF Rail Term Loan.
Interest payments on debt facilities include cash interest payments on the Senior Notes, catalyst lease obligations, PBF Rail Term Loan, plus cash payments for the commitment fee on the unused portion on our Revolving Credit Facility and letter of credit fees on the letters of credit outstanding at December 31, 2018. With the exception of our catalyst leases and PBF Rail Term Loan, we have no long-term debt maturing before 2023 as of December 31, 2018.
On May 2, 2018, we and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our August 2014 Revolving Credit Agreement with the Revolving Credit Facility. Among other things, the Revolving Credit Facility increased the maximum commitment available to us from $2.6 billion to $3.4 billion, extended the maturity date to May 2023, and redefined certain components of the Borrowing Base (as defined in the Revolving Credit Agreement) to make more funding available for working capital needs and other general corporate purposes.
(b) Operating Leases
We enter into operating leases in the normal course of business, some of these leases provide us with the option to renew the lease or purchase the leased item. Future operating lease obligations would change if we chose to exercise renewal options and if we enter into additional operating lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations, including leases with affiliates. The variable component could be significant. As described in “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, we adopted new guidance on leases effective January 1, 2019 which will bring substantially all leases with initial terms of over twelve months onto our consolidated balance sheet. Our operating lease obligations are further explained in “Note 11 - Commitments and Contingencies” of our Notes to Consolidated Financial Statements.
Included within our operating leases section of the contractual obligations and commitments are our obligations related to our leased railcar fleet. In support of our rail strategy, we have at times entered into agreements to lease or purchase crude railcars. Certain of these railcars were subsequently sold to third parties, which have leased the railcars back to us for periods of between four and seven years. As discussed in “Note 7 - Accrued expenses” of our notes to Consolidated Financial Statements, on September 30, 2018, we agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of our railcar fleet based on prevailing market conditions in the crude oil by rail market. Under the terms of the lease amendment, we agreed to pay the Early Termination Penalty and will pay a reduced rental fee over the remaining term of the lease totaling $52.3 million. As of December 31, 2018, $30.4 million of our total $52.3 million charge has not yet been paid and is included within the table above.

Additionally, we enter into contractual obligations with third parties for the right to use property for locating pipelines and accessing certain of our assets (also referred to as land easements) in the normal course of business. Our obligations regarding such land easements are included within Operating Leases in the table above. As described in “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, we elected the practical expedient to not evaluate land easements for lease consideration under the new lease guidance adopted on January 1, 2019.
(c) Purchase Obligations
We have obligations to repurchase certain intermediates and refined products under separate inventory intermediation agreements with J. Aron as further explained in “Note 2 - Summary of Significant Accounting Policies”, “Note 4 - Inventories” and “Note 7 - Accrued expenses” of our Notes to Consolidated Financial Statements. Additionally, purchase obligations under “Crude and Feedstock Supply and Inventory Intermediation Agreements” include commitments to purchase crude oil from certain counterparties under supply agreements entered into to ensure adequate supplies of crude oil for our refineries. These obligations are based on aggregate minimum volume commitments at 2018 year end market prices.
Payments under “Other Supply and Capacity Agreements” include contracts for the transportation of crude oil and supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to facilitate crude oil deliveries and to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2018.
(d) Minimum Volume Commitments with PBFX
We have minimum obligations under our commercial agreements entered into with PBFX. Refer to “Note 10 - Related Party Transactions” of our Notes to the Consolidated Financial Statements for a detailed explanation of each of these agreements.
Included in the table above are our obligations related to the minimum volume commitments required under these commercial agreements that were determined to not be leases under GAAP. Any incremental volumes above any minimum throughput under these agreements would increase our obligations. Our obligation with respect to certain crude oil and refined product storage agreements is based on the estimated shell capacity of the storage tanks to be utilized.
(e) Environmental Obligations
In connection with certain of our refinery acquisitions, we have assumed certain environmental remediation obligations to address matters that were outstanding at the time of such acquisitions. In addition, in connection with most of these acquisitions, we have purchased environmental insurance policies to insure against unknown environmental liabilities at each site. The obligations in the table above reflect our best estimate in cost and tenure to remediate our outstanding obligations and are further discussed in “Note 11 - Commitments and Contingencies” of our Notes to Consolidated Financial Statements.
(f) Pension and Post-retirement Obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained in “Note 14 - Employee Benefit Plans” of our Notes to Consolidated Financial Statements.
Tax Receivable Agreement Obligations
The Contractual Obligations and Commitments Table above does not include tax distributions or other distributions that we expect to make on account of PBF Energy’s obligations under the Tax Receivable Agreement. Refer to “Note 11 - Commitments and Contingencies” of our Notes to Consolidated Financial Statements for further details.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2018, other than outstanding letters of credit of approximately $400.7 million and operating leases. As described in “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, we adopted new guidance on leases effective January 1, 2019, which will require us to record substantially all leases with initial terms of over twelve months onto our consolidated balance sheet.

Critical Accounting Policies
The following summary provides further information about our critical accounting policies that involve critical accounting estimates and should be read in conjunction with “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements within “Item 8. Financial Statements and Supplementary Data.” The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Unless otherwise noted, estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates is not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.
Inventories
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2018 and 2017, market values had fallen below historical LIFO inventory costs and, as a result, we recorded lower of cost or market inventory valuation reserves of $651.7 million and $300.5 million, respectively. The lower of cost or market inventory valuation reserve, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the lower of cost or market inventory valuation reserve be increased.
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
All derivative instruments that are not designated as normal purchases or sales are recorded in our consolidated balance sheet as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized in income. Contracts qualifying for the normal purchases and sales exemption are accounted for upon settlement. We elect fair value hedge accounting for certain derivatives associated with our inventory repurchase obligations.

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
Recent Accounting Pronouncements
Refer to “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, for Recently Issued Accounting Pronouncements.

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
At December 31, 2018 and 2017, we had gross open commodity derivative contracts representing 7.4 million barrels and 24.3 million barrels, respectively, with an unrealized net gain of $7.2 million and net loss of $74.3 million, respectively. The open commodity derivative contracts as of December 31, 2018 expire at various times during 2019.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our consolidated balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.5 million barrels and 30.1 million barrels at December 31, 2018 and 2017, respectively. The average cost of our hydrocarbon inventories was approximately $78.78 and $80.21 per barrel on a LIFO basis at December 31, 2018 and 2017, respectively, excluding the impact of LCM inventory adjustments of approximately $651.7 million and $300.5 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 68 million and 73 million MMBTUs of natural gas amongst our five refineries as of December 31, 2018. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million to $73.0 million.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $20.6 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $21.6 million at December 31, 2018. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.2 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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
Concentration Risk
For the years ended December 31, 2018, 2017 and 2016, no single customer accounted for 10% or more of our total sales.
No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2018 and 2017, respectively.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted evaluations under the supervision and with the participation of our management, including the principal executive and principal financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon these evaluations, the principal executive and principal financial officers concluded that the disclosure controls and procedures are effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, we conclude that as of December 31, 2018, the Company’s internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as permitted by Item 308(b) of Regulation S-K for non-accelerated filers.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.
PART III
Explanatory Note:
We are a limited liability company wholly-owned and controlled by PBF LLC. PBF Energy is the sole managing member of PBF LLC. Our directors and executive officers are the executive officers of PBF Energy. The compensation paid to these executive officers is for services provided to both entities (i.e., they are not separately compensated for their services as an officer or director of PBF Holding). PBF Holding does not file a proxy statement. If the information were required it would be identical (other than as expressly set forth below) to the information contained in Items 10, 11, 12, 13 and 14 of Annual Report on Form 10-K of PBF Energy that will appear in the Proxy Statement of PBF Energy furnished to its stockholders in connection with its 2019 Annual Meeting. Such information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
Directors and Executive Officers of PBF Holding
The following is a list of our directors and executive officers as of March 6, 2019:

Name	Age (as of December 31, 2018)	Position
Thomas J. Nimbley	67	Chief Executive Officer
Matthew C. Lucey	45	President
Erik Young	41	Senior Vice President, Chief Financial Officer
Paul Davis	56	President, Western Region
Thomas L. O’Connor	46	Senior Vice President, Commercial
Herman Seedorf	67	Senior Vice President, Refining
Trecia Canty	49	Senior Vice President, General Counsel & Corporate Secretary
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

Paul Davis has served as our and PBF Energy’s President, PBF Energy Western Region LLC since September 2017. Mr. Davis joined us in April of 2012 and held various executive roles in our commercial operations, including Co-Head of Commercial, prior to serving as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil Corporation in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined petroleum products, as well as optimization roles within refineries.
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
Trecia Canty has served as our Senior Vice President, General Counsel and Secretary since September 2015. In her role, Ms. Canty is responsible for the legal department and outside counsel, which provide a broad range of support for the Company’s business activities, including corporate governance, compliance, litigations and mergers and acquisitions. Previously, Ms. Canty was named Vice President, Senior Deputy General Counsel and Assistant Secretary in October 2014 and led our commercial and finance legal operations since joining us in November 2012. Ms. Canty is also a director of certain of PBF Energy’s subsidiaries. Prior to joining us, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton.
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
Additional information required by this Item will be contained in PBF Energy’s 2019 Proxy Statement, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors of PBF Holding Company LLC
Directors of PBF Holding receive no separate compensation for service on the board of directors or committees thereof.
Additional information required under this Item will be contained in PBF Energy’s 2019 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of December 31, 2018, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. Refer to Note 12 “Equity Structure” of our Notes to Consolidated Financial Statements.
The stockholders of PBF Energy may be deemed to beneficially own an interest in our membership interests by virtue of their beneficial ownership of shares of Class A common stock of PBF Energy. PBF Energy reports separately on the beneficial ownership of its officers, directors and significant stockholders. For additional information, we refer you to PBF Energy’s 2019 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to “Note 10 - Related Party Transactions” and “Note 19 - Subsequent Events” of our Notes to Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Deloitte & Touche LLP (“Deloitte”) is our independent registered public accounting firm. Our audit fees are determined as part of the overall audit fees for PBF Energy and are approved by the audit committee of the board of directors of PBF Energy. PBF Energy reports separately on the fees and services of its principal accountants. For additional information, we refer you to PBF Energy’s 2019 Proxy Statement, which is incorporated herein by reference.
The following table presents fees billed for the years ended December 31, 2018 and 2017 for professional services performed by Deloitte.

	2018	2017
Audit Fees and Expenses (1)	$4,572,000	$4,299,000
Audit-related Fees (2)	248,000	588,000
Tax Fees (3)	121,524	—
All Other Fees	—	—
Total Fees and Expenses	$4,941,524	$4,887,000

(1) Represents the aggregate fees for professional services rendered by Deloitte in connection with its audits of PBF Holding and its indirect parent, PBF Energy’s consolidated financial statements, including the audits of internal control over financial reporting of PBF Energy, reviews of the condensed consolidated financial statements included in Quarterly Reports on Form 10-Q and related accounting consultation services provided to support the performance of such audits.

(2) Represents fees for professional services rendered in connection with various filings for PBF Energy and its subsidiaries, including (i) services rendered in connection with the filling of multiple registration statements with the SEC, (ii) audits performed relating to subsequent asset contributions by PBF LLC to PBF Logistics LP, and (iii) attestation services performed in connection with certain regulatory filings.

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

2.2
Contribution Agreement dated as of August 31, 2016 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

2.3
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015 (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764)).

2.4
Sale and Purchase Agreement by and between PBF Holding Company LLC, ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. as of June 17, 2015 (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 17, 2015 (File No. 001-35764)).

3.1
Certificate of Formation of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.1 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 dated January 14, 2013 (Registration No. 333-186007)).

3.2
Limited Liability Company Agreement of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.2 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

3.3
Certificate of Incorporation of PBF Finance Corporation (Incorporated by reference to Exhibit 3.3 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

3.4	Bylaws of PBF Finance Corporation (Incorporated by reference to Exhibit 3.4 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

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

10.1**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to DEF 14A filed with PBF Energy Inc.’s Proxy Statement dated March 22, 2016 (File No. 001-35764)).

10.2**
PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764)).

10.3**
Form of PBF Energy Non-Qualified Stock Option Agreement under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.4**
Form of PBF Energy Performance Share Unit Award Agreement under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.5**
Form of PBF Energy Performance Unit Award Agreement under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.6**
Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.7**
Form of Restricted Stock Award Agreement for Non-employee Directors under the PBF Energy Inc. 2012 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 7, 2014 (File No. 001-35764)).

10.8 **
Form of 2016 Restricted Stock Award Agreement for Non-employee Directors under PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 5, 2016 (File No. 001-35764)).

10.9 **
Form of Restricted Stock Agreement for Employees under PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 28, 2016 (File No. 001-35764)).

10.10**
Form of Restricted Stock Agreement for Employees under PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated November 4, 2016 (File No. 001-35764)).

10.11**
Form of Restricted Stock Agreement for Directors under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 3, 2017 (File No. 001-35764)).

10.12**
Form of 2017 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 31, 2017).

10.13**
Form of 2017 Equity Incentive Plan Non-Qualified Stock Agreement (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 31, 2017).

10.14**
Form of Amended and Restated Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 16, 2018 (File No. 001-35764)).

10.15**
Amended and Restated Restricted Stock Agreement for non-employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.16**
Form of Amended and Restated Restricted Stock Agreement under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.17
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

10.18
Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.19
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.20
Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.21
Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.22
Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.7 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.23
Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2018 (File No. 001-35764)).

10.24
Sixth Amended and Restated Operation and Management Services and Secondment Agreement dated as of July 31, 2018, among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Chalmette Refining L.L.C., Paulsboro Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP, DCR Storage and Loading LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Paulsboro Terminaling Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Rail Logistics Company LLC, Chalmette Logistics Company LLC and PBFX Operating Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.25
Fifth Amended and Restated Omnibus Agreement dated as of July 31, 2018, among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.26
Amended and Restated Delaware City Rail Terminaling Services Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446)).

10.27
Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446)).

10.28
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764)).

10.29
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764)).

10.30†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764)).

10.31†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-35764)).

10.32†
Amendment to the Inventory Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 3, 2017 (File No. 001-35764)).

10.33†
Amendment to the Inventory Intermediation Agreement dated as of May 4, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 3, 2017 (File No. 001-35764)).

10.34
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

10.35†
Amendment to the Inventory Intermediation Agreement dated as of September 8, 2017, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K/A (File No. 001-35764) filed on September 18, 2017).

10.36
Delaware City Rail Terminaling Services Agreement, dated as of May 14, 2014 (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764)).

10.37
Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014 (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 7, 2014 (File No. 001-35764)).

10.38
Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP’s Current Report on Form 8-K dated December 16, 2014 (File No. 001-36446)).

10.39
Firm Transportation Service Agreement dated as of August 3, 2017, by and between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 with PBF Logistics LP’s Quarterly Report on Form 10-Q dated November 2, 2017 (File No. 001-36446).

10.40
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446)).

10.41**
Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764)).

10.42**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.43**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.44**
Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.45**
Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

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

PBF HOLDING COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To PBF Energy Inc., the Managing Member of PBF Holding Company LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Holding Company LLC and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
March 6, 2019

We have served as the Company's auditor since 2011.

PBF HOLDING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$561,691	$526,160
Accounts receivable	710,695	951,129
Accounts receivable - affiliate	12,047	8,352
Inventories	1,864,056	2,213,797
Prepaid and other current assets	52,440	49,523
Total current assets	3,200,929	3,748,961

Property, plant and equipment, net	2,971,227	2,805,390
Investment in equity method investee	169,472	171,903
Deferred charges and other assets, net	871,848	779,924
Total assets	$7,213,476	$7,506,178

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$483,765	$572,932
Accounts payable - affiliate	49,504	40,817
Accrued expenses	1,579,038	1,800,859
Current debt	2,378	10,987
Deferred revenue	17,126	7,495
Note payable	—	5,621
Total current liabilities	2,131,811	2,438,711

Long-term debt	1,257,992	1,626,249
Deferred tax liabilities	40,365	33,155
Other long-term liabilities	253,601	223,961
Total liabilities	3,683,769	4,322,076

Commitments and contingencies (Note 11)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,652,424	2,359,791
Retained earnings	890,376	840,431
Accumulated other comprehensive loss	(23,945)	(26,928)
Total PBF Holding Company LLC equity	3,518,855	3,173,294
Noncontrolling interest	10,852	10,808
Total equity	3,529,707	3,184,102
Total liabilities and equity	$7,213,476	$7,506,178

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Revenues	$27,164,008	$21,772,478	$15,908,537

Cost and expenses:
Cost of products and other	24,744,619	19,095,827	13,765,088
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,654,749	1,626,440	1,390,135
Depreciation and amortization expense	329,709	254,271	204,005
Cost of sales	26,729,077	20,976,538	15,359,228
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	253,834	197,938	149,510
Depreciation and amortization expense	10,634	12,964	5,835
Equity income in investee	(17,819)	(14,565)	(5,679)
(Gain) loss on sale of assets	(43,094)	1,458	11,374
Total cost and expenses	26,932,632	21,174,333	15,520,268

Income from operations	231,376	598,145	388,269

Other income (expense):
Change in fair value of catalyst leases	5,587	(2,247)	1,422
Debt extinguishment costs	—	(25,451)	—
Interest expense, net	(127,129)	(122,628)	(129,536)
Other non-service components of net periodic benefit cost	1,109	(1,402)	(580)
Income before income taxes	110,943	446,417	259,575
Income tax expense (benefit)	7,999	(10,783)	23,689
Net income	102,944	457,200	235,886
Less: net income attributable to noncontrolling interests	44	95	269
Net income attributable to PBF Holding Company LLC	$102,900	$457,105	$235,617

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$102,944	$457,200	$235,886
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(108)	(16)	(42)
Net gain (loss) on pension and other post-retirement benefits	3,091	(950)	(2,550)
Total other comprehensive income (loss)	2,983	(966)	(2,592)
Comprehensive income	105,927	456,234	233,294
Less: comprehensive income attributable to noncontrolling interests	44	95	269
Comprehensive income attributable to PBF Holding Company LLC	$105,883	$456,139	$233,025

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Member's Equity	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, January 1, 2016	$1,479,175	$(24,770)	$349,654	$17,225	$1,821,284
Member distributions	—	—	(139,434)	—	(139,434)
Capital contributions	830,247	—	—	—	830,247
Distribution of assets to PBF LLC	(172,743)	—	—	—	(172,743)
Stock based compensation	18,296	—	—	—	18,296
Exercise of options and other	886	—	—	—	886
Net income	—	—	235,617	269	235,886
Other comprehensive loss	—	(2,592)	—	—	(2,592)
Other	2	1,400	682	(4,981)	(2,897)
Balance, December 31, 2016	2,155,863	(25,962)	446,519	12,513	2,588,933
Member distributions	—	—	(61,149)	—	(61,149)
Capital contributions	183,298	—	—	—	183,298
Stock based compensation	21,503	—	—	—	21,503
Net income	—	—	457,105	95	457,200
Other comprehensive loss	—	(966)	—	—	(966)
Other	(873)	—	(2,044)	(1,800)	(4,717)
Balance, December 31, 2017	2,359,791	(26,928)	840,431	10,808	3,184,102
Member distributions	—	—	(52,587)	—	(52,587)
Capital contributions	287,000	—	—	—	287,000
Distribution of assets to PBF LLC	(13,733)	—	—	—	(13,733)
Stock based compensation	19,697	—	—	—	19,697
Net income	—	—	102,900	44	102,944
Other comprehensive income	—	2,983	—	—	2,983
Other	(331)	—	(368)	—	(699)
Balance, December 31, 2018	$2,652,424	$(23,945)	$890,376	$10,852	$3,529,707

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$102,944	$457,200	$235,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	346,687	274,651	218,933
Stock-based compensation	20,212	21,503	18,296
Change in fair value of catalyst leases	(5,587)	2,247	(1,422)
Deferred income taxes	7,233	(12,526)	19,802
Non-cash change in inventory repurchase obligations	(31,790)	13,779	29,453
Non-cash lower of cost or market inventory adjustment	351,278	(295,532)	(521,348)
Debt extinguishment costs	—	25,451	—
Pension and other post-retirement benefit costs	47,381	42,242	37,987
Income from equity method investee	(17,819)	(14,565)	(5,679)
Distributions from equity method investee	17,819	20,244	—
(Gain) loss on sale of assets	(43,094)	1,458	11,374

Changes in operating assets and liabilities:
Accounts receivable	240,433	(335,248)	(161,122)
Due to/from affiliates	(3,512)	3,233	9,721
Inventories	(1,537)	(54,705)	236,602
Prepaid and other current assets	(2,917)	(9,191)	(5,783)
Accounts payable	(110,715)	34,527	213,514
Accrued expenses	(232,995)	353,115	227,986
Deferred revenue	9,631	(4,845)	8,297
Other assets and liabilities	1,319	(51,974)	(20,878)
Net cash provided by operating activities	$694,971	$471,064	$551,619

Cash flows from investing activities:
Expenditures for property, plant and equipment	(277,258)	(232,656)	(282,430)
Expenditures for deferred turnaround costs	(266,028)	(379,114)	(198,664)
Expenditures for other assets	(17,055)	(31,143)	(42,506)
Acquisition of Torrance refinery and related logistics assets	—	—	(971,932)
Chalmette Acquisition working capital settlement	—	—	(2,659)
Proceeds from sale of assets	48,290	—	24,692
Equity method investment - return of capital	2,431	1,300	—
Net cash used in investing activities	$(509,620)	$(641,613)	$(1,473,499)

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

Cash flows from financing activities:
Contributions from PBF LLC	$287,000	$97,000	$450,300
Distributions to members	(52,587)	(61,149)	(139,434)
Distributions to T&M and Collins shareholders	—	(1,800)	—
Payment received for affiliate note receivable	—	11,600	—
Proceeds from affiliate notes payable	—	—	43,396
Repayments of affiliate notes payable	—	—	(53,524)
Proceeds from 2025 Senior Notes	—	725,000	—
Cash paid to extinguish 2020 Senior Secured Notes	—	(690,209)	—
Proceeds from revolver borrowings	—	490,000	550,000
Repayments of revolver borrowings	(350,000)	(490,000)	(200,000)
Repayments of Rail Facility revolver borrowings	—	—	(67,491)
Proceeds from PBF Rail Term Loan	—	—	35,000
Repayments of PBF Rail Term Loan	(6,812)	(6,633)	—
Repayments of Note payable	(5,621)	(1,210)	—
Catalyst lease settlements	(9,108)	10,830	15,589
Deferred financing costs and other	(12,692)	(13,425)	—
Net cash (used in) provided by financing activities	$(149,820)	$70,004	$633,836

Net increase (decrease) in cash and cash equivalents	35,531	(100,545)	(288,044)
Cash and cash equivalents, beginning of period	526,160	626,705	914,749
Cash and cash equivalents, end of period	$561,691	$526,160	$626,705

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$89,526	$25,382	$34,055
Distribution of assets to PBF Energy Company LLC	13,733	25,547	172,743
Conversion of affiliate notes payable to capital contribution	—	86,298	379,947
Conversion of Delaware Economic Development Authority loan to grant	—	—	4,000
Note payable issued for purchase of property, plant and equipment	—	6,831	—
Cash paid during the year for:
Interest (net of capitalized interest of $9,326, $5,937 and $8,333 in 2018, 2017 and 2016, respectively)	$124,429	$131,416	$108,547
Income taxes	596	—	2,449

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interest in PBF LLC as of December 31, 2018. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
On May 14, 2014, PBF Logistics LP (“PBFX”), a Delaware master limited partnership, completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. In connection with the PBFX Offering, PBF Holding contributed to PBFX the assets and liabilities of certain crude oil terminaling assets. In a series of additional transactions subsequent to the PBFX Offering, PBF Holding distributed certain additional assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 10 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of December 31, 2018, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
Reclassification
Certain amounts previously reported in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the 2018 presentation. These reclassifications include certain details about the Company’s adoption of ASU 2017-07, further explained below, under Recently Adopted Accounting Guidance.
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
Concentrations of Credit Risk
For the years ended December 31, 2018, 2017 and 2016 no single customer amounted to greater than or equal to 10% of the Company’s revenues.
No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2018 or December 31, 2017.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Revenue, Deferred Revenue and Accounts Receivable
Prior to January 1, 2018, the Company recognized revenue from customers when all of the following criteria were met: (i) persuasive evidence of an exchange arrangement existed, (ii) delivery had occurred or services had been rendered, (iii) the buyer’s price was fixed or determinable and (iv) collectability was reasonably assured. Amounts billed in advance of the period in which the service was rendered or product delivered were recorded as deferred revenue. Effective January 1, 2018, the Company adopted ASC 606, as defined below under “Recently Adopted Accounting Guidance”. As a result, the Company has changed its accounting policy for the recognition of revenue from contracts with customers. Revenues are recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to “Note 15 - Revenues” for further discussion of the Company’s revenue recognition policy, including deferred revenues and the practical expedients elected as part of the transition to ASC 606.
On May 4, 2017 and September 8, 2017, PBF Holding and its subsidiaries, DCR and PRC, entered into amendments to the inventory intermediation agreements (as amended, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC relating to the Paulsboro refinery extends the term to December 31, 2019, which term may be further extended by mutual consent of the parties to December 31, 2020 and (ii) the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR relating to the Delaware City refinery extends the term to July 1, 2019, which term may be further extended by mutual consent of the parties to July 1, 2020.
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to certain of the intermediate and finished products (the “Products”) produced by the Paulsboro and Delaware City refineries (the “Refineries”), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to the Refinery as the Products are discharged out of the Refineries’ tanks. These purchases and sales are settled monthly at the daily market prices related to those Products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the Refineries to J. Aron. Additionally, J. Aron has the right to store the Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the Products independently to third parties.
Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2018 and 2017.
Excise taxes on sales of refined products that are collected from customers and remitted to various governmental agencies are reported on a net basis.
Inventories
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products are determined under the last-in first-out (“LIFO”) method using the dollar value LIFO method with increments valued based on average purchase prices during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
Deferred Charges and Other Assets, net
Deferred charges and other assets include refinery turnaround costs, catalyst, precious metal catalysts, linefill, deferred financing costs and intangible assets. Refinery turnaround costs, which are incurred in connection with planned major maintenance activities, are capitalized when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs (generally 3 to 5 years).
Precious metal catalysts, linefill and certain other intangibles are considered indefinite-lived assets as they are not expected to deteriorate in their prescribed functions. Such assets are assessed for impairment in connection with the Company’s review of its long-lived assets as indicators of impairment develop.
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
Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although management utilizes assumptions that it believes are reasonable, future events and changing market conditions may impact management’s assumptions, which could produce different results.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

estimated fair value is amortized as stock-based compensation expense on a straight-line method over the vesting period and included in General and administration expense with forfeitures recognized in the period they occur.
Beginning in 2018, PBF Energy granted performance share awards and performance unit awards to certain officers of the Company. Both types of awards have a three-year performance cycle and the payout for each, which ranges from 0% to 200%, is based on the relative ranking of the total shareholder return (“TSR”) of PBF Energy’s common stock as compared to the TSR of a selected group of industry peer companies over an average of four measurement periods. The performance share and performance unit awards are each measured at fair value based on Monte Carlo simulation models. The performance share awards will be settled in PBF Energy Class A common stock and are accounted for as equity awards and the performance unit awards will be settled in cash and are accounted for as liability awards.
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
The tax returns for all years since 2015 are subject to examination by the respective tax authorities.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The Company’s commodity contracts are measured and recorded at fair value using Level 1 inputs based on quoted prices in an active market, Level 2 inputs based on quoted market prices for similar instruments, or Level 3 inputs based on third-party sources and other available market based data. The Company’s catalyst lease obligation and derivatives related to the Company’s crude oil and feedstocks and refined product purchase obligations are measured and recorded at fair value using Level 2 inputs on a recurring basis, based on observable market prices for similar instruments.
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
All derivative instruments, not designated as normal purchases or sales, are recorded in the consolidated balance sheet as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized currently in earnings. Contracts qualifying for the normal purchase and sales exemption are accounted for upon settlement. Cash flows related to derivative instruments that are not designated or do not qualify for hedge accounting treatment are included in operating activities.
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
Recently Adopted Accounting Guidance
In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” (“ASC 606”). ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification 605 “Revenue Recognition” (“ASC 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. See “Note 15 - Revenues” for further details.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), which provides guidance to improve the reporting of net periodic benefit cost in the income statement and on the components eligible for capitalization in assets. Under the new guidance, employers present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Additionally, under this guidance, employers will present the other non-service components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of income from operations, if one is presented. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The guidance includes a practical expedient allowing entities to estimate amounts for comparative periods using the information previously disclosed in their pension and other postretirement benefit plan note to the financial statements. The Company adopted ASU 2017-07 effective January 1, 2018 and applied the new guidance retrospectively in the Consolidated Statements of Operations. Income and expense amounts related to non-service components of net periodic benefit cost, historically recorded within Operating expenses and General and administrative expenses, have been recorded within Other income (expense). For the years ended December 31, 2018, 2017 and 2016 the Company recorded income of $1,109, expense of $1,402 and expense of $580, respectively, related to the non-service components of net periodic benefit cost.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance to increase clarity and reduce both diversity in practice and cost and complexity when applying the existing accounting guidance on changes to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 require an entity to account for the effects of a modification unless all the following are met: (i) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance in ASU 2017-09 should be applied prospectively. The Company adopted the amendments in this ASU effective January 1, 2018. The Company’s adoption of this guidance did not materially impact its consolidated financial statements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments (collectively, the Company refers to ASU 2016-02 and these additional ASUs as the “Updated Lease Guidance”). The Updated Lease Guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company has adopted the Updated Lease Guidance effective January 1, 2019, using a modified retrospective approach whereby a cumulative effect adjustment will be recognized upon adoption and the Updated Lease Guidance will be applied prospectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The Company has completed its evaluation of the provisions of the Updated Lease Guidance, including the adoption of certain practical expedients allowed. The significant practical expedients adopted include the following:

•	The Company elected the practical expedient to apply the transition approach as of the beginning of the period of adoption and not restate comparative periods;

•
The Company elected to utilize the “package of three” expedients, as defined in the Updated Lease Guidance, whereby it did not reassess whether contracts existing prior to the effective date contain leases, nor did it reassess lease classification determinations nor whether initial direct costs qualify for capitalization;

•	The Company elected the practical expedient to not capitalize any leases with initial terms of less than twelve months on its consolidated balance sheet;

•	The Company elected the practical expedient to not separate lease and non-lease components; and

•
The Company elected the practical expedient to continue to account for land easements (also known as “rights of way”) that were not previously accounted for as leases consistent with prior accounting until such contracts are modified or replaced, at which time they would be assessed for lease classification under the Updated Lease Guidance.

The Company has successfully completed the implementation of a lease software system and refined business processes and controls to address the new standard. The Company is currently developing its lease disclosures and enhancing its accounting systems to enable the preparation of such disclosures beginning with its quarterly reporting on Form 10-Q for the period ending March 31, 2019. As of the date of implementation on January 1, 2019, the impact of the adoption of the Updated Lease Guidance is estimated to result in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheet of approximately $825,000 to $925,000, of which approximately $600,000 to $650,000 is attributable to leases with affiliates. Subsequent to adoption, the Company does not anticipate the impact on its results and cash flows to be material.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 more closely align the results of cash flow and fair value hedge accounting with risk management activities in the consolidated financial statements. The amendments expand the ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk, eliminate the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. The guidance in ASU 2017-12 should be applied using a modified retrospective approach. The guidance in ASU 2017-12 also provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements of ASU 2017-12 should be applied prospectively. The Company adopted the amendments in this ASU effective January 1, 2019, which did not have a material impact on its consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Targeted Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. In addition, ASU 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The Company adopted the amendments in this ASU effective January 1, 2019, which did not have a material impact on its consolidated financial statements and related disclosures.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Additionally, the amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
3. ACQUISITIONS
Torrance Acquisition
On July 1, 2016, the Company acquired from ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipe Line Company, the Torrance refinery and related logistics assets (collectively, the “Torrance Acquisition”). While the Company’s consolidated financial statements for both the years ended December 31, 2018 and 2017 include the results of operations of Torrance Refining, the final working capital settlement for the Torrance Acquisition was finalized in the second quarter of 2017. Additionally, certain acquisition related costs for the Torrance Acquisition were recorded in the first and second quarter of 2017.
The aggregate purchase price for the Torrance Acquisition was $521,350 in cash after post-closing purchase price adjustments, plus final working capital of $450,582. In addition, the Company assumed certain pre-existing environmental and regulatory emission credit obligations in connection with the Torrance Acquisition. The transaction was financed through a combination of cash on hand, including proceeds from certain equity offerings, and borrowings under the Revolving Credit Facility.
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
The Company’s consolidated financial statements for the years ended December 31, 2018 and 2017 include the results of operations of the Torrance refinery for the full year. The Company’s consolidated financial statements for the year ended December 31, 2016 include the results of operations of the Torrance refinery since July 1, 2016 during which period the Torrance refinery contributed revenues of $1,977,204 and net income of $86,394. On an unaudited pro forma basis, the revenues and net income of the Company assuming the Torrance Acquisition had occurred on January 1, 2015, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The unaudited pro forma financial information includes the depreciation and amortization expense related to the Torrance Acquisition and interest expense associated with the related financing.

Year ended December 31,
(Unaudited)	2016
Pro forma revenues	$16,987,548
Pro forma net income attributable to PBF Holding Company LLC	31,565
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions of $488 and $13,622 in the years ended December 31, 2017 and 2016, respectively. There were no such costs for the year ended December 31, 2018. Acquisition costs are included in the consolidated statements of operations in General and administrative expenses.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

4. INVENTORIES
Inventories consisted of the following:

December 31, 2018
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,044,824	$—	$1,044,824
Refined products and blendstocks	1,026,921	334,708	1,361,629
Warehouse stock and other	109,337	—	109,337
	$2,181,082	$334,708	$2,515,790
Lower of cost or market adjustment	(557,187)	(94,547)	(651,734)
Total inventories	$1,623,895	$240,161	$1,864,056

December 31, 2017
	Titled Inventory	Inventory Intermediation Arrangements	Total
Crude oil and feedstocks	$1,073,093	$—	$1,073,093
Refined products and blendstocks	1,030,817	311,477	1,342,294
Warehouse stock and other	98,866	—	98,866
	$2,202,776	$311,477	$2,514,253
Lower of cost or market adjustment	(232,652)	(67,804)	(300,456)
Total inventories	$1,970,124	$243,673	$2,213,797

Inventory under inventory intermediation arrangements included certain light finished products sold to counterparties and stored in the Paulsboro and Delaware City refineries’ storage facilities in connection with the Inventory Intermediation Agreements with J. Aron.
During the year ended December 31, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $351,278 reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $300,456 at December 31, 2017 to $651,734 at December 31, 2018. During the year ended December 31, 2017, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $295,532 reflecting the net change in the LCM inventory reserve from $595,988 at December 31, 2016 to $300,456 at December 31, 2017.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. We recorded a charge related to a LIFO layer decrement of $21,881 and $4,940 during the years ended December 31, 2018 and December 31, 2017, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31, 2018	December 31, 2017
Land	$248,979	$253,105
Process units, pipelines and equipment	2,934,463	2,799,360
Buildings and leasehold improvements	47,941	50,001
Computers, furniture and fixtures	121,189	105,921
Construction in progress	320,125	167,460
	3,672,697	3,375,847
Less - Accumulated depreciation	(701,470)	(570,457)
Total property, plant and equipment, net	$2,971,227	$2,805,390
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $133,152, $123,257 and $104,293, respectively. The Company capitalized $9,326 and $5,937 in interest during 2018 and 2017, respectively, in connection with construction in progress.
Torrance Land Sale
In August 2018, the Company closed on a third-party sale of a parcel of real property acquired as part of the Torrance Refinery, but not part of the refinery itself. The sale resulted in a gain of $43,761 included within (Gain) loss on sale of assets within the Consolidated Statements of Operations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	December 31, 2018	December 31, 2017
Deferred turnaround costs, net	$673,107	$560,403
Catalyst, net	124,290	131,019
Environmental credits	37,811	42,452
Linefill	19,485	19,485
Pension plan assets	9,694	9,593
Intangible assets, net	511	537
Other	6,950	16,435
Total deferred charges and other assets, net	$871,848	$779,924

Catalyst, net includes $73,079 and $73,967 of indefinitely-lived precious metal catalysts as of December 31, 2018 and December 31, 2017, respectively.

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $207,191, $143,978 and $105,547 for the years ended December 31, 2018, 2017 and 2016, respectively.
Intangible assets, net primarily consists of permits and emission credits. Our net balance as of December 31, 2018 and December 31, 2017 is shown below.

	December 31, 2018	December 31, 2017
Intangible assets - gross	$3,996	$3,996
Accumulated amortization	(3,485)	(3,459)
Intangible assets - net	$511	$537

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2018	December 31, 2017
Inventory-related accruals	$846,270	$1,151,810
Inventory intermediation arrangements	249,442	244,287
Excise and sales tax payable	149,358	118,515
Accrued salaries and benefits	89,308	58,589
Accrued capital expenditures	59,938	17,342
Accrued transportation costs	53,579	64,400
Accrued utilities	49,851	42,189
Renewable energy credit and emissions obligations	27,052	26,231
Accrued refinery maintenance and support costs	19,046	35,674
Accrued interest	6,796	9,466
Environmental liabilities	6,502	7,968
Customer deposits	5,594	16,133
Other	16,302	8,255
Total accrued expenses	$1,579,038	$1,800,859

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron. As of December 31, 2018 and December 31, 2017, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Early Return of Railcars
On September 30, 2018, the Company agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of its railcar fleet based on prevailing market conditions in the crude oil by rail market. Under the terms of the lease amendment, the Company will pay agreed amounts in lieu of satisfaction of return conditions (the “Early Termination Penalty”) and will pay a reduced rental fee over the remaining term of the lease. Certain of these railcars are idle and the remaining railcars were taken out of service during the fourth quarter of 2018 and subsequently fully returned to the lessor. As a result, the Company recognized an expense of $52,313 for year ended December 31, 2018 included within Cost of sales consisting of (i) a $40,313 charge for the Early Termination Penalty and (ii) a $12,000 charge related to the remaining lease payments associated with the portion of railcars within the amended lease, that were idled and out of service as of December 31, 2018. As of December 31, 2018, $7,106 of these payments are anticipated to be paid within the next twelve months and are included within the inventory-related accruals category above.
8. CREDIT FACILITY AND DEBT
Long-term debt outstanding consisted of the following:

	December 31, 2018	December 31, 2017
Revolving Credit Facility	$—	$350,000
2025 Senior Notes	725,000	725,000
2023 Senior Notes	500,000	500,000
PBF Rail Term Loan	21,554	28,366
Catalyst leases	44,353	59,048
	1,290,907	1,662,414
Less - Current debt	(2,378)	(10,987)
Unamortized deferred financing costs	(30,537)	(25,178)
Long-term debt	$1,257,992	$1,626,249

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Revolving Credit Facility
Prior to entering into a new revolving credit facility in May of 2018 as discussed further below, PBF Holding’s previous asset-based credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”), among other things, had a maximum commitment of $2,635,000, a maturity date of August 2019 and an accordion feature that allowed for increases in the aggregate commitment of up to $2,750,000. The sublimit for letters of credit was $1,500,000. The LC Participation Fee ranged from 1.25% to 2.0% depending on the Company’s senior secured debt rating and the Fronting Fee was equal to 0.25%. At the option of PBF Holding, borrowings bore interest at the Alternate Base Rate plus the Applicable Margin or the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the August 2014 Revolving Credit Agreement. The Applicable Margin ranged from 0.50% to 1.25% for Alternative Base Rate Loans and from 1.50% to 2.25% for Adjusted LIBOR Rate Loans, in each case depending on the Company’s senior secured debt rating.
On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced the August 2014 Revolving Credit Agreement with a new asset-based revolving credit agreement (the “Revolving Credit Facility"). The Revolving Credit Facility has a maximum commitment of $3,400,000, a maturity date of May 2023 and redefines certain components of the Borrowing Base, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), to make more funding available for working capital needs and other general corporate purposes. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin (all as defined in the Revolving Credit Agreement). The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Rate Loans, in each case depending on the Company’s corporate credit rating. In addition, an accordion feature allows for commitments of up to $3,500,000. The LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25%.
The Revolving Credit Agreement contains customary covenants and restrictions on the activities of PBF Holding and its subsidiaries, including, but not limited to, limitations on incurring additional indebtedness, liens, negative pledges, guarantees, investments, loans, asset sales, mergers and acquisitions, prepayment of other debt, distributions, dividends and the repurchase of capital stock, transactions with affiliates and the ability of PBF Holding to change the nature of its business or its fiscal year; all as defined in the Revolving Credit Agreement.
In addition, the Revolving Credit Agreement has a financial covenant which requires that if at any time Excess Availability, as defined in the Revolving Credit Agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100,000, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100,000 for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the Revolving Credit Agreement and determined as of the last day of the most recently completed quarter, to be less than 1.0 to 1.0.
PBF Holding’s obligations under the Revolving Credit Facility are (a) guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the Revolving Credit Agreement) and (b) secured by a lien on (i) PBF LLC’s equity interest in PBF Holding and (ii) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the definition of collateral), all accounts receivable, all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

There was no outstanding balance under the Revolving Credit Facility as of December 31, 2018. At December 31, 2017, there was $350,000 outstanding under the August 2014 Revolving Credit Agreement. Issued letters of credit were $400,695 and $586,274, as of December 31, 2018 and December 31, 2017, respectively.
Senior Notes
On February 9, 2012, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation, completed the offering of $675,500 aggregate principal amount of 8.25% Senior Secured Notes due 2020 (the “2020 Senior Secured Notes”). The net proceeds, after deducting the original issue discount, the initial purchasers’ discounts and commissions, and the fees and expenses of the offering, were used to repay certain outstanding indebtedness plus accrued interest, as well as to reduce the outstanding balance of the August 2014 Revolving Credit Agreement.
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
The Senior Secured Notes were secured on a first-priority basis by substantially all of the present and future assets of PBF Holding and its subsidiaries (other than assets securing the Revolving Credit Facility). Payment of the Senior Secured Notes is jointly and severally guaranteed by substantially all of PBF Holding’s subsidiaries. PBF Holding has optional redemption rights to repurchase all or a portion of the Senior Secured Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the Senior Secured Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the indenture agreement.
In addition, the Senior Secured Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities including limitations on PBF Holding’s and its restricted subsidiaries’ ability to, among other things; (1) incur additional indebtedness or issue certain preferred stock; (2) make equity distributions; (3) pay dividends on or repurchase capital stock or make other restricted payments; (4) enter into transactions with affiliates; (5) create liens; (6) engage in mergers and consolidations or otherwise sell all or substantially all of its assets; (7) designate subsidiaries as unrestricted subsidiaries; (8) make certain investments; and (9) limit the ability of restricted subsidiaries to make payments to PBF Holding.
At all times after (a) a covenant suspension event (which requires that the Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s), or (b) a Collateral Fall-Away Event, as defined in the indenture, the Senior Secured Notes will become unsecured.
On May 30, 2017, PBF Holding entered into an Indenture (the “Indenture”) among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (“PBF Finance” and, together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”) and Wilmington Trust, National Association, as Trustee, under which the Issuers issued $725,000 in aggregate principal amount of 7.25% senior notes due 2025 (the “2025 Senior Notes”). The Issuers received net proceeds of approximately $711,576 from the offering after deducting the initial purchasers’ discount and offering expenses, all of which was used to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 2020 Senior Secured Notes, to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes which remained outstanding after the completion of the Tender Offer, and for general corporate purposes. The difference between the carrying value of the 2020 Senior Secured Notes on the date they were reacquired and the amount for which they were reacquired has been classified as debt extinguishment costs in the consolidated statements of operations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The 2025 Senior Notes are guaranteed by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Notes and guarantees are senior unsecured obligations which rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility and 2023 Senior Notes. The 2025 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.
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
The 2025 Senior Notes and the 2023 Senior Notes are collectively referred to as the “Senior Notes”.
PBF Rail Term Loan
On December 22, 2016, PBF Rail Logistics Company LLC (“PBF Rail”) entered into a $35,000 term loan (the “PBF Rail Term Loan”) with a bank previously party to the Rail Facility. The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at a rate equal to one month LIBOR plus the margin as defined in the agreement governing the PBF Rail Term Loan (the “Rail Credit Agreement”). As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain Eligible Railcars; (ii) the Debt Service Reserve Account (as defined in the Rail Credit Agreement); and (iii) PBF Holding’s membership interest in PBF Rail. Additionally, the Rail Credit Agreement contains customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars securing the loan are sold, scrapped or otherwise removed from the collateral pool.
The outstanding balances under the PBF Rail Term Loan were $21,554 and $28,366 as of December 31, 2018 and December 31, 2017, respectively.
Precious Metal Catalyst Leases
Certain subsidiaries of the Company have entered into agreements whereby such subsidiary sold a portion of its precious metal catalysts to a major commercial bank and then leased back the precious metal catalysts. The volume of the precious metal catalysts and the lease rate are fixed over the term of each lease. At maturity, the Company must repurchase the precious metal catalysts in question at its then fair market value. The Company believes that there is a substantial market for precious metal catalysts and that it will be able to release such catalysts at maturity. The Company treated these transactions as financing arrangements, and the lease payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying catalysts. The fair value of these repurchase obligations as reflected in the fair value of long-term debt outstanding table below is measured using Level 2 inputs.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Details on the catalyst leases at each of the Company’s refineries as of December 31, 2018 are included in the following table:

	Annual lease fee	Annual interest rate	Expiration date
Paulsboro catalyst lease	$140	2.20%	December 2019	(2)
Delaware City catalyst lease	$210	1.95%	October 2019	(2)
Delaware City catalyst lease - Palladium	$30	2.05%	October 2019	(2)
Delaware City bridge lease	$26	2.10%	May 2019	(1)
Toledo catalyst lease	$178	1.75%	June 2020
Toledo bridge lease	$22	2.10%	April 2019	(1)
Chalmette catalyst lease	$97	2.10%	October 2021
Chalmette catalyst lease	$171	2.20%	November 2019	(2)
Chalmette bridge lease	$4	2.15%	April 2019	(1)
Torrance catalyst lease	$143	1.78%	July 2019	(2)
__________________
(1) During 2018 Delaware City Refining, Toledo Refining and Chalmette Refining entered into three new platinum bridge leases which will expire in 2019. These leases are payable at maturity and are not anticipated to be renewed. The total outstanding balance related to these bridge leases as of December 31, 2018 was $2,378 and is included in Current debt in the Company’s consolidated balance sheet.

(2) These catalyst leases are included in Long-term debt as of December 31, 2018 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst leases are not renewed at maturity.

Note Payable

In connection with the purchase of a waste water treatment facility servicing the Toledo refinery completed on September 28, 2017, the Company issued a short-term promissory note payable in the amount of $6,831 due June 30, 2018. Payments of $403 on the note were made monthly with a balloon payment of $3,200 paid at maturity. The note payable was fully repaid as of December 31, 2018.
Debt Maturities
Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2019	$31,368
2020	8,633
2021	25,906
2022	—
2023	500,000
Thereafter	725,000
$1,290,907

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

9. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Environmental liabilities	$135,145	$138,545
Defined benefit pension plan liabilities	74,972	63,579
Early railcar return liability	23,315	—
Post-retirement medical plan liabilities	19,345	21,527
Other	824	310
Total other long-term liabilities	$253,601	$223,961

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

10. RELATED PARTY TRANSACTIONS
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

Contribution Agreement	Effective Date	Assets Contributed	Total Consideration
Contribution Agreement I	5/8/2014	DCR Rail Terminal and the Toledo Truck Terminal	74,053 PBFX common units and 15,886,553 PBFX subordinated units
Contribution Agreement II	9/16/2014	DCR West Rack	$135,000 in cash and $15,000 through the issuance of 589,536 PBFX common units
Contribution Agreement III	12/2/2014	Toledo Storage Facility	$135,000 in cash and $15,000 through the issuance of 620,935 PBFX common units
Contribution Agreement IV	5/5/2015	DCR Products Pipeline and Truck Rack	$112,500 in cash and $30,500 through the issuance of 1,288,420 PBFX common units
Contribution Agreement V (a)	8/31/2016	Torrance Valley Pipeline	$175,000 in cash
Contribution Agreement VI	2/15/2017	Paulsboro Natural Gas Pipeline	$11,600 affiliate promissory note (b)
Contribution Agreements VII-X	7/16/2018	Development Assets (c)	$31,586 through the issuance of 1,494,134 PBFX common units
(a) Pursuant to Contribution Agreement V entered into on August 31, 2016, PBF Holding contributed 50% of the issued and outstanding limited liability company interests of Torrance Valley Pipeline Company LLC (“TVPC”) to PBF LLC, which in turn were acquired by PBFX. TVPC’s assets consist of the Torrance Valley Pipeline which include the M55, M1 and M70 pipeline systems, including pipeline stations with storage capacity and truck unloading capability at two of the stations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

PBFX Operating Company LP (“PBFX Op Co”), PBFX’s wholly-owned subsidiary, serves as TVPC’s managing member. PBFX, through its ownership of PBFX Op Co, has the sole ability to direct the activities of TVPC that most significantly impact its economic performance. Accordingly, PBFX, and not PBF Holding, is considered to be the primary beneficiary for accounting purposes and as a result PBFX fully consolidates TVPC. Subsequent to the Contribution Agreement V, PBF Holding records an investment in equity method investee on its consolidated balance sheet for the 50% of TVPC that it owns. The carrying value of the Company’s equity method investment in TVPC was $169,472 and $171,903 at December 31, 2018 and 2017, respectively. The equity investment in TVPC, through TVP Holding Company LLC “TVP Holding”, is included in the Non-Guarantor financial position and results of PBF Holding disclosed in “Note 20- Consolidating Financial Statements of PBF Holding” as TVP Holding is not a guarantor of the Senior Notes.
(b) As a result of the completion of the Paulsboro Natural Gas Pipeline in the fourth quarter of 2017, PBF Holding received full payment for the affiliate promissory note due from PBFX.
(c) On July 16, 2018, PBFX entered into four contribution agreements with PBF LLC pursuant to which the Company contributed to PBF LLC certain of its subsidiaries (the “Development Assets Contribution Agreements”). Pursuant to the Development Asset Contribution Agreements, the Company contributed all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC (“TRLC”), whose assets consist of a loading and unloading rail facility located at the Toledo refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at the Chalmette refinery; Paulsboro Terminaling Company LLC (“PTC”), whose assets consist of a lube oil terminal facility located at the Paulsboro refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC (“DSLC”), whose assets consist of an ethanol storage facility located at the Delaware City refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”) to PBF LLC. PBFX Operating Company LP (“PBFX Op Co”), PBFX’s wholly-owned subsidiary, in turn acquired the limited liability company interests in the Development Assets from PBF LLC in connection with the Development Assets Contribution Agreements effective as of July 31, 2018.
Commercial Agreements with PBFX
PBFX currently derives a substantial majority of its revenue from long-term, fee-based commercial agreements with PBF Holding relating to assets associated with the Contribution Agreements described above, the majority of which include a minimum volume commitment (“MVC”) and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various pipeline, rail and truck terminaling and storage services to PBF Holding and PBF Holding has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. PBF Holding believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

These commercial agreements (as defined in the table below) with PBFX include:

Service Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	2 x 5	125,000 bpd	PBFX or PBF Holding can declare
Toledo Truck Unloading & Terminaling Services Agreement (g)	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility (g)	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	N/A	14,500 bpd
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements (c)	5/1/2016	Various (d)	Evergreen	15,000 bpd (e)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (d)	Evergreen	350,000 barrels (f)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline (g)	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline (g)	8/31/2016	10 years	2 x 5	70,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank (g)	8/31/2016	10 years	2 x 5	55,000 barrels (f)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank (g)	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank (g)	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (g) (h)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Knoxville Terminals Agreement- Terminaling Services	4/16/2018	5 years	Evergreen	Various (i)
Knoxville Terminals Agreement- Tank Lease (g)	4/16/2018	5 years	Evergreen	115,334 barrels (f)
Toledo Rail Loading Agreement (g)	7/31/2018	7 years, 5 months	2 x 5	Various (j)
Chalmette Terminal Throughput Agreement	7/31/2018	1 year	Evergreen	N/A
Chalmette Rail Unloading Agreement	7/31/2018	7 years, 5 months	2 x 5	7,600 bpd
DSL Ethanol Throughput Agreement (g)	7/31/2018	7 years, 5 months	2 x 5	5,000 bpd
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility (g)	12/12/2014	10 years	2 x 5	3,849,271 barrels (f)	PBFX or PBF Holding can declare
Chalmette Storage Agreement (g)	See note (k)	10 years	2 x 5	625,000 barrels (f)
____________________

(a)	PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

(b)
The Amended and Restated Rail Agreements, as amended and effective as of January 1, 2018, include the Amended and Restated Delaware City Rail Terminaling Services Agreement and the Amended and Restated Delaware West Ladder Rack Terminaling Services Agreement each between Delaware City Terminaling Company LLC and PBF Holding with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs. On February 13, 2019 PBF Holding amended and restated the existing Amended and Restated Delaware City Rail Terminaling Services Agreement and entered into a new terminaling services agreement. Refer to “Note 19 - Subsequent Events” of the Notes to Consolidated Financial Statements for further discussion.

(c)	Subsequent to the Toledo Products Terminal Acquisition, the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.

(d)	The East Coast Terminals related party agreements include varying initial term lengths, ranging from one to five years.

(e)
The East Coast Terminals Terminaling Service Agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between the East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding’s Paulsboro refinery with a 15,000 bpd MVC.

(f)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors.

(g)	These commercial agreements with PBFX are considered leases.

(h)	In August 2017, PBFX’s Paulsboro Natural Gas Pipeline commenced service. Concurrent with the commencement of operations, a new services agreement was entered into between PBF Holding and PNGPC.

(i)	The minimum throughput revenue commitment for the Knoxville Terminals Agreement- Terminaling Services is $894 for year one, $1,788 for year two and $2,683 for year three and thereafter.

(j)
Under the Toledo Rail Loading Agreement, PBF Holding has minimum throughput commitments for (i) 30 railcars per day of products and (ii) 11.5 railcars per day of premium products. The Toledo Rail Loading Agreement also specifies a maximum throughput rate of 50 railcars per day.

(k)	The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

Omnibus Agreement
In addition to the commercial agreements described above, PBF Holding entered into an omnibus agreement with PBFX, PBF GP and PBF LLC, which has been amended and restated in connection with certain of the Contribution Agreements with PBFX, PBF GP and PBF LLC for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as (i) PBF LLC’s agreement not to compete with PBFX under certain circumstances, subject to certain exceptions, (ii) PBFX’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the PBFX Offering, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and (iii) a license to use the PBF Logistics trademark and name.
On July 31, 2018, in connection with the Development Assets Contribution Agreements, the Company entered into the Fifth Amended and Restated Omnibus Agreement (the “Omnibus Agreement”) with PBFX, to update the provision of these executive management services and support for the Development Assets, which PBF Holding expects to result in an increase of the estimated annual fee to $7,000.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Services Agreement
Additionally, PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement with PBFX, pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under the commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air.
On July 31, 2018, in connection with the Development Assets Contribution Agreements, the Company entered into the Sixth Amended and Restated Operation and Management Services and Secondment Agreement with PBFX (the “Services Agreement”), resulting in an increase of the annual fee to $8,587. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30-days’ notice.
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows:

	Year Ended December 31,
	2018	2017	2016
Reimbursements under affiliate agreements:
Services Agreement	$7,477	$6,626	$5,121
Omnibus Agreement	7,468	6,899	4,805
Total expenses under affiliate agreements	259,426	240,654	175,448
Total reimbursements under the Omnibus Agreement are included in General and administrative expenses and reimbursements under the Services Agreement and expenses under affiliate agreements are included in Cost of products and other in the Company’s statements of operations.
Financial Sponsors
As of December 31, 2013 PBF Energy’s financial sponsors had received the full return of their aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by the investment funds associated with the initial investors in PBF LLC in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to such investment funds (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by the investment funds associated with the initial investors in PBF LLC are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were no distributions to PBF LLC Series B unitholders for the years ending December 31, 2018 and 2017. The total amount distributed to the PBF LLC Series B unitholders for the year ending December 31, 2016 was $6,152.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

11. COMMITMENTS AND CONTINGENCIES
Lease and Other Commitments
The Company leases office space, office equipment, refinery facilities and equipment and railcars under non-cancelable operating leases, with terms ranging from one to twenty years, subject to certain renewal options as applicable. Total rent expense was $129,599, $125,433, and $129,768 (excluding expenses for leases with affiliates of $131,819, $97,771 and $46,511) for the years ended December 31, 2018, 2017 and 2016, respectively. The Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for certain of its refineries. The Company made purchases of $68,613, $64,050 and $53,364 under these supply agreements for the years ended December 31, 2018, 2017 and 2016, respectively.
The fixed and determinable amounts of the obligations under these agreements, inclusive of operating leases and minimum volume commitments with affiliates and total minimum future annual rentals to third parties, exclusive of related costs, are approximately:

Year Ending December 31,
2019	$342,210
2020	321,177
2021	284,963
2022	179,735
2023	169,901
Thereafter	542,513
Total obligations	$1,840,499
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $10,961 recorded as of December 31, 2018 ($10,282 as of December 31, 2017) represents the present value of expected future costs discounted at a rate of 8.0%. At December 31, 2018 the undiscounted liability totaled $17,807 and the Company expects to make aggregate payments for this liability of $5,932 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of December 31, 2018 and 2017, this liability is self-guaranteed by the Company.

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
In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with EPA. The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery. At the time the Company acquired the Chalmette refinery it was subject to a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) issued by the Louisiana Department of Environmental Quality (“LDEQ”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement to negotiate the resolution of deviations on or before December 31, 2014. On May 18, 2018 the Order was settled by LDEQ and the Chalmette refinery for an administrative penalty of $741, of which $100 has been paid in cash and the remainder has been spent on beneficial environmental projects.
The Delaware City refinery appealed a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City refinery has paid the penalty. The Coastal Zone Act status decision request was submitted to DNREC and the outstanding appeal was withdrawn as required under the settlement agreement.
On December 28, 2016, DNREC issued a Coastal Zone Act permit (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The Judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing, ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. DCR is currently evaluating its appeal options.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $130,817 as of December 31, 2018 ($136,487 as of December 31, 2017), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The Company expects to make aggregate payments for this liability of $46,189 over the next five years. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
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
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after the Company’s acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. The Company is currently in communication with EPA to resolve the RMP preliminary findings. EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. In April 2017, EPA referred the RCRA preliminary findings to DTSC for final resolution. On March 1, 2018, the Company received a notice of intent to sue from Environmental Integrity Project, on behalf of Environment California, under RCRA with respect to the alleged violations from EPA’s and DTSC’s December 2016 inspection. On March 2, 2018, DTSC issued an order to correct alleged RCRA violations relating to the accumulation of oil bearing materials in roll off bins during 2016 and 2017. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $150. The Torrance refinery has complied with these requirements. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these remaining alleged RCRA violations. Other than the $150 DTSC administrative penalty, no other settlement or penalty demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $100. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution but any such amount

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.
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
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, all of the Northeastern states and Washington DC have adopted sulfur controls on heating oil. As of July 1, 2018 most of the Northeastern states require heating oil with 15 PPM or less sulfur (except for Pennsylvania and Maryland where less than 500 PPM sulfur is required). All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company’s financial position, results of operations or cash flows.
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
In addition, on November 26, 2018 EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene was implemented prior to the deadline of January 30, 2018. The Company is in the process of implementing the requirements of this regulation. The regulation does not have a material impact on the Company’s financial position, results of operations or cash flows.
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
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
Tax Receivable Agreement
PBF Energy (the Company’s indirect parent) entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B unitholders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to such persons of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis, as described below, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefits deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of purchases or exchanges of PBF LLC Series A Units for shares of PBF Energy Class A common stock and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless: (i) PBF Energy exercises its right to terminate the Tax Receivable Agreement, (ii) PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or (iii) certain changes of control occur, in which case all obligations under the Tax Receivable Agreement will generally be accelerated and due as calculated under certain assumptions.
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.0% and 96.7% interest in PBF LLC as of December 31, 2018 and December 31, 2017, respectively. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

As a result of the reduction of the corporate federal tax rate to 21% as part of the TCJA, PBF Energy’s liability associated with the Tax Receivable Agreement was reduced.

12. EQUITY STRUCTURE
PBF Holding has no common stock outstanding. As of December 31, 2018, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. The following sections represent the equity structure of the Company’s indirect and direct parents, PBF Energy and PBF LLC, respectively.
PBF Energy Capital Structure
PBF Energy Class A Common Stock
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
PBF Energy Class B Common Stock
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
PBF Energy Preferred Stock
Authorized preferred stock may be issued in one or more series, with designations, powers and preferences as shall be designated by the Board of Directors.
PBF LLC Capital Structure
PBF LLC Series A Units
The allocation of profits and losses and distributions to PBF LLC Series A unitholders is governed by the Limited Liability Company Agreement of PBF LLC. These allocations are made on a pro rata basis with PBF LLC Series C Units. PBF LLC Series A unitholders do not have voting rights.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

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
Noncontrolling Interest
Subsequent to the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded earnings attributable to the noncontrolling interest in these subsidiaries of $44 and $95 for the years ended December 31, 2018 and December 31, 2017, respectively.

13. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
	2018	2017	2016
PBF Energy options	$11,545	$9,369	$11,020
PBF Energy restricted shares	7,460	12,134	7,276
PBF Energy performance awards	1,207	—	—
	$20,212	$21,503	$18,296
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
The Company did not issue PBF LLC Series A Unit compensatory warrants or options in 2018, 2017 or 2016.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table summarizes activity for PBF LLC Series A compensatory warrants and options for the years ended December 31, 2018, 2017 and 2016:

	Number of PBF LLC Series A Compensatory Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock Based Compensation, Outstanding at January 1, 2016	640,779	$10.59	5.46
Exercised	(27,833)	10.00	—
Outstanding at December 31, 2016	612,946	$10.62	4.47
Exercised	(126,634)	10.17	—
Outstanding at December 31, 2017	486,312	$10.73	3.52
Exercised	(243,700)	10.62	—
Outstanding at December 31, 2018	242,612	$10.85	2.64

Exercisable and vested at December 31, 2018	242,612	$10.85	2.64
Exercisable and vested at December 31, 2017	486,312	$10.73	3.52
Exercisable and vested at December 31, 2016	612,946	$10.62	4.47
Expected to vest at December 31, 2018	242,612	$10.85	2.64

The total intrinsic value of stock options both outstanding and exercisable at December 31, 2018 and December 31, 2017 was $5,290 and $12,016, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017, and 2016 was $7,487, $2,301, and $461, respectively.
There was no unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2018 and December 31, 2017.
Prior to 2014, members of management of the Company had also purchased non-compensatory Series A warrants in PBF LLC with an exercise price of $10.00 per unit, all of which were immediately exercisable. During the year ended December 31, 2018, 19,400 non-compensatory warrants were exercised. There were no non-compensatory warrants exercised during December 31, 2017. At December 31, 2018 and 2017, there were 13,319 and 32,719 non-compensatory warrants outstanding, respectively.
PBF LLC Series B Units
PBF LLC Series B Units were issued and allocated to certain members of management during the years ended December 31, 2011 and 2010. One-quarter of the PBF LLC Series B Units vested at the time of grant and the remaining three-quarters vested in equal annual installments on each of the first three anniversaries of the grant date, subject to accelerated vesting upon certain events. The Series B Units fully vested during the year ended December 31, 2013. There was no activity related to the Series B units for the years ended December 31, 2018, 2017 or 2016.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The PBF Energy options and restricted Class A common stock vest in equal annual installments on each of the first four anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.
The following table summarizes activity for PBF Energy restricted stock for the years ended December 31, 2018, 2017 and 2016.

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	294,880	$30.87
Granted	360,820	22.44
Vested	(134,331)	31.43
Forfeited	—	—
Nonvested at December 31, 2016	521,369	$24.89
Granted	762,425	25.86
Vested	(172,978)	24.99
Forfeited	(15,100)	24.18
Nonvested at December 31, 2017	1,095,716	$25.56
Granted	58,830	47.24
Vested	(345,073)	26.13
Forfeited	(15,519)	24.18
Nonvested at December 31, 2018	793,954	$26.88

Unrecognized compensation expense related to PBF Energy Restricted Class A Common Stock at December 31, 2018 was $10,280, which will be recognized from 2019 through 2022.
The estimated fair value of PBF Energy options granted during the years ended December 31, 2018, 2017 and 2016 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

	December 31, 2018	December 31, 2017	December 31, 2016
Expected life (in years)	6.25	6.25	6.25
Expected volatility	35.8%	39.5%	39.7%
Dividend yield	3.49%	4.58%	4.73%
Risk-free rate of return	2.82%	2.09%	1.42%
Exercise price	$35.25	$26.52	$26.18

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table summarizes activity for PBF Energy options for the years ended December 31, 2018, 2017 and 2016.

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2016	4,256,375	$27.89	8.32
Granted	1,792,000	26.18	10.00
Exercised	(11,250)	25.86	—
Forfeited	(66,500)	28.74	—
Outstanding at December 31, 2016	5,970,625	$27.37	8.02
Granted	1,638,075	26.52	10.00
Exercised	(462,500)	25.65	—
Forfeited	(263,425)	27.71	—
Outstanding at December 31, 2017	6,882,775	$27.27	7.82
Granted	2,500,742	35.25	10.00
Exercised	(884,878)	27.57	—
Forfeited	(141,981)	33.49	—
Outstanding at December 31, 2018	8,356,658	$29.60	7.48
Exercisable and vested at December 31, 2018	3,531,066	$27.39	6.27
Exercisable and vested at December 31, 2017	2,958,875	$27.58	6.77
Exercisable and vested at December 31, 2016	2,271,375	$27.23	7.21
Expected to vest at December 31, 2018	8,356,658	$29.60	7.48
The total estimated fair value of PBF Energy options granted in 2018 and 2017 was $23,892 and $10,913 and the weighted average per unit fair value was $9.55 and $6.66. The total intrinsic value of stock options outstanding and exercisable at December 31, 2018, was $36,523 and $19,355, respectively. The total intrinsic value of stock options outstanding and exercisable at December 31, 2017, was $56,656 and $23,665, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was $12,445 and $2,365, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2018 was $33,162, which will be recognized from 2019 through 2022.
PBF Energy Performance Awards
Performance Share Awards
In October 2018, the PBF Energy granted 179,072 performance share awards, with a weighted average grant date fair value of $50.23, to certain officers of the Company which have a three-year performance period from January 1, 2018 through December 31, 2020 (“Performance Cycle”). The payout for the performance share units is based on the relative ranking of the TSR of PBF Energy’s common stock as compared to the TSR of a selected group of industry peer companies over an average of four measurement periods. The performance share units will vest on December 31, 2020, subject to forfeiture or acceleration under certain circumstances set forth in the award agreement.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The performance share awards are issued under PBF Energy’s 2017 equity compensation plan and are settled in PBF Energy’s common stock at the end of the performance cycle. The number of shares distributed will range from zero to 200 percent of the number of performance share units granted based on the Company’s achievement of prescribed TSR rankings relative to its peers during the applicable performance measurement periods in the Performance Cycle plus additional shares of Common Stock may be awarded at vesting with respect to the computed value of dividend equivalents accrued during such performance measurement. The performance share awards are accounted for as equity awards, for which the fair value was determined on the grant date by application of a Monte Carlo simulation model. For the year ended December 31, 2018 there have been no forfeitures of performance share awards.
The performance share awards grant date fair value was calculated using a Monte Carlo valuation model with the following assumptions:

Risk-free interest rate	2.89%
Dividend yield	2.95%
Expected volatility	39.04%

The risk-free interest rate for the remaining performance period as of the grant date is based on a linear interpolation of published yields of traded U.S. Treasury Interest-Only STRIP Bonds. The dividend yield assumption is based on the annualized most recent quarterly dividend divided by the stock price on the grant date. The assumption for the expected volatility of the Company’s stock price reflects the average of PBF Energy’s common stock historical and implied volatility.
As of December 31, 2018, unrecognized compensation cost related to performance share awards was $8,303, which is expected to be recognized over a weighted average period of two years.

Performance Unit awards
In October 2018, the Company granted 7,279,188 performance unit awards, with a fair value of $0.92 at December 31, 2018, to certain officers of the Company. The Performance Cycle and payout methodology for the performance unit awards is consistent with that of the performance share units. The performance units will vest on December 31, 2020, subject to forfeiture or acceleration under certain circumstances set forth in the award agreement.
The performance unit awards are dollar denominated with a target value of $1.00, with actual payout of up to $2.00 per unit (or 200 percent of target). The performance unit awards are settled in cash based on the payout amount determined at the end of the performance cycle. The Company accounts for the performance unit awards as liability awards which the Company recorded at fair market value on the date of grant. Subsequently, the performance unit awards will be marked-to-market at the end of each fiscal quarter by application of a Monte Carlo simulation model. For the year ended December 31, 2018 there have been no forfeitures of performance unit awards.
As of December 31, 2018, unrecognized compensation cost related to performance unit awards was $6,182, which is expected to be recognized over a weighted average period of two years.

14. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to Internal Revenue Service limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $26,310, $23,321 and $19,746 for the years ended December 31, 2018, 2017 and 2016, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Defined Benefit and Post-Retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan (the “Qualified Plan”) with a policy to fund pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws. In addition, the Company sponsors a supplemental pension plan covering certain employees, which provides incremental payments that would have been payable from the Company’s principal pension plan, were it not for limitations imposed by income tax regulations (the “Supplemental Plan”). The funded status is measured as the difference between plan assets at fair value and the projected benefit obligation which is to be recognized in the consolidated balance sheet. The plan assets and benefit obligations are measured as of the consolidated balance sheet date.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2018 and 2017 were as follows:

	Pension Plans		Post-Retirement Medical Plan
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$185,231	$135,508	$21,527	$22,740
Service cost	47,344	40,572	1,148	1,263
Interest cost	5,793	4,336	620	688
Plan amendments	—	462	—	—
Plan settlements	—	(4,881)	—	—
Benefit payments	(7,214)	(4,034)	(562)	(693)
Actuarial (gain) loss	(12,811)	13,268	(3,388)	(2,471)
Projected benefit obligation at end of year	$218,343	$185,231	$19,345	$21,527
Change in plan assets:
Fair value of plan assets at beginning of year	$121,652	$75,367	$—	$—
Actual return on plan assets	(6,148)	14,019	—	—
Benefits paid	(7,214)	(4,034)	(562)	(693)
Plan settlements	—	(4,881)	—	—
Employer contributions	35,081	41,181	562	693
Fair value of plan assets at end of year	$143,371	$121,652	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$143,371	$121,652	$—	$—
Less benefit obligations at end of year	218,343	185,231	19,345	21,527
Funded status at end of year	$(74,972)	$(63,579)	$(19,345)	$(21,527)
The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2018 and 2017. The accumulated benefit obligation for the defined benefit plans approximated $184,531 and $148,011 at December 31, 2018 and 2017, respectively.
Benefit payments, which reflect expected future services, that the Company expects to pay are as follows for the years ended December 31:

	Pension Benefits	Post-Retirement Medical Plan
2019	$11,155	$1,342
2020	13,039	1,605
2021	16,570	1,726
2022	19,991	1,761
2023	19,228	1,746
Years 2024-2028	136,559	9,121

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $34,000 to the Company’s Pension Plans during 2019.

The components of net periodic benefit cost were as follows for the years ended December 31, 2018, 2017 and 2016:

	Pension Benefits			Post-Retirement Medical Plan
	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$47,344	$40,572	$36,359	$1,148	$1,263	$1,047
Interest cost	5,793	4,336	3,096	620	688	528
Expected return on plan assets	(8,540)	(5,766)	(4,681)	—	—	—
Settlement loss recognized	—	993	—	—	—	—
Amortization of prior service cost	85	53	53	646	646	541
Amortization of actuarial loss	285	452	1,043	—	—	—
Net periodic benefit cost	$44,967	$40,640	$35,870	$2,414	$2,597	$2,116

Lump sum payments made by the Supplemental Plan to employees retiring in 2018 did not exceed the Plan’s total service and interest costs expected for 2018. Lump sum payments made by the Supplemental Plan to employees retiring in 2017 exceeded the Plan’s total service and interest costs expected for 2017. Settlement losses are required to be recorded when lump sum payments exceed total service and interest costs. As a result, the 2017 pension expense included a settlement expense related to our cumulative lump sum payments made during the year ended December 31, 2017.
The pre-tax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
	2018	2017	2016	2018	2017	2016
Prior service costs	$—	$462	$—	$—	$—	$2,524
Net actuarial loss (gain)	1,877	5,015	176	(3,388)	(2,471)	1,487
Amortization of losses and prior service cost	(826)	(1,410)	(1,096)	(646)	(646)	(541)
Total changes in other comprehensive income (loss)	$1,051	$4,067	$(920)	$(4,034)	$(3,117)	$3,470

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2018 and 2017 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
	2018	2017	2018	2017
Prior service costs	$(799)	$(885)	$(4,691)	$(5,337)
Net actuarial (loss) gain	(24,136)	(22,544)	3,981	593
Total	$(24,935)	$(23,429)	$(710)	$(4,744)

The following pre-tax amounts included in accumulated other comprehensive income (loss) as of December 31, 2018 are expected to be recognized as components of net periodic benefit cost during the year ended December 31, 2019:

	Pension Benefits	Post-Retirement Medical Plan
Amortization of prior service costs	$(86)	$(646)
Amortization of net actuarial (loss) gain	(180)	135
Total	$(266)	$(511)

The weighted average assumptions used to determine the benefit obligations as of December 31, 2018 and 2017 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2018	2017	2018	2017	2018	2017
Discount rate - benefit obligations	4.22%	3.58%	4.17%	3.55%	3.99%	3.33%
Rate of compensation increase	4.55%	4.53%	5.00%	5.00%	—	—
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rates:
Effective rate for service cost	3.62%	4.15%	4.15%	3.58%	4.17%	4.17%	3.59%	4.10%	4.10%
Effective rate for interest cost	3.21%	3.38%	3.38%	3.15%	3.20%	3.20%	2.97%	3.11%	3.11%
Effective rate for interest on service cost	3.32%	3.59%	3.59%	3.24%	3.63%	3.63%	3.46%	3.84%	3.84%
Expected long-term rate of return on plan assets	6.25%	6.50%	7.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.53%	4.81%	4.81%	5.00%	5.50%	5.50%	N/A	N/A	N/A

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The assumed health care cost trend rates as of December 31, 2018 and 2017 were as follows:

	Post-Retirement Medical Plan
	2018	2017
Health care cost trend rate assumed for next year	5.8%	6.0%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2038	2038

Assumed health care cost trend rates have a significant effect on the amounts reported for retiree health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects on the medical post-retirement benefits:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$11	$(10)
Effect on accumulated post-retirement benefit obligation	237	(226)
The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2018 and 2017 by level of fair value hierarchy. Assets categorized in Level 2 of the hierarchy consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient (Level 2)
	December 31,
	2018	2017
Equities:
Domestic equities	$34,800	$36,582
Developed international equities	19,201	17,236
Emerging market equities	10,263	8,474
Global low volatility equities	11,437	9,983
Fixed-income	59,680	45,469
Real Estate	7,905	—
Cash and cash equivalents	85	3,908
Total	$143,371	$121,652
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2018, the plan’s target allocations for plan assets are 54% invested in equity securities, 40% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

15. REVENUES
Adoption of ASC 606, “Revenue from Contracts with Customers”
Prior to January 1, 2018, the Company recognized revenue from customers when all of the following criteria were met: (i) persuasive evidence of an exchange arrangement existed, (ii) delivery had occurred or services had been rendered, (iii) the buyer’s price was fixed or determinable and (iv) collectability was reasonably assured. Amounts billed in advance of the period in which the service was rendered or product delivered were recorded as deferred revenue.
Effective January 1, 2018, the Company adopted ASC 606. As a result, the Company has changed its accounting policy for the recognition of revenue from contracts with customers as detailed below.
The Company adopted ASC 606 using the modified retrospective method, which has been applied for the year ended December 31, 2018. The Company has applied ASC 606 only to those contracts that were not complete as of January 1, 2018. As such, the financial information for prior periods has not been adjusted and continues to be reported under ASC 605. The Company did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are detailed below.
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
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Gasoline and distillates	$23,032,567	$18,316,079	$14,017,350
Feedstocks and other	1,374,272	1,218,468	376,471
Asphalt and blackoils	1,592,936	1,162,339	699,966
Chemicals	842,768	770,491	554,392
Lubricants	321,465	305,101	260,358
Total Revenues	$27,164,008	$21,772,478	$15,908,537
The majority of the Company’s revenues are generated from the sale of refined petroleum products. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Company also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606.
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $17,126 and $7,495 as of December 31, 2018 and December 31, 2017, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.
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

16. INCOME TAXES
PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes. Accordingly, there is generally no benefit or expense for federal or state income tax in the PBF Holding financial statements apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Ltd that are treated as C-Corporations for income tax purposes.
The reported income tax expense (benefit) in the PBF Holding consolidated statements of operations consists of the following:

	December 31, 2018	December 31, 2017	December 31, 2016
Current income tax expense	$766	$1,743	$3,887
Deferred income tax expense (benefit)	7,233	(12,526)	19,802
Total income tax expense (benefit)	$7,999	$(10,783)	$23,689
During the preparation of the financial statements for the first quarter of 2016, management determined that the deferred income tax liabilities for PBF Ltd were understated for prior periods. For the three months ended March 31, 2016, the Company incurred $30,602 of deferred tax expense and $121 of current tax expense relating to a correction of prior periods.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

A summary of the components of PBF Holding’s deferred tax assets and deferred tax liabilities consists of the following:

	December 31, 2018	December 31, 2017
Deferred tax assets
Other	$1,107	$348
Total deferred tax assets	1,107	348
Valuation allowances	—	—
Total deferred tax assets, net	1,107	348

Deferred tax liabilities
Property, plant and equipment	15,786	15,796
Inventory	25,686	17,707
Total deferred tax liabilities	41,472	33,503
Net deferred tax liability	$(40,365)	$(33,155)

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
In connection with the enactment of the TCJA, PBF Energy recognized the measurement of the tax effects related to the TCJA noting that the recognized amounts pertaining to the PBF Holding subsidiaries noted above were not material.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

17. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2018 and 2017.
We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. We have posted cash margin with various counterparties to support hedging and trading activities. The cash margin posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default. We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the consolidated balance sheet.

	As of December 31, 2018
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$2,784	$—	$—	$2,784	N/A	$2,784
Commodity contracts	1,230	8,872	—	10,102	(2,895)	7,207
Derivatives included with inventory intermediation agreement obligations	—	24,069	—	24,069	—	24,069
Liabilities:
Commodity contracts	2,685	210	—	2,895	(2,895)	—
Catalyst lease obligations	—	44,353	—	44,353	—	44,353

	As of December 31, 2017
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$4,730	$—	$—	$4,730	N/A	$4,730
Commodity contracts	10,031	357	—	10,388	(10,388)	—
Liabilities:
Commodity contracts	51,673	33,035	—	84,708	(10,388)	74,320
Catalyst lease obligations	—	59,048	—	59,048	—	59,048
Derivatives included with inventory intermediation agreement obligations	—	7,721	—	7,721	—	7,721

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

•
The commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward prices used to value these swaps were derived using broker quotes, prices from other third-party sources and other available market based data.

•
The derivatives included with inventory intermediation agreement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2018 and 2017, $9,694 and $9,593, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$—	$(84)
Purchases	—	—
Settlements	—	45
Unrealized gain included in earnings	—	39
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$—	$—

There were no transfers between levels during the years ended December 31, 2018 and 2017, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725,000	$688,420	$725,000	$763,945
2023 Senior Notes (a) (d)	500,000	479,387	500,000	522,101
Revolving Credit Facility (b)	—	—	350,000	350,000
PBF Rail Term Loan (b)	21,554	21,554	28,366	28,366
Catalyst leases (c)	44,353	44,353	59,048	59,048
	1,290,907	1,233,714	1,662,414	1,723,460
Less - Current debt (c)	(2,378)	(2,378)	(10,987)	(10,987)
Less - Unamortized deferred financing costs	(30,537)	n/a	(25,178)	n/a
Long-term debt	$1,257,992	$1,231,336	$1,626,249	$1,712,473

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the Senior Notes.
(b) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst. During 2017 Delaware City Refining entered into two platinum bridge leases which were settled during the second quarter of 2018. During 2018 Delaware City Refining, Toledo Refining and Chalmette Refining entered into three new platinum bridge leases which will expire in 2019. The bridge leases are payable at maturity and are not anticipated to be renewed. The total outstanding balance related to these bridge leases as of December 31, 2018 was $2,378 and is included in Current debt in the Company’s consolidated balance sheet.

(d) As discussed in “Note 8 - Credit Facility and Debt”, these notes became unsecured following the Collateral Fall-Away Event on May 30, 2017.

18. DERIVATIVES

The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company entered into the Inventory Intermediation Agreements that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying intermediates and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of December 31, 2018, there were 3,350,166 barrels of intermediates and refined products (3,000,142 barrels at December 31, 2017) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2018, there were 5,801,000 barrels of crude oil and 1,609,000 barrels of refined products (22,348,000 and 1,989,000, respectively, as of December 31, 2017), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of December 31, 2018 and December 31, 2017 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
December 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$24,069
December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(7,721)

Derivatives not designated as hedging instruments:
December 31, 2018:
Commodity contracts	Accounts receivable	$7,207
December 31, 2017:
Commodity contracts	Accrued expenses	$(74,320)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the consolidated statements of operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the year ended December 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$31,790
For the year ended December 31, 2017:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(13,779)
For the year ended December 31, 2016
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(29,453)

Derivatives not designated as hedging instruments:
For the year ended December 31, 2018:
Commodity contracts	Cost of products and other	$(123,770)
For the year ended December 31, 2017:
Commodity contracts	Cost of products and other	$(85,443)
For the year ended December 31, 2016
Commodity contracts	Cost of products and other	$(55,557)

Hedged items designated in fair value hedges:
For the year ended December 31, 2018:
Intermediate and refined product inventory	Cost of products and other	$(31,790)
For the year ended December 31, 2017:
Intermediate and refined product inventory	Cost of products and other	$13,779
For the year ended December 31, 2016
Intermediate and refined product inventory	Cost of products and other	$29,453

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2018, 2017 and 2016.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

19. SUBSEQUENT EVENTS
Dividend Declared
On February 14, 2019, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on March 14, 2019 to Class A common stockholders of record as of February 28, 2019.
Rail Agreement Amendments

On February 13, 2019, the Company amended the existing Amended and Restated Delaware City Rail Terminaling Services Agreement between Delaware City Terminaling Company LLC and PBF Holding for the inclusion of services through certain rail infrastructure at PBFX’s recently acquired East Coast Storage Assets (the “East Coast Rail Assets”). The Company also entered into a new Terminaling Services Agreement, between Delaware City Terminaling Company and PBF Holding, with a four year term starting in 2022, subsequent to the expiration of the Amended and Restated Delaware City Rail Terminaling Services Agreement, related to the DCR Rail Facilities and the East Coast Rail Assets, which will reduce the MVC to 95,000 bpd and includes additional services to be provided by PBFX as operator of facilities owned by PBF Holding’s subsidiaries.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

20. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

20. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONSOLIDATING BALANCE SHEETS

	December 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$526,038	$9,079	$26,574	$—	$561,691
Accounts receivable	690,097	7,255	13,343	—	710,695
Accounts receivable - affiliate	1,771	9,543	733	—	12,047
Inventories	1,685,322	—	178,734	—	1,864,056
Prepaid and other current assets	20,654	30,003	1,783	—	52,440
Due from related parties	33,793,126	25,057,250	9,534,212	(68,384,588)	—
Total current assets	36,717,008	25,113,130	9,755,379	(68,384,588)	3,200,929

Property, plant and equipment, net	17,323	2,722,679	231,225	—	2,971,227
Investment in subsidiaries	—	421,438	—	(421,438)	—
Investment in equity method investee	—	—	169,472	—	169,472
Deferred charges and other assets, net	16,117	855,697	34	—	871,848
Total assets	$36,750,448	$29,112,944	$10,156,110	$(68,806,026)	$7,213,476

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$278,206	$189,671	$15,888	$—	$483,765
Accounts payable - affiliate	34,251	14,764	489	—	49,504
Accrued expenses	1,364,005	156,147	58,886	—	1,579,038
Current debt	—	2,378	—	—	2,378
Deferred revenue	15,599	1,522	5	—	17,126
Due to related parties	28,340,713	30,433,385	9,610,490	(68,384,588)	—
Total current liabilities	30,032,774	30,797,867	9,685,758	(68,384,588)	2,131,811

Long-term debt	1,194,721	41,975	21,296	—	1,257,992
Deferred tax liabilities	—	—	40,365	—	40,365
Other long-term liabilities	54,921	194,535	4,145	—	253,601
Investment in subsidiaries	1,938,325	—	—	(1,938,325)	—
Total liabilities	33,220,741	31,034,377	9,751,564	(70,322,913)	3,683,769

Commitments and contingencies

Equity:
PBF Holding Company LLC equity
Member’s equity	2,652,424	1,737,232	323,690	(2,060,922)	2,652,424
Retained earnings	890,376	(3,662,009)	80,856	3,581,153	890,376
Accumulated other comprehensive loss	(23,945)	(7,508)	—	7,508	(23,945)
Total PBF Holding Company LLC equity	3,518,855	(1,932,285)	404,546	1,527,739	3,518,855
Noncontrolling interest	10,852	10,852	—	(10,852)	10,852
Total equity	3,529,707	(1,921,433)	404,546	1,516,887	3,529,707
Total liabilities and equity	$36,750,448	$29,112,944	$10,156,110	$(68,806,026)	$7,213,476

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

20. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONSOLIDATING BALANCE SHEETS

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

20. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$26,935,156	$1,532,383	$2,961,078	$(4,264,609)	$27,164,008

Cost and expenses:
Cost of products and other	25,170,899	940,247	2,898,082	(4,264,609)	24,744,619
Operating expenses (excluding depreciation and amortization expense as reflected below)	54	1,623,564	31,131	—	1,654,749
Depreciation and amortization expense	—	322,015	7,694	—	329,709
Cost of sales	25,170,953	2,885,826	2,936,907	(4,264,609)	26,729,077
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	222,976	26,652	4,206	—	253,834
Depreciation and amortization expense	10,634	—	—	—	10,634
Equity income in investee	—	—	(17,819)	—	(17,819)
(Gain) loss on sale of asset	—	(43,118)	24	—	(43,094)
Total cost and expenses	25,404,563	2,869,360	2,923,318	(4,264,609)	26,932,632

Income (loss) from operations	1,530,593	(1,336,977)	37,760	—	231,376

Other income (expense):
Equity in earnings of subsidiaries	(1,302,931)	28,696	—	1,274,235	—
Change in fair value of catalyst leases	—	5,587	—	—	5,587
Interest expense, net	(124,339)	(1,725)	(1,065)	—	(127,129)
Other non-service components of net periodic benefit cost	(379)	1,488	—	—	1,109
Income (loss) before income taxes	102,944	(1,302,931)	36,695	1,274,235	110,943
Income tax expense	—	—	7,999	—	7,999
Net income (loss)	102,944	(1,302,931)	28,696	1,274,235	102,944
Less: net income attributable to noncontrolling interests	44	44	—	(44)	44
Net income (loss) attributable to PBF Holding Company LLC	$102,900	$(1,302,975)	$28,696	$1,274,279	$102,900

Comprehensive income (loss) attributable to PBF Holding Company LLC	$105,883	$(1,302,975)	$28,696	$1,274,279	$105,883

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

20. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$21,489,767	$1,488,687	$2,376,654	$(3,582,630)	$21,772,478

Cost and expenses:
Cost of products and other	19,354,399	962,929	2,361,129	(3,582,630)	19,095,827
Operating expenses (excluding depreciation and amortization expense as reflected below)	(42)	1,594,937	31,545	—	1,626,440
Depreciation and amortization expense	—	246,662	7,609	—	254,271
Cost of sales	19,354,357	2,804,528	2,400,283	(3,582,630)	20,976,538
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	170,211	28,258	(531)	—	197,938
Depreciation and amortization expense	12,964	—	—	—	12,964
Equity income in investee	—	—	(14,565)	—	(14,565)
Loss on sale of asset	—	1,458	—	—	1,458
Total cost and expenses	19,537,532	2,834,244	2,385,187	(3,582,630)	21,174,333

Income (loss) from operations	1,952,235	(1,345,557)	(8,533)	—	598,145

Other income (expense)
Equity in earnings of subsidiaries	(1,349,208)	1,273	—	1,347,935	—
Change in fair value of catalyst leases	—	(2,247)	—	—	(2,247)
Debt extinguishment costs	(25,451)	—	—	—	(25,451)
Interest expense, net	(120,150)	(1,501)	(977)	—	(122,628)
Other non-service components of net periodic benefit cost	(226)	(1,176)	—	—	(1,402)
Income (loss) before income taxes	457,200	(1,349,208)	(9,510)	1,347,935	446,417
Income tax benefit	—	—	(10,783)	—	(10,783)
Net income (loss)	457,200	(1,349,208)	1,273	1,347,935	457,200
Less: net income attributable to noncontrolling interests	95	95	—	(95)	95
Net income (loss) attributable to PBF Holding Company LLC	$457,105	$(1,349,303)	$1,273	$1,348,030	$457,105

Comprehensive income (loss) attributable to PBF Holding Company LLC	$456,139	$(1,349,303)	$1,273	$1,348,030	$456,139

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

20. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$15,808,556	$800,647	$1,524,691	$(2,225,357)	$15,908,537

Cost and expenses
Cost of products and other	13,813,293	649,242	1,527,910	(2,225,357)	13,765,088
Operating expenses (excluding depreciation and amortization expense as reflected below)	41	1,356,125	33,969	—	1,390,135
Depreciation and amortization expense	—	194,702	9,303	—	204,005
Cost of sales	13,813,334	2,200,069	1,571,182	(2,225,357)	15,359,228
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	123,017	27,602	(1,109)	—	149,510
Depreciation and amortization expense	5,835	—	—	—	5,835
Equity income in investee	—	—	(5,679)	—	(5,679)
Loss on sale of assets	2,392	150	8,832	—	11,374
Total cost and expenses	13,944,578	2,227,821	1,573,226	(2,225,357)	15,520,268

Income (loss) from operations	1,863,978	(1,427,174)	(48,535)	—	388,269

Other income (expense):
Equity in earnings of subsidiaries	(1,502,243)	(74,507)	—	1,576,750	—
Change in fair value of catalyst leases	—	1,422	—	—	1,422
Interest expense, net	(125,715)	(1,538)	(2,283)	—	(129,536)
Other non-service components of net periodic benefit cost	(133)	(447)	—	—	(580)
Income (loss) before income taxes	235,887	(1,502,244)	(50,818)	1,576,750	259,575
Income tax expense	—	—	23,689	—	23,689
Net income (loss)	235,887	(1,502,244)	(74,507)	1,576,750	235,886
Less: net income attributable to noncontrolling interests	269	269	—	(269)	269
Net income (loss) attributable to PBF Holding Company LLC	$235,618	$(1,502,513)	$(74,507)	$1,577,019	$235,617

Comprehensive income (loss) attributable to PBF Holding Company LLC	$233,026	$(1,502,513)	$(74,507)	$1,577,019	$233,025

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

20. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$102,944	$(1,302,931)	$28,696	$1,274,235	$102,944
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,852	322,051	7,784	—	346,687
Stock-based compensation	173	20,039	—	—	20,212
Change in fair value of catalyst leases	—	(5,587)	—	—	(5,587)
Deferred income taxes	—	—	7,233	—	7,233
Non-cash change in inventory repurchase obligations	(31,790)	—	—	—	(31,790)
Non-cash lower of cost or market inventory adjustment	351,278	—	—	—	351,278
Pension and other post-retirement benefit costs	7,771	39,610	—	—	47,381
Income from equity method investee	—	—	(17,819)	—	(17,819)
Distributions from equity method investee	—	—	17,819	—	17,819
Gain on sale of assets	—	(43,094)	—	—	(43,094)
Equity in earnings (loss) of subsidiaries	1,302,931	(28,696)	—	(1,274,235)	—
Changes in operating assets and liabilities:
Accounts receivable	213,200	350	26,883	—	240,433
Due to/from affiliates	(1,608,556)	1,483,875	121,169	—	(3,512)
Inventories	(54,285)	—	52,748	—	(1,537)
Prepaid and other current assets	(129)	(2,905)	117	—	(2,917)
Accounts payable	(135,623)	30,974	(6,066)		(110,715)
Accrued expenses	(43,147)	20,563	(210,411)	—	(232,995)
Deferred revenue	9,594	50	(13)	—	9,631
Other assets and liabilities	32,685	(10,217)	(21,149)	—	1,319
Net cash provided by operating activities	$163,898	$524,082	$6,991	$—	$694,971

Cash flows from investing activities:
Expenditures for property, plant and equipment	(6,172)	(268,914)	(2,172)	—	(277,258)
Expenditures for deferred turnaround costs	—	(266,028)	—	—	(266,028)
Expenditures for other assets	—	(17,055)	—	—	(17,055)
Proceeds from sale of assets	—	48,290	—	—	48,290
Equity method investment - return of capital	—	—	2,431	—	2,431
Due to/from affiliates	(31)	—	—	31	—
Net cash (used in) provided by investing activities	$(6,203)	$(503,707)	$259	$31	$(509,620)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

20. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Cash flows from financing activities:
Contributions from PBF LLC	$287,000	$—	$—	$—	$287,000
Distributions to members	(42,533)	(10,054)	—	—	(52,587)
Repayments of revolver borrowings	(350,000)	—	—	—	(350,000)
Repayments of PBF Rail Term Loan	—	—	(6,812)	—	(6,812)
Repayments of note payable	—	(5,621)	—	—	(5,621)
Catalyst lease settlements	—	(9,108)	—	—	(9,108)
Due to/from affiliates	—	31	—	(31)	—
Deferred financing costs and other	(12,692)	—	—	—	(12,692)
Net cash used in financing activities	$(118,225)	$(24,752)	$(6,812)	$(31)	$(149,820)

Net increase (decrease) in cash and cash equivalents	39,470	(4,377)	438	—	35,531
Cash and cash equivalents, beginning of period	486,568	13,456	26,136	—	526,160
Cash and cash equivalents, end of period	$526,038	$9,079	$26,574	$—	$561,691

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

20. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$457,200	$(1,349,208)	$1,273	$1,347,935	$457,200
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	19,971	246,984	7,696	—	274,651
Stock-based compensation	—	21,503	—	—	21,503
Change in fair value of catalyst leases	—	2,247	—	—	2,247
Deferred income taxes	—	—	(12,526)	—	(12,526)
Non-cash change in inventory repurchase obligations	13,779	—	—	—	13,779
Non-cash lower of cost or market inventory adjustment	(295,532)	—	—	—	(295,532)
Debt extinguishment costs	25,451	—	—	—	25,451
Distribution received from subsidiaries	—	7,200	—	(7,200)	—
Pension and other post-retirement benefit costs	6,607	35,635	—	—	42,242
Equity in earnings (loss) of subsidiaries	1,349,208	(1,273)	—	(1,347,935)	—
Income from equity method investee	—	—	(14,565)	—	(14,565)
Distributions from equity method investee	—	—	20,244	—	20,244
Loss on sale of assets	—	1,458	—	—	1,458
Changes in operating assets and liabilities:
Accounts receivable	(304,151)	394	(31,491)	—	(335,248)
Due to/from affiliates	(1,696,091)	1,709,868	(10,544)	—	3,233
Inventories	(6,725)	—	(47,980)	—	(54,705)
Prepaid expense and other current assets	6,922	(14,373)	(1,740)	—	(9,191)
Accounts payable	53,569	(28,168)	7,663	1,463	34,527
Accrued expenses	288,434	(38,022)	102,703	—	353,115
Deferred revenue	(4,896)	34	17	—	(4,845)
Other assets and liabilities	(11,740)	(19,098)	(21,136)	—	(51,974)
Net cash (used in) provided by operating activities	$(97,994)	$575,181	$(386)	$(5,737)	$471,064

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1,884)	(230,261)	(511)	—	(232,656)
Expenditures for deferred turnaround costs	—	(379,114)	—	—	(379,114)
Expenditures for other assets	—	(31,143)	—	—	(31,143)
Equity method investment - return of capital	—	—	1,300	—	1,300
Due to/from affiliates	(856)	—	—	856	—
Net cash (used in) provided by investing activities	$(2,740)	$(640,518)	$789	$856	$(641,613)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

20. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Cash flows from financing activities:
Contributions from PBF LLC	$97,000	$—	$—	$—	$97,000
Distributions to members	(61,149)	—	—	—	(61,149)
Distributions to T&M and Collins shareholders	—	—	(9,000)	7,200	(1,800)
Payment received for affiliate note receivable	—	11,600	—	—	11,600
Proceeds from 2025 Senior Notes	725,000	—	—	—	725,000
Cash paid to extinguish 2020 Senior Notes	(690,209)	—	—	—	(690,209)
Proceeds from revolver borrowings	490,000	—	—	—	490,000
Repayments of revolver borrowings	(490,000)	—	—	—	(490,000)
Repayments of PBF Rail Term Loan	—	—	(6,633)	—	(6,633)
Repayments of note payable	—	(1,210)	—	—	(1,210)
Catalyst lease settlements	—	10,830	—	—	10,830
Due to/from affiliates	—	856	—	(856)	—
Deferred financing costs and other	(13,425)	—	—	—	(13,425)
Net cash provided by (used in) financing activities	$57,217	$22,076	$(15,633)	$6,344	$70,004

Net (decrease) increase in cash and cash equivalents	(43,517)	(43,261)	(15,230)	1,463	(100,545)
Cash and cash equivalents, beginning of period	530,085	56,717	41,366	(1,463)	626,705
Cash and cash equivalents, end of period	$486,568	$13,456	$26,136	$—	$526,160

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

20. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$235,887	$(1,502,244)	$(74,507)	$1,576,750	$235,886
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,873	194,723	9,337	—	218,933
Stock-based compensation	—	18,296	—	—	18,296
Change in fair value of catalyst leases	—	(1,422)	—	—	(1,422)
Deferred income taxes	—	—	19,802	—	19,802
Non-cash change in inventory repurchase obligations	29,453	—	—	—	29,453
Non-cash lower of cost or market inventory adjustment	(521,348)	—	—	—	(521,348)
Pension and other post-retirement benefit costs	7,139	30,848	—	—	37,987
Income from equity method investee	—	—	(5,679)	—	(5,679)
Loss on sale of assets	2,392	150	8,832	—	11,374
Equity in earnings of subsidiaries	1,502,243	74,507	—	(1,576,750)	—
Changes in operating assets and liabilities:
Accounts receivable	(168,338)	3,058	4,158	—	(161,122)
Due to/from affiliates	(2,031,933)	2,046,280	(4,626)	—	9,721
Inventories	217,629	—	18,973	—	236,602
Prepaid and other current assets	(3,200)	(2,675)	92	—	(5,783)
Accounts payable	163,272	41,025	7,405	1,812	213,514
Accrued expenses	531,613	(353,591)	49,964	—	227,986
Deferred revenue	6,858	1,438	1	—	8,297
Other assets and liabilities	(5,833)	(16,238)	1,193	—	(20,878)
Net cash (used in) provided by operating activities	$(19,293)	$534,155	$34,945	$1,812	$551,619

Cash flows from investing activities:
Acquisition of Torrance refinery and related logistics assets	(971,932)	—	—	—	(971,932)
Chalmette Acquisition working capital settlement	—	(2,659)	—	—	(2,659)
Expenditures for property, plant and equipment	(21,563)	(255,434)	(5,433)	—	(282,430)
Expenditures for deferred turnaround costs	—	(198,664)	—	—	(198,664)
Expenditures for other assets	—	(42,506)	—	—	(42,506)
Investment in subsidiaries	12,800	—	—	(12,800)	—
Capital contributions to subsidiaries	(8,287)	—	—	8,287	—
Proceeds from sale of assets	4,802	—	19,890	—	24,692
Net cash (used in) provided by investing activities	$(984,180)	$(499,263)	$14,457	$(4,513)	$(1,473,499)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, BARREL AND PER BARREL DATA)

20. CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONSOLIDATING STATEMENTS OF CASH FLOWS (Continued)

Cash flows from financing activities:
Proceeds from member’s capital contributions	$—	$—	$8,287	$(8,287)	$—
Contributions from PBF LLC	450,300	—	—	—	450,300
Distribution to parent	—	—	(12,800)	12,800	—
Distributions to members	(139,434)	—	—	—	(139,434)
Proceeds from affiliate notes payable	43,396	—	—	—	43,396
Repayments of affiliate notes payable	(53,524)	—	—	—	(53,524)
Proceeds from revolver borrowings	550,000	—	—	—	550,000
Repayments of revolver borrowings	(200,000)	—	—	—	(200,000)
Repayments of Rail Facility revolver borrowings	—	—	(67,491)	—	(67,491)
Proceeds from PBF Rail Term Loan	—	—	35,000	—	35,000
Catalyst lease settlements	—	15,589	—	—	15,589
Net cash provided by (used in) financing activities	$650,738	$15,589	$(37,004)	$4,513	$633,836

Net (decrease) increase in cash and cash equivalents	(352,735)	50,481	12,398	1,812	(288,044)
Cash and cash equivalents, beginning of period	882,820	6,236	28,968	(3,275)	914,749
Cash and cash equivalents, end of period	$530,085	$56,717	$41,366	$(1,463)	$626,705

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF HOLDING COMPANY LLC (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: March 6, 2019
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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Director	March 6, 2019
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	March 6, 2019
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	March 6, 2019
(John Barone)	(Principal Accounting Officer)

/s/ Trecia Canty	Director	March 6, 2019
(Trecia Canty)

/s/ Matthew C. Lucey	Director	March 6, 2019
(Matthew C. Lucey)