Form 10-Q
period 2019-03-31
PBF Holding Co LLC; PBF Finance Corp
filed 2019-05-07
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
Or

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

PBF Holding Company LLC	☐ Yes ☐ No
PBF Finance Corporation	☐ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PBF Holding Company LLC	☐ Yes ☒ No
PBF Finance Corporation	☐ Yes ☒ No
Securities registered pursuant to Section 12(b) of The Act.

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
PBF Holding Company LLC has no common stock outstanding. As of May 6, 2019, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

This combined Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of March 31, 2019. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as "cautionary statements," are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2018 of PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2018 Annual Report on Form 10-K, and in our other filings with the United States of America (“U.S.”) Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•termination of our Inventory Intermediation Agreements with J. Aron, which could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain crude, intermediates and finished products located at the Company’s storage tanks at the Paulsboro and Delaware City refineries and at PBFX’s East Coast Storage Assets upon termination of these agreements;
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
•our ability to successfully integrate completed acquisitions into our business and realize the benefits from such acquisitions;
•liabilities arising from acquisitions that are unforeseen or exceed our expectations; and
•any decisions we continue to make with respect to our energy-related logistical assets that may be transferred to PBFX.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$384.6	$561.7
Accounts receivable	863.4	710.7
Accounts receivable - affiliate	4.7	12.0
Inventories	2,564.8	1,864.1
Prepaid and other current assets	122.4	52.5
Total current assets	3,939.9	3,201.0

Property, plant and equipment, net	3,014.3	2,971.2
Investment in equity method investee	167.7	169.5
Operating lease right of use assets - third party	245.1	—
Operating lease right of use assets - affiliate	655.6	—
Deferred charges and other assets, net	998.2	871.8
Total assets	$9,020.8	$7,213.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$546.0	$483.8
Accounts payable - affiliate	43.9	49.5
Accrued expenses	1,843.7	1,579.0
Current operating lease liabilities - third party	80.9	—
Current operating lease liabilities - affiliate	73.3	—
Current debt	2.5	2.4
Deferred revenue	63.6	17.1
Total current liabilities	2,653.9	2,131.8

Long-term debt	1,510.7	1,258.0
Deferred tax liabilities	33.2	40.4
Long-term operating lease liabilities - third party	164.7	—
Long-term operating lease liabilities - affiliate	582.3	—
Other long-term liabilities	251.0	253.5
Total liabilities	5,195.8	3,683.7

Commitments and contingencies (Note 5)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,658.4	2,652.5
Retained earnings	1,179.4	890.3
Accumulated other comprehensive loss	(23.7)	(23.9)
Total PBF Holding Company LLC equity	3,814.1	3,518.9
Noncontrolling interest	10.9	10.9
Total equity	3,825.0	3,529.8
Total liabilities and equity	$9,020.8	$7,213.5

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Revenues	$5,208.7	$5,799.6

Cost and expenses:
Cost of products and other	4,276.2	5,189.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	453.4	411.4
Depreciation and amortization expense	94.3	76.8
Cost of sales	4,823.9	5,677.8
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	51.2	58.3
Depreciation and amortization expense	2.8	2.7
Equity income in investee	(4.7)	(4.0)
Loss on sale of assets	—	0.1
Total cost and expenses	4,873.2	5,734.9

Income from operations	335.5	64.7

Other income (expense):
Change in fair value of catalyst leases	(3.1)	—
Interest expense, net	(27.4)	(33.3)
Other non-service components of net periodic benefit cost	(0.1)	0.3
Income before income taxes	304.9	31.7
Income tax benefit	(7.2)	(0.7)
Net income	312.1	32.4
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to PBF Holding Company LLC	$312.1	$32.4

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$312.1	$32.4
Other comprehensive income:
Net gain on pension and other post-retirement benefits	0.2	0.3
Total other comprehensive income	0.2	0.3
Comprehensive income	312.3	32.7
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to PBF Holding Company LLC	$312.3	$32.7

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, December 31, 2017	$2,359.7	$(27.0)	$840.4	$10.8	$3,183.9
Stock-based compensation	4.3	—	—	—	4.3
Net income	—	—	32.4	—	32.4
Other comprehensive income	—	0.3	—	—	0.3
Other	—	—	(1.2)	—	(1.2)
Balance, March 31, 2018	$2,364.0	$(26.7)	$871.6	$10.8	$3,219.7

	Member’s Equity	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, December 31, 2018	$2,652.5	$(23.9)	$890.3	$10.9	$3,529.8
Member distributions	—	—	(23.0)	—	(23.0)
Distribution of assets to PBF LLC	(0.3)	—	—	—	(0.3)
Stock-based compensation	6.2	—	—	—	6.2
Net income	—	—	312.1	—	312.1
Other comprehensive income	—	0.2	—	—	0.2
Balance, March 31, 2019	$2,658.4	$(23.7)	$1,179.4	$10.9	$3,825.0

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$312.1	$32.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	98.7	81.1
Stock-based compensation	7.1	4.3
Change in fair value of catalyst leases	3.1	—
Deferred income taxes	(7.2)	(0.7)
Non-cash change in inventory repurchase obligations	14.2	8.8
Non-cash lower of cost or market inventory adjustment	(506.0)	(87.7)
Pension and other post-retirement benefit costs	11.2	11.8
Income from equity method investee	(4.7)	(4.0)
Distributions from equity method investee	4.7	4.0
Loss on sale of assets	—	0.1

Changes in operating assets and liabilities:
Accounts receivable	(152.7)	121.4
Due to/from affiliates	10.3	(5.4)
Inventories	(194.7)	(278.3)
Prepaid and other current assets	(70.0)	(36.2)
Accounts payable	40.6	32.2
Accrued expenses	213.3	(22.9)
Deferred revenue	46.5	(2.0)
Other assets and liabilities	(11.5)	(6.0)
Net cash used in operating activities	$(185.0)	$(147.1)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(94.2)	(21.0)
Expenditures for deferred turnaround costs	(133.0)	(58.8)
Expenditures for other assets	(22.2)	(9.5)
Equity method investment - return of capital	1.8	1.0
Net cash used in investing activities	$(247.6)	$(88.3)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Distributions to members	$(23.0)	$—
Repayments of PBF Rail Term Loan	(1.7)	(1.7)
Proceeds from revolver borrowings	575.0	—
Repayments of revolver borrowings	(325.0)	—
Repayment of note payable	—	(1.2)
Proceeds from insurance premium financing	30.2	27.9
Net cash provided by financing activities	$255.5	$25.0

Net decrease in cash and cash equivalents	(177.1)	(210.4)
Cash and cash equivalents, beginning of period	561.7	526.2
Cash and cash equivalents, end of period	$384.6	$315.8

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$118.1	$129.0
Assets acquired under operating leases	936.6	—
Distribution of assets to PBF Energy Company LLC	0.3	—

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interest in, PBF LLC as of March 31, 2019. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 4 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of March 31, 2019, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flows.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding Company LLC and PBF Finance Corporation financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
In 2019, the Company has changed its presentation from thousands to millions, as applicable, and as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”), and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retain the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company also has elected to not evaluate land easements that existed as of, or expired before, adoption of the new standard. The Company’s Condensed Consolidated Financial Statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s Condensed Consolidated Balance Sheets of approximately $853.9 million, of which $604.4 million is attributable to leases with affiliates. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s retained earnings. See “Note 6 - Leases” for further details.
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The amendments in ASU 2017-12 more closely align the results of cash flow and fair value hedge accounting with risk management activities in the consolidated financial statements. The amendments expand the ability to hedge nonfinancial and financial risk components, reduce complexity in fair value hedges of interest rate risk, eliminate the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. The guidance in ASU 2017-12 was applied using a modified retrospective approach. The guidance in ASU 2017-12 also provided transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements of ASU 2017-12 were applied prospectively. The Company adopted the amendments in this ASU effective January 1, 2019, which did not have a material impact on its Condensed Consolidated Financial Statements and related disclosures.
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Targeted Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. As a result, non-employee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. In addition, ASU 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company adopted the amendments in this ASU effective January 1, 2019, which did not have a material impact on its Condensed Consolidated Financial Statements and related disclosures.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, to improve the effectiveness of benefit plan disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Additionally, the amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and for fiscal years ending after December 15, 2021, for all other entities. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. INVENTORIES
Inventories consisted of the following:

March 31, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,156.2	$69.9	$1,226.1
Refined products and blendstocks	1,067.1	308.0	1,375.1
Warehouse stock and other	109.4	—	109.4
	$2,332.7	$377.9	$2,710.6
Lower of cost or market adjustment	(76.8)	(69.0)	(145.8)
Total inventories	$2,255.9	$308.9	$2,564.8

December 31, 2018
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,044.8	$—	$1,044.8
Refined products and blendstocks	1,026.9	334.8	1,361.7
Warehouse stock and other	109.4	—	109.4
	$2,181.1	$334.8	$2,515.9
Lower of cost or market adjustment	(557.2)	(94.6)	(651.8)
Total inventories	$1,623.9	$240.2	$1,864.1
Inventory under inventory intermediation agreements includes crude oil and certain light finished products sold to counterparties in connection with the amended and restated inventory intermediation agreements (as amended, in the first quarter of 2019, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). This inventory is held in the Company’s storage tanks at the Delaware City and Paulsboro refineries and at PBFX’s East Coast Storage Assets (the “PBFX East Coast Storage Facility”, and together with the Company’s storage tanks at the Delaware City and Paulsboro refineries, the “Storage Tanks”).
During the three months ended March 31, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $506.0 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $651.8 million at December 31, 2018 to $145.8 million at March 31, 2019.
During the three months ended March 31, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $87.7 million, reflecting the net change in the LCM reserve from $300.5 million at December 31, 2017 to $212.8 million at March 31, 2018.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Inventory-related accruals	$1,124.3	$846.3
Inventory intermediation agreements	294.6	249.4
Excise and sales tax payable	129.3	149.4
Accrued capital expenditures	66.7	59.9
Accrued transportation costs	62.3	53.6
Accrued utilities	40.0	49.8
Accrued interest	28.8	6.8
Renewable energy credit and emissions obligations	24.3	27.1
Accrued salaries and benefits	15.4	89.3
Environmental liabilities	8.8	6.5
Accrued refinery maintenance and support costs	8.3	19.0
Customer deposits	0.7	5.6
Other	40.2	16.3
Total accrued expenses	$1,843.7	$1,579.0
The Company has the obligation to repurchase certain crude oil, intermediate and finished products (the “Products”) that are held in the Company’s Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of March 31, 2019 and December 31, 2018, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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

4. RELATED PARTY TRANSACTIONS
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
Contribution Agreements
Immediately prior to the closing of certain contribution agreements, which PBF LLC entered into with PBFX (collectively referred to as the “Contribution Agreements”), the Company contributed certain assets to PBF LLC. PBF LLC in turn contributed those assets to PBFX pursuant to the Contribution Agreements. Certain proceeds received by PBF LLC from PBFX in accordance with the Contribution Agreements were subsequently contributed by PBF LLC to the Company. Refer to the Company’s 2018 Annual Report on Form 10-K (Note 10 - Related Party Transactions) for a more complete description of the Contribution Agreements with PBFX that were entered into prior to 2019.
Commercial Agreements
PBFX currently derives a substantial majority of its revenue from long-term, fee-based commercial agreements with the Company relating to assets associated with the Contribution Agreements, the majority of which include minimum volume commitments (“MVCs”) and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various pipeline, rail and truck terminaling and storage services to the Company and the Company has committed, under certain of these agreements, to provide PBFX with minimum fees based on minimum monthly throughput volumes. The Company believes the terms and conditions under these agreements, as well as the Omnibus Agreement (as defined below) and the Services Agreement (as defined below) each with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
Refer to the Company’s 2018 Annual Report on Form 10-K (Note 10 - Related Party Transactions) for a more complete description of the Company’s commercial agreements with PBFX, including those identified as leases, that were entered into prior to 2019. The following are commercial agreements entered into between the Company and PBFX during 2019:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	N/A	125,000 barrels per day (“bpd”)	PBF Holding or PBFX can declare
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	See note (c)	N/A
Delaware City Terminaling Services Agreement (d)	1/1/2022	4 years	2 x 5	95,000 bpd
East Coast Storage Assets Terminal Storage Agreement	1/1/2019	8 years	Evergreen	2,953,725 barrels (e)
___________________

(a)	The Company has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)	In 2019, the Company amended (effective as of January 1, 2019) the existing Amended and Restated Rail Agreements between the Company and Delaware City Terminaling Company LLC (“DCTC”), a wholly-

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

owned subsidiary of PBFX, for the inclusion of services through certain rail infrastructure at the PBFX East Coast Storage Facility.

(c)
In connection with the inclusion of an additional destination at the Magellan connection under the Delaware Pipeline Services Agreement, Delaware Pipeline Company LLC (“DPC”), a wholly-owned subsidiary of PBFX, and the Company (the “Delaware Pipeline Services Agreement”) agreed to a two-year, five-month MVC (the “Magellan MVC”) under the Delaware Pipeline Services Agreement. The Magellan MVC expired on March 31, 2019.

(d)
The Delaware City Terminaling Services Agreement between DCTC and the Company will commence in 2022 subsequent to the expiration of the Amended and Restated Rail Agreements and includes additional services to be provided by PBFX as operator of other rail facilities owned by the Company’s subsidiaries.

(e)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors.

Other Agreements
In addition to the commercial agreements described above, the Company has entered into an omnibus agreement with PBFX, PBF GP and PBF LLC, which has been amended and restated in connection with certain Contribution Agreements (as amended, the “Omnibus Agreement”). This agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees.
Additionally, the Company and certain of its subsidiaries have entered into an operation and management services and secondment agreement with PBFX (as amended, the “Services Agreement”), pursuant to which the Company and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses the Company for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service upon 30-days’ notice.
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows:

	Three Months Ended March 31,
(in millions)	2019	2018
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$1.7
Omnibus Agreement	1.8	1.7
Total expenses under affiliate agreements	71.3	60.9
Total reimbursements under the Omnibus Agreement are included in General and administrative expenses and reimbursements under the Services Agreement and expenses under affiliate agreements are included in Cost of products and other in the Company’s Condensed Consolidated Statements of Operations.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. COMMITMENTS AND CONTINGENCIES
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The Paulsboro environmental liability of $11.7 million recorded as of March 31, 2019 ($11.0 million as of December 31, 2018) represents the present value of expected future costs discounted at a rate of 8.0%. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. As of March 31, 2019, a portion of this liability is self-guaranteed by the Company with the remainder being guaranteed through an irrevocable standby letter of credit issued by BNP Paribas.
In connection with the acquisition of the Delaware City assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20.0 million and the predecessor to Valero in ownership of the refinery retains other historical obligations.
In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75.0 million environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco, Inc. (R&M) remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.
In connection with the acquisition of the Chalmette refinery, the Company obtained $3.9 million in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with EPA. The estimated cost assumes remedial activities will continue for a minimum of thirty years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the refinery.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At the time the Company acquired the Toledo refinery, EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, EPA issued an Amended Notice of Violation, and on September 20, 2013, EPA issued a Notice of Violation and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and EPA subsequently entered into tolling agreements pending settlement discussions. A tentative settlement has been reached, including flare emission reduction and controls, enhancements to the existing leak detection and repair program, closure of an existing Consent Decree, implementation of supplemental environmental projects, and payment of a civil penalty in the amount of $0.4 million. On February 5, 2019, a Notice of Lodging of the Consent Decree was published in the Federal Register, starting a 30-day public comment period. On March 7, 2019 the Environmental Law & Policy Center and the Environmental Advocacy Clinic at Northwestern Law School filed adverse comments to the Consent Decree. TRC is currently waiting on EPA to respond to these comments.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $129.2 million as of March 31, 2019 ($130.8 million as of December 31, 2018), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, the Company purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, the Company assumed responsibility for certain specified environmental matters that occurred prior to the Company’s ownership of the refinery and the logistics assets, including specified incidents and/or notices of violations (“NOVs”) issued by regulatory agencies in various years before the Company’s ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company agreed to take responsibility for NOV No. P63405 that ExxonMobil had received from the SCAQMD for Title V deviations that are alleged to have occurred in 2015. On August 14, 2018, the Company received a letter from SCAQMD offering to settle this NOV for $0.5 million. On February 22, 2019, the SCAQMD reduced their settlement offer to $0.3 million. The Company is currently in communication with SCAQMD to resolve this NOV.
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after the Company’s acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. Since the EPA’s issuance of the preliminary findings in March 2017, the Company has been in substantive discussions to resolve the preliminary findings. In the course of these discussions, on November 8, 2018, EPA made an offer to settle all preliminary findings for $0.5 million. The Company is currently in communication with EPA to resolve the RMP preliminary findings.
EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials in the form of a stipulation and order, wherein the Torrance refinery agreed that it would recycle or properly dispose of the oil bearing materials by the end of 2018 and pay an administrative penalty of $0.2 million. The Torrance refinery has complied with these requirements. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these remaining alleged RCRA violations. Other than the $0.2 million DTSC administrative penalty, no other settlement or penalty

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

demands have been received to date with respect to any of the other NOVs, preliminary findings, or order that are in excess of $0.1 million. As the ultimate outcomes are uncertain, the Company cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, individually or in the aggregate.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro-rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro-rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15th of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.0% interest in PBF LLC as of March 31, 2019 (99.0% as of December 31, 2018). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LEASES
The Company leases office space, office equipment, refinery facilities and equipment, and railcars under non-cancelable operating leases, with terms typically ranging from one to twenty years, subject to certain renewal options as applicable. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The Company determines whether a contract is or contains a lease at inception of the contract and whether the lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.
The Company does not separate lease and nonlease components of contracts. There are no material residual value guarantees associated with any of the Company’s leases. There are no significant restrictions or covenants included in the Company’s lease agreements other than those that are customary in such arrangements. Certain of the Company’s leases, primarily for the Company’s commercial, logistics asset classes, include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days the asset is operated during the contract term or another measure of usage and are not included in the initial measurement of lease liabilities and right-of-use assets.
Lease Position as of March 31, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2019:

(in millions)	Classification on the Balance Sheet	March 31, 2019
Assets
Operating lease assets - third party	Operating lease right of use assets - third party	$245.1
Operating lease assets - affiliate	Operating lease right of use assets - affiliate	655.6
Total lease assets		$900.7

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$80.9
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	73.3
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	164.7
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	582.3
Total lease liabilities		$901.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Costs
The table below presents certain information related to lease costs associated with the Company’s operating leases for the three months ended March 31, 2019:

Three Months Ended March 31,
Lease Costs (in millions)	2019
Components of total lease cost:
Operating lease cost	$53.3
Short-term lease cost	23.3
Variable lease cost	10.1
Total lease cost	$86.7
There were no net gains or losses on any sale-leaseback transactions for the three months ended March 31, 2019.
Other Information
The table below presents supplemental cash flow information related to leases for the three months ended March 31, 2019:

Three Months Ended March 31,
(in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$35.4
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	82.7
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s operating leases as of March 31, 2019:

March 31, 2019
Weighted average remaining lease term - operating leases	7.1 years
Weighted average discount rate - operating leases	8.33%

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheets as of March 31, 2019:

Amounts due within twelve months of March 31, (in millions)	Operating Leases
2019	$218.7
2020	193.0
2021	155.2
2022	142.6
2023	135.9
Thereafter	369.8
Total minimum lease payments	1,215.2
Less: effect of discounting	314.0
Present value of future minimum lease payments	901.2
Less: current obligations under leases	154.2
Long-term lease obligations	$747.0
As of March 31, 2019, the Company has entered into an additional third party lease for hydrogen supply, with future lease payments expected to total approximately $212.6 million. The lease is expected to commence in the second quarter of 2020 with a term of 15 years.
There are no material lease arrangements where the Company is the lessor.
In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The Company believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third party leases as described above. For the three months ended March 31, 2019, the Company incurred operating lease costs, related to affiliate operating leases, of $27.1 million. As of March 31, 2019, the Company had recorded right-of-use assets, short-term lease obligations and long-term lease obligations of $655.6 million, $73.3 million and $582.3 million, respectively, associated with these affiliate leases.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended March 31,
Pension Benefits	2019	2018
Components of net periodic benefit cost:
Service cost	$10.9	$11.8
Interest cost	2.1	1.4
Expected return on plan assets	(2.4)	(2.1)
Amortization of prior service cost and actuarial loss	0.1	0.1
Net periodic benefit cost	$10.7	$11.2

(in millions)	Three Months Ended March 31,
Post-Retirement Medical Plan	2019	2018
Components of net periodic benefit cost:
Service cost	$0.2	$0.3
Interest cost	0.2	0.1
Amortization of prior service cost	0.1	0.2
Net periodic benefit cost	$0.5	$0.6

8. REVENUES
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended March 31,
(in millions)	2019	2018
Gasoline and distillates	$4,433.0	$4,994.3
Asphalt and blackoils	353.0	308.9
Feedstocks and other	200.7	238.7
Chemicals	151.7	176.1
Lubricants	70.3	81.6
Total Revenues	$5,208.7	$5,799.6

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of our performance, including amounts which are refundable. Deferred revenue was $63.6 million and $17.1 million as of March 31, 2019 and December 31, 2018, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

9. INCOME TAXES
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
The reported income tax benefit in the PBF Holding Condensed Consolidated Financial Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2019	2018
Current income tax expense	$—	$—
Deferred income tax benefit	(7.2)	(0.7)
Total income tax benefit	$(7.2)	$(0.7)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2019 and December 31, 2018.
We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. We have posted cash margin with various counterparties to support hedging and trading activities. The cash margin posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default. We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of March 31, 2019
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$2.9	$—	$—	$2.9	N/A	$2.9
Commodity contracts	3.5	11.7	—	15.2	(5.3)	9.9
Derivatives included with inventory intermediation agreement obligations	—	9.8	—	9.8	—	9.8
Liabilities:
Commodity contracts	5.0	0.3	—	5.3	(5.3)	—
Catalyst lease obligations	—	47.4	—	47.4	—	47.4

	As of December 31, 2018
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$2.8	$—	$—	$2.8	N/A	$2.8
Commodity contracts	1.2	8.9	—	10.1	(2.9)	7.2
Derivatives included with inventory intermediation agreement obligations	—	24.1	—	24.1	—	24.1

Liabilities:
Commodity contracts	2.7	0.2	—	2.9	(2.9)	—
Catalyst lease obligations	—	44.3	—	44.3	—	44.3
The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2019 and December 31, 2018, $9.8 million and $9.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
There were no transfers between levels during the three months ended March 31, 2019 or 2018.
Fair value of debt
The table below summarizes the fair value and carrying value of debt as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725.0	$745.9	$725.0	$688.4
2023 Senior Notes (a)	500.0	515.6	500.0	479.4
Revolving Credit Facility (b)	250.0	250.0	—	—
PBF Rail Term Loan (b)	19.8	19.8	21.6	21.6
Catalyst leases (c)	47.4	47.4	44.3	44.3
	1,542.2	1,578.7	1,290.9	1,233.7
Less - Current debt (c)	(2.5)	(2.5)	(2.4)	(2.4)
Less - Unamortized deferred financing costs	(29.0)	n/a	(30.5)	n/a
Long-term debt	$1,510.7	$1,576.2	$1,258.0	$1,231.3
____________________________
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
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst. During 2018, Toledo Refining and Chalmette Refining entered into two platinum bridge leases which were settled in April 2019 and Delaware City Refining entered into a new platinum bridge lease, which will expire in the second quarter of 2019. These leases are payable at maturity and are not anticipated to be renewed. The total outstanding balance related to these bridge leases as of March 31, 2019 and December 31, 2018 was $2.5 million and $2.4 million, respectively, and is included in Current debt in the Company’s Condensed Consolidated Balance Sheets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company entered into Inventory Intermediation Agreements that contain purchase obligations for certain volumes of crude oil, intermediates and refined products. The purchase obligations related to crude oil, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil, intermediates and refined products. The level of activity for these derivatives is based on the level of operating inventories.
As of March 31, 2019, there were 754,419 barrels of crude oil and feedstocks (no barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. As of March 31, 2019, there were 3,232,956 barrels of intermediates and refined products (3,350,166 barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2019, there were 6,558,000 barrels of crude oil and 4,904,000 barrels of refined products (5,801,000 and 1,609,000, respectively, as of December 31, 2018), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of March 31, 2019 and December 31, 2018 and the line items in the Condensed Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
March 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$9.8
December 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$24.1

Derivatives not designated as hedging instruments:
March 31, 2019:
Commodity contracts	Accounts receivable	$9.9
December 31, 2018:
Commodity contracts	Accounts receivable	$7.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended March 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(14.2)
For the three months ended March 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(8.8)

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2019:
Commodity contracts	Cost of products and other	$31.7
For the three months ended March 31, 2018:
Commodity contracts	Cost of products and other	$(13.3)

Hedged items designated in fair value hedges:
For the three months ended March 31, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$14.2
For the three months ended March 31, 2018:
Intermediate and refined product inventory	Cost of products and other	$8.8
The Company had no ineffectiveness related to the fair value hedges for the three months ended March 31, 2019 or 2018.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. SUBSEQUENT EVENTS
Dividend Declared
On May 1, 2019, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on May 30, 2019 to PBF Energy Class A common stockholders of record at the close of business on May 15, 2019.
TVPC Acquisition

On April 24, 2019, PBFX entered into a Contribution Agreement with PBF LLC, pursuant to which the Company will contribute to PBF LLC, which in turn, will contribute to PBFX all of the issued and outstanding limited liability interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding owned a 50% equity investment in TVPC. Subsequent to the completion of the transaction, which is expected to close in the second quarter of 2019, PBFX will own 100% of TVPC.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED, IN MILLIONS)

	March 31, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$342.1	$12.8	$29.7	$—	$384.6
Accounts receivable	838.5	7.0	17.9	—	863.4
Accounts receivable - affiliate	1.4	2.6	0.7	—	4.7
Inventories	2,368.6	—	196.2	—	2,564.8
Prepaid and other current assets	63.5	57.2	1.7	—	122.4
Due from related parties	35,050.5	25,514.7	10,076.4	(70,641.6)	—
Total current assets	38,664.6	25,594.3	10,322.6	(70,641.6)	3,939.9

Property, plant and equipment, net	16.8	2,767.5	230.0	—	3,014.3
Investment in subsidiaries	—	397.0	—	(397.0)	—
Investment in equity method investee	—	—	167.7	—	167.7
Operating lease right of use assets - third party	181.1	64.0	—	—	245.1
Operating lease right of use assets - affiliate	589.9	65.7	—	—	655.6
Deferred charges and other assets, net	13.4	984.8	—	—	998.2
Total assets	$39,465.8	$29,873.3	$10,720.3	$(71,038.6)	$9,020.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$310.9	$223.0	$12.1	$—	$546.0
Accounts payable - affiliate	43.2	0.7	—	—	43.9
Accrued expenses	1,453.7	143.5	246.5	—	1,843.7
Current operating lease liabilities - third party	67.1	13.8	—	—	80.9
Current operating lease liabilities - affiliate	70.6	2.7	—	—	73.3
Current debt	—	2.5	—	—	2.5
Deferred revenue	62.1	1.5	—	—	63.6
Due to related parties	29,119.6	31,496.3	10,025.7	(70,641.6)	—
Total current liabilities	31,127.2	31,884.0	10,284.3	(70,641.6)	2,653.9

Long-term debt	1,446.2	44.9	19.6	—	1,510.7
Deferred tax liabilities	—	—	33.2	—	33.2
Long-term operating lease liabilities - third party	113.9	50.8	—	—	164.7
Long-term operating lease liabilities - affiliate	519.2	63.1	—	—	582.3
Other long-term liabilities	53.1	194.8	3.1	—	251.0
Investment in subsidiaries	2,381.2	—	—	(2,381.2)	—
Total liabilities	35,640.8	32,237.6	10,340.2	(73,022.8)	5,195.8

Commitments and contingencies (Note 5)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,658.4	1,743.2	317.1	(2,060.3)	2,658.4
Retained earnings / (accumulated deficit)	1,179.4	(4,110.9)	63.0	4,047.9	1,179.4
Accumulated other comprehensive loss	(23.7)	(7.5)	—	7.5	(23.7)
Total PBF Holding Company LLC equity	3,814.1	(2,375.2)	380.1	1,995.1	3,814.1
Noncontrolling interest	10.9	10.9	—	(10.9)	10.9
Total equity	3,825.0	(2,364.3)	380.1	1,984.2	3,825.0
Total liabilities and equity	$39,465.8	$29,873.3	$10,720.3	$(71,038.6)	$9,020.8

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED, IN MILLIONS)

	December 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$526.0	$9.1	$26.6	$—	$561.7
Accounts receivable	690.1	7.2	13.4	—	710.7
Accounts receivable - affiliate	1.8	9.5	0.7	—	12.0
Inventories	1,685.4	—	178.7	—	1,864.1
Prepaid and other current assets	20.7	30.0	1.8	—	52.5
Due from related parties	33,793.1	25,057.3	9,534.2	(68,384.6)	—
Total current assets	36,717.1	25,113.1	9,755.4	(68,384.6)	3,201.0

Property, plant and equipment, net	17.3	2,722.7	231.2	—	2,971.2
Investment in subsidiaries	—	421.4	—	(421.4)	—
Investment in equity method investee	—	—	169.5	—	169.5
Deferred charges and other assets, net	16.0	855.8	—	—	871.8
Total assets	$36,750.4	$29,113.0	$10,156.1	$(68,806.0)	$7,213.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$278.2	$189.7	$15.9	$—	$483.8
Accounts payable - affiliate	34.2	14.8	0.5	—	49.5
Accrued expenses	1,364.0	156.1	58.9	—	1,579.0
Current debt	—	2.4	—	—	2.4
Deferred revenue	15.6	1.5	—	—	17.1
Due to related parties	28,340.7	30,433.4	9,610.5	(68,384.6)	—
Total current liabilities	30,032.7	30,797.9	9,685.8	(68,384.6)	2,131.8

Long-term debt	1,194.7	42.0	21.3	—	1,258.0
Deferred tax liabilities	—	—	40.4	—	40.4
Other long-term liabilities	54.9	194.5	4.1	—	253.5
Investment in subsidiaries	1,938.3	—	—	(1,938.3)	—
Total liabilities	33,220.6	31,034.4	9,751.6	(70,322.9)	3,683.7

Commitments and contingencies (Note 5)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,652.5	1,737.2	323.7	(2,060.9)	2,652.5
Retained earnings	890.3	(3,662.0)	80.8	3,581.2	890.3
Accumulated other comprehensive loss	(23.9)	(7.5)	—	7.5	(23.9)
Total PBF Holding Company LLC equity	3,518.9	(1,932.3)	404.5	1,527.8	3,518.9
Noncontrolling interest	10.9	10.9	—	(10.9)	10.9
Total equity	3,529.8	(1,921.4)	404.5	1,516.9	3,529.8
Total liabilities and equity	$36,750.4	$29,113.0	$10,156.1	$(68,806.0)	$7,213.5

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED, IN MILLIONS)

	Three Months Ended March 31, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$5,188.9	$850.3	$604.7	$(1,435.2)	$5,208.7

Cost and expenses:
Cost of products and other	4,355.1	730.6	625.7	(1,435.2)	4,276.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	—	446.1	7.3	—	453.4
Depreciation and amortization expense	—	92.4	1.9	—	94.3
Cost of sales	4,355.1	1,269.1	634.9	(1,435.2)	4,823.9
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	43.3	8.6	(0.7)	—	51.2
Depreciation and amortization expense	2.8	—	—	—	2.8
Equity income in investee	—	—	(4.7)	—	(4.7)
Total cost and expenses	4,401.2	1,277.7	629.5	(1,435.2)	4,873.2

Income (loss) from operations	787.7	(427.4)	(24.8)	—	335.5

Other income (expense):
Equity in loss of subsidiaries	(448.6)	(17.8)	—	466.4	—
Change in fair value of catalyst leases	—	(3.1)	—	—	(3.1)
Interest expense, net	(26.8)	(0.4)	(0.2)	—	(27.4)
Other non-service components of net periodic benefit cost	(0.2)	0.1	—	—	(0.1)
Income (loss) before income taxes	312.1	(448.6)	(25.0)	466.4	304.9
Income tax benefit	—	—	(7.2)	—	(7.2)
Net income (loss)	312.1	(448.6)	(17.8)	466.4	312.1
Less: net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to PBF Holding Company LLC	$312.1	$(448.6)	$(17.8)	$466.4	$312.1

Comprehensive income (loss) attributable to PBF Holding Company LLC	$312.3	$(448.6)	$(17.8)	$466.4	$312.3

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED, IN MILLIONS)

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total

Revenues	$5,734.7	$711.7	$685.6	$(1,332.4)	$5,799.6

Cost and expenses:
Cost of products and other	5,238.1	604.3	679.6	(1,332.4)	5,189.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	—	405.0	6.4	—	411.4
Depreciation and amortization expense	—	74.9	1.9	—	76.8
Cost of sales	5,238.1	1,084.2	687.9	(1,332.4)	5,677.8
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	51.0	6.0	1.3	—	58.3
Depreciation and amortization expense	2.7	—	—	—	2.7
Equity income in investee	—	—	(4.0)	—	(4.0)
Loss on sale of assets	—	0.1	—	—	0.1
Total cost and expenses	5,291.8	1,090.3	685.2	(1,332.4)	5,734.9

Income (loss) from operations	442.9	(378.6)	0.4	—	64.7

Other income (expense):
Equity in (loss) earnings of subsidiaries	(377.7)	0.9	—	376.8	—
Interest expense, net	(32.7)	(0.4)	(0.2)	—	(33.3)
Other non-service components of net periodic benefit cost	(0.1)	0.4	—	—	0.3
Income (loss) before income taxes	32.4	(377.7)	0.2	376.8	31.7
Income tax benefit	—	—	(0.7)	—	(0.7)
Net income (loss)	32.4	(377.7)	0.9	376.8	32.4
Less: net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to PBF Holding Company LLC	$32.4	$(377.7)	$0.9	$376.8	$32.4

Comprehensive income (loss) attributable to PBF Holding Company LLC	$32.7	$(377.7)	$0.9	$376.8	$32.7

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED, IN MILLIONS)

	Three Months Ended March 31, 2019
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$312.1	$(448.6)	$(17.8)	$466.4	$312.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4.4	92.4	1.9	—	98.7
Stock-based compensation	0.3	6.8	—	—	7.1
Change in fair value of catalyst leases	—	3.1	—	—	3.1
Deferred income taxes	—	—	(7.2)	—	(7.2)
Non-cash change in inventory repurchase obligations	14.2	—	—	—	14.2
Non-cash lower of cost or market inventory adjustment	(506.0)	—	—	—	(506.0)
Pension and other post-retirement benefit costs	2.0	9.2	—	—	11.2
Income from equity method investee	—	—	(4.7)	—	(4.7)
Distributions from equity method investee	—	—	4.7	—	4.7
Equity in earnings of subsidiaries	448.6	17.8	—	(466.4)	—
Changes in operating assets and liabilities:
Accounts receivable	(148.4)	0.3	(4.6)	—	(152.7)
Due to/from affiliates	(482.3)	619.9	(127.3)	—	10.3
Inventories	(177.2)	—	(17.5)	—	(194.7)
Prepaid and other current assets	(42.9)	(27.2)	0.1	—	(70.0)
Accounts payable	32.7	11.7	(3.8)	—	40.6
Accrued expenses	85.7	(60.3)	187.9	—	213.3
Deferred revenue	46.5	—	—	—	46.5
Other assets and liabilities	(1.4)	(2.5)	(7.6)	—	(11.5)
Net cash (used in) provided by operating activities	$(411.7)	$222.6	$4.1	$—	$(185.0)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(2.2)	(90.9)	(1.1)	—	(94.2)
Expenditures for deferred turnaround costs	—	(133.0)	—	—	(133.0)
Expenditures for other assets	—	(22.2)	—	—	(22.2)
Equity method investment - return of capital	—	—	1.8	—	1.8
Net cash (used in) provided by investing activities	$(2.2)	$(246.1)	$0.7	$—	$(247.6)

Cash flows from financing activities:
Distribution to members	(22.8)	(0.2)	—	—	(23.0)
Repayments of PBF Rail Term Loan	—	—	(1.7)	—	(1.7)
Proceeds from revolver borrowings	575.0	—	—	—	575.0
Repayments of revolver borrowings	(325.0)	—	—	—	(325.0)
Proceeds from insurance premium financing	2.8	27.4	—	—	30.2
Net cash provided by (used in) financing activities	$230.0	$27.2	$(1.7)	$—	$255.5

Net (decrease) increase in cash and cash equivalents	(183.9)	3.7	3.1	—	(177.1)
Cash and cash equivalents, beginning of period	526.0	9.1	26.6	—	561.7
Cash and cash equivalents, end of period	$342.1	$12.8	$29.7	$—	$384.6

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED, IN MILLIONS)

	Three Months Ended March 31, 2018
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$32.4	$(377.7)	$0.9	$376.8	$32.4
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4.3	74.9	1.9	—	81.1
Stock-based compensation	—	4.3	—	—	4.3
Deferred income taxes	—	—	(0.7)	—	(0.7)
Non-cash change in inventory repurchase obligations	8.8	—	—	—	8.8
Non-cash lower of cost or market inventory adjustment	(87.7)	—	—	—	(87.7)
Debt extinguishment costs	—	—	—	—	—
Pension and other post-retirement benefit costs	1.6	10.2	—	—	11.8
Income from equity method investee	—	—	(4.0)	—	(4.0)
Distributions from equity method investee	—	—	4.0	—	4.0
Loss on sale of assets	—	0.1	—	—	0.1
Equity in earnings (loss) of subsidiaries	377.7	(0.9)	—	(376.8)	—
Changes in operating assets and liabilities:
Accounts receivable	116.3	0.7	4.4	—	121.4
Due to/from affiliates	(522.3)	453.0	63.9	—	(5.4)
Inventories	(247.4)	—	(30.9)	—	(278.3)
Prepaid and other current assets	(6.9)	(29.6)	0.3	—	(36.2)
Accounts payable	69.4	(31.4)	(5.8)	—	32.2
Accrued expenses	55.4	(45.8)	(32.5)	—	(22.9)
Deferred revenue	(2.0)	—	—	—	(2.0)
Other assets and liabilities	0.5	(1.6)	(4.9)	—	(6.0)
Net cash (used in) provided by operating activities	$(199.9)	$56.2	$(3.4)	$—	$(147.1)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(1.0)	(19.7)	(0.3)	—	(21.0)
Expenditures for deferred turnaround costs	—	(58.8)	—	—	(58.8)
Expenditures for other assets	—	(9.5)	—	—	(9.5)
Equity method investment - return of capital	—	—	1.0	—	1.0
Due to/from affiliates	(4.3)	—	—	4.3	—
Net cash (used in) provided by investing activities	$(5.3)	$(88.0)	$0.7	$4.3	$(88.3)

Cash flows from financing activities:
Repayment of notes payable	—	(1.2)	—	—	(1.2)
Repayments of PBF Rail Term Loan	—	—	(1.7)	—	(1.7)
Due to/from affiliates	—	4.3	—	(4.3)	—
Proceeds from insurance premium financing	2.0	25.9	—	—	27.9
Net cash provided by (used in) financing activities	2.0	29.0	(1.7)	(4.3)	25.0

Net decrease in cash and cash equivalents	(203.2)	(2.8)	(4.4)	—	(210.4)
Cash and cash equivalents, beginning of period	486.6	13.5	26.1	—	526.2
Cash and cash equivalents, end of period	$283.4	$10.7	$21.7	$—	$315.8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Holding Company LLC included in the Annual Report on Form 10-K for the year ended December 31, 2018 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Holding and its consolidated subsidiaries.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of March 31, 2019, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. Our five oil refineries are aggregated into one reportable segment.
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
Inventory Intermediation Agreements
On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiaries, DCR and PRC, entered into amendments to the amended and restated inventory intermediation agreements (as amended in the first quarter of 2019, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. The most recent of these amendments was executed on March 29, 2019. As a result of the amendments (i) the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DRC (i) extended the term to February 28, 2020, which term may be further extended by mutual consent of the parties to February 26, 2021 and (ii) added the PBFX East Coast Storage Facility (as defined in “Note 2 - Inventories” of our Notes to Condensed Consolidated Financial Statements) as a location which will sell crude oil, a new product type to be included in the Products (as defined in “Note 2 - Inventories” of our Notes to Condensed Consolidated Financial Statements), to J. Aron by DCR. Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the Products produced by the Paulsboro and Delaware City refineries (the “Refineries”), and delivered into the Storage Tanks (as defined in “Note 2 - Inventories” of our Notes to Condensed Consolidated Financial Statements). Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Storage Tanks. J. Aron has the right to store the Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the Products independently to third parties.
Adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases”
As disclosed in “Note 6 - Leases” of our Notes to Condensed Consolidated Financial Statements, prior to January 1, 2019, we accounted for leases under ASC 840 and did not record a right of use asset or corresponding lease liability for operating leases on our Condensed Consolidated Balance Sheets. We adopted ASC 842 using a modified retrospective approach, and elected the transition method to apply the new standard at the adoption date of January 1, 2019. As such, financial information for prior periods has not been adjusted and continues to be reported under ASC 840.
Revolving Credit Facility
On May 2, 2018, we and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with a new asset-based revolving credit agreement (the “Revolving Credit Facility"). Among other things, the Revolving Credit Facility increases the maximum commitment available to us from $2.6 billion to $3.4 billion, extends the maturity date to May 2023 and redefines certain components of the Borrowing Base, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), to make more funding available for working capital and other general corporate purposes. In addition, an accordion feature allows for commitments of up to $3.5 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement.
The outstanding balance under the Revolving Credit Facility was $250.0 million as of March 31, 2019. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2018.
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

We have entered into a series of agreements with PBFX, including contribution, commercial and operational agreements. Refer to “Note 4 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements, for descriptions of these agreements and their impact to our operations. Transactions that have an impact on the comparability of our period to period financial performance and financial condition are listed below.
Development Assets Acquisition
On July 16, 2018, PBFX entered into four contribution agreements with PBF LLC pursuant to which we contributed to PBF LLC certain of our subsidiaries (the “Development Assets Contribution Agreements”). Pursuant to the Development Asset Contribution Agreements, we contributed all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC (“TRLC”), whose assets consist of a loading and unloading rail facility located at the Toledo Refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at the Chalmette Refinery; Paulsboro Terminaling Company LLC (“PTC”), whose assets consist of a lube oil terminal facility located at the Paulsboro Refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC (“DSLC”), whose assets consist of an ethanol storage facility located at the Delaware City Refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”) to PBF LLC. PBFX Op Co, in turn acquired the limited liability company interests in the Development Assets from PBF LLC in connection with the Development Assets Contribution Agreements. The acquisition of the Development Assets closed on July 31, 2018 for total consideration of $31.6 million consisting of 1,494,134 common units representing limited partner interests in PBFX, issued to PBF LLC (the “Development Assets Acquisition”).
Amended and Restated Rail Agreements
On May 2, 2018, the Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between us and Delaware City Terminaling Company LLC were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by us on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the minimum volume commitments (“MVCs”). In 2019, we amended (effective as of January 1, 2019) the existing Amended and Restated Rail Agreements for the inclusion of services through certain rail infrastructure at the PBFX East Coast Storage Facility.
Knoxville Terminal Acquisition
On April 16, 2018, PBFX completed the purchase of two refined product terminals located in Knoxville, Tennessee, which include product tanks, pipeline connections to the Colonial and Plantation pipeline systems and truck loading facilities with nine loading bays (the “Knoxville Terminals”) from Cummins Terminals, Inc. (the “Knoxville Terminals Purchase”). In connection with the Knoxville Terminals Purchase, we and PBFX entered into a terminal throughput and storage agreement (the “Knoxville Terminals Agreement”) wherein PBFX provides us terminaling and storage services at the Knoxville Terminals. The initial term of the Knoxville Terminals Agreement is five years with automatic one year renewals unless canceled by either party through written notice. Under the Knoxville Terminals Agreement, we have an MVC for storage and a minimum revenue commitment for throughput. If we do not throughput or store the aggregate amounts equal to the minimum throughput revenue or available shell capacity, we will be required to pay a shortfall payment equal to the shortfall revenue or capacity.
East Coast Storage Assets Acquisition
On October 1, 2018, the PBFX completed the purchase of CPI Operations LLC (“CPI”), whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (collectively, the “East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”). Effective January 1, 2019, we and PBFX entered into a terminal storage agreement (the “East Coast Storage Assets Terminal Storage Agreement”) wherein PBFX provides us storage services at the East Coast Storage Assets. The initial term of the East Coast Storage Assets Terminal Storage Agreement is eight years with automatic one year renewals unless canceled by either party through written notice. Under the East Coast Storage Assets Terminal Storage Agreement, we have a minimum storage commitment, which is equal to the available shell capacity for our dedicated tanks.

If we do not store the aggregate amounts equal to the available shell capacity, we will be required to pay a shortfall payment equal to the shortfall capacity.

A summary of transactions with PBFX is as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$1.7
Omnibus Agreement	1.8	1.7
Total expenses under affiliate agreements	71.3	60.9

Results of Operations
The following tables reflect our financial and operating highlights for the three months ended March 31, 2019 and 2018 (amounts in millions):

	Three Months Ended March 31,
	2019	2018
Revenues	$5,208.7	$5,799.6
Cost and expenses:
Cost of products and other	4,276.2	5,189.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	453.4	411.4
Depreciation and amortization expense	94.3	76.8
Cost of sales	4,823.9	5,677.8
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	51.2	58.3
Depreciation and amortization expense	2.8	2.7
Equity income in investee	(4.7)	(4.0)
Loss on sale of assets	—	0.1
Total cost and expenses	4,873.2	5,734.9

Income from operations	335.5	64.7

Other income (expense):
Change in fair value of catalyst leases	(3.1)	—
Interest expense, net	(27.4)	(33.3)
Other non-service components of net periodic benefit cost	(0.1)	0.3
Income before income taxes	304.9	31.7
Income tax benefit	(7.2)	(0.7)
Net income	312.1	32.4
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to PBF Holding Company LLC	$312.1	$32.4

Consolidated gross margin	$384.8	$121.8
Gross refining margin (1)	$932.5	$610.0
_____________________

(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended March 31,
	2019	2018
Key Operating Information
Production (bpd in thousands)	737.7	803.0
Crude oil and feedstocks throughput (bpd in thousands)	743.1	799.6
Total crude oil and feedstocks throughput (millions of barrels)	66.9	72.0
Consolidated gross margin per barrel of throughput	$5.75	$1.70
Gross refining margin, excluding special items, per barrel of throughput (1)	$6.38	$7.26
Refinery operating expense, per barrel of throughput	$6.78	$5.72

Crude and feedstocks (% of total throughput) (2)
Heavy	32%	34%
Medium	32%	35%
Light	24%	20%
Other feedstocks and blends	12%	11%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	46%	51%
Distillates and distillate blendstocks	32%	31%
Lubes	1%	1%
Chemicals	2%	2%
Other	18%	15%
Total yield	99%	100%
_____________________

(1)	See Non-GAAP Financial Measures.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2019	2018
	(dollars per barrel, except as noted)
Dated Brent crude oil	$63.26	$66.90
West Texas Intermediate (WTI) crude oil	$54.87	$62.90
Light Louisiana Sweet (LLS) crude oil	$62.38	$65.84
Alaska North Slope (ANS) crude oil	$64.39	$67.20
Crack Spreads
Dated Brent (NYH) 2-1-1	$9.85	$12.80
WTI (Chicago) 4-3-1	$12.33	$11.78
LLS (Gulf Coast) 2-1-1	$9.89	$12.84
ANS (West Coast) 4-3-1	$13.54	$16.42
Crude Oil Differentials
Dated Brent (foreign) less WTI	$8.39	$4.00
Dated Brent less Maya (heavy, sour)	$4.50	$9.15
Dated Brent less WTS (sour)	$9.55	$5.40
Dated Brent less ASCI (sour)	$2.35	$4.57
WTI less WCS (heavy, sour)	$9.96	$26.06
WTI less Bakken (light, sweet)	$(0.25)	$1.04
WTI less Syncrude (light, sweet)	$(0.04)	$0.30
WTI less LLS (light, sweet)	$(7.51)	$(2.94)
WTI less ANS (light, sweet)	$(9.52)	$(4.30)
Natural gas (dollars per MMBTU)	$2.87	$2.79

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Overview— Net income was $312.1 million for the three months ended March 31, 2019 compared to net income of $32.4 million for the three months ended March 31, 2018.
Our results for the three months ended March 31, 2019 were positively impacted by a non-cash lower of cost or market (“LCM”) inventory adjustment of approximately $506.0 million. Our results for the three months ended March 31, 2018 were positively impacted by an LCM inventory adjustment of approximately $87.7 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by unfavorable movements in crude differentials, lower crack spreads and overall lower throughput volumes and barrels sold across the majority of our refineries. Our results for the three months ended March 31, 2019 were also negatively impacted by increased depreciation and amortization expense associated with our continued investment in our refining assets and the effect of significant turnaround activity during the quarter.

Revenues— Revenues totaled $5.2 billion for the three months ended March 31, 2019 compared to $5.8 billion for the three months ended March 31, 2018, a decrease of approximately $0.6 billion, or 10.2%. Revenues per barrel were $66.10 and $72.05 for the three months ended March 31, 2019 and 2018, respectively, a decrease of 8.3% directly related to lower hydrocarbon commodity prices. For the three months ended March 31, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 305,000 bpd, 148,000 bpd, 164,600 bpd and 125,500 bpd, respectively. For the three months ended March 31, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 332,900 bpd, 122,900 bpd, 169,200 bpd and 174,600 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were lower in the three months ended March 31, 2019 compared to the same period in 2018 due to planned downtime associated with turnarounds of the coker and associated units at our Delaware City and Torrance refineries and unplanned downtime at Delaware City during 2019. Throughput rates at our Mid-Continent refinery were higher in the three months ended March 31, 2019 compared to the same period in 2018 due to a planned turnaround beginning in March 2018. Throughput rates at our Gulf Coast refinery were in line with the prior year. For the three months ended March 31, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 349,100 bpd, 158,000 bpd, 215,600 bpd and 152,800 bpd, respectively. For the three months ended March 31, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 354,500 bpd, 135,700 bpd, 214,500 bpd and 189,700 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $384.8 million for the three months ended March 31, 2019, compared to $121.8 million for the three months ended March 31, 2018, an increase of approximately $263.0 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $932.5 million, or $13.94 per barrel of throughput for the three months ended March 31, 2019 compared to $610.0 million, or $8.49 per barrel of throughput for the three months ended March 31, 2018, an increase of approximately $322.5 million. Gross refining margin excluding special items totaled $426.5 million or $6.38 per barrel of throughput for the three months ended March 31, 2019 compared to $522.3 million or $7.26 per barrel of throughput for the three months ended March 31, 2018, a decrease of $95.8 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $506.0 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended 2018 to the end of the first quarter of 2019. The non-cash LCM inventory adjustment increased consolidated gross margin and gross refining margin by approximately $87.7 million for the three months ended March 31, 2018. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in crude differentials, lower crack spreads, and reduced throughput in the East Coast and West Coast, partially offset by higher throughput rates in the Mid-Continent.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”), although at a reduced level from the prior year. Total RFS costs were $29.5 million for the three months ended March 31, 2019 in comparison to $43.9 million for the three months ended March 31, 2018.
Average industry margins were weaker during the quarter ended March 31, 2019 in comparison to the same period in 2018, primarily as a result of high levels of gasoline inventories pressuring product margins. Crude oil differentials were generally unfavorable in comparison to the same period in 2018, with notable light-heavy crude differential compression negatively impacting our gross refining margin.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $9.85 per barrel, or 23.0% lower, in the three months ended March 31, 2019, as compared to $12.80 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya and WTI/Bakken differentials, which decreased by $4.65 per barrel and $1.29 per barrel, respectively, in comparison to the same period in 2018. In addition, the WTI/WCS differential decreased significantly to $9.96 per barrel during the three months ended March 31, 2019 compared to $26.06 in the same period of 2018, which unfavorably impacted our cost of heavy Canadian crude.

Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $12.33 per barrel, or 4.7% higher, in the three months ended March 31, 2019 as compared to $11.78 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a premium of $0.25 per barrel in the three months ended March 31, 2019, as compared to a discount of $1.04 per barrel in the same period in 2018. Additionally, the WTI/Syncrude differential averaged a premium of $0.04 per barrel during the three months ended March 31, 2019 as compared to a discount of $0.30 per barrel in the same period of 2018.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $9.89 per barrel, or 23.0% lower, in the three months ended March 31, 2019 as compared to $12.84 per barrel in the same period in 2018. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a declining WTI/LLS differential, which averaged a premium of $7.51 per barrel during the three months ended March 31, 2019 as compared to a premium of $2.94 per barrel in the same period of 2018.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $13.54 per barrel, or 17.5% lower, in the three months ended March 31, 2019 as compared to $16.42 per barrel in the same period in 2018. Margins on the West Coast were negatively impacted from our refinery specific slate by a declining WTI/ANS differential, which averaged a premium of $9.52 per barrel during the three months ended March 31, 2019 as compared to a premium of $4.30 per barrel in the same period of 2018.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $453.4 million, or $6.78 per barrel of throughput, for the three months ended March 31, 2019 compared to $411.4 million, or $5.72 per barrel of throughput, for the three months ended March 31, 2018, an increase of approximately $42.0 million, or 10.2%. Increases in operating expenses were mainly attributed to higher outside service costs related to turnaround and maintenance activity and higher energy and utility costs as a result of overall increases in natural gas prices.
General and Administrative Expenses— General and administrative expenses totaled $51.2 million for the three months ended March 31, 2019 compared to $58.3 million for the three months ended March 31, 2018, a decrease of approximately $7.1 million or 12.2%. The decrease in general and administrative expenses for the three months ended March 31, 2019 in comparison to the three months ended March 31, 2018 primarily related to lower employee related expenses, partially offset by higher legal settlement costs. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss on Sale of Assets— Net loss on sale of assets was less than $0.1 million for the three months ended March 31, 2019 compared to a loss of $0.1 million for the three months ended March 31, 2018. These losses are related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $97.1 million for the three months ended March 31, 2019 (including $94.3 million recorded within Cost of sales) compared to $79.5 million for the three months ended March 31, 2018 (including $76.8 million recorded within Cost of sales), an increase of approximately $17.6 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2018, as well as accelerated amortization related to the Delaware City and Torrance refinery turnarounds.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $3.1 million for the three months ended March 31, 2019 compared to a gain of less than $0.1 million for the three months ended March 31, 2018. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $27.4 million for the three months ended March 31, 2019 compared to $33.3 million for the three months ended March 31, 2018, a decrease of approximately $5.9 million. This net decrease is mainly attributable to lower outstanding revolver borrowings during the three months ended March 31, 2019. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended March 31, 2019 and March 31, 2018, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $7.2 million was recorded for the three months ended March 31, 2019 in comparison to income tax benefit of $0.7 million recorded for the three months ended March 31, 2018, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items presented for the three months ended March 31, 2019 and March 31, 2018, respectively, relate to an LCM inventory adjustment. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended March 31,
	2019		2018
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$5,208.7	$77.88	$5,799.6	$80.59
Less: Cost of Sales	4,823.9	72.13	5,677.8	78.89
Consolidated gross margin	$384.8	$5.75	$121.8	$1.70
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$384.8	$5.75	$121.8	$1.70
Add: Refinery operating expense	453.4	6.78	411.4	5.72
Add: Refinery depreciation expense	94.3	1.41	76.8	1.07
Gross refining margin	$932.5	$13.94	$610.0	$8.49
Special items:(1)
Add: Non-cash LCM inventory adjustment	(506.0)	(7.56)	(87.7)	(1.23)
Gross refining margin excluding special items	$426.5	$6.38	$522.3	$7.26

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
The following tables reconcile net income as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,

	2019	2018

Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$312.1	$32.4
Add: Depreciation and amortization expense	97.1	79.5
Add: Interest expense, net	27.4	33.3
Add: Income tax benefit	(7.2)	(0.7)
EBITDA	$429.4	$144.5
Special Items:(1)
Add: Non-cash LCM inventory adjustment	(506.0)	(87.7)
EBITDA excluding special items	$(76.6)	$56.8

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$429.4	$144.5
Add: Stock-based compensation	7.1	4.3
Add: Non-cash change in fair value of catalyst leases	3.1	—
Add: Non-cash LCM inventory adjustment (1)	(506.0)	(87.7)
Adjusted EBITDA	$(66.4)	$61.1
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
The following table includes the LCM inventory reserve as of each date presented (in millions):

	2019	2018
January 1,	$651.8	$300.5
March 31,	145.8	212.8
The following table includes the corresponding impact of changes in the LCM inventory reserve on both income from operations and net income for the periods presented (in millions):

	Three Months Ended March 31,

	2019	2018
Net LCM inventory adjustment benefit in both income from operations and net income	$506.0	$87.7

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital needs, distribution payment and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of March 31, 2019 with all of the covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $185.0 million for the three months ended March 31, 2019 compared to net cash used in operating activities of $147.1 million for the three months ended March 31, 2018. Our operating cash flows for the three months ended March 31, 2019 included our net income of $312.1 million, depreciation and amortization of $98.7 million, pension and other post-retirement benefits costs of $11.2 million, stock-based compensation of $7.1 million, a change in the fair value of our inventory repurchase obligations of $14.2 million, a change in the fair value of our catalyst leases of $3.1 million, and distributions from our equity method investment in Torrance Valley Pipeline Company LLC (“TVPC”) of $4.7 million, offset by a non-cash benefit of $506.0 million relating to an LCM inventory adjustment, income from our equity method investment in TVPC of $4.7 million and deferred income taxes of $7.2 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $118.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the three months ended March 31, 2018 included our net income of $32.4 million, depreciation and amortization of $81.1 million, pension and other post-retirement benefits costs of $11.8 million, stock-based compensation of $4.3 million, a change in the fair value of our inventory repurchase obligations of $8.8 million, loss on sale of assets of $0.1 million and distributions from our equity investment in TVPC of $4.0 million, partially offset by a non-cash benefit of $87.7 million relating to an LCM inventory adjustment, deferred income taxes of $0.7 million and income from our equity method investment in TVPC of $4.0 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $197.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $247.6 million for the three months ended March 31, 2019 compared to net cash used in investing activities of $88.3 million for the three months ended March 31, 2018. The net cash flows used in investing activities for the three months ended March 31, 2019 were comprised of capital expenditures totaling $94.2 million, expenditures for refinery turnarounds of $133.0 million and expenditures for other assets of $22.2 million, partially offset by return of capital related to our equity method investment in TVPC of $1.8 million. Net cash used in investing activities for the three months ended March 31, 2018 was comprised of capital expenditures totaling $21.0 million, expenditures for refinery turnarounds of $58.8 million and expenditures for other assets of $9.5 million, slightly offset by a return of capital related to our equity method investment in TVPC of $1.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $255.5 million for the three months ended March 31, 2019 compared to net cash provided by financing activities of $25.0 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, net cash provided by financing activities consisted primarily of net borrowings on our Revolving Credit Facility of $250.0 million, proceeds from insurance premium financing of $30.2 million, partially offset by distributions to members of $23.0 million and principal amortization payments of the PBF Rail Term Loan of $1.7 million. For the three months ended March 31, 2018, net cash provided by financing activities consisted primarily of proceeds from insurance premium financing of $27.9 million, partially offset by principal amortization payments of the PBF Rail Term Loan of $1.7 million and repayments of note payable of $1.2 million.

Credit Facility
Revolving Credit Facility
On May 2, 2018, we and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced the August 2014 Revolving Credit Agreement with the Revolving Credit Facility. Among other things, the Revolving Credit Facility increased the maximum commitment available to us from $2.6 billion to $3.4 billion, extended the maturity date to May 2023, and redefined certain components of the Borrowing Base (as defined in the Revolving Credit Agreement) to make more funding available for working capital and other general corporate purposes. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the Revolving Credit Agreement. In addition, an accordion feature allows for commitments of up to $3.5 billion.
Liquidity
As of March 31, 2019, our total liquidity was approximately $1,619.8 million, compared to total liquidity of approximately $1,641.8 million as of December 31, 2018. Our total liquidity is equal to the amount of excess availability under our Revolving Credit Facility, which includes our cash balance at March 31, 2019.
Working Capital
Our working capital at March 31, 2019 was $1,286.0 million, consisting of $3,939.9 million in total current assets and $2,653.9 million in total current liabilities. Our working capital at December 31, 2018 was $1,069.2 million, consisting of $3,201.0 million in total current assets and $2,131.8 million in total current liabilities.
Working capital has increased during the three months ended March 31, 2019 primarily as a result of revolver borrowings and the change in our LCM inventory adjustment, partially offset by capital expenditures, including turnaround costs and distributions.
Capital Spending
Capital spending was $249.4 million for the three months ended March 31, 2019, which primarily included turnaround costs at our Torrance and Delaware City refineries, safety related enhancements and facility improvements at our refineries. We currently expect to spend an aggregate of approximately $625.0 million to $675.0 million in net capital expenditures during 2019 for facility improvements and refinery maintenance and turnarounds, the majority of which is expected to be incurred during the first six months of 2019. Significant capital spending for the full year 2019, includes turnarounds of the coker at our Torrance refinery, the coker at our Delaware City refinery and the crude unit at our Paulsboro refinery, as well as expenditures to meet environmental and regulatory requirements. Capital spending plans also include strategic capital expenditures for the restart of the idled Chalmette refinery coker and the Delaware City refinery hydrogen plant.
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

Inventory Intermediation Agreements
On March 29, 2019, we and our subsidiaries, DCR and PRC, entered into amendments to the Inventory Intermediation Agreements with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the Inventory Intermediation Agreement by and among J. Aron, us and DCR relating to the Delaware refinery extended the term to February 28, 2020, which term may be further extended by mutual consent of the parties to February 26, 2021 and (ii) added the PBFX East Coast Storage Facility as a location which will sell crude oil, a new product type to be included in the Products, to J. Aron by DCR.
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the Products produced by the Refineries, and delivered into the Storage Tanks. Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Storage Tanks. J. Aron has the right to store the Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell independently to third parties.
At March 31, 2019, the LIFO value of crude oil, intermediates and finished products owned by J. Aron included within Inventory in our Condensed Consolidated Balance Sheets was $377.9 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2019, other than outstanding letters of credit in the amount of approximately $449.4 million.
Distribution Policy
On May 1, 2019 PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on May 30, 2019 to PBF Energy Class A common stockholders of record at the close of business on May 15, 2019. If necessary, PBF Holding will make a distribution of up to approximately $36.3 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
As of March 31, 2019, we had $1,619.8 million of unused borrowing availability, which includes our cash and cash equivalents of $384.6 million, under our Revolving Credit Facility to fund our operations, if necessary. Accordingly, as of March 31, 2019, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of March 31, 2019, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy’s intended dividend policy.

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
At March 31, 2019 and December 31, 2018, we had gross open commodity derivative contracts representing 11.5 million barrels and 7.4 million barrels, respectively, with an unrealized net gain of $9.9 million and $7.2 million, respectively. The open commodity derivative contracts as of March 31, 2019 expire at various times during 2019.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 33.3 million barrels and 30.5 million barrels at March 31, 2019 and December 31, 2018, respectively. The average cost of our hydrocarbon inventories was approximately $78.17 and $78.78 per barrel on a LIFO basis at March 31, 2019 and December 31, 2018, respectively, excluding the net impact of LCM inventory adjustments of approximately $145.8 million and $651.8 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 68 million and 73 million MMBTUs of natural gas amongst our five refineries as of March 31, 2019. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million to $73.0 million.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by Environmental Protection Agency (“EPA”). To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $21.1 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $19.8 million at March 31, 2019. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.2 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Holding conducted evaluations under the supervision and with the participation of our management, including PBF Holding’s principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of March 31, 2019. Based upon these evaluations, the principal executive officer and principal financial officer concluded that PBF Holding’s disclosure controls and procedures are effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There has been no change in PBF Holding’s internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2013, DNREC issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve this assessment in addition to other Notice of Violation (“NOV”) that have occurred since July 24, 2013 and associated Title V Permit deviations. It is possible that DNREC will assess penalties in relation to these matters but any such amount is not expected to be material to us.
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
The Delaware City refinery appealed a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City refinery has paid the penalty. The Coastal Zone Act status decision request was submitted to DNREC and the outstanding appeal was withdrawn as required under settlement agreement.
On December 28, 2016, DNREC issued the Ethanol Permit to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Superior Court on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. DCR is currently evaluating its appeal options.

At the time we acquired the Toledo refinery, EPA had initiated an investigation into the compliance of the refinery with EPA standards governing flaring pursuant to Section 114 of the Clean Air Act. On February 1, 2013, EPA issued an Amended Notice of Violation (“NOV”), and on September 20, 2013, EPA issued a NOV and Finding of Violation to Toledo refinery, alleging certain violations of the Clean Air Act at its Plant 4 and Plant 9 flares since the acquisition of the refinery on March 1, 2011. Toledo refinery and EPA subsequently entered into tolling agreements pending settlement discussions. Although the resolution has not been finalized, the civil administrative penalty is anticipated to be approximately $645,000 including supplemental environmental projects. To the extent the administrative penalty exceeds such amount, it is not expected to be material to us.
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
In connection with the acquisition of the Torrance refinery and related logistics assets, we agreed to take responsibility for NOV No. P63405 that ExxonMobil had received from the SCAQMD for Title V deviations that are alleged to have occurred in 2015. On August 14, 2018, we received a letter from SCAQMD offering to settle this NOV for $515,250. On February 22, 2019, the SCAQMD reduced their settlement offer to $268,500. We are currently in communication with SCAQMD to resolve this NOV.
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. Since the EPA’s issuance of the preliminary findings in March 2017, the Company has been in substantive discussions to resolve the preliminary findings. In the course of these discussions, on November 8, 2018, EPA made an offer to settle all preliminary findings for $480,000. The Company is currently in communication with EPA to resolve the RMP preliminary findings.
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

On September 2, 2011, prior to our ownership of the Chalmette refinery, the plaintiff in Vincent Caruso, et al. v. Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially several thousand other Louisiana residents who live or own property in St. Bernard Parish and Orleans Parish and whose property was allegedly contaminated and who allegedly suffered any property damages and clean-up costs as a result of an emission of spent catalyst from the Chalmette refinery on September 6, 2010. Plaintiffs claim to have suffered injuries, symptoms, and property damage as a result of the release, although the trial court has limited recovery to property damages and clean-up expenses. Plaintiffs seek to recover unspecified damages, interest and costs. In 2016, there was a mini-trial for four plaintiffs for property damage relating to home and vehicle cleaning and the trial court rendered judgment awarding damages related to the cost for home cleaning and vehicle cleaning to the four plaintiffs. The trial court found Chalmette Refining and co-defendant Eaton Corporation (“Eaton”), to be solidarily liable for the damages. Chalmette Refining and Eaton filed an appeal in August 2016 of the judgment on the mini-trial and on June 28, 2017, the appellate court unanimously reversed the judgment awarding damages to the plaintiffs, and plaintiffs request for rehearing was later denied. The parties reached a comprehensive settlement of this matter on December 3, 2018, which received final court approval on January 17, 2019. The Caruso litigation, and related or consolidated matters, have been dismissed with prejudice. We presently believe this matter will not have a material impact on our financial position, results of operations or cash flows.
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Orleans Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2010. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals that denied class certification. The plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. The parties are preparing for an October 2019 mini-trial of up to 10 plaintiffs, relating to as many as 5 separate flaring events that occurred between 2002 and 2007. Because of the number of potential claimants is unknown and the differing events underlying the claims, the potential amount of the claims is not determinable. It is possible that an adverse outcome may have a material adverse effect on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. On March 18, 2019, the class certification hearing was held and the judge took the matter under submission. On April 1, 2019, the judge issued an order denying class certification. As it is currently unclear what the plaintiffs plan to do regarding the denial of class certification, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining Company LLC along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties is currently scheduled for April 29, 2019. As this matter is in the class certification phase, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the Plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleges numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding Company LLC, PBFX Operating Company LLC, Chalmette Refining, L.L.C., two individual employees of the Chalmette Refinery (“the PBF Defendants”), two entities, PBF Consultants, LLC and PBF Investments, LLC that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while performing clay removal work activities inside a clay treating vessel located at the Chalmette Refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. The PBF Defendants have issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. On September 25, 2018, the PBF Defendants filed an Answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, Plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On December 21, 2018, Plaintiff filed a motion for leave to file a reply memorandum and the reply memorandum was filed December 27, 2018. On April 15, 2019 the Federal Court denied Plaintiff’s motion to remand and dismissed without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants, LLC and PBF Investments, LLC. As this matter was recently filed, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2018 Annual Report on Form 10-K.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment to the Inventory Intermediation Agreement dated as of March 29, 2019, among J. Aron & Company, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 1, 2019 (File No. 001-35764)).

10.2†
Amendment to the Inventory Intermediation Agreement dated as of March 29, 2019, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 1, 2019 (File No. 001-35764)).

10.3
Amendment to Amended and Restated Delaware City Rail Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.4
Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
†	Portions of the exhibit have been omitted because such information is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date:	May 7, 2019	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	May 7, 2019	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)