Form 10-Q
period 2019-06-30
PBF Holding Co LLC; PBF Finance Corp
filed 2019-08-06
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 333-186007
Commission File Number: 333-186007-07

PBF HOLDING COMPANY LLC
PBF FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		27-2198168
Delaware		45-2685067
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor
Parsippany	New Jersey	07054
(Address of principal executive offices)		(Zip Code)
(973) 455-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
PBF Holding Company LLC has no common stock outstanding. As of August 5, 2019, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

This combined Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of June 30, 2019. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as "cautionary statements," are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2018 of PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2018 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•termination of our Inventory Intermediation Agreements with J. Aron, which could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain crude, intermediates and finished products located at the Company’s storage tanks at the Paulsboro and Delaware City refineries and at PBFX’s East Coast Storage Facility upon termination of these agreements (all terms as defined in “Note 2 - Inventories” of our Notes to Condensed Consolidated Financial Statements);
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
•our ability to consummate the pending Martinez Acquisition (as defined in “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the timing for the closing of such acquisition and our plans for financing such acquisition;
•our ability to complete the successful integration of the Martinez Acquisition and any other acquisitions into our business and to realize the benefits from such acquisitions;
•unforeseen liabilities associated with the Martinez Acquisition and any other acquisitions; and
•any decisions we continue to make with respect to our energy-related logistics assets that may be transferred to PBFX.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$156.8	$561.7
Accounts receivable	984.7	710.7
Accounts receivable - affiliate	5.5	12.0
Inventories	2,312.6	1,864.1
Prepaid and other current assets	86.5	52.5
Total current assets	3,546.1	3,201.0

Property, plant and equipment, net	3,063.2	2,971.2
Investment in equity method investee	—	169.5
Operating lease right of use assets - third party	236.5	—
Operating lease right of use assets - affiliate	683.0	—
Deferred charges and other assets, net	1,027.7	871.8
Total assets	$8,556.5	$7,213.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$438.8	$483.8
Accounts payable - affiliate	47.3	49.5
Accrued expenses	1,803.1	1,579.0
Current operating lease liabilities - third party	80.1	—
Current operating lease liabilities - affiliate	72.5	—
Current debt	1.3	2.4
Deferred revenue	22.4	17.1
Total current liabilities	2,465.5	2,131.8

Long-term debt	1,260.2	1,258.0
Deferred tax liabilities	35.1	40.4
Long-term operating lease liabilities - third party	155.9	—
Long-term operating lease liabilities - affiliate	610.5	—
Other long-term liabilities	255.3	253.5
Total liabilities	4,782.5	3,683.7

Commitments and contingencies (Note 5)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,699.8	2,652.5
Retained earnings	1,086.4	890.3
Accumulated other comprehensive loss	(23.2)	(23.9)
Total PBF Holding Company LLC equity	3,763.0	3,518.9
Noncontrolling interest	11.0	10.9
Total equity	3,774.0	3,529.8
Total liabilities and equity	$8,556.5	$7,213.5

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$6,551.9	$7,440.5	$11,760.6	$13,240.1

Cost and expenses:
Cost of products and other	6,025.4	6,512.2	10,301.6	11,701.8
Operating expenses (excluding depreciation and amortization expense as reflected below)	409.7	402.7	863.1	814.1
Depreciation and amortization expense	95.3	82.8	189.6	159.6
Cost of sales	6,530.4	6,997.7	11,354.3	12,675.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	46.6	51.8	97.8	110.1
Depreciation and amortization expense	2.9	2.6	5.7	5.3
Equity income in investee	(3.2)	(4.4)	(7.9)	(8.4)
Loss on sale of assets	0.8	0.6	0.8	0.7
Total cost and expenses	6,577.5	7,048.3	11,450.7	12,783.2

Income (loss) from operations	(25.6)	392.2	309.9	456.9

Other income (expense):
Change in fair value of catalyst leases	0.5	4.1	(2.6)	4.1
Interest expense, net	(29.6)	(33.0)	(57.0)	(66.3)
Other non-service components of net periodic benefit cost	—	0.2	(0.1)	0.5
Income (loss) before income taxes	(54.7)	363.5	250.2	395.2
Income tax expense (benefit)	1.8	(4.0)	(5.4)	(4.7)
Net income (loss)	(56.5)	367.5	255.6	399.9
Less: net income attributable to noncontrolling interests	0.1	—	0.1	—
Net income (loss) attributable to PBF Holding Company LLC	$(56.6)	$367.5	$255.5	$399.9

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(56.5)	$367.5	$255.6	$399.9
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	0.3	(0.2)	0.3	(0.2)
Net gain on pension and other post-retirement benefits	0.2	0.2	0.4	0.5
Total other comprehensive income	0.5	—	0.7	0.3
Comprehensive income (loss)	(56.0)	367.5	256.3	400.2
Less: comprehensive income attributable to noncontrolling interests	0.1	—	0.1	—
Comprehensive income (loss) attributable to PBF Holding Company LLC	$(56.1)	$367.5	$256.2	$400.2

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, December 31, 2018	$2,652.5	$(23.9)	$890.3	$10.9	$3,529.8
Member distributions	—	—	(23.0)	—	(23.0)
Distribution of assets to PBF LLC	(0.3)	—	—	—	(0.3)
Stock-based compensation	6.2	—	—	—	6.2
Net income	—	—	312.1	—	312.1
Other comprehensive income	—	0.2	—	—	0.2
Balance, March 31, 2019	2,658.4	(23.7)	1,179.4	10.9	3,825.0
Member distributions	—	—	(36.4)	—	(36.4)
Capital contributions from PBF LLC	202.5	—	—	—	202.5
Distribution of TVPC investment	(168.8)	—	—	—	(168.8)
Stock-based compensation	7.7	—	—	—	7.7
Net income (loss)	—	—	(56.6)	0.1	(56.5)
Other comprehensive income	—	0.5	—	—	0.5
Balance, June 30, 2019	$2,699.8	$(23.2)	$1,086.4	$11.0	$3,774.0

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, December 31, 2017	$2,359.7	$(27.0)	$840.4	$10.8	$3,183.9
Member distributions	—	—	(1.2)	—	(1.2)
Stock-based compensation	4.3	—	—	—	4.3
Net income	—	—	32.4	—	32.4
Other comprehensive income	—	0.3	—	—	0.3
Balance, March 31, 2018	2,364.0	(26.7)	871.6	10.8	3,219.7
Member distributions	—	—	(25.3)	—	(25.3)
Capital contribution	22.0	—	—	—	22.0
Stock-based compensation	5.2	—	—	—	5.2
Net income	—	—	367.5	—	367.5
Balance, June 30, 2018	$2,391.2	$(26.7)	$1,213.8	$10.8	$3,589.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$255.6	$399.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	198.4	168.1
Stock-based compensation	15.7	9.5
Change in fair value of catalyst leases	2.6	(4.1)
Deferred income taxes	(5.3)	(4.7)
Non-cash change in inventory repurchase obligations	35.0	2.5
Non-cash lower of cost or market inventory adjustment	(324.0)	(245.7)
Pension and other post-retirement benefit costs	22.4	23.7
Income from equity method investee	(7.9)	(8.4)
Distributions from equity method investee	7.9	8.4
Loss on sale of assets	0.8	0.7

Changes in operating assets and liabilities:
Accounts receivable	(274.1)	(80.4)
Due to/from affiliates	12.9	(7.7)
Inventories	(124.6)	(80.8)
Prepaid and other current assets	(34.1)	(1.8)
Accounts payable	(34.3)	64.3
Accrued expenses	200.0	0.9
Deferred revenue	5.3	(3.9)
Other assets and liabilities	(28.3)	(10.0)
Net cash (used in) provided by operating activities	$(76.0)	$230.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(190.9)	(110.2)
Expenditures for deferred turnaround costs	(261.9)	(179.2)
Expenditures for other assets	(33.9)	(12.3)
Equity method investment - return of capital	0.6	2.8
Net cash used in investing activities	$(486.1)	$(298.9)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Contributions from PBF LLC	$202.5	$22.0
Distributions to members	(59.4)	(26.5)
Repayments of PBF Rail Term Loan	(3.5)	(3.4)
Proceeds from revolver borrowings	1,250.0	—
Repayments of revolver borrowings	(1,250.0)	—
Repayment of note payable	—	(2.4)
Catalyst lease settlements	(1.2)	(9.5)
Proceeds from insurance premium financing	18.9	17.4
Deferred financing costs and other	(0.1)	(12.7)
Net cash provided by (used in) financing activities	$157.2	$(15.1)

Net decrease in cash and cash equivalents	(404.9)	(83.5)
Cash and cash equivalents, beginning of period	561.7	526.2
Cash and cash equivalents, end of period	$156.8	$442.7

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$39.5	$20.1
Assets acquired under operating leases	999.5	—
Assets acquired under finance leases	14.6	—
Distribution of assets to PBF Energy Company LLC	169.1	—
Cash paid during the year for:
Interest (net of capitalized interest of $7.8 and $4.0 in 2019 and 2018, respectively)	49.7	61.3
Income taxes	0.7	0.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interest in, PBF LLC as of June 30, 2019. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 4 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of June 30, 2019, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flows.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding Company LLC and PBF Finance Corporation financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.
In 2019, the Company has changed its presentation from thousands to millions, as applicable, and as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase the transparency and comparability of leases. ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”), and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retains the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company also has elected to not evaluate land easements that existed as of, or expired before, adoption of the new standard. The Company’s Condensed Consolidated Financial Statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s Condensed Consolidated Balance Sheets of approximately $853.9 million, of which $604.4 million is attributable to leases with affiliates. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s retained earnings. See “Note 6 - Leases” for further details.
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
In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software” (Subtopic 350-40) (“ASU 2018-15”). This guidance addresses a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with early adoption permitted. This guidance should be applied on either a retrospective or prospective basis. The Company has elected to early adopt this guidance in the second quarter of 2019 on a prospective basis. The Company’s adoption of ASU 2018-15 did not have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

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
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses” (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements and related disclosures.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. INVENTORIES
Inventories consisted of the following:

June 30, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$992.7	$115.0	$1,107.7
Refined products and blendstocks	1,082.9	335.1	1,418.0
Warehouse stock and other	114.7	—	114.7
	$2,190.3	$450.1	$2,640.4
Lower of cost or market adjustment	(250.6)	(77.2)	(327.8)
Total inventories	$1,939.7	$372.9	$2,312.6

December 31, 2018
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,044.8	$—	$1,044.8
Refined products and blendstocks	1,026.9	334.8	1,361.7
Warehouse stock and other	109.4	—	109.4
	$2,181.1	$334.8	$2,515.9
Lower of cost or market adjustment	(557.2)	(94.6)	(651.8)
Total inventories	$1,623.9	$240.2	$1,864.1
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
During the three months ended June 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income by $182.0 million reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $145.8 million at March 31, 2019 to $327.8 million at June 30, 2019. During the six months ended June 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $324.0 million, reflecting the net change in the LCM inventory reserve from $651.8 million at December 31, 2018 to $327.8 million at June 30, 2019.
During the three months ended June 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $158.0 million, reflecting the net change in the LCM reserve from $212.8 million at March 31, 2018 to $54.8 million at June 30, 2018. During the six months ended June 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $245.7 million, reflecting the net change in the LCM reserve from $300.5 million at December 31, 2017 to $54.8 million at June 30, 2018.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Inventory-related accruals	$1,121.8	$846.3
Inventory intermediation agreements	315.6	249.4
Excise and sales tax payable	132.9	149.4
Accrued transportation costs	60.2	53.6
Accrued utilities	32.2	49.8
Accrued capital expenditures	29.2	59.9
Renewable energy credit and emissions obligations	26.5	27.1
Accrued refinery maintenance and support costs	19.9	19.0
Accrued salaries and benefits	13.6	89.3
Environmental liabilities	9.1	6.5
Accrued interest	7.1	6.8
Customer deposits	1.4	5.6
Other	33.6	16.3
Total accrued expenses	$1,803.1	$1,579.0
The Company has the obligation to repurchase certain crude oil, intermediate and finished products (the “Products”) that are held in the Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of June 30, 2019 and December 31, 2018, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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
TVPC Contribution Agreement
On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which the Company contributed to PBF LLC, which in turn, contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding (then a subsidiary of PBF Holding) owned a 50% membership interest in the Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC.
Refer to the Company’s 2018 Annual Report on Form 10-K (“Note 10 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for a more complete description of the Contribution Agreements with PBFX that were entered into prior to 2019.
Commercial Agreements
PBFX currently derives a substantial majority of its revenue from long-term, fee-based commercial agreements with the Company relating to assets associated with the Contribution Agreements, the majority of which include minimum volume commitments (“MVCs”) and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various pipeline, rail and truck terminaling and storage services to the Company and the Company has committed, under certain of these agreements, to provide PBFX with minimum fees based on minimum monthly throughput volumes. The Company believes the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement (each as defined below) with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Refer to the Company’s 2018 Annual Report on Form 10-K (“Note 10 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for a more complete description of the Company’s commercial agreements with PBFX, including those identified as leases, that were entered into prior to 2019. The following table reflects activity during 2019 related to commercial agreements between the Company and PBFX:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	N/A	125,000 bpd	PBF Holding or PBFX can declare
Delaware Pipeline Services Agreement - Magellan Connection	11/1/2016	2 years, 5 months	See note (c)	See note (c)
Delaware City Terminaling Services Agreement (d)	1/1/2022	4 years	2 x 5	95,000 bpd
Amended and Restated Torrance Valley Pipeline Transportation Services Agreement - South Pipeline	8/31/2016	10 years	2 x 5	75,000 bpd (e)
East Coast Storage Assets Terminal Storage Agreement	1/1/2019	8 years	Evergreen	2,953,725 barrels (f)
___________________

(a)	The Company has the option to extend the agreements for up to two additional five-year terms, as applicable.

(b)
In 2019, the Company amended (effective as of January 1, 2019) the existing Amended and Restated Rail Agreements between the Company and Delaware City Terminaling Company LLC (“DCTC”), a wholly-owned subsidiary of PBFX, for the inclusion of services through certain rail infrastructure at the PBFX East Coast Storage Facility.

(c)
In connection with the inclusion of an additional destination at the Magellan connection under the Delaware Pipeline Services Agreement, Delaware Pipeline Company LLC (“DPC”), a wholly-owned subsidiary of PBFX, and the Company agreed to a two-year, five-month MVC (the “Magellan MVC”) under the Delaware Pipeline Services Agreement. The Magellan MVC expired on March 31, 2019, subsequent to which, PBFX has been billing actual throughput on the Magellan connection.

(d)
The Delaware City Terminaling Services Agreement between DCTC and the Company will commence in 2022 subsequent to the expiration of the Amended and Restated Rail Agreements and includes additional services to be provided by PBFX as operator of other rail facilities owned by the Company’s subsidiaries.

(e)
In connection with the TVPC Acquisition on May 31, 2019, the Torrance Valley Pipeline Transportation Services Agreement - South Pipeline was amended and restated to increase the MVC from 70,000 bpd to 75,000 bpd.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Refer to the Company’s 2018 Annual Report on Form 10-K (“Note 10 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for a more complete description of the Omnibus Agreement and the Services Agreement.
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$1.6	$4.3	$3.3
Omnibus Agreement	1.7	1.7	3.5	3.4
Total expenses under affiliate agreements	74.7	63.7	146.0	124.6
Total reimbursements under the Omnibus Agreement are included in General and administrative expenses and reimbursements under the Services Agreement and expenses under affiliate agreements are included in Cost of products and other in the Company’s Condensed Consolidated Statements of Operations.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. COMMITMENTS AND CONTINGENCIES
In the ordinary conduct of the Company’s business, the Company is from time to time subject to lawsuits, investigations and claims, including class action proceedings, mass tort actions, tort actions, environmental claims and employee-related matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. For such ongoing matters for which we have not recorded a liability but losses are reasonably possible, we are unable to estimate a range of possible losses at this time due to various reasons that may include but are not limited to, matters being in an early stage and not fully developed through pleadings, discovery or court proceedings, number of potential claimants being unknown or uncertainty regarding a number of different factors underlying the potential claims. However, the ultimate resolution of one or more of these contingencies could result in an adverse outcome that may have a material effect on our financial position, results of operations or cash flows.
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
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which the Company manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which the Company has assumed responsibility. The Company believes that our current operations are in substantial compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between the Company and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, the Company anticipates that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $125.4 million as of June 30, 2019 ($130.8 million as of December 31, 2018), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The accrued environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $136.7 million and $141.6 million at June 30, 2019 and December 31, 2018, respectively, of which $127.6 million and $135.1 million, respectively, were classified as Other long-term liabilities. These accruals include remediation and monitoring costs related to the Torrance refinery, as discussed above, and other operating assets, expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LEASES
The Company leases office space, office equipment, refinery facilities and equipment, railcars and other logistics assets primarily under non-cancelable operating leases, with terms typically ranging from one to twenty years, subject to certain renewal options as applicable. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
The Company determines whether a contract is or contains a lease at inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company must discount lease payments based on an estimate of its incremental borrowing rate.
The Company does not separate lease and nonlease components of contracts. There are no material residual value guarantees associated with any of the Company’s leases. There are no significant restrictions or covenants included in the Company’s lease agreements other than those that are customary in such arrangements. Certain of the Company’s leases, primarily for the Company’s commercial and logistics asset classes, include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days the asset is operated during the contract term or another measure of usage and are not included in the initial measurement of lease liabilities and right-of-use assets.
Lease Position as of June 30, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2019:

(in millions)	Classification on the Balance Sheet	June 30, 2019
Assets
Operating lease assets - third party	Operating lease right of use assets - third party	$236.5
Operating lease assets - affiliate	Operating lease right of use assets - affiliate	683.0
Finance lease assets	Deferred charges and other assets, net	14.2
Total lease right of use assets		$933.7

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$80.1
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	72.5
Finance lease liabilities - third party	Accrued expenses	1.1
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	155.9
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	610.5
Finance lease liabilities - third party	Other long-term liabilities	13.3
Total lease liabilities		$933.4

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Costs
The table below presents certain information related to costs for the Company’s leases for the three and six months ended June 30, 2019:

Lease Costs (in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Components of total lease cost:
Finance lease cost
Amortization of lease right of use assets	$0.4	$0.4
Interest on lease liabilities	0.2	0.2
Operating lease cost	62.9	116.2
Short-term lease cost	25.1	48.4
Variable lease cost	4.1	14.2
Total lease cost	$92.7	$179.4
There were no net gains or losses on any sale-leaseback transactions for the three and six months ended June 30, 2019.
Other Information
The table below presents supplemental cash flow information related to leases for the six months ended June 30, 2019:

(in millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$108.4
Operating cash flows for finance leases	0.2
Financing cash flows for finance leases	0.2
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	160.1
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of June 30, 2019:

June 30, 2019
Weighted average remaining lease term - operating leases	6.9 years
Weighted average remaining lease term - finance leases	9.8 years

Weighted average discount rate - operating leases	8.13%
Weighted average discount rate - finance leases	6.83%

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2019:

Amounts due within twelve months of June 30, (in millions)	Finance Leases	Operating Leases
2019	$2.0	$221.2
2020	2.0	197.5
2021	2.0	159.1
2022	2.0	150.1
2023	2.0	146.0
Thereafter	9.8	350.1
Total minimum lease payments	19.8	1,224.0
Less: effect of discounting	5.4	305.0
Present value of future minimum lease payments	14.4	919.0
Less: current obligations under leases	1.1	152.6
Long-term lease obligations	$13.3	$766.4
As of June 30, 2019, the Company has entered certain leases that have not yet commenced. Such leases include a 15-year lease for hydrogen supply, with future lease payments estimated to total approximately $212.6 million, expected to commence in the second quarter of 2020, and a 30-year lease for use of port facilities, with future lease payments estimated to total approximately to $238.6 million, expected to commence in the third quarter of 2019. There are no material lease arrangements in which the Company is the lessor.
In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The Company believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third party leases as described above. For the three and six months ended June 30, 2019, the Company incurred operating lease costs, related to affiliate operating leases, of $36.7 million and $64.0 million, respectively. As of June 30, 2019, the Company had recorded right-of-use assets, short-term lease obligations and long-term lease obligations of $683.0 million, $72.5 million and $610.5 million, respectively, associated with these affiliate operating leases.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$10.9	$11.8	$21.8	$23.6
Interest cost	2.1	1.4	4.2	2.8
Expected return on plan assets	(2.4)	(2.1)	(4.8)	(4.2)
Amortization of prior service cost and actuarial loss	—	0.1	0.1	0.2
Net periodic benefit cost	$10.6	$11.2	$21.3	$22.4

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$0.3	$0.2	$0.5	$0.5
Interest cost	0.1	0.3	0.3	0.4
Amortization of prior service cost	0.2	0.1	0.3	0.3
Net periodic benefit cost	$0.6	$0.6	$1.1	$1.2

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
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended June 30,
(in millions)	2019	2018
Gasoline and distillates	$5,570.7	$6,341.8
Asphalt and blackoils	531.8	397.2
Feedstocks and other	203.9	404.1
Chemicals	177.6	202.6
Lubricants	67.9	94.8
Total Revenues	$6,551.9	$7,440.5

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
(in millions)	2019	2018
Gasoline and distillates	$10,003.7	$11,336.1
Asphalt and blackoils	884.8	706.1
Feedstocks and other	404.6	642.8
Chemicals	329.3	378.7
Lubricants	138.2	176.4
Total Revenues	$11,760.6	$13,240.1

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
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $22.4 million and $17.1 million as of June 30, 2019 and December 31, 2018, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The reported income tax provision in the PBF Holding Condensed Consolidated Financial Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Current income tax benefit	$(0.1)	$—	$(0.1)	$—
Deferred income tax expense (benefit)	1.9	(4.0)	(5.3)	(4.7)
Total income tax expense (benefit)	$1.8	$(4.0)	$(5.4)	$(4.7)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2019 and December 31, 2018.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company has posted cash margin with various counterparties to support hedging and trading activities. The cash margin posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of June 30, 2019
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$0.8	$—	$—	$0.8	N/A	$0.8
Commodity contracts	22.4	8.4	—	30.8	(11.8)	19.0
Liabilities:
Commodity contracts	11.2	0.6	—	11.8	(11.8)	—
Catalyst lease obligations	—	45.8	—	45.8	—	45.8
Derivatives included with inventory intermediation agreement obligations	—	10.9	—	10.9	—	10.9

	As of December 31, 2018
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$2.8	$—	$—	$2.8	N/A	$2.8
Commodity contracts	1.2	8.9	—	10.1	(2.9)	7.2
Derivatives included with inventory intermediation agreement obligations	—	24.1	—	24.1	—	24.1

Liabilities:
Commodity contracts	2.7	0.2	—	2.9	(2.9)	—
Catalyst lease obligations	—	44.3	—	44.3	—	44.3

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2019 and December 31, 2018, $10.2 million and $9.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
There were no transfers between levels during the three and six months ended June 30, 2019 or 2018.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725.0	$759.6	$725.0	$688.4
2023 Senior Notes (a)	500.0	519.6	500.0	479.4
PBF Rail Term Loan (b)	18.1	18.1	21.6	21.6
Catalyst leases (c)	45.8	45.8	44.3	44.3
	1,288.9	1,343.1	1,290.9	1,233.7
Less - Current debt (c)	(1.3)	(1.3)	(2.4)	(2.4)
Less - Unamortized deferred financing costs	(27.4)	n/a	(30.5)	n/a
Long-term debt	$1,260.2	$1,341.8	$1,258.0	$1,231.3
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

(c)
Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst. During 2018, Toledo Refining and Chalmette Refining entered into two platinum bridge leases which were settled in April 2019 and were not renewed. During 2018 Delaware City Refining entered into a new platinum bridge lease, which will expire in the third quarter of 2019. This lease is payable at maturity and is not anticipated to be renewed. The total outstanding balance related to these bridge leases as of June 30, 2019 and December 31, 2018 was $1.3 million and $2.4 million, respectively, and is included in Current debt in the Company’s Condensed Consolidated Balance Sheets.

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
As of June 30, 2019, there were 496,153 barrels of crude oil and feedstocks (no barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. As of June 30, 2019, there were 3,418,263 barrels of intermediates and refined products (3,350,166 barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2019, there were 12,167,000 barrels of crude oil and 6,481,000 barrels of refined products (5,801,000 and 1,609,000, respectively, as of December 31, 2018), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of June 30, 2019 and December 31, 2018 and the line items in the Condensed Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
June 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(10.9)
December 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$24.1

Derivatives not designated as hedging instruments:
June 30, 2019:
Commodity contracts	Accounts receivable	$19.0
December 31, 2018:
Commodity contracts	Accounts receivable	$7.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended June 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(20.8)
For the three months ended June 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$6.3
For the six months ended June 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(35.0)
For the six months ended June 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(2.5)

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2019:
Commodity contracts	Cost of products and other	$1.0
For the three months ended June 30, 2018:
Commodity contracts	Cost of products and other	$(33.1)
For the six months ended June 30, 2019:
Commodity contracts	Cost of products and other	$32.7
For the six months ended June 30, 2018:
Commodity contracts	Cost of products and other	$(46.4)

Hedged items designated in fair value hedges:
For the three months ended June 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$20.8
For the three months ended June 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$(6.3)
For the six months ended June 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$35.0
For the six months ended June 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$2.5
The Company had no ineffectiveness related to the fair value hedges for the three and six months ended June 30, 2019 or 2018.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. SUBSEQUENT EVENTS
Dividend Declared
On August 1, 2019, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on August 30, 2019 to PBF Energy Class A common stockholders of record at the close of business on August 15, 2019.
Torrance Land Sale
On August 2, 2019, the Company closed on a third-party sale of a parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself. Net proceeds on the sale approximated $36.3 million.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC, Chalmette Refining, L.L.C., PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, PBF International Inc. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the Senior Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer”. The indentures dated November 24, 2015 and May 30, 2017, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries”. PBF Energy Limited, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC and Torrance Pipeline Company LLC are consolidated subsidiaries of the Company that are not guarantors of the Senior Notes. Additionally, during the period owned, the Company’s 50% equity investment in Torrance Valley Pipeline Company, held by TVP Holding was included in the Company’s Non-Guarantor financial position and results of operations and cash flows as TVP Holding was not a guarantor of the Senior Notes.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2019
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$118.9	$7.9	$30.0	$—	$156.8
Accounts receivable	965.6	6.8	12.3	—	984.7
Accounts receivable - affiliate	1.7	2.8	1.0	—	5.5
Inventories	2,113.8	—	198.8	—	2,312.6
Prepaid and other current assets	44.2	40.8	1.5	—	86.5
Due from related parties	36,665.2	25,989.9	11,003.8	(73,658.9)	—
Total current assets	39,909.4	26,048.2	11,247.4	(73,658.9)	3,546.1

Property, plant and equipment, net	15.3	2,817.9	230.0	—	3,063.2
Investment in subsidiaries	—	233.7	—	(233.7)	—
Operating lease right of use assets - third party	174.6	61.9	—	—	236.5
Operating lease right of use assets - affiliate	617.9	65.1	—	—	683.0
Deferred charges and other assets, net	16.9	1,010.8	—	—	1,027.7
Total assets	$40,734.1	$30,237.6	$11,477.4	$(73,892.6)	$8,556.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$279.0	$146.9	$12.9	$—	$438.8
Accounts payable - affiliate	45.5	1.5	0.3	—	47.3
Accrued expenses	1,423.8	107.0	272.3	—	1,803.1
Current operating lease liabilities - third party	66.8	13.3	—	—	80.1
Current operating lease liabilities - affiliate	69.8	2.7	—	—	72.5
Current debt	—	1.3	—	—	1.3
Deferred revenue	20.9	1.5	—	—	22.4
Due to related parties	30,294.2	32,445.7	10,919.0	(73,658.9)	—
Total current liabilities	32,200.0	32,719.9	11,204.5	(73,658.9)	2,465.5

Long-term debt	1,197.8	44.5	17.9	—	1,260.2
Deferred tax liabilities	—	—	35.1	—	35.1
Long-term operating lease liabilities - third party	107.3	48.6	—	—	155.9
Long-term operating lease liabilities - affiliate	548.1	62.4	—	—	610.5
Other long-term liabilities	52.1	200.1	3.1	—	255.3
Investment in subsidiaries	2,854.8	—	—	(2,854.8)	—
Total liabilities	36,960.1	33,075.5	11,260.6	(76,513.7)	4,782.5

Commitments and contingencies

Equity:
PBF Holding Company LLC equity
Member’s equity	2,699.8	1,582.2	146.4	(1,728.6)	2,699.8
Retained earnings / (accumulated deficit)	1,086.4	(4,423.6)	70.4	4,353.2	1,086.4
Accumulated other comprehensive loss	(23.2)	(7.5)	—	7.5	(23.2)
Total PBF Holding Company LLC equity	3,763.0	(2,848.9)	216.8	2,632.1	3,763.0
Noncontrolling interest	11.0	11.0	—	(11.0)	11.0
Total equity	3,774.0	(2,837.9)	216.8	2,621.1	3,774.0
Total liabilities and equity	$40,734.1	$30,237.6	$11,477.4	$(73,892.6)	$8,556.5

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2018
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$526.0	$9.1	$26.6	$—	$561.7
Accounts receivable	690.1	7.2	13.4	—	710.7
Accounts receivable - affiliate	1.8	9.5	0.7	—	12.0
Inventories	1,685.4	—	178.7	—	1,864.1
Prepaid and other current assets	20.7	30.0	1.8	—	52.5
Due from related parties	33,793.1	25,057.3	9,534.2	(68,384.6)	—
Total current assets	36,717.1	25,113.1	9,755.4	(68,384.6)	3,201.0

Property, plant and equipment, net	17.3	2,722.7	231.2	—	2,971.2
Investment in subsidiaries	—	421.4	—	(421.4)	—
Investment in equity method investee	—	—	169.5	—	169.5
Deferred charges and other assets, net	16.0	855.8	—	—	871.8
Total assets	$36,750.4	$29,113.0	$10,156.1	$(68,806.0)	$7,213.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$278.2	$189.7	$15.9	$—	$483.8
Accounts payable - affiliate	34.2	14.8	0.5	—	49.5
Accrued expenses	1,364.0	156.1	58.9	—	1,579.0
Current debt	—	2.4	—	—	2.4
Deferred revenue	15.6	1.5	—	—	17.1
Due to related parties	28,340.7	30,433.4	9,610.5	(68,384.6)	—
Total current liabilities	30,032.7	30,797.9	9,685.8	(68,384.6)	2,131.8

Long-term debt	1,194.7	42.0	21.3	—	1,258.0
Deferred tax liabilities	—	—	40.4	—	40.4
Other long-term liabilities	54.9	194.5	4.1	—	253.5
Investment in subsidiaries	1,938.3	—	—	(1,938.3)	—
Total liabilities	33,220.6	31,034.4	9,751.6	(70,322.9)	3,683.7

Commitments and contingencies

Equity:
PBF Holding Company LLC equity
Member’s equity	2,652.5	1,737.2	323.7	(2,060.9)	2,652.5
Retained earnings	890.3	(3,662.0)	80.8	3,581.2	890.3
Accumulated other comprehensive loss	(23.9)	(7.5)	—	7.5	(23.9)
Total PBF Holding Company LLC equity	3,518.9	(1,932.3)	404.5	1,527.8	3,518.9
Noncontrolling interest	10.9	10.9	—	(10.9)	10.9
Total equity	3,529.8	(1,921.4)	404.5	1,516.9	3,529.8
Total liabilities and equity	$36,750.4	$29,113.0	$10,156.1	$(68,806.0)	$7,213.5

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2019
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues	$6,521.0	$350.8	$973.7	$(1,293.6)	$6,551.9

Cost and expenses:
Cost of products and other	6,196.4	164.3	958.3	(1,293.6)	6,025.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	—	401.6	8.1	—	409.7
Depreciation and amortization expense	—	93.4	1.9	—	95.3
Cost of sales	6,196.4	659.3	968.3	(1,293.6)	6,530.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	37.6	9.9	(0.9)	—	46.6
Depreciation and amortization expense	2.9	—	—	—	2.9
Equity income in investee	—	—	(3.2)	—	(3.2)
Loss on sale of assets	—	0.8	—	—	0.8
Total cost and expenses	6,236.9	670.0	964.2	(1,293.6)	6,577.5

Income (loss) from operations	284.1	(319.2)	9.5	—	(25.6)

Other income (expense):
Equity in (loss) earnings of subsidiaries	(311.3)	7.4	—	303.9	—
Change in fair value of catalyst leases	—	0.5	—	—	0.5
Interest expense, net	(29.1)	(0.2)	(0.3)	—	(29.6)
Other non-service components of net periodic benefit cost	(0.2)	0.2	—	—	—
Income (loss) before income taxes	(56.5)	(311.3)	9.2	303.9	(54.7)
Income tax expense	—	—	1.8	—	1.8
Net income (loss)	(56.5)	(311.3)	7.4	303.9	(56.5)
Less: net income attributable to noncontrolling interests	0.1	0.1	—	(0.1)	0.1
Net income (loss) attributable to PBF Holding Company LLC	$(56.6)	$(311.4)	$7.4	$304.0	$(56.6)

Comprehensive income (loss) attributable to PBF Holding Company LLC	$(56.1)	$(311.4)	$7.4	$304.0	$(56.1)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2018
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues	$7,379.2	$342.1	$903.6	$(1,184.4)	$7,440.5

Cost and expenses:
Cost of products and other	6,628.7	157.1	910.8	(1,184.4)	6,512.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	—	394.7	8.0	—	402.7
Depreciation and amortization expense	—	80.9	1.9	—	82.8
Cost of sales	6,628.7	632.7	920.7	(1,184.4)	6,997.7
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	43.8	7.1	0.9	—	51.8
Depreciation and amortization expense	2.6	—	—	—	2.6
Equity income in investee	—	—	(4.4)	—	(4.4)
Loss on sale of assets	—	0.6	—	—	0.6
Total cost and expenses	6,675.1	640.4	917.2	(1,184.4)	7,048.3

Income (loss) from operations	704.1	(298.3)	(13.6)	—	392.2

Other income (expense):
Equity in loss of subsidiaries	(304.3)	(9.9)	—	314.2	—
Change in fair value of catalyst leases	—	4.1	—	—	4.1
Interest expense, net	(32.2)	(0.5)	(0.3)	—	(33.0)
Other non-service components of net periodic benefit cost	(0.1)	0.3	—	—	0.2
Income (loss) before income taxes	367.5	(304.3)	(13.9)	314.2	363.5
Income tax benefit	—	—	(4.0)	—	(4.0)
Net income (loss)	367.5	(304.3)	(9.9)	314.2	367.5
Net income (loss) attributable to PBF Holding Company LLC	$367.5	$(304.3)	$(9.9)	$314.2	$367.5

Comprehensive income (loss) attributable to PBF Holding Company LLC	$367.5	$(304.3)	$(9.9)	$314.2	$367.5

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2019
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues	$11,709.9	$1,201.1	$1,578.4	$(2,728.8)	$11,760.6

Cost and expenses:
Cost of products and other	10,551.5	894.9	1,584.0	(2,728.8)	10,301.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	—	847.7	15.4	—	863.1
Depreciation and amortization expense	—	185.8	3.8	—	189.6
Cost of sales	10,551.5	1,928.4	1,603.2	(2,728.8)	11,354.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	80.9	18.5	(1.6)	—	97.8
Depreciation and amortization expense	5.7	—	—	—	5.7
Equity income in investee	—	—	(7.9)	—	(7.9)
Loss on sale of assets	—	0.8	—	—	0.8
Total cost and expenses	10,638.1	1,947.7	1,593.7	(2,728.8)	11,450.7

Income (loss) from operations	1,071.8	(746.6)	(15.3)	—	309.9

Other income (expense):
Equity in (loss) earnings of subsidiaries	(759.9)	(10.4)	—	770.3	—
Change in fair value of catalyst leases	—	(2.6)	—	—	(2.6)
Interest expense, net	(55.9)	(0.6)	(0.5)	—	(57.0)
Other non-service components of net periodic benefit cost	(0.4)	0.3	—	—	(0.1)
Income (loss) before income taxes	255.6	(759.9)	(15.8)	770.3	250.2
Income tax benefit	—	—	(5.4)	—	(5.4)
Net income (loss)	255.6	(759.9)	(10.4)	770.3	255.6
Less: net income attributable to noncontrolling interests	0.1	0.1	—	(0.1)	0.1
Net income (loss) attributable to PBF Holding Company LLC	$255.5	$(760.0)	$(10.4)	$770.4	$255.5

Comprehensive income (loss) attributable to PBF Holding Company LLC	$256.2	$(760.0)	$(10.4)	$770.4	$256.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Six Months Ended June 30, 2018
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues	$13,113.9	$1,053.8	$1,589.2	$(2,516.8)	$13,240.1

Cost and expenses:
Cost of products and other	11,866.8	761.4	1,590.4	(2,516.8)	11,701.8
Operating expenses (excluding depreciation and amortization expense as reflected below)	—	799.7	14.4	—	814.1
Depreciation and amortization expense	—	155.8	3.8	—	159.6
Cost of sales	11,866.8	1,716.9	1,608.6	(2,516.8)	12,675.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	94.8	13.1	2.2	—	110.1
Depreciation and amortization expense	5.3	—	—	—	5.3
Equity income in investee	—	—	(8.4)	—	(8.4)
Loss on sale of assets	—	0.7	—	—	0.7
Total cost and expenses	11,966.9	1,730.7	1,602.4	(2,516.8)	12,783.2

Income (loss) from operations	1,147.0	(676.9)	(13.2)	—	456.9

Other income (expense):
Equity in loss of subsidiaries	(682.0)	(9.0)	—	691.0	—
Change in fair value of catalyst leases	—	4.1	—	—	4.1
Interest expense, net	(64.9)	(0.9)	(0.5)	—	(66.3)
Other non-service components of net periodic benefit cost	(0.2)	0.7	—	—	0.5
Income (loss) before income taxes	399.9	(682.0)	(13.7)	691.0	395.2
Income tax benefit	—	—	(4.7)	—	(4.7)
Net income (loss)	399.9	(682.0)	(9.0)	691.0	399.9
Net income (loss) attributable to PBF Holding Company LLC	$399.9	$(682.0)	$(9.0)	$691.0	$399.9

Comprehensive income (loss) attributable to PBF Holding Company LLC	$400.2	$(682.0)	$(9.0)	$691.0	$400.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2019
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$255.6	$(759.9)	$(10.4)	$770.3	$255.6
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8.7	185.8	3.9	—	198.4
Stock-based compensation	0.6	15.1	—	—	15.7
Change in fair value of catalyst leases	—	2.6	—	—	2.6
Deferred income taxes	—	—	(5.3)	—	(5.3)
Non-cash change in inventory repurchase obligations	35.0	—	—	—	35.0
Non-cash lower of cost or market inventory adjustment	(324.0)	—	—	—	(324.0)
Pension and other post-retirement benefit costs	4.0	18.4	—	—	22.4
Income from equity method investee	—	—	(7.9)	—	(7.9)
Distributions from equity method investee	—	—	7.9	—	7.9
Loss on sale of assets	—	0.8	—	—	0.8
Equity in earnings of subsidiaries	759.9	10.4	—	(770.3)	—
Changes in operating assets and liabilities:
Accounts receivable	(275.5)	0.4	1.0	—	(274.1)
Due to/from affiliates	(874.3)	1,048.7	(161.5)	—	12.9
Inventories	(104.5)	—	(20.1)	—	(124.6)
Prepaid and other current assets	(23.5)	(10.8)	0.2	—	(34.1)
Accounts payable	(0.8)	(30.5)	(3.0)	—	(34.3)
Accrued expenses	(9.6)	(3.7)	213.3	—	200.0
Deferred revenue	5.3	—	—	—	5.3
Other assets and liabilities	(6.8)	(12.1)	(9.4)	—	(28.3)
Net cash (used in) provided by operating activities	$(549.9)	$465.2	$8.7	$—	$(76.0)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(3.7)	(184.8)	(2.4)	—	(190.9)
Expenditures for deferred turnaround costs	—	(261.9)	—	—	(261.9)
Expenditures for other assets	—	(33.9)	—	—	(33.9)
Equity method investment - return of capital	—	—	0.6	—	0.6
Net cash used in investing activities	$(3.7)	$(480.6)	$(1.8)	$—	$(486.1)

Cash flows from financing activities:
Contributions from PBF LLC	202.5	—	—	—	202.5
Distribution to members	(57.7)	(1.7)	—	—	(59.4)
Repayments of PBF Rail Term Loan	—	—	(3.5)	—	(3.5)
Proceeds from revolver borrowings	1,250.0	—	—	—	1,250.0
Repayments of revolver borrowings	(1,250.0)	—	—	—	(1,250.0)
Catalyst lease settlements	—	(1.2)	—	—	(1.2)
Proceeds from insurance premium financing	1.7	17.2	—	—	18.9
Deferred financing cost and other	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) financing activities	$146.5	$14.2	$(3.5)	$—	$157.2

Net (decrease) increase in cash and cash equivalents	(407.1)	(1.2)	3.4	—	(404.9)
Cash and cash equivalents, beginning of period	526.0	9.1	26.6	—	561.7
Cash and cash equivalents, end of period	$118.9	$7.9	$30.0	$—	$156.8

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2018
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$399.9	$(682.0)	$(9.0)	$691.0	$399.9
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8.4	155.8	3.9	—	168.1
Stock-based compensation	—	9.5	—	—	9.5
Change in fair value of catalyst leases	—	(4.1)	—	—	(4.1)
Deferred income taxes	—	—	(4.7)	—	(4.7)
Non-cash change in inventory repurchase obligations	2.5	—	—	—	2.5
Non-cash lower of cost or market inventory adjustment	(245.7)	—	—	—	(245.7)
Pension and other post-retirement benefit costs	3.5	20.2	—	—	23.7
Income from equity method investee	—	—	(8.4)	—	(8.4)
Distributions from equity method investee	—	—	8.4	—	8.4
Loss on sale of assets	—	0.7	—	—	0.7
Equity in earnings of subsidiaries	682.0	9.0	—	(691.0)	—
Changes in operating assets and liabilities:
Accounts receivable	(89.1)	(1.4)	10.1	—	(80.4)
Due to/from affiliates	(866.2)	849.5	9.0	—	(7.7)
Inventories	(125.7)	—	44.9	—	(80.8)
Prepaid and other current assets	1.6	(3.8)	0.4	—	(1.8)
Accounts payable	94.2	(24.9)	(5.0)	—	64.3
Accrued expenses	61.1	(23.5)	(36.7)	—	0.9
Deferred revenue	(2.4)	(1.5)	—	—	(3.9)
Other assets and liabilities	8.6	(7.0)	(11.6)	—	(10.0)
Net cash (used in) provided by operating activities	$(67.3)	$296.5	$1.3	$—	$230.5

Cash flows from investing activities:
Expenditures for property, plant and equipment	(2.6)	(106.6)	(1.0)	—	(110.2)
Expenditures for deferred turnaround costs	—	(179.2)	—	—	(179.2)
Expenditures for other assets	—	(12.3)	—	—	(12.3)
Equity method investment - return of capital	—	—	2.8	—	2.8
Net cash (used in) provided by investing activities	$(2.6)	$(298.1)	$1.8	$—	$(298.9)

Cash flows from financing activities:
Contributions from PBF LLC	22.0	—	—	—	22.0
Distributions to members	(26.5)	—	—	—	(26.5)
Repayments of PBF Rail Term Loan	—	—	(3.4)	—	(3.4)
Repayment of note payable	—	(2.4)	—	—	(2.4)
Catalyst lease settlements	—	(9.5)	—	—	(9.5)
Proceeds from insurance premium financing	1.2	16.2	—	—	17.4
Deferred financing cost and other	(12.7)	—	—	—	(12.7)
Net cash (used in) provided by financing activities	$(16.0)	$4.3	$(3.4)	$—	$(15.1)

Net (decrease) increase in cash and cash equivalents	(85.9)	2.7	(0.3)	—	(83.5)
Cash and cash equivalents, beginning of period	486.6	13.5	26.1	—	526.2
Cash and cash equivalents, end of period	$400.7	$16.2	$25.8	$—	$442.7

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of June 30, 2019, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. Our five oil refineries are aggregated into one reportable segment.
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

Business Developments
Recent significant business developments affecting us are discussed below.
Pending Martinez Acquisition
On June 11, 2019 (the “Execution Date”), we entered into a definitive Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with Equilon Enterprises LLC d/b/a Shell Oil Products US (the "Seller"), to purchase the Martinez refinery and related logistics assets (collectively, the “Martinez Acquisition”). The Martinez refinery is located on an 860-acre site in the City of Martinez, 30 miles northeast of San Francisco, California. The refinery is a high-conversion 157,000 bpd, dual-coking facility with a Nelson Complexity Index of 16.1, making it one of the most complex refineries in the United States. The facility is strategically positioned in Northern California and provides for operating and commercial synergies with the Torrance refinery located in Southern California. The Martinez Acquisition is expected to further increase our total throughput capacity to over 1,000,000 bpd.
In addition to refining assets, the Martinez Acquisition includes a number of high-quality onsite logistics assets including a deep-water marine facility, product distribution terminals and refinery crude and product storage facilities with approximately 8.8 million barrels of shell capacity.
The purchase price for the Martinez Acquisition will range from $900.0 million to $1.0 billion in cash, based on the date the transaction closes, plus inventory and working capital to be valued at closing. In addition, we also have an obligation to make certain post-closing payments to the Seller if certain conditions are met including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the closing. The purchase price is also subject to other customary purchase price adjustments. The Martinez Acquisition is expected to close in the fourth quarter of 2019, subject to satisfaction of customary closing conditions, including the absence of legal impediments prohibiting the Martinez Acquisition, receipt of regulatory approvals and required consents and absence of a material adverse effect. Additionally, as a condition of closing, the assets must be operational in all material respects and in substantially the same condition and repair, ordinary wear and tear excepted, as of the Execution Date.
We expect to finance the transaction with a combination of cash on hand and debt. Following the expected completion of the Martinez Acquisition, our weighted average Nelson Complexity Index will increase to 12.8.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Inventory Intermediation Agreements
On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiaries, DCR and PRC, entered into amendments to the amended and restated inventory intermediation agreements (as amended in the first quarter of 2019, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. The most recent of these amendments was executed on March 29, 2019. As a result of the amendments (i) the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DRC (i) extended the term to February 28, 2020, which term may be further extended by mutual consent of the parties to February 26, 2021 and (ii) added the PBFX East Coast Storage Facility (as defined in “Note 2 - Inventories” of our Notes to Condensed Consolidated Financial Statements) as a location and crude oil as a new product type to be included in the Products (as defined in “Note 2 - Inventories” of our Notes to Condensed Consolidated Financial Statements) sold to J. Aron by DCR. Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the Products produced by the Paulsboro and Delaware City refineries (the “Refineries”), and delivered into the Storage Tanks (as defined in “Note 2 - Inventories” of our Notes to Condensed Consolidated Financial Statements). Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Storage Tanks. J. Aron has the right to store the Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the Products independently to third parties.
Adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases”
As disclosed in “Note 6 - Leases” of our Notes to Condensed Consolidated Financial Statements, prior to January 1, 2019, we accounted for leases under ASC 840 and did not record a right of use asset or corresponding lease liability for operating leases on our Condensed Consolidated Balance Sheets. We adopted ASC 842 using a modified retrospective approach, and elected the transition method to apply the new standard at the adoption date of January 1, 2019. As such, financial information for prior periods has not been adjusted and continues to be reported under ASC 840. Refer to “Note 6 - Leases” of our Notes to Condensed Consolidated Financial Statements.
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
There were no outstanding borrowings under the Revolving Credit Facility as of as of June 30, 2019 and December 31, 2018, respectively.
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

We have entered into a series of agreements with PBFX, including contribution, commercial and operational agreements. Refer to “Note 4 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements, for descriptions of these agreements and their impact to our operations. Related party transactions that have an impact on the comparability of our period to period financial performance and financial condition are listed below.
TVPC Contribution Agreement
On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which we contributed to PBF LLC, which in turn, contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in the Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC.
East Coast Storage Assets Acquisition
On October 1, 2018, PBFX completed the purchase of CPI Operations LLC (“CPI”), whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (collectively, the “East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”). Effective January 1, 2019, we and PBFX entered into a terminal storage agreement (the “East Coast Storage Assets Terminal Storage Agreement”) wherein PBFX provides us storage services at the East Coast Storage Assets. The initial term of the East Coast Storage Assets Terminal Storage Agreement is eight years with automatic one year renewals unless canceled by either party through written notice. Under the East Coast Storage Assets Terminal Storage Agreement, we have a minimum storage commitment, which is equal to the available shell capacity for our dedicated tanks.
Development Assets Acquisition
On July 16, 2018, PBFX entered into four contribution agreements with PBF LLC pursuant to which we contributed to PBF LLC certain of our subsidiaries (the “Development Assets Contribution Agreements”). Pursuant to the Development Asset Contribution Agreements, we contributed all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC (“TRLC”), whose assets consist of a loading and unloading rail facility located at the Toledo Refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at the Chalmette Refinery; Paulsboro Terminaling Company LLC (“PTC”), whose assets consist of a lube oil terminal facility located at the Paulsboro Refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC (“DSLC”), whose assets consist of an ethanol storage facility located at the Delaware City Refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”) to PBF LLC. PBFX Operating Company LLC (“PBFX Op Co”), in turn acquired the limited liability company interests in the Development Assets from PBF LLC in connection with the Development Assets Contribution Agreements. The acquisition of the Development Assets closed on July 31, 2018 for total consideration of $31.6 million consisting of 1,494,134 common units representing limited partner interests in PBFX, issued to PBF LLC (the “Development Assets Acquisition”).
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
A summary of transactions with PBFX is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$1.6	$4.3	$3.3
Omnibus Agreement	1.7	1.7	3.5	3.4
Total expenses under affiliate agreements	74.7	63.7	146.0	124.6

Results of Operations
The following tables reflect our financial and operating highlights for the three and six months ended June 30, 2019 and 2018 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$6,551.9	$7,440.5	$11,760.6	$13,240.1
Cost and expenses:
Cost of products and other	6,025.4	6,512.2	10,301.6	11,701.8
Operating expenses (excluding depreciation and amortization expense as reflected below)	409.7	402.7	863.1	814.1
Depreciation and amortization expense	95.3	82.8	189.6	159.6
Cost of sales	6,530.4	6,997.7	11,354.3	12,675.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	46.6	51.8	97.8	110.1
Depreciation and amortization expense	2.9	2.6	5.7	5.3
Equity income in investee	(3.2)	(4.4)	(7.9)	(8.4)
Loss on sale of assets	0.8	0.6	0.8	0.7
Total cost and expenses	6,577.5	7,048.3	11,450.7	12,783.2

Income (loss) from operations	(25.6)	392.2	309.9	456.9

Other income (expense):
Change in fair value of catalyst leases	0.5	4.1	(2.6)	4.1
Interest expense, net	(29.6)	(33.0)	(57.0)	(66.3)
Other non-service components of net periodic benefit cost	—	0.2	(0.1)	0.5
Income (loss) before income taxes	(54.7)	363.5	250.2	395.2
Income tax expense (benefit)	1.8	(4.0)	(5.4)	(4.7)
Net income (loss)	(56.5)	367.5	255.6	399.9
Less: net income attributable to noncontrolling interests	0.1	—	0.1	—
Net income (loss) attributable to PBF Holding Company LLC	$(56.6)	$367.5	$255.5	$399.9

Consolidated gross margin	$21.5	$442.8	$406.3	$564.6
Gross refining margin (1)	$526.5	$928.3	$1,459.0	$1,538.3
_____________________

(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Key Operating Information
Production (bpd in thousands)	854.2	866.1	796.7	831.2
Crude oil and feedstocks throughput (bpd in thousands)	854.1	866.6	798.9	833.3
Total crude oil and feedstocks throughput (millions of barrels)	77.7	78.8	144.6	150.8
Consolidated gross margin per barrel of throughput	$0.26	$5.61	$2.80	$3.75
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.10	$9.77	$7.85	$8.57
Refinery operating expense, per barrel of throughput	$5.27	$5.11	$5.97	$5.40

Crude and feedstocks (% of total throughput) (2)
Heavy	30%	38%	31%	37%
Medium	28%	28%	30%	31%
Light	26%	21%	25%	20%
Other feedstocks and blends	16%	13%	14%	12%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	49%	48%	48%	49%
Distillates and distillate blendstocks	31%	32%	32%	32%
Lubes	1%	1%	1%	1%
Chemicals	2%	2%	2%	2%
Other	17%	17%	17%	16%
Total yield	100%	100%	100%	100%
_____________________

(1)	See Non-GAAP Financial Measures.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars per barrel, except as noted)
Dated Brent crude oil	$68.96	$74.42	$66.16	$70.75
West Texas Intermediate (WTI) crude oil	$59.90	$68.02	$57.42	$65.52
Light Louisiana Sweet (LLS) crude oil	$67.04	$73.14	$64.75	$69.58
Alaska North Slope (ANS) crude oil	$68.29	$73.93	$66.37	$70.64
Crack Spreads
Dated Brent (NYH) 2-1-1	$13.54	$14.96	$11.72	$13.90
WTI (Chicago) 4-3-1	$21.10	$17.56	$16.79	$14.74
LLS (Gulf Coast) 2-1-1	$12.65	$13.52	$11.29	$13.19
ANS (West Coast) 4-3-1	$22.96	$18.70	$18.33	$17.59
Crude Oil Differentials
Dated Brent (foreign) less WTI	$9.06	$6.40	$8.74	$5.23
Dated Brent less Maya (heavy, sour)	$7.27	$12.40	$5.69	$10.78
Dated Brent less WTS (sour)	$10.73	$14.78	$10.15	$10.20
Dated Brent less ASCI (sour)	$3.96	$5.09	$3.17	$4.84
WTI less WCS (heavy, sour)	$12.53	$18.26	$11.28	$22.17
WTI less Bakken (light, sweet)	$1.06	$0.39	$0.41	$0.70
WTI less Syncrude (light, sweet)	$(0.05)	$2.98	$(0.01)	$1.69
WTI less LLS (light, sweet)	$(7.14)	$(5.12)	$(7.33)	$(4.06)
WTI less ANS (light, sweet)	$(8.39)	$(5.91)	$(8.95)	$(5.12)
Natural gas (dollars per MMBTU)	$2.51	$2.85	$2.69	$2.82

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Overview— Net loss was $56.5 million for the three months ended June 30, 2019 compared to net income of $367.5 million for the three months ended June 30, 2018.
Our results for the three months ended June 30, 2019 were negatively impacted by a special item consisting of a non-cash lower of cost or market (“LCM”) inventory adjustment of approximately $182.0 million. Our results for the three months ended June 30, 2018 were positively impacted by an LCM inventory adjustment of approximately $158.0 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by unfavorable movements in crude differentials and overall lower throughput volumes and barrels sold across the majority of our refineries as a result of ongoing turnarounds, which were completed in the second quarter of 2019, despite stronger refining margins in the Mid-Continent and West Coast. Our results for the three months ended June 30, 2019 were also negatively impacted by increased depreciation and amortization expense associated with our continued investment in our refining assets and the effect of significant turnaround activity during the first half of the year.

Revenues— Revenues totaled $6.6 billion for the three months ended June 30, 2019 compared to $7.4 billion for the three months ended June 30, 2018, a decrease of approximately $0.9 billion, or 11.9%. Revenues per barrel were $74.14 and $80.35 for the three months ended June 30, 2019 and 2018, respectively, a decrease of 7.7% directly related to lower hydrocarbon commodity prices. For the three months ended June 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 325,800 bpd, 163,200 bpd, 201,400 bpd and 163,700 bpd, respectively. For the three months ended June 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 359,900 bpd, 152,900 bpd, 188,500 bpd and 165,300 bpd, respectively. The throughput rates at our East Coast refineries were lower in the three months ended June 30, 2019 compared to the same period in 2018 due to planned downtime associated with the turnarounds of the crude unit at our Paulsboro refinery and coker at our Delaware City refinery, which were completed during the second quarter of 2019. Throughput rates in the Mid-Continent were higher in the three months ended June 30, 2019 compared to the same period in 2018 due to a planned turnaround at our Toledo refinery in the second quarter of the prior year. For the three months ended June 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 358,700 bpd, 171,800 bpd, 243,800 bpd and 196,800 bpd, respectively. For the three months ended June 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 401,100 bpd, 162,900 bpd, 250,000 bpd and 203,600 bpd respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $21.5 million for the three months ended June 30, 2019 compared to $442.8 million for the three months ended June 30, 2018, a decrease of approximately $421.3 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $526.5 million, or $6.76 per barrel of throughput for the three months ended June 30, 2019 compared to $928.3 million, or $11.77 per barrel of throughput for the three months ended June 30, 2018, a decrease of approximately $401.8 million. Gross refining margin excluding special items totaled $708.5 million or $9.10 per barrel of throughput for the three months ended June 30, 2019 compared to $770.3 million or $9.77 per barrel of throughput for the three months ended June 30, 2018, a decrease of $61.8 million.
Consolidated gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $182.0 million on a net basis, resulting from the decrease in crude oil and refined product prices in comparison to the prices at the end of the first quarter of 2019. The non-cash LCM inventory adjustment increased consolidated gross margin and gross refining margin by approximately $158.0 million on a net basis in the second quarter of 2018. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in crude differentials and reduced throughput rates in the East Coast and West Coast, partially offset by higher throughput rates in the Mid-Continent and Gulf Coast and higher crack spreads in the Mid-Continent and West Coast.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”), although at a reduced level from the prior year. Total RFS costs were $30.9 million for the three months ended June 30, 2019 in comparison to $39.2 million for the three months ended June 30, 2018.
Average industry margins were mixed during the three months ended June 30, 2019 in comparison to the same period in 2018, primarily as a result of varying regional inventory levels of gasoline and seasonal and unplanned refining downtime issues impacting product margins. Crude oil differentials were generally unfavorable in comparison to the same period in 2018, with notable light-heavy crude differential compression negatively impacting our refining gross margin.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $13.54 per barrel, or 9.5% lower, in the three months ended June 30, 2019, as compared to $14.96 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya differential, which decreased by $5.13 per barrel in the three months ended June 30, 2019 as compared to the same period in 2018. In addition, the WTI/WCS differential decreased significantly to $12.53 per barrel in the three months ended June 30, 2019 compared to $18.26 in the same period in 2018, which unfavorably impacted our cost of heavy Canadian crude. This decrease was offset by improving WTI/Bakken differential, which increased $0.67 per barrel in the three months ended June 30, 2019 as compared to the same period in 2018.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $21.10 per barrel, or 20.2% higher, in the three months ended June 30, 2019 as compared to $17.56 per barrel in the same period in 2018. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged $1.06 per barrel in the three months ended June 30, 2019, as compared to $0.39 per barrel in the same period in 2018. This increase was offset by tightening in the WTI/Syncrude differential, which averaged a premium of $0.05 per barrel during the three months ended June 30, 2019 as compared to a discount of $2.98 per barrel in the same period of 2018.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $12.65 per barrel, or 6.4% lower, in the three months ended June 30, 2019 as compared to $13.52 per barrel in the same period in 2018. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a declining WTI/LLS differential, which averaged a premium of $7.14 per barrel during the three months ended June 30, 2019 as compared to a premium of $5.12 per barrel in the same period of 2018.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $22.96 per barrel, or 22.8% higher, in the three months ended June 30, 2019 as compared to $18.70 per barrel in the same period in 2018. Margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $8.39 per barrel during the three months ended June 30, 2019 as compared to a premium of $5.91 per barrel in the same period of 2018.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $409.7 million, or $5.27 per barrel of throughput, for the three months ended June 30, 2019 compared to $402.7 million, or $5.11 per barrel of throughput, for the three months ended June 30, 2018, an increase of $7.0 million, or 1.7%. Increases in operating expenses were mainly attributed to higher outside service costs attributed to turnaround and maintenance activity.
General and Administrative Expenses— General and administrative expenses totaled $46.6 million for the three months ended June 30, 2019 compared to $51.8 million for the three months ended June 30, 2018, a decrease of approximately $5.2 million or 10.0%. The decrease in general and administrative expenses for the three months ended June 30, 2019 in comparison to the three months ended June 30, 2018 is primarily related to lower employee related expenses, including incentive compensation. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss on Sale of Assets— There was a loss of $0.8 million on the sale of assets for the three months ended June 30, 2019 compared to a loss of $0.6 million for the three months ended June 30, 2018, both of which were related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $98.2 million for the three months ended June 30, 2019 (including $95.3 million recorded within Cost of sales) compared to $85.4 million for the three months ended June 30, 2018 (including $82.8 million recorded within Cost of sales), an increase of $12.8 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2018.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $0.5 million for the three months ended June 30, 2019 compared to a gain of $4.1 million for the three months ended June 30, 2018. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $29.6 million for the three months ended June 30, 2019 compared to $33.0 million for the three months ended June 30, 2018, a decrease of approximately $3.4 million. This net decrease is mainly attributable to lower outstanding revolver borrowings during the three months ended June 30, 2019. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended June 30, 2019 and June 30, 2018, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax expense of 1.8 million was recorded for the three months ended June 30, 2019 in comparison to an income tax benefit of $4.0 million recorded for the three months ended June 30, 2018, primarily attributable to the results of PBF Ltd.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Overview— Net income was $255.6 million for the six months ended June 30, 2019 compared to net income of $399.9 million for the six months ended June 30, 2018.
Our results for the six months ended June 30, 2019 were positively impacted by a non-cash LCM inventory adjustment of approximately $324.0 million. Our results for the six months ended June 30, 2018 were positively impacted by an LCM inventory adjustment of approximately $245.7 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by unfavorable movements in crude differentials and overall lower throughput volumes and barrels sold across our refineries, despite stronger refining margins in the Mid-Continent and West Coast. Our results for the six months ended June 30, 2019 were also negatively impacted by increased depreciation and amortization expense associated with our continued investment in our refining assets and the effect of significant turnaround activity during the first half of the year.
Revenues— Revenues totaled $11.8 billion for the six months ended June 30, 2019 compared to $13.2 billion for the six months ended June 30, 2018, a decrease of approximately $1.5 billion, or 11.2%. Revenues per barrel were $70.35 and $76.49 for the six months ended June 30, 2019 and 2018, respectively, a decrease of 8.0% directly related to lower hydrocarbon commodity prices. For the six months ended June 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 315,500 bpd, 155,600 bpd, 183,100 bpd and 144,700 bpd, respectively. For the six months ended June 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 346,500 bpd, 138,000 bpd, 178,900 bpd and 169,900 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were lower in the six months ended June 30, 2019 compared to the same period in 2018 due to planned downtime associated with turnarounds of the coker and associated units at our Delaware City and Torrance refineries and the crude unit at our Paulsboro refinery, all of which were completed in the first half of 2019, and unplanned downtime at our Delaware City refinery in the first quarter of 2019. Throughput rates at our Mid-Continent refinery were higher in the six months ended June 30, 2019 compared to the same period in 2018 due to a planned turnaround at our Toledo refinery in the first half of the prior year. Throughput rates at our Gulf Coast refinery were in line with the prior year. For the six months ended June 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 353,900 bpd, 164,900 bpd, 229,800 bpd and 174,900 bpd, respectively. For the six months ended June 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 378,000 bpd, 149,300 bpd, 232,400 bpd and 196,700 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.

Consolidated Gross Margin— Consolidated gross margin totaled $406.3 million for the six months ended June 30, 2019, compared to $564.6 million for the six months ended June 30, 2018, a decrease of approximately $158.3 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,459.0 million, or $10.08 per barrel of throughput for the six months ended June 30, 2019 compared to $1,538.3 million, or $10.20 per barrel of throughput for the six months ended June 30, 2018, a decrease of approximately $79.3 million. Gross refining margin excluding special items totaled $1,135.0 million or $7.85 per barrel of throughput for the six months ended June 30, 2019 compared to $1,292.6 million or $8.57 per barrel of throughput for the six months ended June 30, 2018, a decrease of $157.6 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $324.0 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended 2018 to the end of the second quarter of 2019. The non-cash LCM inventory adjustment increased consolidated gross margin and gross refining margin by approximately $245.7 million for the six months ended June 30, 2018. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in certain crude differentials and refining margins and reduced throughput rates in the East Coast and West Coast, partially offset by higher throughput rates in the Mid-Continent and Gulf Coast and stronger crack spreads in the Mid-Continent and West Coast.
Additionally, our results continue to be impacted by significant costs to comply with the RFS, although at a reduced level from the prior year. Total RFS costs were $60.4 million for the six months ended June 30, 2019 in comparison to $83.1 million for the six months ended June 30, 2018.
Average industry margins were mixed during the six months ended June 30, 2019 in comparison to the same period in 2018, primarily as a result of varying regional inventory levels of gasoline and seasonal and unplanned refining downtime issues impacting product margins. Crude oil differentials were generally unfavorable in comparison to the same period in 2018, with notable light-heavy crude differential compression negatively impacting our gross refining margin.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $11.72 per barrel, or 15.7% lower, in the six months ended June 30, 2019, as compared to $13.90 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya and WTI/Bakken differentials, which decreased by $5.09 per barrel and $0.29 per barrel, respectively, in comparison to the same period in 2018. In addition, the WTI/WCS differential decreased significantly to $11.28 per barrel in 2019 compared to $22.17 in 2018, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $16.79 per barrel, or 13.9% higher, in the six months ended June 30, 2019 as compared to $14.74 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a discount of $0.41 per barrel in the six months ended June 30, 2019, as compared to a discount of $0.70 per barrel in the same period in 2018. Additionally, the WTI/Syncrude differential averaged a premium of $0.01 per barrel during the six months ended June 30, 2019 as compared to a discount of $1.69 per barrel in the same period of 2018.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $11.29 per barrel, or 14.4% lower, in the six months ended June 30, 2019 as compared to $13.19 per barrel in the same period in 2018. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakening WTI/LLS differential, which averaged a premium of $7.33 per barrel during the six months ended June 30, 2019 as compared to a premium of $4.06 per barrel in the same period of 2018.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $18.33 per barrel, or 4.2% higher, in the six months ended June 30, 2019 as compared to $17.59 per barrel in the same period in 2018. Margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $8.95 per barrel during the six months ended June 30, 2019 as compared to a premium of $5.12 per barrel in the same period of 2018.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $863.1 million, or $5.97 per barrel of throughput, for the six months ended June 30, 2019 compared to $814.1 million, or $5.40 per barrel of throughput, for the six months ended June 30, 2018, an increase of approximately $49.0 million, or 6.0%. Increases in operating expenses were mainly attributed to higher outside service costs attributed to turnaround and maintenance activity.
General and Administrative Expenses— General and administrative expenses totaled $97.8 million for the six months ended June 30, 2019 compared to $110.1 million for the six months ended June 30, 2018, a decrease of approximately $12.3 million or 11.2%. The decrease in general and administrative expenses for the six months ended June 30, 2019 in comparison to the six months ended June 30, 2018 primarily related to lower employee related expenses, including incentive compensation, partially offset by higher legal settlement costs. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss on Sale of Assets— Loss on sale of assets was $0.8 million for the six months ended June 30, 2019 compared to a loss of $0.7 million for the six months ended June 30, 2018. These losses are related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $195.3 million for the six months ended June 30, 2019 (including $189.6 million recorded within Cost of sales) compared to $164.9 million for the six months ended June 30, 2018 (including $159.6 million recorded within Cost of sales), an increase of approximately $30.4 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2018, as well as accelerated amortization related to the Delaware City and Torrance refinery turnarounds, which were completed in the first half of 2019.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $2.6 million for the six months ended June 30, 2019 compared to a gain of $4.1 million for the six months ended June 30, 2018. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $57.0 million for the six months ended June 30, 2019 compared to $66.3 million for the six months ended June 30, 2018, a decrease of approximately $9.3 million. This net decrease is mainly attributable to lower outstanding revolver borrowings during the six months ended June 30, 2019. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the six months ended June 30, 2019 and June 30, 2018, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $5.4 million was recorded for the six months ended June 30, 2019 in comparison to an income tax benefit of $4.7 million recorded for the six months ended June 30, 2018, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items presented for the three and six months ended June 30, 2019 and June 30, 2018, respectively, relate to an LCM inventory adjustment. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended June 30,
	2019		2018
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$6,551.9	$84.29	$7,440.5	$94.35
Less: Cost of sales	6,530.4	84.03	6,997.7	88.74
Consolidated gross margin	$21.5	$0.26	$442.8	$5.61
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$21.5	$0.26	$442.8	$5.61
Add: Refinery operating expense	409.7	5.27	402.7	5.11
Add: Refinery depreciation expense	95.3	1.23	82.8	1.05
Gross refining margin	$526.5	$6.76	$928.3	$11.77
Special items:(1)
Add: Non-cash LCM inventory adjustment	182.0	2.34	(158.0)	(2.00)
Gross refining margin excluding special items	$708.5	$9.10	$770.3	$9.77

	Six Months Ended June 30,
	2019		2018
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$11,760.6	$81.33	$13,240.1	$87.79
Less: Cost of sales	11,354.3	78.53	12,675.5	84.04
Consolidated gross margin	$406.3	$2.80	$564.6	$3.75
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$406.3	$2.80	$564.6	$3.75
Add: Refinery operating expense	863.1	5.97	814.1	5.40
Add: Refinery depreciation expense	189.6	1.31	159.6	1.05
Gross refining margin	$1,459.0	$10.08	$1,538.3	$10.20
Special items:(1)
Add: Non-cash LCM inventory adjustment	(324.0)	(2.23)	(245.7)	(1.63)
Gross refining margin excluding special items	$1,135.0	$7.85	$1,292.6	$8.57

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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018

Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(56.5)	$367.5	$255.6	$399.9
Add: Depreciation and amortization expense	98.2	85.4	195.3	164.9
Add: Interest expense, net	29.6	33.0	57.0	66.3
Add: Income tax expense (benefit)	1.8	(4.0)	(5.4)	(4.7)
EBITDA	$73.1	$481.9	$502.5	$626.4
Special Items:(1)
Add: Non-cash LCM inventory adjustment	182.0	(158.0)	(324.0)	(245.7)
EBITDA excluding special items	$255.1	$323.9	$178.5	$380.7

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$73.1	$481.9	$502.5	$626.4
Add: Stock-based compensation	8.6	5.2	15.7	9.5
Add: Net non-cash change in fair value of catalyst leases	(0.5)	(4.1)	2.6	(4.1)
Add: Non-cash LCM inventory adjustment (1)	182.0	(158.0)	(324.0)	(245.7)
Adjusted EBITDA	$263.2	$325.0	$196.8	$386.1
——————————
See Notes to Non-GAAP Financial Measures.

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:

(1)	Special items:
LCM inventory adjustment - LCM is a GAAP requirement related to inventory valuation that mandates inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. The net impact of these LCM inventory adjustments are included in income from operations, but are excluded from the operating results presented in the tables, as applicable, in order to make such information comparable between periods.
The following table includes the LCM inventory reserve as of each date presented (in millions):

	2019	2018
January 1,	$651.8	$300.5
March 31,	145.8	212.8
June 30,	327.8	54.8
The following table includes the corresponding impact of changes in the LCM inventory reserve on both income (loss) from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Net LCM inventory adjustment (charge) benefit in both income (loss) from operations and net income (loss)	$(182.0)	$158.0	$324.0	$245.7

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital needs, distribution payment and debt service requirements for the next twelve months, as well as to fund the pending Martinez Acquisition. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of June 30, 2019 with all covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $76.0 million for the six months ended June 30, 2019 compared to net cash provided by operating activities of $230.5 million for the six months ended June 30, 2018. Our operating cash flows for the six months ended June 30, 2019 included our net income of $255.6 million, depreciation and amortization of $198.4 million, net non-cash change in the fair value of our inventory repurchase obligations of $35.0 million, pension and other post-retirement benefits costs of $22.4 million, stock-based compensation of $15.7 million, a change in the fair value of our catalyst leases of $2.6 million, distributions from our former equity method investment in TVPC of $7.9 million, and loss on sale of assets of $0.8 million, offset by a non-cash benefit of $324.0 million relating to an LCM inventory adjustment, income from our former equity method investment in TVPC of $7.9 million and deferred income taxes of $5.3 million. In addition, net changes in operating assets and liabilities reflects uses of cash of $277.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the six months ended June 30, 2018 included our net income of $399.9 million, depreciation and amortization of $168.1 million, pension and other post-retirement benefits costs of $23.7 million, stock-based compensation of $9.5 million, a change in the fair value of our inventory repurchase obligations of $2.5 million, loss on sale of assets of $0.7 million and distributions from our former equity investment in TVPC of $8.4 million, partially offset by a non-cash benefit of $245.7 million relating to an LCM inventory adjustment, changes in the fair value of our catalyst leases of $4.1 million, deferred income taxes of $4.7 million and income from our former equity method investment in TVPC of $8.4 million. In addition, net changes in operating assets and liabilities reflects uses of cash of $119.4 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $486.1 million for the six months ended June 30, 2019 compared to net cash used in investing activities of $298.9 million for the six months ended June 30, 2018. The net cash flows used in investing activities for the six months ended June 30, 2019 were comprised of capital expenditures totaling $190.9 million, expenditures for refinery turnarounds of $261.9 million and expenditures for other assets of $33.9 million, partially offset by return of capital related to our former equity method investment in TVPC of $0.6 million. Net cash used in investing activities for the six months ended June 30, 2018 was comprised of capital expenditures totaling $110.2 million, expenditures for refinery turnarounds of $179.2 million and expenditures for other assets of $12.3 million, slightly offset by a return of capital related to our former equity method investment in TVPC of $2.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $157.2 million for the six months ended June 30, 2019 compared to net cash used in financing activities of $15.1 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, net cash provided by financing activities consisted primarily of proceeds from contributions from PBF LLC of $202.5 million and insurance premium financing of $18.9 million, partially offset by distributions to members of $59.4 million, principal amortization payments of the PBF Rail Term Loan of $3.5 million, net settlements of precious metals catalyst leases of $1.2 million and deferred financing costs and other of $0.1 million. Additionally, during the six months ended June 30, 2019, we borrowed and repaid $1,250.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the six months ended June 30, 2019. For the six months ended June 30, 2018, net cash used in financing activities consisted primarily of distributions to members of $26.5 million, principal amortization payments of the PBF Rail Term Loan of $3.4 million, repayments of note payable of $2.4 million, net settlements of precious metals catalyst leases of $9.5 million, and deferred financing costs and other of $12.7 million, partially offset by a contribution from PBF LLC of $22.0 million, and proceeds from insurance premium financing of $17.4 million.
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
Liquidity
As of June 30, 2019, our total liquidity was approximately $1,755.3 million, compared to total liquidity of approximately $1,641.8 million as of December 31, 2018. Our total liquidity is equal to the amount of excess availability under our Revolving Credit Facility, which includes our cash balance at June 30, 2019.
Working Capital
Our working capital at June 30, 2019 was $1,080.6 million, consisting of $3,546.1 million in total current assets and $2,465.5 million in total current liabilities. Our working capital at December 31, 2018 was $1,069.2 million, consisting of $3,201.0 million in total current assets and $2,131.8 million in total current liabilities.
Working capital has increased during the six months ended June 30, 2019 primarily as a result of the change in our LCM inventory adjustment, partially offset by capital expenditures, including turnaround costs and distributions.
Capital Spending
Capital spending was $486.7 million for the six months ended June 30, 2019, which primarily included turnaround costs at our Torrance, Delaware City and Paulsboro refineries, safety related enhancements and facility improvements at our refineries. We currently expect to spend an aggregate of approximately $625.0 million to $675.0 million in net capital expenditures during 2019, excluding any potential capital expenditures related to the pending Martinez Acquisition, for facility improvements and refinery maintenance and turnarounds, the majority of which were incurred during the first six months of 2019. Significant capital spending for the full year 2019, includes turnarounds of the coker at our Torrance refinery, the coker at our Delaware City refinery and the crude unit at our Paulsboro refinery, as well as expenditures to meet environmental and regulatory requirements. Capital spending plans also include strategic capital expenditures for the restart of the idled Chalmette refinery coker and the Delaware City refinery hydrogen plant.
As discussed in "Business Developments", we entered into a Sale and Purchase Agreement to purchase the Martinez refinery and related logistics assets. The aggregate purchase price for the Martinez Acquisition will range from $900.0 million to $1.0 billion in cash, based on closing date, plus inventory and working capital to be valued at closing. In addition, we also have an obligation to make certain post-closing payments to the Seller if certain conditions are met including earn-out payments based on certain earnings thresholds of the Martinez refinery, as defined in the Sale and Purchase Agreement, for a period up to four years following the closing. The purchase price is also subject to other customary purchase price adjustments. The Martinez Acquisition is expected to close in the fourth quarter of 2019, subject to satisfaction of customary closing conditions, including the absence of legal impediments prohibiting the Martinez Acquisition, receipt of regulatory approvals and required consents and absence of any material adverse effects. We expect to finance the transaction through a combination of cash on hand and debt.

Crude and Feedstock Supply Agreements
Certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit and arrange for shipment. We pay for the crude when invoiced, at which time the letters of credit are lifted. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. In connection with the Chalmette Acquisition we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since the third quarter of 2017 when PDVSA suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms. Notwithstanding the suspension, the recent U. S. sanctions imposed against PDVSA and Venezuela would prevent us from purchasing crude oil under this agreement. In connection with the closing of the Torrance Acquisition, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City and Toledo refineries.
Inventory Intermediation Agreements
On March 29, 2019, we and our subsidiaries, DCR and PRC, entered into amendments to the Inventory Intermediation Agreements with J. Aron, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the terms. As a result of the amendments (i) the Inventory Intermediation Agreement by and among J. Aron, us and DCR relating to the Delaware refinery extended the term to February 28, 2020, which term may be further extended by mutual consent of the parties to February 26, 2021 and (ii) added the PBFX East Coast Storage Facility as a location and crude oil as a new product type to be included in the Products sold to J. Aron by DCR.
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
At June 30, 2019, the LIFO value of crude oil, intermediates and finished products owned by J. Aron included within Inventory in our Condensed Consolidated Balance Sheets was $450.1 million. We accrue a corresponding liability for such intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2019, other than outstanding letters of credit in the amount of approximately $279.6 million.
Distribution Policy
On August 1, 2019 PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on August 30, 2019 to PBF Energy Class A common stockholders of record at the close of business on August 15, 2019. If necessary, PBF Holding will make a distribution of up to approximately $36.3 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
As of June 30, 2019, we had $1,755.3 million of unused borrowing availability, which includes our cash and cash equivalents of $156.8 million, under our Revolving Credit Facility to fund our operations, if necessary. Accordingly, as of June 30, 2019, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.

Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of June 30, 2019, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy’s intended dividend policy.
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
At June 30, 2019 and December 31, 2018, we had gross open commodity derivative contracts representing 18.6 million barrels and 7.4 million barrels, respectively, with an unrealized net gain of $19.0 million and $7.2 million, respectively. The open commodity derivative contracts as of June 30, 2019 expire at various times during 2019.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 31.8 million barrels and 30.5 million barrels at June 30, 2019 and December 31, 2018, respectively. The average cost of our hydrocarbon inventories was approximately $79.35 and $78.78 per barrel on a LIFO basis at June 30, 2019 and December 31, 2018, respectively, excluding the net impact of LCM inventory adjustments of approximately $327.8 million and $651.8 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 68 million and 73 million MMBTUs of natural gas amongst our five refineries as of June 30, 2019. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million to $73.0 million.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $21.5 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $18.1 million at June 30, 2019. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.2 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Holding conducted evaluations under the supervision and with the participation of our management, including PBF Holding’s principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of June 30, 2019. Based upon these evaluations, the principal executive officer and principal financial officer concluded that PBF Holding’s disclosure controls and procedures are effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There has been no change in PBF Holding’s internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2013, DNREC issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve this assessment in addition to other Notices of Violation (“NOVs”) and DNREC claims of noncompliance related to activities at the Delaware City Refinery that have occurred since June 1, 2010, including associated Title V Permit deviations. In addition, Delaware City Refining Company has reported to DNREC that measured levels of particulate matter emissions from certain coke management facilities have exceeded applicable permit standards. Delaware City Refining Company has instituted measures to improve the performance of these systems and believes that particulate matter emissions now comply with applicable standards. Delaware City Refining Company will conduct additional testing in late August 2019 to confirm this expectation. DNREC and Delaware City Refining Company have completed negotiations of a comprehensive settlement agreement to resolve all DNREC claims for air quality issues at the Delaware City Refinery through October 31, 2018, and for the particulate matter emission issue related to the coke management sources through the effective date of the agreement. The agreement, which is expected to be executed shortly, provides for resolution of DNREC’s claims, a penalty payment by Delaware City Refining Company of $950,000, and no admission of liability by Delaware City Refining Company with respect to the alleged air quality violations. The agreement will also result in modification and reissuance by DNREC of certain air quality permits for the refinery to resolve claims by Delaware City Refining Company objecting to certain prior permit conditions.
The Delaware City refinery appealed a Notice of Penalty Assessment and Secretary’s Order issued in March 2017, including a $150,000 fine, alleging violation of a 2013 Secretary’s Order authorizing crude oil shipment by barge. DNREC determined that the Delaware City refinery had violated the order by failing to make timely and full disclosure to DNREC about the nature and extent of those shipments, and had misrepresented the number of shipments that went to other facilities. The Penalty Assessment and Secretary’s Order conclude that the 2013 Secretary’s Order was violated by the refinery by shipping crude oil from the Delaware City terminal to three locations other than the Paulsboro refinery, on 15 days in 2014, making a total of 17 separate barge shipments containing approximately 35.7 million gallons of crude oil in total. On April 28, 2017, the Delaware City refinery appealed the Notice of Penalty Assessment and Secretary’s Order. On March 5, 2018, Notice of Penalty Assessment was settled by DNREC, the Delaware Attorney General and Delaware City refinery for $100,000. The Delaware City refinery made no admissions with respect to the alleged violations and agreed to request a Coastal Zone Act status decision prior to making crude oil shipments to destinations other than Paulsboro. The Delaware City refinery has paid the penalty. The Coastal Zone Act status decision request was submitted to DNREC and the outstanding appeal was withdrawn as required under settlement agreement. DNREC has confirmed that Delaware City Refining Company has fully satisfied its obligations under the agreement, and therefore that the resolution of liability provided under the agreement has taken effect.
On December 28, 2016, DNREC issued the Ethanol Permit to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Board held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Superior Court on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action have filed a joint motion with the Coastal Zone Board, requesting that the Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board.
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
In connection with the acquisition of the Torrance refinery and related logistics assets, we agreed to take responsibility for NOV No. P63405 that ExxonMobil had received from the SCAQMD for Title V deviations that are alleged to have occurred in 2015. On August 14, 2018, we received a letter from SCAQMD offering to settle this NOV for $515,250. On February 22, 2019, the SCAQMD reduced their settlement offer to $268,500 which the Torrance refinery accepted and paid on May 8, 2019 to resolve this NOV with the SCAQMD.
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
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. On March 18, 2019, the class certification hearing was held and the judge took the matter under submission. On April 1, 2019, the judge issued an order denying class certification. On April 15, 2019, Plaintiffs filed a Petition with the Ninth Circuit for Permission to Appeal the Order Denying Motion for Class Certification. The appeal is currently pending with the Ninth Circuit. On May 3, 2019, Plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted Plaintiffs’ motion. Our opposition to the motion was filed on July 29, 2019. The hearing on Plaintiffs’ motion is currently scheduled for September 23, 2019. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining Company LLC along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties is currently scheduled for August 23, 2019. As this matter is in the class certification phase, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the Plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleges numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding Company LLC, PBFX Op Co, Chalmette Refining, L.L.C., two individual employees of the Chalmette Refinery (“the PBF Defendants”), two entities, PBF Consultants, LLC and PBF Investments, LLC that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while performing clay removal work activities inside a clay treating vessel located at the Chalmette Refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. The PBF Defendants have issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. On September 25, 2018, the PBF Defendants filed an Answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, Plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On December 21, 2018, Plaintiff filed a motion for leave to file a reply memorandum and the reply memorandum was filed December 27, 2018. On April 15, 2019 the Federal Magistrate Judge filed a Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants, LLC and PBF Investments, LLC. On June 24, 2019, the Federal Judge adopted the Magistrate Judge’s Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants, LLC and PBF Investments, LLC. As this matter was recently filed, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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

Item 1A. Risk Factors

The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018:
Risks Relating to Our Business and Industry
Our announced Martinez Acquisition may not close when we expect, or at all, and may pose unforeseen risks and/or not have the benefits we expect.
On June 11, 2019, we entered into an agreement to purchase the Martinez refinery, and related logistics assets. The aggregate purchase price for the Martinez Acquisition will range from $900.0 million to $1.0 billion in cash, based on closing date, plus inventory and working capital to be determined at closing. The purchase price is also subject to other customary purchase price adjustments. The Martinez Acquisition is expected to close in the fourth quarter of 2019, subject to satisfaction of customary closing conditions. There can be no assurance that we will complete the Martinez Acquisition under the terms set forth in the purchase agreement, or at all. We expect to finance the transaction through a combination of cash on hand and debt. The Martinez Acquisition is subject to numerous risks and uncertainties, including (i) the possibility that the announced acquisition will be delayed or will not close due to the failure of either party to satisfy the closing conditions, or for other reasons, (ii) the risk that the Martinez refinery will not be integrated into our company successfully or that expected benefits will not be realized and (iii) unforeseen liabilities associated with the Martinez Acquisition.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1**
Sale and Purchase Agreement dated June 11, 2019 by and between PBF Holding Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 11, 2019 (File No. 001-35764)).

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
 ——————————

**
Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date:	August 6, 2019	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	August 6, 2019	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)