Form 10-Q
period 2019-09-30
PBF Holding Co LLC; PBF Finance Corp
filed 2019-11-12
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019
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
PBF Holding Company LLC has no common stock outstanding. As of November 11, 2019, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

This combined Quarterly Report on Form 10-Q is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interests in PBF LLC as of September 30, 2019. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined Quarterly Report on Form 10-Q contains certain “forward-looking statements” of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
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
•termination of our Inventory Intermediation Agreements with J. Aron, which could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain crude, intermediates and finished products located at the Company’s storage tanks at the Paulsboro and Delaware City refineries and at PBFX’s East Coast Storage Assets facility upon termination of these agreements (all terms as defined in “Note 2 - Inventories” of our Notes to Condensed Consolidated Financial Statements);
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
•the impact of the recently enacted federal income tax legislation on our business;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$467.3	$561.7
Accounts receivable	873.6	710.7
Accounts receivable - affiliate	8.2	12.0
Inventories	2,130.4	1,864.1
Prepaid and other current assets	51.5	52.5
Total current assets	3,531.0	3,201.0

Property, plant and equipment, net	3,119.4	2,971.2
Investment in equity method investee	—	169.5
Operating lease right of use assets - third party	331.0	—
Operating lease right of use assets - affiliate	666.2	—
Deferred charges and other assets, net	981.8	871.8
Total assets	$8,629.4	$7,213.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$514.6	$483.8
Accounts payable - affiliate	66.4	49.5
Accrued expenses	1,642.6	1,579.0
Current operating lease liabilities - third party	78.1	—
Current operating lease liabilities - affiliate	75.7	—
Current debt	—	2.4
Deferred revenue	10.1	17.1
Total current liabilities	2,387.5	2,131.8

Long-term debt	1,262.7	1,258.0
Deferred tax liabilities	32.9	40.4
Long-term operating lease liabilities - third party	251.9	—
Long-term operating lease liabilities - affiliate	590.4	—
Other long-term liabilities	254.0	253.5
Total liabilities	4,779.4	3,683.7

Commitments and contingencies (Note 5)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,732.2	2,652.5
Retained earnings	1,129.6	890.3
Accumulated other comprehensive loss	(22.8)	(23.9)
Total PBF Holding Company LLC equity	3,839.0	3,518.9
Noncontrolling interest	11.0	10.9
Total equity	3,850.0	3,529.8
Total liabilities and equity	$8,629.4	$7,213.5

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$6,422.1	$7,642.4	$18,182.7	$20,882.5

Cost and expenses:
Cost of products and other	5,774.5	6,876.6	16,076.1	18,578.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	411.8	409.7	1,274.9	1,223.8
Depreciation and amortization expense	98.7	83.4	288.3	243.0
Cost of sales	6,285.0	7,369.7	17,639.3	20,045.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	59.8	64.8	157.6	174.9
Depreciation and amortization expense	2.1	2.6	7.8	7.9
Equity income in investee	—	(4.7)	(7.9)	(13.1)
Gain on sale of assets	(32.6)	(43.8)	(31.8)	(43.1)
Total cost and expenses	6,314.3	7,388.6	17,765.0	20,171.8

Income from operations	107.8	253.8	417.7	710.7

Other income (expense):
Change in fair value of catalyst leases	(3.8)	1.7	(6.4)	5.8
Interest expense, net	(26.4)	(31.9)	(83.4)	(98.2)
Other non-service components of net periodic benefit cost	(0.1)	0.3	(0.2)	0.8
Income before income taxes	77.5	223.9	327.7	619.1
Income tax benefit	(2.0)	(0.8)	(7.4)	(5.5)
Net income	79.5	224.7	335.1	624.6
Less: net income attributable to noncontrolling interests	—	—	0.1	—
Net income attributable to PBF Holding Company LLC	$79.5	$224.7	$335.0	$624.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$79.5	$224.7	$335.1	$624.6
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	0.2	(0.1)	0.5	(0.3)
Net gain on pension and other post-retirement benefits	0.2	0.3	0.6	0.8
Total other comprehensive income	0.4	0.2	1.1	0.5
Comprehensive income	79.9	224.9	336.2	625.1
Less: comprehensive income attributable to noncontrolling interests	—	—	0.1	—
Comprehensive income attributable to PBF Holding Company LLC	$79.9	$224.9	$336.1	$625.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, June 30, 2019	$2,699.8	$(23.2)	$1,086.4	$11.0	$3,774.0
Member distributions	—	—	(36.3)	—	(36.3)
Capital contributions from PBF LLC	26.0	—	—	—	26.0
Stock-based compensation	6.4	—	—	—	6.4
Net income	—	—	79.5	—	79.5
Other comprehensive income	—	0.4	—	—	0.4
Balance, September 30, 2019	$2,732.2	$(22.8)	$1,129.6	$11.0	$3,850.0

Balance, June 30, 2018	2,391.2	(26.7)	1,213.8	10.8	3,589.1
Member distributions	—	—	(9.6)	—	(9.6)
Capital contributions from PBF LLC	265.0	—	—	—	265.0
Distribution of assets to PBF LLC	(12.6)	—	—	—	(12.6)
Stock-based compensation	4.6	—	—	—	4.6
Net income	—	—	224.7	—	224.7
Other comprehensive income	—	0.2	—	—	0.2
Balance, September 30, 2018	$2,648.2	$(26.5)	$1,428.9	$10.8	$4,061.4

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, December 31, 2018	$2,652.5	$(23.9)	$890.3	$10.9	$3,529.8
Member distributions	—	—	(95.7)	—	(95.7)
Capital contributions from PBF LLC	228.5	—	—	—	228.5
Distribution of assets to PBF LLC	(0.3)	—	—	—	(0.3)
Distribution of TVPC investment	(168.8)	—	—	—	(168.8)
Stock-based compensation	20.3	—	—	—	20.3
Net income	—	—	335.0	0.1	335.1
Other comprehensive income	—	1.1	—	—	1.1
Balance, September 30, 2019	$2,732.2	$(22.8)	$1,129.6	$11.0	$3,850.0

Balance, December 31, 2017	$2,359.7	$(27.0)	$840.4	$10.8	$3,183.9
Member distributions	—	—	(36.1)	—	(36.1)
Capital contributions from PBF LLC	287.0	—	—	—	287.0
Distribution of assets to PBF LLC	(12.6)	—	—	—	(12.6)
Stock-based compensation	14.1	—	—	—	14.1
Net income	—	—	624.6	—	624.6
Other comprehensive income	—	0.5	—	—	0.5
Other	—	—	—	—	—
Balance, September 30, 2018	$2,648.2	$(26.5)	$1,428.9	$10.8	$4,061.4

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$335.1	$624.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301.1	255.6
Stock-based compensation	22.8	14.1
Change in fair value of catalyst leases	6.4	(5.8)
Deferred income taxes	(7.5)	(5.5)
Non-cash change in inventory repurchase obligations	11.4	10.7
Non-cash lower of cost or market inventory adjustment	(277.0)	(300.5)
Pension and other post-retirement benefit costs	33.6	35.5
Income from equity method investee	(7.9)	(13.1)
Distributions from equity method investee	7.9	13.1
Gain on sale of assets	(31.8)	(43.1)

Changes in operating assets and liabilities:
Accounts receivable	(162.9)	(113.6)
Due to/from affiliates	29.2	(16.7)
Inventories	10.6	(46.9)
Prepaid and other current assets	0.9	(8.6)
Accounts payable	54.9	(106.1)
Accrued expenses	74.6	302.6
Deferred revenue	(7.0)	4.5
Other assets and liabilities	(50.2)	(6.4)
Net cash provided by operating activities	$344.2	$594.4

Cash flows from investing activities:
Expenditures for property, plant and equipment	(285.8)	(165.7)
Expenditures for deferred turnaround costs	(282.6)	(201.0)
Expenditures for other assets	(38.2)	(16.9)
Proceeds from sale of assets	36.3	48.3
Equity method investment - return of capital	0.6	3.1
Net cash used in investing activities	$(569.7)	$(332.2)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Contributions from PBF LLC	$228.5	$287.0
Distributions to members	(95.7)	(36.1)
Repayments of PBF Rail Term Loan	(5.2)	(5.1)
Proceeds from revolver borrowings	1,350.0	—
Repayments of revolver borrowings	(1,350.0)	—
Repayment of note payable	—	(5.6)
Catalyst lease settlements	(3.5)	(9.5)
Proceeds from insurance premium financing	7.5	7.0
Deferred financing costs and other	(0.5)	(12.7)
Net cash provided by financing activities	$131.1	$225.0

Net (decrease) increase in cash and cash equivalents	(94.4)	487.2
Cash and cash equivalents, beginning of period	561.7	526.2
Cash and cash equivalents, end of period	$467.3	$1,013.4

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$34.5	$48.5
Assets acquired under operating leases	1,125.4	—
Assets acquired under finance leases	14.6	—
Distribution of assets to PBF Energy Company LLC	169.1	12.6
Cash paid during the period for:
Interest (net of capitalized interest of $13.4 and $6.4 in 2019 and 2018, respectively)	56.2	74.8
Income taxes	1.0	0.3

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.0% of the outstanding economic interest in, PBF LLC as of September 30, 2019. PBF Investments LLC (“PBF Investments”), Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”) and Torrance Logistics Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding has distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 4 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of September 30, 2019, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flows.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding Company LLC and PBF Finance Corporation financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.
In 2019, the Company has changed its presentation from thousands to millions, as applicable, and as a result, any necessary rounding adjustments have been made to prior year disclosed amounts.
Torrance Land Sale
During the three months ended September 30, 2019, the Company closed on a third party sale of a parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $33.1 million included within Gain on sale of assets in the Condensed Consolidated Statements of Operations.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Guidance
In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (Accounting Standards Codification “ASC” 842) to increase the transparency and comparability of leases. ASC 842 supersedes the lease accounting guidance in ASC 840 - “Leases” (“ASC 840”). ASC 842 requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company elected to utilize the “package” of three expedients, as defined in ASC 842, which retains the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company also has elected to not evaluate land easements that existed as of, or expired before, adoption of the new standard. The Company’s Condensed Consolidated Financial Statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease payable obligation on the Company’s Condensed Consolidated Balance Sheets of approximately $853.9 million, of which $604.4 million is attributable to leases with affiliates. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect on the Company’s retained earnings. See “Note 6 - Leases” for further details.
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
In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Targeted Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. As a result, non-employee share-based transactions will be measured by estimating the fair value of the equity instruments at the grant date, taking into consideration the probability of satisfying performance conditions. In addition, ASU 2018-07 also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, “Revenues from Contracts with Customers” (“ASC 606”). The Company adopted the amendments in this ASU effective January 1, 2019, which did not have a material impact on its Condensed Consolidated Financial Statements and related disclosures.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, to improve the effectiveness of benefit plan disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Additionally, the amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and early adoption is permitted for all entities.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. INVENTORIES
Inventories consisted of the following:

September 30, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,065.6	$20.4	$1,086.0
Refined products and blendstocks	1,034.0	266.8	1,300.8
Warehouse stock and other	118.4	—	118.4
	$2,218.0	$287.2	$2,505.2
Lower of cost or market adjustment	(292.4)	(82.4)	(374.8)
Total inventories	$1,925.6	$204.8	$2,130.4

December 31, 2018
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,044.8	$—	$1,044.8
Refined products and blendstocks	1,026.9	334.8	1,361.7
Warehouse stock and other	109.4	—	109.4
	$2,181.1	$334.8	$2,515.9
Lower of cost or market adjustment	(557.2)	(94.6)	(651.8)
Total inventories	$1,623.9	$240.2	$1,864.1
Inventory under inventory intermediation agreements includes crude oil, intermediate and certain finished products purchased or produced by the Paulsboro and Delaware City refineries and sold to counterparties in connection with the amended and restated inventory intermediation agreements (as amended in the first quarter of 2019 and amended and restated in the third quarter of 2019, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). This inventory is held in the Company’s storage tanks at the Delaware City and Paulsboro refineries and at PBFX’s East Coast Storage Assets (collectively the “Storage Tanks”).
During the three months ended September 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $47.0 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $327.8 million at June 30, 2019 to $374.8 million at September 30, 2019. During the nine months ended September 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $277.0 million, reflecting the net change in the LCM inventory reserve from $651.8 million at December 31, 2018 to $374.8 million at September 30, 2019.
At September 30, 2018 the replacement value of inventories exceeded the LIFO carrying value by approximately $12.0 million. During the three months ended September 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $54.8 million, reflecting no LCM reserve as of September 30, 2018 in comparison to an LCM reserve of $54.8 million at June 30, 2018. During the nine months ended September 30, 2018, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $300.5 million, reflecting no LCM reserve as of September 30, 2018 in comparison to an LCM reserve of $300.5 million at December 31, 2017.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Inventory-related accruals	$993.5	$846.3
Inventory intermediation agreements	241.5	249.4
Excise and sales tax payable	115.6	149.4
Accrued transportation costs	66.6	53.6
Renewable energy credit and emissions obligations	46.2	27.1
Accrued utilities	38.9	49.8
Accrued capital expenditures	29.0	59.9
Accrued interest	28.8	6.8
Accrued salaries and benefits	26.3	89.3
Accrued refinery maintenance and support costs	23.4	19.0
Environmental liabilities	8.7	6.5
Customer deposits	4.1	5.6
Other	20.0	16.3
Total accrued expenses	$1,642.6	$1,579.0
The Company has the obligation to repurchase certain crude oil, intermediate and finished products (the “Products”) that are held in the Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of September 30, 2019 and December 31, 2018, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.

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
TVPC Contribution Agreement
On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which the Company contributed to PBF LLC, which in turn contributed to PBFX, all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding (then a subsidiary of PBF Holding) owned a 50% membership interest in Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC.
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

(b)
In 2019, the Company amended (effective as of January 1, 2019) the existing Amended and Restated Rail Agreements between the Company and Delaware City Terminaling Company LLC (“DCTC”), a wholly-owned subsidiary of PBFX, for the inclusion of services through certain rail infrastructure at the PBFX East Coast Storage Assets.

(c)
In connection with the inclusion of an additional destination at the Magellan connection under the Delaware Pipeline Services Agreement, Delaware Pipeline Company LLC, a wholly-owned subsidiary of PBFX, and the Company agreed to a two-year, five-month MVC (the “Magellan MVC”) under the Delaware Pipeline Services Agreement. The Magellan MVC expired on March 31, 2019, subsequent to which, PBFX has been billing actual throughput on the Magellan connection.

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

(f)
Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors. The Company’s available shell capacity may be subject to change as agreed to by the Company and PBFX.

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
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$2.0	$6.4	$5.3
Omnibus Agreement	1.9	2.0	5.4	5.4
Total expenses under affiliate agreements	78.0	66.2	224.0	190.8
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $123.2 million as of September 30, 2019 ($130.8 million as of December 31, 2018), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The accrued environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $134.2 million and $141.6 million at September 30, 2019 and December 31, 2018, respectively, of which $125.5 million and $135.1 million, respectively, were classified as Other long-term liabilities. These accruals include remediation and monitoring costs related to the Torrance refinery, as discussed above, and other operating assets, expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. LEASES
The Company leases office space, office equipment, refinery facilities and equipment, railcars and other logistics assets primarily under non-cancelable operating leases, with terms typically ranging from one to twenty years, subject to certain renewal options as applicable. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Interest expense for finance leases is incurred based on the carrying value of the lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
The Company does not separate lease and nonlease components of contracts for any of its asset classes. There are no material residual value guarantees associated with any of the Company’s leases. There are no significant restrictions or covenants included in the Company’s lease agreements other than those that are customary in such arrangements. Certain of the Company’s leases, primarily for the Company’s commercial and logistics asset classes, include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days the asset is operated during the contract term or another measure of usage and are not included in the initial measurement of lease liabilities and right-of-use assets.
Lease Position as of September 30, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2019:

(in millions)	Classification on the Balance Sheet	September 30, 2019
Assets
Operating lease assets - third party	Operating lease right of use assets - third party	$331.0
Operating lease assets - affiliate	Operating lease right of use assets - affiliate	666.2
Finance lease assets	Deferred charges and other assets, net	13.8
Total lease right of use assets		$1,011.0

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$78.1
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	75.7
Finance lease liabilities - third party	Accrued expenses	1.1
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	251.9
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	590.4
Finance lease liabilities - third party	Other long-term liabilities	13.1
Total lease liabilities		$1,010.3

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Costs
The table below presents certain information related to costs for the Company’s leases for the three and nine months ended September 30, 2019:

Lease Costs (in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Components of total lease cost:
Finance lease cost
Amortization of lease right of use assets	$0.3	$0.7
Interest on lease liabilities	0.3	0.5
Operating lease cost	60.3	176.5
Short-term lease cost	22.4	70.8
Variable lease cost	9.7	23.9
Total lease cost	$93.0	$272.4
There were no net gains or losses on any sale-leaseback transactions for the three and nine months ended September 30, 2019.
Other Information
The table below presents supplemental cash flow information related to leases for the nine months ended September 30, 2019 (in millions):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$179.1
Operating cash flows for finance leases	0.5
Financing cash flows for finance leases	0.4
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	286.0
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of September 30, 2019:

Weighted average remaining lease term - operating leases	8.9 years
Weighted average remaining lease term - finance leases	9.5 years

Weighted average discount rate - operating leases	7.92%
Weighted average discount rate - finance leases	6.83%

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2019:

Amounts due within twelve months of September 30, (in millions)	Finance Leases	Operating Leases
2019	$2.0	$227.5
2020	2.0	198.2
2021	2.0	170.3
2022	2.0	162.3
2023	2.0	157.8
Thereafter	9.4	493.4
Total minimum lease payments	19.4	1,409.5
Less: effect of discounting	5.2	413.4
Present value of future minimum lease payments	14.2	996.1
Less: current obligations under leases	1.1	153.8
Long-term lease obligations	$13.1	$842.3
As of September 30, 2019, the Company has entered certain leases that have not yet commenced. Such leases include a 15-year lease for hydrogen supply, with future lease payments estimated to total approximately $212.6 million, expected to commence in the second quarter of 2020. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.
In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The Company believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third party leases as described above. For the three and nine months ended September 30, 2019, the Company incurred operating lease costs, related to affiliate operating leases, of $32.1 million and $96.1 million, respectively. As of September 30, 2019, the Company had recorded right-of-use assets, short-term lease obligations and long-term lease obligations of $666.2 million, $75.7 million and $590.4 million, respectively, associated with these affiliate operating leases.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$10.9	$11.9	$32.7	$35.5
Interest cost	2.0	1.5	6.2	4.3
Expected return on plan assets	(2.3)	(2.2)	(7.1)	(6.4)
Amortization of prior service cost and actuarial loss	0.1	0.1	0.2	0.3
Net periodic benefit cost	$10.7	$11.3	$32.0	$33.7

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Post-Retirement Medical Plan	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$0.2	$0.4	$0.7	$0.9
Interest cost	0.2	0.1	0.5	0.5
Amortization of prior service cost	0.1	0.2	0.4	0.5
Net periodic benefit cost	$0.5	$0.7	$1.6	$1.9

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
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended September 30,
(in millions)	2019	2018
Gasoline and distillates	$5,658.6	$6,227.5
Asphalt and blackoils	321.3	544.9
Feedstocks and other	188.1	552.8
Chemicals	183.0	243.1
Lubricants	71.1	74.1
Total Revenues	$6,422.1	$7,642.4

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
(in millions)	2019	2018
Gasoline and distillates	$15,662.3	$17,563.6
Asphalt and blackoils	1,206.1	1,251.0
Feedstocks and other	592.7	1,195.6
Chemicals	512.3	621.8
Lubricants	209.3	250.5
Total Revenues	$18,182.7	$20,882.5

The Company’s revenues are generated from the sale of refined petroleum products. These revenues are largely based on the current spot market prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Company also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606.
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $10.1 million and $17.1 million as of September 30, 2019 and December 31, 2018, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
The reported income tax provision in the PBF Holding Condensed Consolidated Financial Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Current income tax expense	$0.2	$—	$0.1	$—
Deferred income tax benefit	(2.2)	(0.8)	(7.5)	(5.5)
Total income tax benefit	$(2.0)	$(0.8)	$(7.4)	$(5.5)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2019 and December 31, 2018.
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

	As of September 30, 2019
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$1.3	$—	$—	$1.3	N/A	$1.3
Commodity contracts	8.4	5.5	—	13.9	(11.3)	2.6
Derivatives included with inventory intermediation agreement obligations	—	12.7	—	12.7	—	12.7
Liabilities:
Commodity contracts	9.2	2.1	—	11.3	(11.3)	—
Catalyst lease obligations	—	47.2	—	47.2	—	47.2

	As of December 31, 2018
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$2.8	$—	$—	$2.8	N/A	$2.8
Commodity contracts	1.2	8.9	—	10.1	(2.9)	7.2
Derivatives included with inventory intermediation agreement obligations	—	24.1	—	24.1	—	24.1

Liabilities:
Commodity contracts	2.7	0.2	—	2.9	(2.9)	—
Catalyst lease obligations	—	44.3	—	44.3	—	44.3

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

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

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2019 and December 31, 2018, $10.4 million and $9.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
There were no transfers between levels during the three and nine months ended September 30, 2019 or 2018.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Notes (a)	$725.0	$753.2	$725.0	$688.4
2023 Senior Notes (a)	500.0	518.5	500.0	479.4
PBF Rail Term Loan (b)	16.3	16.3	21.6	21.6
Catalyst leases (c)	47.2	47.2	44.3	44.3
	1,288.5	1,335.2	1,290.9	1,233.7
Less - Current debt	—	—	(2.4)	(2.4)
Less - Unamortized deferred financing costs	(25.8)	n/a	(30.5)	n/a
Long-term debt	$1,262.7	$1,335.2	$1,258.0	$1,231.3
____________________________

(a)
The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the 7.00% senior notes due 2023 and the 7.25% senior notes due 2025 (collectively with the senior notes due 2023, the “Senior Notes”).

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
As of September 30, 2019, there were 200,894 barrels of crude oil and feedstocks (no barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. As of September 30, 2019, there were 2,851,543 barrels of intermediates and refined products (3,350,166 barrels at December 31, 2018) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2019, there were 3,997,000 barrels of crude oil and 4,500,000 barrels of refined products (5,801,000 and 1,609,000, respectively, as of December 31, 2018), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The following tables provide information about the fair values of these derivative instruments as of September 30, 2019 and December 31, 2018 and the line items in the Condensed Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
September 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$12.7
December 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$24.1

Derivatives not designated as hedging instruments:
September 30, 2019:
Commodity contracts	Accounts receivable	$2.6
December 31, 2018:
Commodity contracts	Accounts receivable	$7.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended September 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$23.6
For the three months ended September 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(8.2)
For the nine months ended September 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(11.4)
For the nine months ended September 30, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(10.7)

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2019:
Commodity contracts	Cost of products and other	$2.2
For the three months ended September 30, 2018:
Commodity contracts	Cost of products and other	$(9.5)
For the nine months ended September 30, 2019:
Commodity contracts	Cost of products and other	$34.8
For the nine months ended September 30, 2018:
Commodity contracts	Cost of products and other	$(55.9)

Hedged items designated in fair value hedges:
For the three months ended September 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(23.6)
For the three months ended September 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$8.2
For the nine months ended September 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$11.4
For the nine months ended September 30, 2018:
Intermediate and refined product inventory	Cost of products and other	$10.7
The Company had no ineffectiveness related to the fair value hedges for the three and nine months ended September 30, 2019 or 2018.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. SUBSEQUENT EVENTS
Dividend Declared
On October 31, 2019, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on November 26, 2019 to PBF Energy Class A common stockholders of record at the close of business on November 14, 2019.

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
PBF Services Company, Delaware City Refining, PBF Power Marketing LLC, Paulsboro Refining, Toledo Refining, Chalmette Refining, PBF Western Region, Torrance Refining, Torrance Logistics Company LLC, PBF International Inc. and PBF Investments are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the Senior Notes. These guarantees are full and unconditional and joint and several. For purposes of the following footnote, PBF Holding is referred to as “Issuer”. The indentures dated November 24, 2015 and May 30, 2017, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, governs subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC and Torrance Pipeline Company LLC are consolidated subsidiaries of the Company that are not guarantors of the Senior Notes. Additionally, during the period owned (see “Note 4 - Related Party Transactions”), the Company’s 50% equity investment in Torrance Valley Pipeline Company, held by TVP Holding was included in the Company’s Non-Guarantor financial position and results of operations and cash flows as TVP Holding was not a guarantor of the Senior Notes.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2019
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$438.6	$7.3	$21.4	$—	$467.3
Accounts receivable	841.5	5.8	26.3	—	873.6
Accounts receivable - affiliate	0.8	6.5	0.9	—	8.2
Inventories	1,900.1	—	230.3	—	2,130.4
Prepaid and other current assets	16.3	34.0	1.2	—	51.5
Due from related parties	37,934.7	26,446.0	11,704.2	(76,084.9)	—
Total current assets	41,132.0	26,499.6	11,984.3	(76,084.9)	3,531.0

Property, plant and equipment, net	16.0	2,866.5	236.9	—	3,119.4
Investment in subsidiaries	—	231.6	—	(231.6)	—
Operating lease right of use assets - third party	171.6	159.4	—	—	331.0
Operating lease right of use assets - affiliate	601.7	64.5	—	—	666.2
Deferred charges and other assets, net	16.4	965.4	—	—	981.8
Total assets	$41,937.7	$30,787.0	$12,221.2	$(76,316.5)	$8,629.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$363.2	$129.9	$21.5	$—	$514.6
Accounts payable - affiliate	64.6	1.5	0.3	—	66.4
Accrued expenses	1,247.5	124.6	270.5	—	1,642.6
Current operating lease liabilities - third party	69.0	9.1	—	—	78.1
Current operating lease liabilities - affiliate	72.9	2.8	—	—	75.7
Deferred revenue	8.5	1.6	—	—	10.1
Due to related parties	31,193.2	33,229.7	11,662.0	(76,084.9)	—
Total current liabilities	33,018.9	33,499.2	11,954.3	(76,084.9)	2,387.5

Long-term debt	1,199.3	47.2	16.2	—	1,262.7
Deferred tax liabilities	—	—	32.9	—	32.9
Long-term operating lease liabilities - third party	101.6	150.3	—	—	251.9
Long-term operating lease liabilities - affiliate	528.8	61.6	—	—	590.4
Other long-term liabilities	51.0	199.9	3.1	—	254.0
Investment in subsidiaries	3,188.1	—	—	(3,188.1)	—
Total liabilities	38,087.7	33,958.2	12,006.5	(79,273.0)	4,779.4

Commitments and contingencies

Equity:
PBF Holding Company LLC equity
Member’s equity	2,732.2	1,588.5	146.3	(1,734.8)	2,732.2
Retained earnings / (accumulated deficit)	1,129.6	(4,763.2)	68.4	4,694.8	1,129.6
Accumulated other comprehensive loss	(22.8)	(7.5)	—	7.5	(22.8)
Total PBF Holding Company LLC equity	3,839.0	(3,182.2)	214.7	2,967.5	3,839.0
Noncontrolling interest	11.0	11.0	—	(11.0)	11.0
Total equity	3,850.0	(3,171.2)	214.7	2,956.5	3,850.0
Total liabilities and equity	$41,937.7	$30,787.0	$12,221.2	$(76,316.5)	$8,629.4

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2018
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$526.0	$9.1	$26.6	$—	$561.7
Accounts receivable	690.1	7.2	13.4	—	710.7
Accounts receivable - affiliate	1.8	9.5	0.7	—	12.0
Inventories	1,685.4	—	178.7	—	1,864.1
Prepaid and other current assets	20.7	30.0	1.8	—	52.5
Due from related parties	33,793.1	25,057.3	9,534.2	(68,384.6)	—
Total current assets	36,717.1	25,113.1	9,755.4	(68,384.6)	3,201.0

Property, plant and equipment, net	17.3	2,722.7	231.2	—	2,971.2
Investment in subsidiaries	—	421.4	—	(421.4)	—
Investment in equity method investee	—	—	169.5	—	169.5
Deferred charges and other assets, net	16.0	855.8	—	—	871.8
Total assets	$36,750.4	$29,113.0	$10,156.1	$(68,806.0)	$7,213.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$278.2	$189.7	$15.9	$—	$483.8
Accounts payable - affiliate	34.2	14.8	0.5	—	49.5
Accrued expenses	1,364.0	156.1	58.9	—	1,579.0
Current debt	—	2.4	—	—	2.4
Deferred revenue	15.6	1.5	—	—	17.1
Due to related parties	28,340.7	30,433.4	9,610.5	(68,384.6)	—
Total current liabilities	30,032.7	30,797.9	9,685.8	(68,384.6)	2,131.8

Long-term debt	1,194.7	42.0	21.3	—	1,258.0
Deferred tax liabilities	—	—	40.4	—	40.4
Other long-term liabilities	54.9	194.5	4.1	—	253.5
Investment in subsidiaries	1,938.3	—	—	(1,938.3)	—
Total liabilities	33,220.6	31,034.4	9,751.6	(70,322.9)	3,683.7

Commitments and contingencies

Equity:
PBF Holding Company LLC equity
Member’s equity	2,652.5	1,737.2	323.7	(2,060.9)	2,652.5
Retained earnings / (accumulated deficit)	890.3	(3,662.0)	80.8	3,581.2	890.3
Accumulated other comprehensive loss	(23.9)	(7.5)	—	7.5	(23.9)
Total PBF Holding Company LLC equity	3,518.9	(1,932.3)	404.5	1,527.8	3,518.9
Noncontrolling interest	10.9	10.9	—	(10.9)	10.9
Total equity	3,529.8	(1,921.4)	404.5	1,516.9	3,529.8
Total liabilities and equity	$36,750.4	$29,113.0	$10,156.1	$(68,806.0)	$7,213.5

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2019
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues	$6,363.3	$249.5	$775.6	$(966.3)	$6,422.1

Cost and expenses:
Cost of products and other	5,866.3	105.7	768.8	(966.3)	5,774.5
Operating expenses (excluding depreciation and amortization expense as reflected below)	—	404.0	7.8	—	411.8
Depreciation and amortization expense	—	96.7	2.0	—	98.7
Cost of sales	5,866.3	606.4	778.6	(966.3)	6,285.0
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	50.4	8.4	1.0	—	59.8
Depreciation and amortization expense	2.1	—	—	—	2.1
Gain on sale of assets	—	(32.6)	—	—	(32.6)
Total cost and expenses	5,918.8	582.2	779.6	(966.3)	6,314.3

Income (loss) from operations	444.5	(332.7)	(4.0)	—	107.8

Other income (expense):
Equity in loss of subsidiaries	(339.4)	(2.1)	—	341.5	—
Change in fair value of catalyst leases	—	(3.8)	—	—	(3.8)
Interest expense, net	(25.4)	(0.9)	(0.1)	—	(26.4)
Other non-service components of net periodic benefit cost	(0.2)	0.1	—	—	(0.1)
Income (loss) before income taxes	79.5	(339.4)	(4.1)	341.5	77.5
Income tax benefit	—	—	(2.0)	—	(2.0)
Net income (loss)	79.5	(339.4)	(2.1)	341.5	79.5
Less: net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to PBF Holding Company LLC	$79.5	$(339.4)	$(2.1)	$341.5	$79.5

Comprehensive income (loss) attributable to PBF Holding Company LLC	$79.9	$(339.4)	$(2.1)	$341.5	$79.9

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2018
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues	$7,565.9	$460.8	$852.4	$(1,236.7)	$7,642.4

Cost and expenses:
Cost of products and other	6,986.2	279.4	847.7	(1,236.7)	6,876.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	0.2	401.0	8.5	—	409.7
Depreciation and amortization expense	—	81.5	1.9	—	83.4
Cost of sales	6,986.4	761.9	858.1	(1,236.7)	7,369.7
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	59.3	6.0	(0.5)	—	64.8
Depreciation and amortization expense	2.6	—	—	—	2.6
Equity income in investee	—	—	(4.7)	—	(4.7)
Gain on sale of assets	—	(43.8)	—	—	(43.8)
Total cost and expenses	7,048.3	724.1	852.9	(1,236.7)	7,388.6

Income (loss) from operations	517.6	(263.3)	(0.5)	—	253.8

Other income (expense):
Equity in loss of subsidiaries	(261.6)	—	—	261.6	—
Change in fair value of catalyst leases	—	1.7	—	—	1.7
Interest expense, net	(31.2)	(0.4)	(0.3)	—	(31.9)
Other non-service components of net periodic benefit cost	(0.1)	0.4	—	—	0.3
Income (loss) before income taxes	224.7	(261.6)	(0.8)	261.6	223.9
Income tax benefit	—	—	(0.8)	—	(0.8)
Net income (loss)	224.7	(261.6)	—	261.6	224.7
Net income (loss) attributable to PBF Holding Company LLC	$224.7	$(261.6)	$—	$261.6	$224.7

Comprehensive income (loss) attributable to PBF Holding Company LLC	$224.9	$(261.6)	$—	$261.6	$224.9

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2019
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues	$18,073.2	$1,450.6	$2,354.0	$(3,695.1)	$18,182.7

Cost and expenses:
Cost of products and other	16,417.8	1,000.6	2,352.8	(3,695.1)	16,076.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	—	1,251.7	23.2	—	1,274.9
Depreciation and amortization expense	—	282.5	5.8	—	288.3
Cost of sales	16,417.8	2,534.8	2,381.8	(3,695.1)	17,639.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	131.3	26.9	(0.6)	—	157.6
Depreciation and amortization expense	7.8	—	—	—	7.8
Equity income in investee	—	—	(7.9)	—	(7.9)
Gain on sale of assets	—	(31.8)	—	—	(31.8)
Total cost and expenses	16,556.9	2,529.9	2,373.3	(3,695.1)	17,765.0

Income (loss) from operations	1,516.3	(1,079.3)	(19.3)	—	417.7

Other income (expense):
Equity in loss of subsidiaries	(1,099.3)	(12.5)	—	1,111.8	—
Change in fair value of catalyst leases	—	(6.4)	—	—	(6.4)
Interest expense, net	(81.3)	(1.5)	(0.6)	—	(83.4)
Other non-service components of net periodic benefit cost	(0.6)	0.4	—	—	(0.2)
Income (loss) before income taxes	335.1	(1,099.3)	(19.9)	1,111.8	327.7
Income tax benefit	—	—	(7.4)	—	(7.4)
Net income (loss)	335.1	(1,099.3)	(12.5)	1,111.8	335.1
Less: net income attributable to noncontrolling interests	0.1	0.1	—	(0.1)	0.1
Net income (loss) attributable to PBF Holding Company LLC	$335.0	$(1,099.4)	$(12.5)	$1,111.9	$335.0

Comprehensive income (loss) attributable to PBF Holding Company LLC	$336.1	$(1,099.4)	$(12.5)	$1,111.9	$336.1

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended September 30, 2018
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Revenues	$20,679.8	$1,514.6	$2,441.6	$(3,753.5)	$20,882.5

Cost and expenses:
Cost of products and other	18,853.0	1,040.8	2,438.1	(3,753.5)	18,578.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	0.2	1,200.7	22.9	—	1,223.8
Depreciation and amortization expense	—	237.3	5.7	—	243.0
Cost of sales	18,853.2	2,478.8	2,466.7	(3,753.5)	20,045.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	154.1	19.1	1.7	—	174.9
Depreciation and amortization expense	7.9	—	—	—	7.9
Equity income in investee	—	—	(13.1)	—	(13.1)
Gain on sale of assets	—	(43.1)	—	—	(43.1)
Total cost and expenses	19,015.2	2,454.8	2,455.3	(3,753.5)	20,171.8

Income (loss) from operations	1,664.6	(940.2)	(13.7)	—	710.7

Other income (expense):
Equity in loss of subsidiaries	(943.6)	(9.0)	—	952.6	—
Change in fair value of catalyst leases	—	5.8	—	—	5.8
Interest expense, net	(96.1)	(1.3)	(0.8)	—	(98.2)
Other non-service components of net periodic benefit cost	(0.3)	1.1	—	—	0.8
Income (loss) before income taxes	624.6	(943.6)	(14.5)	952.6	619.1
Income tax benefit	—	—	(5.5)	—	(5.5)
Net income (loss)	624.6	(943.6)	(9.0)	952.6	624.6
Net income (loss) attributable to PBF Holding Company LLC	$624.6	$(943.6)	$(9.0)	$952.6	$624.6

Comprehensive income (loss) attributable to PBF Holding Company LLC	$625.1	$(943.6)	$(9.0)	$952.6	$625.1

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2019
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$335.1	$(1,099.3)	$(12.5)	$1,111.8	$335.1
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	12.4	282.8	5.9	—	301.1
Stock-based compensation	0.9	21.9	—	—	22.8
Change in fair value of catalyst leases	—	6.4	—	—	6.4
Deferred income taxes	—	—	(7.5)	—	(7.5)
Non-cash change in inventory repurchase obligations	11.4	—	—	—	11.4
Non-cash lower of cost or market inventory adjustment	(277.0)	—	—	—	(277.0)
Pension and other post-retirement benefit costs	6.6	27.0	—	—	33.6
Income from equity method investee	—	—	(7.9)	—	(7.9)
Distributions from equity method investee	—	—	7.9	—	7.9
Gain on sale of assets	—	(31.8)	—	—	(31.8)
Equity in earnings of subsidiaries	1,099.3	12.5	—	(1,111.8)	—
Changes in operating assets and liabilities:
Accounts receivable	(151.4)	1.5	(13.0)	—	(162.9)
Due to/from affiliates	(1,249.2)	1,397.3	(118.9)	—	29.2
Inventories	62.1	—	(51.5)	—	10.6
Prepaid and other current assets	4.3	(4.0)	0.6	—	0.9
Accounts payable	85.0	(35.8)	5.7	—	54.9
Accrued expenses	(135.2)	(1.8)	211.6	—	74.6
Deferred revenue	(7.1)	0.1	—	—	(7.0)
Other assets and liabilities	(11.7)	(29.1)	(9.4)	—	(50.2)
Net cash (used in) provided by operating activities	$(214.5)	$547.7	$11.0	$—	$344.2

Cash flows from investing activities:
Expenditures for property, plant and equipment	(6.3)	(267.9)	(11.6)	—	(285.8)
Expenditures for deferred turnaround costs	—	(282.6)	—	—	(282.6)
Expenditures for other assets	—	(38.2)	—	—	(38.2)
Proceeds from sale of assets	—	36.3	—	—	36.3
Equity method investment - return of capital	—	—	0.6	—	0.6
Due to/from affiliates	(1.8)	—	—	1.8	—
Net cash used in investing activities	$(8.1)	$(552.4)	$(11.0)	$1.8	$(569.7)

Cash flows from financing activities:
Contributions from PBF LLC	228.5	—	—	—	228.5
Distribution to members	(93.9)	(1.8)	—	—	(95.7)
Repayments of PBF Rail Term Loan	—	—	(5.2)	—	(5.2)
Proceeds from revolver borrowings	1,350.0	—	—	—	1,350.0
Repayments of revolver borrowings	(1,350.0)	—	—	—	(1,350.0)
Catalyst lease settlements	—	(3.5)	—	—	(3.5)
Due to/from affiliates	—	1.8	—	(1.8)	—
Proceeds from insurance premium financing	0.6	6.9	—	—	7.5
Deferred financing costs and other	—	(0.5)	—	—	(0.5)
Net cash provided by (used in) financing activities	$135.2	$2.9	$(5.2)	$(1.8)	$131.1

Net decrease in cash and cash equivalents	(87.4)	(1.8)	(5.2)	—	(94.4)
Cash and cash equivalents, beginning of period	526.0	9.1	26.6	—	561.7
Cash and cash equivalents, end of period	$438.6	$7.3	$21.4	$—	$467.3

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF PBF HOLDING
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2018
(in millions)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Combining and Consolidating Adjustments	Total
Cash flows from operating activities:
Net income (loss)	$624.6	$(943.6)	$(9.0)	$952.6	$624.6
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	12.5	237.3	5.8	—	255.6
Stock-based compensation	—	14.1	—	—	14.1
Change in fair value of catalyst leases	—	(5.8)	—	—	(5.8)
Deferred income taxes	—	—	(5.5)	—	(5.5)
Non-cash change in inventory repurchase obligations	10.7	—	—	—	10.7
Non-cash lower of cost or market inventory adjustment	(300.5)	—	—	—	(300.5)
Pension and other post-retirement benefit costs	5.6	29.9	—	—	35.5
Income from equity method investee	—	—	(13.1)	—	(13.1)
Distributions from equity method investee	—	—	13.1	—	13.1
Gain on sale of assets	—	(43.1)	—	—	(43.1)
Equity in earnings of subsidiaries	943.6	9.0	—	(952.6)	—
Changes in operating assets and liabilities:
Accounts receivable	(120.7)	(4.0)	11.1	—	(113.6)
Due to/from affiliates	(1,103.1)	1,112.1	(25.7)	—	(16.7)
Inventories	(83.7)	—	36.8	—	(46.9)
Prepaid and other current assets	(4.8)	(4.7)	0.9	—	(8.6)
Accounts payable	(69.5)	(34.2)	(2.4)	—	(106.1)
Accrued expenses	300.5	(6.0)	8.1	—	302.6
Deferred revenue	4.4	0.1	—	—	4.5
Other assets and liabilities	32.3	(21.8)	(16.9)	—	(6.4)
Net cash provided by operating activities	$251.9	$339.3	$3.2	$—	$594.4

Cash flows from investing activities:
Expenditures for property, plant and equipment	(4.7)	(159.7)	(1.3)	—	(165.7)
Expenditures for deferred turnaround costs	—	(201.0)	—	—	(201.0)
Expenditures for other assets	—	(16.9)	—	—	(16.9)
Proceeds from sale of assets	—	48.3	—	—	48.3
Equity method investment - return of capital	—	—	3.1	—	3.1
Due to/from affiliates	(1.1)	—	—	1.1	—
Net cash (used in) provided by investing activities	$(5.8)	$(329.3)	$1.8	$1.1	$(332.2)

Cash flows from financing activities:
Contributions from PBF LLC	287.0	—	—	—	287.0
Distributions to members	(36.1)	—	—	—	(36.1)
Repayments of PBF Rail Term Loan	—	—	(5.1)	—	(5.1)
Repayment of note payable	—	(5.6)	—	—	(5.6)
Catalyst lease settlements	—	(9.5)	—	—	(9.5)
Due to/from affiliates	—	1.1	—	(1.1)	—
Proceeds from insurance premium financing	0.5	6.5	—	—	7.0
Deferred financing costs and other	(12.7)	—	—	—	(12.7)
Net cash provided by (used in) financing activities	$238.7	$(7.5)	$(5.1)	$(1.1)	$225.0

Net increase (decrease) in cash and cash equivalents	484.8	2.5	(0.1)	—	487.2
Cash and cash equivalents, beginning of period	486.6	13.5	26.1	—	526.2
Cash and cash equivalents, end of period	$971.4	$16.0	$26.0	$—	$1,013.4

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Holding included in the Annual Report on Form 10-K for the year ended December 31, 2018 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Holding and its consolidated subsidiaries.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of September 30, 2019, we own and operate five domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 900,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.2. Our five oil refineries are aggregated into one reportable segment.
Our five refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, New Orleans, Louisiana and Torrance, California. Each refinery is briefly described in the table below:

Refinery	Region	Nelson Complexity Index	Throughput Capacity (in bpd)	PADD	Crude Processed (1)	Source (1)
Delaware City	East Coast	11.3	190,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	13.2	180,000	1	light sweet through heavy sour	water
Toledo	Mid-Continent	9.2	170,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	12.7	189,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	14.9	155,000	5	medium and heavy	pipeline, water, truck
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
The purchase price for the Martinez Acquisition will range from $900.0 million to $1.0 billion in cash, based on the date the transaction closes, plus inventory and working capital to be valued at closing. In addition, we also have an obligation to make certain post-closing payments to the Seller if certain conditions are met including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the closing. The purchase price is also subject to other customary purchase price adjustments. The Martinez Acquisition is expected to close in the first quarter of 2020, subject to satisfaction of customary closing conditions, including the absence of legal impediments prohibiting the Martinez Acquisition, receipt of regulatory approvals and required consents and absence of a material adverse effect. Additionally, as a condition of closing, the assets must be operational in all material respects and in substantially the same condition and repair, ordinary wear and tear excepted, as of the Execution Date. We expect to finance the transaction with a combination of cash on hand and debt.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Torrance Land Sale
On August 1, 2019 and August 7, 2018, we closed on third-party sales of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sales resulted in a gain of approximately $33.1 million and $43.8 million in the third quarter of 2019 and 2018, respectively, included within Gain on sale of assets in the Condensed Consolidated Statements of Operations.
Inventory Intermediation Agreements
On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiaries, DCR and PRC, entered into amendments to the Amended and Restated Inventory Intermediation Agreements (as amended in the first quarter of 2019 and amended and restated in the third quarter of 2019, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, the maturity date. On August 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC was extended to December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022 and the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was extended to June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. On March 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was amended to add the PBFX East Coast Storage Assets (as defined below) as a location and crude oil as a new product type to be included in the Products (as defined in “Note 3 - Accrued Expenses” of our Notes to Condensed Consolidated Financial Statements) sold to J. Aron by DCR.
Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the Products produced by the Paulsboro and Delaware City refineries (the “Refineries”), and delivered into the Storage Tanks (as defined in “Note 4 - Inventories” of our Notes to Condensed Consolidated Financial Statements). Furthermore, J. Aron agrees to sell the Products back to the Refineries as the Products are discharged out of the Storage Tanks. J. Aron has the right to store the Products purchased in storage tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the Products independently to third parties.
Adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases”
As disclosed in “Note 6 - Leases” of our Notes to Condensed Consolidated Financial Statements, prior to January 1, 2019, we accounted for leases under ASC 840 - “Leases” (“ASC 840”) and did not record a right of use asset or corresponding lease liability for operating leases on our Condensed Consolidated Balance Sheets. We adopted ASC 842 using a modified retrospective approach, and elected the transition method to apply the new standard at the adoption date of January 1, 2019. As such, financial information for prior periods has not been adjusted and continues to be reported under ASC 840. Refer to “Note 6 - Leases” of our Notes to Condensed Consolidated Financial Statements.
Early Return of Railcars
On September 30, 2018, we agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of our railcar fleet based on prevailing market conditions in the crude oil by rail market. Under the terms of the lease amendment, we agreed to pay amounts in lieu of satisfaction of return conditions (the “early termination penalty”) and a reduced rental fee over the remaining term of the lease. Certain of these railcars were idle as of September 30, 2018 and the remaining railcars were taken out of service during the fourth quarter of 2018 and subsequently fully returned to the lessor. As a result, we recognized an expense of $44.6 million for the three months ended September 30, 2018 included within Cost of sales consisting of (i) a $40.3 million charge for the early termination penalty and (ii) a $4.3 million charge related to the remaining lease payments associated with the railcars identified within the amended lease, all of which were idled and out of service as of December 31, 2018.

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
There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2019 and December 31, 2018, respectively.
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
TVPC Contribution Agreement
On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC (the “TVPC Contribution Agreement”), pursuant to which we contributed to PBF LLC, which in turn, contributed to PBFX all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding owned a 50% membership interest in Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the membership interests in TVPC.
East Coast Storage Assets Acquisition
On October 1, 2018, PBFX completed the purchase of CPI Operations LLC, whose assets include a storage facility with multi-use storage capacity, an Aframax-capable marine facility, a rail facility, a truck terminal, equipment, contracts and certain other idled assets (collectively, the “PBFX East Coast Storage Assets”) located on the Delaware River near Paulsboro, New Jersey (the “East Coast Storage Assets Acquisition”). Effective January 1, 2019, we and PBFX entered into a terminal storage agreement (the “East Coast Storage Assets Terminal Storage Agreement”) wherein PBFX provides us storage services at the PBFX East Coast Storage Assets. The initial term of the East Coast Storage Assets Terminal Storage Agreement is eight years with automatic one year renewals unless canceled by either party through written notice. Under the East Coast Storage Assets Terminal Storage Agreement, we have a minimum storage commitment, which is equal to the available shell capacity for our dedicated tanks.
Development Assets Acquisition
On July 16, 2018, PBFX entered into four contribution agreements with PBF LLC pursuant to which we contributed to PBF LLC certain of our subsidiaries (the “Development Assets Contribution Agreements”). Pursuant to the Development Asset Contribution Agreements, we contributed all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC, whose assets consist of a loading and unloading rail facility located at the Toledo refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC (“CLC”), whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at the Chalmette refinery; Paulsboro Terminaling

Company LLC, whose assets consist of a lube oil terminal facility located at the Paulsboro refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC, whose assets consist of an ethanol storage facility located at the Delaware City refinery (the “Delaware Ethanol Storage Facility” and collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”) to PBF LLC. PBFX Operating Company LLC (“PBFX Op Co”), in turn acquired the limited liability company interests in the Development Assets from PBF LLC in connection with the Development Assets Contribution Agreements. The acquisition of the Development Assets closed on July 31, 2018 for total consideration of $31.6 million consisting of 1,494,134 common units representing limited partner interests in PBFX, issued to PBF LLC (the “Development Assets Acquisition”).
Amended and Restated Rail Agreements
On May 2, 2018, the Delaware City Rail Terminaling Services Agreement and the Delaware West Ladder Rack Terminaling Services Agreement between us and Delaware City Terminaling Company LLC were amended effective as of January 1, 2018 (collectively, the “Amended and Restated Rail Agreements”) with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by us on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the minimum volume commitments (“MVCs”). In 2019, we amended (effective as of January 1, 2019) the existing Amended and Restated Rail Agreements for the inclusion of services through certain rail infrastructure at the PBFX East Coast Storage Assets.
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
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$2.0	$6.4	$5.3
Omnibus Agreement	1.9	2.0	5.4	5.4
Total expenses under affiliate agreements	78.0	66.2	224.0	190.8

Results of Operations
The following tables reflect our financial and operating highlights for the three and nine months ended September 30, 2019 and 2018 (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$6,422.1	$7,642.4	$18,182.7	$20,882.5
Cost and expenses:
Cost of products and other	5,774.5	6,876.6	16,076.1	18,578.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	411.8	409.7	1,274.9	1,223.8
Depreciation and amortization expense	98.7	83.4	288.3	243.0
Cost of sales	6,285.0	7,369.7	17,639.3	20,045.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	59.8	64.8	157.6	174.9
Depreciation and amortization expense	2.1	2.6	7.8	7.9
Equity income in investee	—	(4.7)	(7.9)	(13.1)
Gain on sale of assets	(32.6)	(43.8)	(31.8)	(43.1)
Total cost and expenses	6,314.3	7,388.6	17,765.0	20,171.8

Income from operations	107.8	253.8	417.7	710.7

Other income (expense):
Change in fair value of catalyst leases	(3.8)	1.7	(6.4)	5.8
Interest expense, net	(26.4)	(31.9)	(83.4)	(98.2)
Other non-service components of net periodic benefit cost	(0.1)	0.3	(0.2)	0.8
Income before income taxes	77.5	223.9	327.7	619.1
Income tax benefit	(2.0)	(0.8)	(7.4)	(5.5)
Net income	79.5	224.7	335.1	624.6
Less: net income attributable to noncontrolling interests	—	—	0.1	—
Net income attributable to PBF Holding Company LLC	$79.5	$224.7	$335.0	$624.6

Consolidated gross margin	$137.1	$272.7	$543.4	$837.3
Gross refining margin (1)	$647.6	$765.8	$2,106.6	$2,304.1
_____________________

(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Key Operating Information
Production (bpd in thousands)	863.0	896.7	817.9	854.0
Crude oil and feedstocks throughput (bpd in thousands)	850.9	888.4	816.4	851.8
Total crude oil and feedstocks throughput (millions of barrels)	78.3	81.7	222.9	232.5
Consolidated gross margin per barrel of throughput	$1.75	$3.34	$2.44	$3.60
Gross refining margin, excluding special items, per barrel of throughput (1)	$8.87	$9.25	$8.21	$8.80
Refinery operating expense, per barrel of throughput	$5.26	$5.01	$5.72	$5.26

Crude and feedstocks (% of total throughput) (2)
Heavy	32%	35%	31%	36%
Medium	30%	28%	30%	30%
Light	25%	23%	25%	21%
Other feedstocks and blends	13%	14%	14%	13%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	50%	49%	48%	49%
Distillates and distillate blendstocks	33%	32%	32%	32%
Lubes	1%	1%	1%	1%
Chemicals	2%	2%	2%	2%
Other	15%	17%	17%	16%
Total yield	101%	101%	100%	100%
_____________________

(1)	See Non-GAAP Financial Measures.

(2)
We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars per barrel, except as noted)
Dated Brent crude oil	$61.86	$75.07	$64.71	$72.19
West Texas Intermediate (WTI) crude oil	$56.40	$69.63	$57.08	$66.90
Light Louisiana Sweet (LLS) crude oil	$60.60	$74.15	$63.35	$71.11
Alaska North Slope (ANS) crude oil	$62.98	$75.26	$65.23	$72.19
Crack Spreads
Dated Brent (NYH) 2-1-1	$14.72	$14.62	$12.73	$14.15
WTI (Chicago) 4-3-1	$16.51	$18.05	$16.69	$15.84
LLS (Gulf Coast) 2-1-1	$14.32	$13.38	$12.32	$13.26
ANS (West Coast) 4-3-1	$18.81	$14.84	$18.49	$16.67
Crude Oil Differentials
Dated Brent (foreign) less WTI	$5.46	$5.44	$7.63	$5.29
Dated Brent less Maya (heavy, sour)	$6.36	$9.12	$5.58	$10.21
Dated Brent less WTS (sour)	$6.01	$19.79	$8.76	$13.41
Dated Brent less ASCI (sour)	$2.98	$4.42	$3.11	$4.69
WTI less WCS (heavy, sour)	$12.79	$29.30	$11.78	$24.55
WTI less Bakken (light, sweet)	$0.74	$1.08	$0.53	$0.87
WTI less Syncrude (light, sweet)	$(0.89)	$5.59	$(0.30)	$3.00
WTI less LLS (light, sweet)	$(4.20)	$(4.52)	$(6.27)	$(4.21)
WTI less ANS (light, sweet)	$(6.58)	$(5.63)	$(8.15)	$(5.29)
Natural gas (dollars per MMBTU)	$2.33	$2.86	$2.56	$2.85

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Overview— Net income was $79.5 million for the three months ended September 30, 2019 compared to net income of $224.7 million for the three months ended September 30, 2018.
Our results for the three months ended September 30, 2019 were negatively impacted by a special item consisting of a non-cash lower of cost or market (“LCM”) inventory adjustment of approximately $47.0 million, partially offset by a gain on the sale of land at our Torrance refinery of $33.1 million. Our results for the three months ended September 30, 2018 were positively impacted by special items consisting of an LCM inventory adjustment of approximately $54.8 million and a gain on the sale of land at our Torrance refinery of $43.8 million, partially offset by a special item related to the early return of certain leased railcars resulting in a charge of $44.6 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by unfavorable movements in crude differentials and overall lower throughput volumes across the majority of our refineries. Refining margins for the current quarter compared to the prior quarter in 2018 were mixed with stronger margins realized in the Gulf Coast and West Coast offset by weaker margins in the Mid-Continent. Our results for the three months ended September 30, 2019 were also negatively impacted by higher operating expenses and increased depreciation and amortization expense associated with our continued investment in our refining assets.

Revenues— Revenues totaled $6.4 billion for the three months ended September 30, 2019 compared to $7.6 billion for the three months ended September 30, 2018, a decrease of approximately $1.2 billion, or 16.0%. Revenues per barrel were $69.76 and $83.51 for the three months ended September 30, 2019 and 2018, respectively, a decrease of 16.5% directly related to lower hydrocarbon commodity prices. For the three months ended September 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 357,200 bpd, 151,100 bpd, 178,000 bpd and 164,600 bpd, respectively. For the three months ended September 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 354,600 bpd, 172,100 bpd, 195,500 bpd and 166,200 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were in line with the same quarter of the prior year, whereas the throughput rates at our Mid-Continent and Gulf Coast refineries were lower during the quarter due to unplanned downtime at our Toledo and Chalmette refineries. For the three months ended September 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 413,900 bpd, 163,300 bpd, 223,700 bpd and 199,600 bpd, respectively. For the three months ended September 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 380,200 bpd, 175,800 bpd, 242,800 bpd and 196,000 bpd respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $137.1 million for the three months ended September 30, 2019 compared to $272.7 million for the three months ended September 30, 2018, a decrease of approximately $135.6 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $647.6 million, or $8.27 per barrel of throughput for the three months ended September 30, 2019 compared to $765.8 million, or $9.37 per barrel of throughput for the three months ended September 30, 2018, a decrease of approximately $118.2 million. Gross refining margin excluding special items totaled $694.6 million or $8.87 per barrel of throughput for the three months ended September 30, 2019 compared to $755.6 million or $9.25 per barrel of throughput for the three months ended September 30, 2018, a decrease of $61.0 million.
Consolidated gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $47.0 million on a net basis, resulting from the decrease in crude oil and refined product prices in comparison to the prices at the end of the second quarter of 2019. The non-cash LCM inventory adjustment increased consolidated gross margin and gross refining margin by approximately $54.8 million on a net basis in the third quarter of 2018. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in crude differentials in the East Coast and Mid-Continent, weaker refining margins in the Mid-Continent, and reduced throughput rates in the Mid-Continent and Gulf Coast, partially offset by higher crack spreads in the Gulf Coast and West Coast.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”), although at a reduced level from the prior year. Total RFS costs were $31.6 million for the three months ended September 30, 2019 in comparison to $33.9 million for the three months ended September 30, 2018.
Average industry margins were mixed during the three months ended September 30, 2019 in comparison to the same period in 2018, primarily as a result of varying regional product inventory levels and unplanned refining downtime issues impacting product margins. Crude oil differentials were generally unfavorable in comparison to the same period in 2018, with notable light-heavy crude differential compression negatively impacting our refining gross margin and moving our overall crude slate lighter.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.72 per barrel, or 0.7% higher, in the three months ended September 30, 2019, as compared to $14.62 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya and WTI/Bakken differentials, which decreased by $2.76 per barrel and $0.34 per barrel, respectively, in comparison to the same period in 2018. In addition, the WTI/WCS differential decreased significantly to $12.79 per barrel in the three months ended September 30, 2019 compared to $29.30 in the same period in 2018, which unfavorably impacted our cost of heavy Canadian crude.

Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $16.51 per barrel, or 8.5% lower, in the three months ended September 30, 2019 as compared to $18.05 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged $0.74 per barrel in the three months ended September 30, 2019, as compared to $1.08 per barrel in the same period in 2018. Additionally, the WTI/Syncrude differential, averaged a premium of $0.89 per barrel during the three months ended September 30, 2019 as compared to a discount of $5.59 per barrel in the same period of 2018.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $14.32 per barrel, or 7.0% higher, in the three months ended September 30, 2019 as compared to $13.38 per barrel in the same period in 2018. Margins on the Gulf Coast were positively impacted from our refinery specific slate by an increasing WTI/LLS differential, which averaged a premium of $4.20 per barrel during the three months ended September 30, 2019 as compared to a premium of $4.52 per barrel in the same period of 2018.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $18.81 per barrel, or 26.8% higher, in the three months ended September 30, 2019 as compared to $14.84 per barrel in the same period in 2018. Margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $6.58 per barrel during the three months ended September 30, 2019 as compared to a premium of $5.63 per barrel in the same period of 2018.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $411.8 million, or $5.26 per barrel of throughput, for the three months ended September 30, 2019 compared to $409.7 million, or $5.01 per barrel of throughput, for the three months ended September 30, 2018, an increase of $2.1 million, or 0.5%. Increases in operating expenses were mainly attributed to higher employee related expenses.
General and Administrative Expenses— General and administrative expenses totaled $59.8 million for the three months ended September 30, 2019 compared to $64.8 million for the three months ended September 30, 2018, a decrease of approximately $5.0 million or 7.7%. The decrease in general and administrative expenses for the three months ended September 30, 2019 in comparison to the three months ended September 30, 2018 is primarily related to lower employee-related expenses, including incentive compensation. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— There was a gain of $32.6 million and $43.8 million on the sale of assets for the three months ended September 30, 2019 and September 30, 2018, respectively, mainly attributed to the sale of two separate parcels of land at our Torrance refinery.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $100.8 million for the three months ended September 30, 2019 (including $98.7 million recorded within Cost of sales) compared to $86.0 million for the three months ended September 30, 2018 (including $83.4 million recorded within Cost of sales), an increase of $14.8 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2018 as well as accelerated amortization related to the Delaware City and Torrance refinery turnarounds, which were completed in the first half of 2019.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $3.8 million for the three months ended September 30, 2019 compared to a gain of $1.7 million for the three months ended September 30, 2018. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.

Interest Expense, net— Interest expense totaled $26.4 million for the three months ended September 30, 2019 compared to $31.9 million for the three months ended September 30, 2018, a decrease of approximately $5.5 million. This net decrease is mainly attributable to lower outstanding revolver borrowings during the three months ended September 30, 2019. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended September 30, 2019 and September 30, 2018, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $2.0 million was recorded for the three months ended September 30, 2019 in comparison to an income tax benefit of $0.8 million recorded for the three months ended September 30, 2018, primarily attributable to the results of PBF Ltd.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Overview— Net income was $335.1 million for the nine months ended September 30, 2019 compared to net income of $624.6 million for the nine months ended September 30, 2018.
Our results for the nine months ended September 30, 2019 were positively impacted by a non-cash LCM inventory adjustment of approximately $277.0 million and a gain on the sale of land at our Torrance refinery of $33.1 million. Our results for the nine months ended September 30, 2018 were positively impacted by special items consisting of an LCM inventory adjustment of approximately $300.5 million and a gain on the sale of land at our Torrance refinery of $43.8 million, partially offset by a special item related to the early return of certain leased railcars, resulting in a charge of $44.6 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by unfavorable movements in crude differentials and overall lower throughput volumes and barrels sold across our refineries. Refining margins for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 were mixed with stronger margins realized in the Mid-Continent and West Coast, offset by weaker margins in the East Coast and Gulf Coast refineries. Our results for the nine months ended September 30, 2019 were also negatively impacted by increased depreciation and amortization expense associated with our continued investment in our refining assets and the effect of significant turnaround activity during the first nine months of 2019.

Revenues— Revenues totaled $18.2 billion for the nine months ended September 30, 2019 compared to $20.9 billion for the nine months ended September 30, 2018, a decrease of approximately $2.7 billion, or 12.9%. Revenues per barrel were $70.14 and $78.92 for the nine months ended September 30, 2019 and 2018, respectively, a decrease of 11.1% directly related to lower hydrocarbon commodity prices. For the nine months ended September 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 329,500 bpd, 154,100 bpd, 181,400 bpd and 151,400 bpd, respectively. For the nine months ended September 30, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 349,200 bpd, 149,500 bpd, 184,400 bpd and 168,700 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were lower in the nine months ended September 30, 2019 compared to the same period in 2018 due to planned downtime associated with turnarounds of the coker and associated units at our Delaware City and Torrance refineries and the crude unit at our Paulsboro refinery, all of which were completed in the first half of 2019, and unplanned downtime at our Delaware City refinery in the first quarter of 2019. Throughput rates at our Mid-Continent refinery were higher in the nine months ended September 30, 2019 compared to the same period in 2018 due to a planned turnaround at our Toledo refinery in the first half of the prior year. Throughput rates at our Gulf Coast refinery were in line with the prior year. For the nine months ended September 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 374,200 bpd, 164,400 bpd, 227,700 bpd and 183,300 bpd, respectively. For the nine months ended September 30, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 378,700 bpd, 158,300 bpd, 235,900 bpd and 196,500 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $543.4 million for the nine months ended September 30, 2019, compared to $837.3 million for the nine months ended September 30, 2018, a decrease of approximately $293.9 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,106.6 million, or $9.45 per barrel of throughput for the nine months ended September 30, 2019 compared to $2,304.1 million, or $9.90 per barrel of throughput for the nine months ended September 30, 2018, a decrease of approximately $197.5 million. Gross refining margin excluding special items totaled $1,829.6 million or $8.21 per barrel of throughput for the nine months ended September 30, 2019 compared to $2,048.2 million or $8.80 per barrel of throughput for the nine months ended September 30, 2018, a decrease of $218.6 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $277.0 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended 2018 to the end of the third quarter of 2019. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in certain crude differentials and refining margins and reduced throughput rates in the East Coast and West Coast, partially offset by higher throughput rates in the Mid-Continent and stronger crack spreads in the Mid-Continent and West Coast. For the nine months ended September 30, 2018, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $300.5 million on a net basis, resulting from an increase in crude oil and refined product prices, partially offset by a $44.6 million charge resulting from costs associated with the early return of certain leased railcars.
Additionally, our results continue to be impacted by significant costs to comply with the RFS, although at a reduced level from the prior year. Total RFS costs were $92.0 million for the nine months ended September 30, 2019 in comparison to $117.0 million for the nine months ended September 30, 2018.
Average industry margins were mixed during the nine months ended September 30, 2019 in comparison to the same period in 2018, primarily as a result of varying regional product inventory levels and seasonal and unplanned refining downtime issues impacting product margins. Crude oil differentials were generally unfavorable in comparison to the same period in 2018, with notable light-heavy crude differential compression negatively impacting our gross refining margin and moving our overall crude slate lighter.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.73 per barrel, or 10.0% lower, in the nine months ended September 30, 2019, as compared to $14.15 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya and WTI/Bakken differentials, which decreased by $4.63 per barrel and $0.34 per barrel, respectively, in comparison to the same period in 2018. In addition, the WTI/WCS differential decreased significantly to $11.78 per barrel in 2019 compared to $24.55 in 2018, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $16.69 per barrel, or 5.4% higher, in the nine months ended September 30, 2019 as compared to $15.84 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a discount of $0.53 per barrel in the nine months ended September 30, 2019, as compared to a discount of $0.87 per barrel in the same period in 2018. Additionally, the WTI/Syncrude differential averaged a premium of $0.30 per barrel during the nine months ended September 30, 2019 as compared to a discount of $3.00 per barrel in the same period of 2018.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $12.32 per barrel, or 7.1% lower, in the nine months ended September 30, 2019 as compared to $13.26 per barrel in the same period in 2018. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakening WTI/LLS differential, which averaged a premium of $6.27 per barrel during the nine months ended September 30, 2019 as compared to a premium of $4.21 per barrel in the same period of 2018.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $18.49 per barrel, or 10.9% higher, in the nine months ended September 30, 2019 as compared to $16.67 per barrel in the same period in 2018. Margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $8.15 per barrel during the nine months ended September 30, 2019 as compared to a premium of $5.29 per barrel in the same period of 2018.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,274.9 million, or $5.72 per barrel of throughput, for the nine months ended September 30, 2019 compared to $1,223.8 million, or $5.26 per barrel of throughput, for the nine months ended September 30, 2018, an increase of approximately $51.1 million, or 4.2%. Increases in operating expenses were mainly attributed to higher outside service costs attributed to turnaround and maintenance activity.
General and Administrative Expenses— General and administrative expenses totaled $157.6 million for the nine months ended September 30, 2019 compared to $174.9 million for the nine months ended September 30, 2018, a decrease of approximately $17.3 million or 9.9%. The decrease in general and administrative expenses for the nine months ended September 30, 2019 in comparison to the nine months ended September 30, 2018 primarily related to lower employee-related expenses, including incentive compensation, partially offset by higher legal settlement costs. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— Gain on sale of assets was $31.8 million and $43.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, mainly attributed to the sale of two separate parcels of land at our Torrance refinery.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $296.1 million for the nine months ended September 30, 2019 (including $288.3 million recorded within Cost of sales) compared to $250.9 million for the nine months ended September 30, 2018 (including $243.0 million recorded within Cost of sales), an increase of approximately $45.2 million. The increase was a result of additional depreciation expense associated with a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2018, as well as accelerated amortization related to the Delaware City and Torrance refinery turnarounds, which were completed in the first half of 2019.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a loss of $6.4 million for the nine months ended September 30, 2019 compared to a gain of $5.8 million for the nine months ended September 30, 2018. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $83.4 million for the nine months ended September 30, 2019 compared to $98.2 million for the nine months ended September 30, 2018, a decrease of approximately $14.8 million. This net decrease is mainly attributable to lower outstanding revolver borrowings during the nine months ended September 30, 2019. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the nine months ended September 30, 2019 and September 30, 2018, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $7.4 million was recorded for the nine months ended September 30, 2019 in comparison to an income tax benefit of $5.5 million recorded for the nine months ended September 30, 2018, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, gains on sale of assets at our Torrance refinery and charges associated with the early return of certain leased railcars. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as consolidated gross margin excluding refinery depreciation and operating expenses. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenues less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended September 30,
	2019		2018
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$6,422.1	$82.04	$7,642.4	$93.51
Less: Cost of sales	6,285.0	80.29	7,369.7	90.17
Consolidated gross margin	$137.1	$1.75	$272.7	$3.34
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$137.1	$1.75	$272.7	$3.34
Add: Refinery operating expense	411.8	5.26	409.7	5.01
Add: Refinery depreciation expense	98.7	1.26	83.4	1.02
Gross refining margin	$647.6	$8.27	$765.8	$9.37
Special items:(1)
Add: Non-cash LCM inventory adjustment	47.0	0.60	(54.8)	(0.67)
Add: Early railcar return expense	—	—	44.6	0.55
Gross refining margin excluding special items	$694.6	$8.87	$755.6	$9.25

	Nine Months Ended September 30,
	2019		2018
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$18,182.7	$81.58	$20,882.5	$89.80
Less: Cost of sales	17,639.3	79.14	20,045.2	86.20
Consolidated gross margin	$543.4	$2.44	$837.3	$3.60
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$543.4	$2.44	$837.3	$3.60
Add: Refinery operating expense	1,274.9	5.72	1,223.8	5.26
Add: Refinery depreciation expense	288.3	1.29	243.0	1.04
Gross refining margin	$2,106.6	$9.45	$2,304.1	$9.90
Special items:(1)
Add: Non-cash LCM inventory adjustment	(277.0)	(1.24)	(300.5)	(1.29)
Add: Early railcar return expense	—	—	44.6	0.19
Gross refining margin excluding special items	$1,829.6	$8.21	$2,048.2	$8.80

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

The following tables reconcile net income as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018

Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$79.5	$224.7	$335.1	$624.6
Add: Depreciation and amortization expense	100.8	86.0	296.1	250.9
Add: Interest expense, net	26.4	31.9	83.4	98.2
Add: Income tax benefit	(2.0)	(0.8)	(7.4)	(5.5)
EBITDA	$204.7	$341.8	$707.2	$968.2
Special Items:(1)
Add: Non-cash LCM inventory adjustment	47.0	(54.8)	(277.0)	(300.5)
Add: Gain on Torrance land sale	(33.1)	(43.8)	(33.1)	(43.8)
Add: Early railcar return expense	—	44.6	—	44.6
EBITDA excluding special items	$218.6	$287.8	$397.1	$668.5

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$204.7	$341.8	$707.2	$968.2
Add: Stock-based compensation	7.1	4.6	22.8	14.1
Add: Net non-cash change in fair value of catalyst leases	3.8	(1.7)	6.4	(5.8)
Add: Non-cash LCM inventory adjustment (1)	47.0	(54.8)	(277.0)	(300.5)
Adjusted EBITDA	$262.6	$289.9	$459.4	$676.0
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
The following table includes the LCM inventory reserve as of each date presented (in millions):

	2019	2018
January 1,	$651.8	$300.5
June 30,	327.8	54.8
September 30,	374.8	—
The following table includes the corresponding impact of changes in the LCM inventory reserve on both income from operations and net income for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Net LCM inventory adjustment (charge) benefit in both income from operations and net income	$(47.0)	$54.8	$277.0	$300.5
Gain on Torrance land sale - During the three and nine months ended September 30, 2019 and 2018, respectively, we recorded gains on the sale of two separate parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The gain increased income from operations and net income by $33.1 million during the three and nine months ended September 30, 2019. The gain increased income from operations and net income by $43.8 million during the same periods in 2018.
Early Return of Railcars - During the three and nine months ended September 30, 2018 we recognized certain expenses within Cost of sales associated with the voluntary early return of certain leased railcars. These charges decreased income from operations and net income by $44.6 million and $32.8 million, respectively. There were no such expenses in the same periods of 2019.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditure, working capital needs, distribution payment and debt service requirements for the next twelve months, as well as to fund the pending Martinez Acquisition. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of September 30, 2019 with all covenants, including financial covenants, in all of our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $344.2 million for the nine months ended September 30, 2019 compared to net cash provided by operating activities of $594.4 million for the nine months ended September 30, 2018. Our operating cash flows for the nine months ended September 30, 2019 included our net income of $335.1 million, depreciation and amortization of $301.1 million, net non-cash change in the fair value of our inventory repurchase obligations of $11.4 million, pension and other post-retirement benefits costs of $33.6 million, stock-based compensation of $22.8 million, a change in the fair value of our catalyst leases of $6.4 million and distributions from our former equity method investment in TVPC of $7.9 million, offset by a gain on sale of assets of $31.8 million, a non-cash benefit of $277.0 million relating to an LCM inventory adjustment, income from our former equity method investment in TVPC of $7.9 million and deferred income taxes of $7.5 million. In addition, net changes in operating assets and liabilities reflects uses of cash of $49.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the nine months ended September 30, 2018 included our net income of $624.6 million, depreciation and amortization of $255.6 million, pension and other post-retirement benefits costs of $35.5 million, stock-based compensation of $14.1 million, a change in the fair value of our inventory repurchase obligations of $10.7 million and distributions from our former equity investment in TVPC of $13.1 million, partially offset by a gain on sale of assets of $43.1 million, a non-cash benefit of $300.5 million relating to an LCM inventory adjustment, changes in the fair value of our catalyst leases of $5.8 million, income from our former equity method investment in TVPC of $13.1 million and deferred income taxes of $5.5 million. In addition, net changes in operating assets and liabilities reflects cash proceeds of $8.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $569.7 million for the nine months ended September 30, 2019 compared to net cash used in investing activities of $332.2 million for the nine months ended September 30, 2018. The net cash flows used in investing activities for the nine months ended September 30, 2019 were comprised of capital expenditures totaling $285.8 million, expenditures for refinery turnarounds of $282.6 million and expenditures for other assets of $38.2 million, partially offset by proceeds of $36.3 million mainly related to the sale of land at our Torrance refinery and return of capital related to our former equity method investment in TVPC of $0.6 million. Net cash used in investing activities for the nine months ended September 30, 2018 was comprised of capital expenditures totaling $165.7 million, expenditures for refinery turnarounds of $201.0 million and expenditures for other assets of $16.9 million, partially offset by proceeds of $48.3 million mainly related to the sale of land at our Torrance refinery and return of capital related to our former equity method investment in TVPC of $3.1 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $131.1 million for the nine months ended September 30, 2019 compared to net cash provided by financing activities of $225.0 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, net cash provided by financing activities consisted primarily of proceeds from contributions from PBF LLC of $228.5 million and insurance premium financing of $7.5 million, partially offset by distributions to members of $95.7 million, principal amortization payments of the PBF Rail Term Loan of $5.2 million, net settlements of precious metals catalyst leases of $3.5 million and deferred financing costs and other of $0.5 million. Additionally, during the nine months ended September 30, 2019, we borrowed and repaid $1,350.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, net cash provided by financing activities consisted primarily of contributions from PBF LLC of $287.0 million and proceeds from insurance premium financing of $7.0 million, partially offset by distributions to members of $36.1 million, principal amortization payments of the PBF Rail Term Loan of $5.1 million, repayments of note payable of $5.6 million, net settlements of precious metals catalyst leases of $9.5 million and deferred financing costs and other of $12.7 million.
Credit Facility
Revolving Credit Facility
On May 2, 2018, we and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced the August 2014 Revolving Credit Agreement with the Revolving Credit Facility. Among other things, the Revolving Credit Facility increased the maximum commitment available to us from $2.6 billion to $3.4 billion, extended the maturity date to May 2023, and redefined certain components of the Borrowing Base (as defined in the Revolving Credit Agreement) to make more funding available for working capital and other general corporate purposes. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted London Inter-Bank Offered (“LIBOR”) Rate plus the Applicable Margin, all as defined in the Revolving Credit Agreement. In addition, an accordion feature allows for commitments of up to $3.5 billion.
Liquidity
As of September 30, 2019, our total liquidity was approximately $2,053.7 million, compared to total liquidity of approximately $1,641.8 million as of December 31, 2018. Our total liquidity is equal to the amount of excess availability under our Revolving Credit Facility, which includes our cash balance at September 30, 2019.
Working Capital
Our working capital at September 30, 2019 was $1,143.5 million, consisting of $3,531.0 million in total current assets and $2,387.5 million in total current liabilities. Our working capital at December 31, 2018 was $1,069.2 million, consisting of $3,201.0 million in total current assets and $2,131.8 million in total current liabilities.
Working capital has increased during the nine months ended September 30, 2019 primarily as a result of earnings and the change in our LCM inventory adjustment, partially offset by capital expenditures, including turnaround costs and distributions.
Capital Spending
Capital spending was $606.6 million for the nine months ended September 30, 2019, which primarily included turnaround costs at our Torrance, Delaware City and Paulsboro refineries, safety related enhancements and facility improvements at our refineries. We currently expect to spend an aggregate of approximately $625.0 million to $675.0 million in net capital expenditures during 2019, excluding any potential capital expenditures related to the pending Martinez Acquisition, for facility improvements and refinery maintenance and turnarounds, the majority of which were incurred during the first six months of 2019. Significant capital spending for the full year 2019, includes turnarounds of the coker at our Torrance refinery, the coker at our Delaware City refinery and the crude unit at our Paulsboro refinery, as well as expenditures to meet environmental and regulatory requirements. Capital spending plans also include strategic capital expenditures for the restart of the idled Chalmette refinery coker and the Delaware City refinery hydrogen plant.
As discussed in "Business Developments", we entered into a Sale and Purchase Agreement to purchase the Martinez refinery and related logistics assets. The aggregate purchase price for the Martinez Acquisition will range from $900.0 million to $1.0 billion in cash, based on closing date, plus inventory and working capital to be valued at closing. In addition, we also have an obligation to make certain post-closing payments to the Seller if certain conditions are met including earn-out payments based on certain earnings thresholds of the Martinez refinery, as defined in the Sale and Purchase Agreement, for a period up to four years following the closing. The purchase price is also subject to other customary purchase price adjustments. The Martinez Acquisition is expected to close in the first quarter of 2020, subject to satisfaction of customary closing conditions, including the absence of legal impediments prohibiting the Martinez Acquisition, receipt of regulatory approvals and required consents and absence of any material adverse effects. We expect to finance the transaction through a combination of cash on hand and debt.
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
Inventory Intermediation Agreements
On certain dates subsequent to the inception of the Inventory Intermediation Agreements, we and our subsidiaries, DCR and PRC, entered into amendments to the Inventory Intermediation Agreements (as amended in the first quarter of 2019 and amended and restated in the third quarter of 2019) with J. Aron, pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, the maturity date. On August 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC was extended to December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022 and the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was extended to June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. On March 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was amended to add the PBFX East Coast Storage Assets as a location and crude oil as a new product type to be included in the Products sold to J. Aron by DCR.
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

At September 30, 2019, the LIFO value of crude oil, intermediates and finished products owned by J. Aron included within Inventory in our Condensed Consolidated Balance Sheets was $287.2 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2019, other than outstanding letters of credit in the amount of approximately $233.6 million.
Distribution Policy
On October 31, 2019 PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.30 per share on its outstanding Class A common stock. The dividend is payable on November 26, 2019 to PBF Energy Class A common stockholders of record at the close of business on November 14, 2019. If necessary, PBF Holding will make a distribution of up to approximately $36.3 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
As of September 30, 2019, we had $2,053.7 million of unused borrowing availability, which includes our cash and cash equivalents of $467.3 million, under our Revolving Credit Facility to fund our operations, if necessary. Accordingly, as of September 30, 2019, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to make distributions to PBF LLC, if necessary, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of September 30, 2019, we would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries’ available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy’s intended dividend policy.
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
At September 30, 2019 and December 31, 2018, we had gross open commodity derivative contracts representing 8.5 million barrels and 7.4 million barrels, respectively, with an unrealized net gain of $2.6 million and $7.2 million, respectively. The open commodity derivative contracts as of September 30, 2019 expire at various times during 2019.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.1 million barrels and 30.5 million barrels at September 30, 2019 and December 31, 2018, respectively. The average cost of our hydrocarbon inventories was approximately $79.18 and $78.78 per barrel on a LIFO basis at September 30, 2019 and December 31, 2018, respectively, excluding the net impact of LCM inventory adjustments of approximately $374.8 million and $651.8 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 68 million and 73 million MMBTUs of natural gas amongst our five refineries as of September 30, 2019. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $68.0 million to $73.0 million.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $21.8 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $16.3 million at September 30, 2019. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.2 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
PBF Holding conducted evaluations under the supervision and with the participation of our management, including PBF Holding’s principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of September 30, 2019. Based upon these evaluations, the principal executive officer and principal financial officer concluded that PBF Holding’s disclosure controls and procedures are effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There has been no change in PBF Holding’s internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control (“DNREC”) issued a Notice of Administrative Penalty Assessment and Secretary’s Order to DCR for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment sought $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. Pursuant to a settlement agreement entered into on or about July 11, 2019 by and between DCR and DNREC (“Settlement Agreement”), DCR resolved this and other Notices of Violation (“NOV”) and DNREC claims of noncompliance related to activities at the Delaware City refinery occurring between June 1, 2010 and October 31, 2018, including associated Title V Permit deviations and particulate matter emissions from certain coke management facilities. The Settlement Agreement provides for resolution of DNREC’s claims, a penalty payment by DCR of $950,000, and no admission of liability by DCR. The Settlement Agreement will also result in modification and reissuance by DNREC of certain air quality permits for the Delaware City refinery to resolve objections made by DCR to certain prior permit conditions. Testing of the aforementioned coke management facilities was conducted in September 2019 and confirmed compliance with operating permit limits.
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
EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General for final resolution. The Torrance refinery and the California Attorney General are in discussions to resolve these alleged remaining RCRA violations.
On September 3, 2019, we received a letter from the SCAQMD proposing to settle a NOV relating Title V deviations alleged to have occurred in the second half of 2016 for $465,000. We are currently in communication with the SCAQMD to resolve the NOV.
Other than EPA $480,000 and SCAQMD $465,000 settlement offers, no other settlement or penalty demands in excess of $100,000 have been received to date with respect to any of the other NOVs, preliminary findings, or orders relating to the Torrance Refinery. As the ultimate outcomes are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, L.L.C., filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Orleans Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2010. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals that denied class certification. The plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. The Court had scheduled an October 2019 mini-trial of up to 10 plaintiffs, relating to as many as 5 separate flaring events that occurred between 2002 and 2007. However, on October 9, 2019, the parties reached an agreement in principle to settle this matter, which is expected to result in the dismissal with prejudice of all outstanding claims. Although the settlement resolution has not been finalized, we presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy Company LLC, and our subsidiaries, PBF Energy Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with Exxon Mobil Corporation were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, Exxon has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. On March 18, 2019, the class certification hearing was held and the judge took the matter under submission. On April 1, 2019, the judge issued an order denying class certification. On April 15, 2019, Plaintiffs filed a Petition with the Ninth Circuit for Permission to Appeal the Order Denying Motion for Class Certification. The appeal is currently pending with the Ninth Circuit. On May 3, 2019, Plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted Plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The Plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining Company LLC along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties was held on August 23, 2019. From the mediation hearing, the parties have reached a tentative agreement in principle to settle. Although the settlement resolution has not been finalized, we presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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
In Varga, Sabrina, et al., v. CRU Railcar Services, LLC, et al., PBF Holding and other of our entities were named as defendants along with CRU Railcar Services, LLC (“CRU”) in a lawsuit arising from a railcar explosion that occurred while CRU employees were cleaning a railcar owned by PBF. The initial lawsuit alleged that an employee of CRU was fatally injured as a result of the explosion. On July 5, 2019, a petition for intervention was filed alleging that another CRU employee was fatally injured in the same explosion. On October 7, 2019, a third CRU employee joined the lawsuit alleging severe injuries from the incident. The PBF defendants have issued a tender of defense and indemnity to CRU and its insurer pursuant to indemnity obligations contained in the associated services agreement which have not been accepted at this time. As this matter was recently filed, we cannot currently estimate the amount or the timing of its resolution. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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
On June 11, 2019, we entered into an agreement to purchase the Martinez refinery, and related logistics assets. The aggregate purchase price for the Martinez Acquisition will range from $900.0 million to $1.0 billion in cash, based on closing date, plus inventory and working capital to be determined at closing. The purchase price is also subject to other customary purchase price adjustments. The Martinez Acquisition is expected to close in the first quarter of 2020, subject to satisfaction of customary closing conditions. There can be no assurance that we will complete the Martinez Acquisition under the terms set forth in the purchase agreement, or at all. We expect to finance the transaction through a combination of cash on hand and debt. The Martinez Acquisition is subject to numerous risks and uncertainties, including (i) the possibility that the announced acquisition will be delayed or will not close due to the failure of either party to satisfy the closing conditions, or for other reasons, (ii) the risk that the Martinez refinery will not be integrated into our company successfully or that expected benefits will not be realized and (iii) unforeseen liabilities associated with the Martinez Acquisition.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

10.1**
Second Amended and Restated Inventory Intermediation Agreement dated as of August 29, 2019, among J. Aron & Company LLC, PBF Holding Company LLC and Paulsboro Refining Company LLC
(incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 4, 2019 (File No. 001-35764)).

10.2**
Second Amended and Restated Inventory Intermediation Agreement dated as of August 29, 2019, among J. Aron & Company LLC, PBF Holding Company LLC and Delaware City Refining Company LLC
(incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 4, 2019 (File No. 001-35764))

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

**	Portions of the exhibits have been omitted because such information is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
*	Filed herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date:	November 11, 2019	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	November 11, 2019	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)