Form 10-Q
period 2020-06-30
PBF Holding Co LLC; PBF Finance Corp
filed 2020-08-05
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020
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
PBF Holding Company LLC has no common stock outstanding. As of August 4, 2020, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

This combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of June 30, 2020. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility;
•our assumptions regarding payments arising under PBF Energy’s tax receivable agreement entered with the PBF LLC Series A and PBF LLC Series B unitholders and other arrangements relating to PBF Energy;
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
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements speak only as of the date of this Form 10-Q. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,203.1	$763.1
Accounts receivable	422.9	826.6
Accounts receivable - affiliate	7.3	6.5
Inventories	1,620.2	2,122.2
Prepaid and other current assets	108.0	48.0
Total current assets	3,361.5	3,766.4

Property, plant and equipment, net	4,147.3	3,168.6
Lease right of use assets - third party	488.7	330.3
Lease right of use assets - affiliate	611.7	650.3
Deferred charges and other assets, net	1,003.4	930.0
Total assets	$9,612.6	$8,845.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$419.5	$591.2
Accounts payable - affiliate	55.1	48.1
Accrued expenses	1,426.3	1,791.4
Current operating lease liabilities - third party	148.5	72.0
Current operating lease liabilities - affiliate	82.2	79.2
Deferred revenue	18.1	17.0
Total current liabilities	2,149.7	2,598.9

Long-term debt	3,324.7	1,262.8
Deferred tax liabilities	41.3	31.4
Long-term operating lease liabilities - third party	257.2	232.9
Long-term operating lease liabilities - affiliate	529.4	571.1
Long-term financing lease liabilities - third party	70.0	18.4
Other long-term liabilities	281.3	232.9
Total liabilities	6,653.6	4,948.4

Commitments and contingencies (Note 8)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,777.0	2,739.1
Retained earnings	179.7	1,156.9
Accumulated other comprehensive loss	(8.6)	(9.7)
Total PBF Holding Company LLC equity	2,948.1	3,886.3
Noncontrolling interest	10.9	10.9
Total equity	2,959.0	3,897.2
Total liabilities and equity	$9,612.6	$8,845.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$2,499.1	$6,551.9	$7,759.1	$11,760.6

Cost and expenses:
Cost of products and other	1,820.8	6,025.4	7,854.2	10,301.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	423.7	409.7	931.2	863.1
Depreciation and amortization expense	111.1	95.3	216.5	189.6
Cost of sales	2,355.6	6,530.4	9,001.9	11,354.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	53.3	46.6	131.5	97.8
Depreciation and amortization expense	2.8	2.9	5.7	5.7
Change in fair value of contingent consideration	(12.4)	—	(65.4)	—
Equity income in investee	—	(3.2)	—	(7.9)
(Gain) loss on sale of assets	(471.1)	0.8	(471.1)	0.8
Total cost and expenses	1,928.2	6,577.5	8,602.6	11,450.7

Income (loss) from operations	570.9	(25.6)	(843.5)	309.9

Other income (expense):
Interest expense, net	(52.8)	(29.6)	(89.3)	(57.0)
Change in fair value of catalyst obligations	(5.1)	0.5	6.6	(2.6)
Debt extinguishment costs	—	—	(22.2)	—
Other non-service components of net periodic benefit cost	1.1	—	2.1	(0.1)
Income (loss) before income taxes	514.1	(54.7)	(946.3)	250.2
Income tax (benefit) expense	(4.4)	1.8	9.8	(5.4)
Net income (loss)	518.5	(56.5)	(956.1)	255.6
Less: net income attributable to noncontrolling interests	—	0.1	—	0.1
Net income (loss) attributable to PBF Holding Company LLC	$518.5	$(56.6)	$(956.1)	$255.5

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$518.5	$(56.5)	$(956.1)	$255.6
Other comprehensive income:
Unrealized gain on available for sale securities	0.1	0.3	0.7	0.3
Net gain on pension and other post-retirement benefits	0.2	0.2	0.4	0.4
Total other comprehensive income	0.3	0.5	1.1	0.7
Comprehensive income (loss)	518.8	(56.0)	(955.0)	256.3
Less: comprehensive income attributable to noncontrolling interests	—	0.1	—	0.1
Comprehensive income (loss) attributable to PBF Holding Company LLC	$518.8	$(56.1)	$(955.0)	$256.2

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, March 31, 2020	$2,745.9	$(8.9)	$(338.8)	$10.9	$2,409.1
Capital contributions from PBF LLC	24.4	—	—	—	24.4
Stock-based compensation	6.7	—	—	—	6.7
Net income	—	—	518.5	—	518.5
Other comprehensive income	—	0.3	—	—	0.3
Balance, June 30, 2020	$2,777.0	$(8.6)	$179.7	$10.9	$2,959.0

Balance, March 31, 2019	$2,658.4	$(23.7)	$1,179.4	$10.9	$3,825.0
Member distributions	—	—	(36.4)	—	(36.4)
Capital contributions from PBF LLC	202.5	—	—	—	202.5
Distribution of TVPC investment	(168.8)	—	—	—	(168.8)
Stock-based compensation	7.7	—	—	—	7.7
Net income (loss)	—	—	(56.6)	0.1	(56.5)
Other comprehensive income	—	0.5	—	—	0.5
Balance, June 30, 2019	$2,699.8	$(23.2)	$1,086.4	$11.0	$3,774.0

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, December 31, 2019	$2,739.1	$(9.7)	$1,156.9	$10.9	$3,897.2
Members distributions	—	—	(21.1)	—	(21.1)
Capital contributions from PBF LLC	24.4	—	—	—	24.4
Stock-based compensation	13.5	—	—	—	13.5
Net income (loss)	—	—	(956.1)	—	(956.1)
Other comprehensive income	—	1.1	—	—	1.1
Balance, June 30, 2020	$2,777.0	$(8.6)	$179.7	$10.9	$2,959.0

Balance, December 31, 2018	$2,652.5	$(23.9)	$890.3	$10.9	$3,529.8
Members distributions	—	—	(59.4)	—	(59.4)
Capital contributions from PBF LLC	202.5	—	—	—	202.5
Distribution of TVPC investment	(168.8)	—	—	—	(168.8)
Distribution of assets to PBF LLC	(0.3)	—	—	—	(0.3)
Stock-based compensation	13.9	—	—	—	13.9
Net income	—	—	255.5	0.1	255.6
Other comprehensive income	—	0.7	—	—	0.7
Balance, June 30, 2019	$2,699.8	$(23.2)	$1,086.4	$11.0	$3,774.0

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(956.1)	$255.6
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	229.4	198.4
Stock-based compensation	16.4	15.7
Change in fair value of catalyst obligations	(6.6)	2.6
Deferred income taxes	9.8	(5.3)
Non-cash change in inventory repurchase obligations	(25.7)	35.0
Non-cash lower of cost or market inventory adjustment	701.4	(324.0)
Change in fair value of contingent consideration	(65.4)	—
Debt extinguishment costs	22.2	—
Pension and other post-retirement benefit costs	27.3	22.4
Income from equity method investee	—	(7.9)
Distributions from equity method investee	—	7.9
(Gain) loss on sale of assets	(471.1)	0.8

Changes in operating assets and liabilities:
Accounts receivable	403.7	(274.1)
Due to/from affiliates	6.3	12.9
Inventories	24.8	(124.6)
Prepaid and other current assets	(54.6)	(34.1)
Accounts payable	(185.9)	(34.3)
Accrued expenses	(360.4)	200.0
Deferred revenue	1.1	5.3
Other assets and liabilities	(24.5)	(28.3)
Net cash used in operating activities	$(707.9)	$(76.0)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(112.6)	(190.9)
Expenditures for deferred turnaround costs	(159.2)	(261.9)
Expenditures for other assets	(7.2)	(33.9)
Acquisition of Martinez refinery	(1,176.2)	—
Proceeds from sale of assets	529.4	—
Equity method investment - return of capital	—	0.6
Net cash used in investing activities	$(925.8)	$(486.1)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Contributions from PBF LLC	$24.4	$202.5
Distributions to members	(21.1)	(59.4)
Proceeds from 2025 9.25% Senior Secured Notes	1,000.0	—
Proceeds from 2028 6.00% Senior Notes	1,000.0	—
Redemption of 2023 7.00% Senior Notes	(517.5)	—
Repayments of PBF Rail Term Loan	(3.6)	(3.5)
Proceeds from revolver borrowings	1,150.0	1,250.0
Repayments of revolver borrowings	(550.0)	(1,250.0)
Settlement of catalyst obligations	(8.8)	(1.2)
Payments on financing leases	(5.7)	—
Proceeds from insurance premium financing	33.8	18.9
Deferred financing costs and other	(27.8)	(0.1)
Net cash provided by financing activities	$2,073.7	$157.2

Net increase (decrease) in cash and cash equivalents	440.0	(404.9)
Cash and cash equivalents, beginning of period	763.1	561.7
Cash and cash equivalents, end of period	$1,203.1	$156.8

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$29.8	$39.5
Assets acquired under operating and financing leases	224.3	1,014.1
Fair value of the Martinez Contingent Consideration at acquisition	77.3	—
Distribution of assets to PBF Energy Company LLC	—	169.1
Cash paid during the period for:
Interest (net of capitalized interest of $5.6 and $7.8 in 2020 and 2019, respectively)	$49.2	$49.7
Income taxes	0.1	0.7

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in, PBF LLC as of June 30, 2020. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC, Delaware City Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and Martinez Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding has distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 7 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of June 30, 2020, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities, and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flows.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.
Reclassification
As of June 30, 2020, Financing lease right of use assets - third party, previously included in Deferred charges and other assets, net, in the Condensed Consolidated Balance Sheets, are reflected within Lease right of use assets - third party, which is inclusive of all third party lease right of use assets. Financing lease liabilities - third party, previously included in Other long-term liabilities, in the Condensed Consolidated Balance Sheet, is presented as a separate line item in the Condensed Consolidated Financial Statements. The amounts related to such balance sheet accounts have also been reclassified in their respective footnotes for prior periods to conform to the 2020 presentation.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Impairment Assessment
The global crisis resulting from the spread of the recent novel coronavirus (“COVID-19”) pandemic continues to have a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the enduring throughput reductions across the Company’s refineries and continued decrease in demand for the Company’s products during the quarter, the Company determined an impairment triggering event had occurred. As such, the Company performed an interim impairment assessment on certain long-lived assets as of June 30, 2020. As a result of the interim impairment test, the Company concluded that the carrying values of its long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2020. The adoption of this ASU does not currently impact the Company’s Condensed Consolidated Financial Statements. Refer to “Note 3 - Current Expected Credit Losses” for further disclosure related to our adoption of this pronouncement.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting”. The amendments in this ASU provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Interbank Offering Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.
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
The aggregate purchase price for the Martinez Acquisition was $1,253.4 million, including final working capital of $216.1 million and the Martinez Contingent Consideration, as defined below. The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes (as defined in “Note 6 - Debt”), and borrowings under PBF Holding’s asset-based revolving credit agreement (the “Revolving Credit Facility”).
The Company accounted for the Martinez Acquisition as a business combination under GAAP whereby it recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The purchase price and fair value allocation may be subject to adjustment pending completion of the final purchase valuation, which was in process as of June 30, 2020.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Fair Value Allocation
Inventories	$224.1
Prepaid and other current assets	5.4
Property, plant and equipment	987.9
Operating lease right of use assets (a)	7.8
Financing lease right of use assets (a)	63.5
Deferred charges and other assets, net	63.7
Accrued expenses	(1.4)
Current operating lease liabilities	(1.9)
Current financing lease liabilities (b)	(6.0)
Long-term operating lease liabilities	(5.9)
Long-term financing lease liabilities	(57.5)
Other long-term liabilities - Environmental obligation	(26.3)
Fair value of net assets acquired	$1,253.4
(a) Operating and Financing lease right of use assets are recorded in Lease right of use assets - third party within the Condensed Consolidated Balance Sheet.
(b) Current financing lease liabilities are recorded in Accrued expenses within the Condensed Consolidated Balance Sheet.

The Company’s Condensed Consolidated Financial Statements for the six months ended June 30, 2020 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition. The same period in 2019 does not include the results of operations of such assets. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
(Unaudited, in millions)

Pro-forma revenues	$8,122.9	$13,845.8
Pro-forma net income (loss) attributable to PBF Holding	(987.4)	218.4

Acquisition Expenses
The Company incurred acquisition-related costs of $10.7 million for the six months ended June 30, 2020 consisting primarily of first quarter consulting and legal expenses related to the Martinez Acquisition. There were no material acquisition-related expenses during the three months ended June 30, 2020. There were no acquisition-related costs during the three and six months ended June 30, 2019. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

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
The Company’s payment terms on its trade receivables are relatively short, generally 30 days or less for a substantial majority of its refined products. As a result, the Company’s collection risk is mitigated to a certain extent by the fact that sales are collected in a relatively short period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. Notwithstanding, the Company reviews each customer’s credit risk profile at least annually or more frequently if warranted. Following the widespread market disruption that has resulted from the COVID-19 pandemic and related governmental responses, the Company has been performing ongoing credit reviews of its customers including monitoring for any negative credit events such as customer bankruptcy or insolvency events. As a result, the Company has adjusted payment terms or limited available trade credit for certain customers, as well as for customers within industries that are deemed to be at higher risk.
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of June 30, 2020 and December 31, 2019.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consisted of the following:

June 30, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,254.0	$—	$1,254.0
Refined products and blendstocks	1,056.3	277.2	1,333.5
Warehouse stock and other	135.7	—	135.7
	$2,446.0	$277.2	$2,723.2
Lower of cost or market adjustment	(965.7)	(137.3)	(1,103.0)
Total inventories	$1,480.3	$139.9	$1,620.2

December 31, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,071.4	$2.7	$1,074.1
Refined products and blendstocks	976.0	352.9	1,328.9
Warehouse stock and other	120.8	—	120.8
	$2,168.2	$355.6	$2,523.8
Lower of cost or market adjustment	(324.8)	(76.8)	(401.6)
Total inventories	$1,843.4	$278.8	$2,122.2
Inventory under the amended and restated inventory intermediation agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) (as amended and restated from time to time, the “Inventory Intermediation Agreements”), includes crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (the “East Coast Refineries”), and sold to counterparties in connection with such agreements. This inventory is held in the Company’s storage tanks at the East Coast Refineries and at PBFX’s assets acquired from Crown Point International, LLC in October 2018 (the “PBFX East Coast Storage Assets” and together with the Company’s storage tanks at the East Coast Refineries, the “J. Aron Storage Tanks”).
During the three months ended June 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $584.2 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $1,687.2 million at March 31, 2020 to $1,103.0 million at June 30, 2020. During the six months ended June 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $701.4 million, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $1,103.0 million at June 30, 2020.
During the three months ended June 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income by $182.0 million, reflecting the net change in the LCM inventory reserve from $145.8 million at March 31, 2019 to $327.8 million at June 30, 2019. During the six months ended June 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $324.0 million, reflecting the net change in the LCM inventory reserve from $651.8 million at December 31, 2018 to $327.8 million at June 30, 2019.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Inventory-related accruals	$536.4	$1,103.2
Inventory intermediation agreements	228.7	278.1
Renewable energy credit and emissions obligations	203.1	17.7
Excise and sales tax payable	120.9	98.4
Accrued transportation costs	80.8	88.7
Accrued refinery maintenance and support costs	48.0	16.9
Accrued interest	40.8	6.8
Accrued utilities	39.1	40.1
Accrued salaries and benefits	32.0	77.4
Environmental liabilities	13.2	12.3
Current finance lease liabilities	12.8	6.5
Accrued capital expenditures	10.6	31.0
Customer deposits	8.0	1.8
Other	51.9	12.5
Total accrued expenses	$1,426.3	$1,791.4
The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of June 30, 2020 and December 31, 2019, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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
Severance Costs
During the three months ended June 30, 2020, the Company reduced headcount across its refining operations in response to the current challenging market conditions, which resulted in a severance charge of approximately $12.9 million included within General and administrative expenses. The Company recorded this liability within Accrued salaries and benefits.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. DEBT
Senior Notes
2028 Senior Notes
On January 24, 2020, PBF Holding entered into an indenture among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance (together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”), Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, under which the Issuers issued $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”). The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company primarily used the net proceeds to fully redeem the 7.00% senior notes due 2023 (the “2023 Senior Notes”), including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the Martinez Acquisition. The difference between the carrying value of the 2023 Senior Notes on the date they were reacquired and the amount for which they were reacquired has been classified as Debt extinguishment costs in the Condensed Consolidated Statement of Operations.
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
The 2028 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2028 Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future indebtedness, including PBF Holding’s Revolving Credit Facility and the Issuers’ 7.25% senior notes due 2025 (the “2025 Senior Notes”). The 2028 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2028 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2028 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2028 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2028 Senior Notes are rated investment grade.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2025 Senior Secured Notes
On May 13, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”). The Issuers received net proceeds of approximately $984.8 million from the offering after deducting the initial purchasers’ discount and estimated offering expenses.
The 2025 Senior Secured Notes are guaranteed on a senior secured basis by the majority of PBF Holding’s subsidiaries. The 2025 Senior Secured Notes and guarantees are senior obligations and secured, subject to certain exceptions and permitted liens, on a first-priority basis, by substantially all of PBF Holding's and the guarantors’ present and future assets (other than assets securing PBF Holding's Revolving Credit Facility), which may also constitute collateral securing certain hedging obligations and any existing or future indebtedness that is permitted to be secured on a pari passu basis with the 2025 Senior Secured Notes. The 2025 Senior Secured Notes and guarantees are senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including PBF Holding’s Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Notes. The 2025 Senior Secured Notes and guarantees rank effectively senior to all of the Issuers’ and the Guarantors’ existing and future indebtedness that is not secured by the collateral (including the Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Notes), subject to permitted liens on such collateral and certain other exceptions, and senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Secured Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness that is secured by liens on assets owned by the Company that do not constitute part of the collateral securing the 2025 Senior Secured Notes and the guarantees (including the assets securing the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Secured Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2025 Senior Secured Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2025 Senior Secured Notes are rated investment grade.
At any time prior to May 15, 2022, the Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2025 Senior Secured Notes in an amount not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 109.250% of the principal amount of the 2025 Senior Secured Notes, plus any accrued and unpaid interest through the date of redemption. On or after May 15, 2022, the Issuers may redeem all or part of the 2025 Senior Secured Notes, in each case at the redemption prices described in the indenture, together with any accrued and unpaid interest through the date of redemption. In addition, prior to May 15, 2022, the Issuers may redeem all or part of the 2025 Senior Secured Notes at a “make-whole” redemption price described in the indenture, together with any accrued and unpaid interest to the date of redemption.
In addition, the Issuers may redeem in the aggregate up to 35% of the original aggregate principal amount of the 2025 Senior Secured Notes in an amount not to exceed the net cash proceeds of any loan received pursuant to a Regulatory Debt Facility (as defined in the indenture) at a redemption price (expressed as a percentage of principal amount thereof) of 104.625%, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, provided, however, that at least 65% of the original aggregate principal amount of 2025 Senior Secured Notes originally issued under the indenture remains outstanding after the occurrence of each such redemption.

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
The outstanding borrowings under the Revolving Credit Facility as of June 30, 2020 were $600.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019.
On February 18, 2020, in connection with its entry into a $300.0 million uncommitted receivables purchase facility (the “Receivables Facility”), the Company amended the Revolving Credit Agreement and entered into a related intercreditor agreement to allow it to sell certain Eligible Receivables (as defined in the Revolving Credit Agreement) derived from the sale of refined product over truck racks. Under the Receivables Facility, the Company sells such receivables to a bank subject to bank approval and certain conditions. The sales of receivables under the Receivables Facility are absolute and irrevocable but subject to certain repurchase obligations under certain circumstances.
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
Refer to the Company’s 2019 Annual Report on Form 10-K (“Note 9 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for a more complete description of the Company’s commercial agreements with PBFX, including those identified as leases, that were entered into prior to 2020. No new material agreements, or amendments, were entered into during the six months ended June 30, 2020.
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
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$2.2	$4.3	$4.3
Omnibus Agreement	1.9	1.7	3.9	3.5
Total expenses under affiliate agreements	72.4	74.7	147.9	146.0
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $118.0 million as of June 30, 2020 ($121.3 million as of December 31, 2019), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $156.7 million and $132.2 million at June 30, 2020 and December 31, 2019, respectively, of which $143.5 million and $119.9 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earning thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on the future earnings of the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. The Martinez Contingent Consideration was $13.4 million as of June 30, 2020, representing the present value of expected future payments discounted at a blended rate of 13.6%. At June 30, 2020, the estimated undiscounted liability totaled $19.9 million, based on the Company’s anticipated future earn-out payments.

9. LEASES
The Company leases office space, office equipment, refinery support facilities and equipment, railcars and other logistics assets primarily under non-cancelable operating leases, with terms typically ranging from one to twenty years, subject to certain renewal options as applicable. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Interest expense for finance leases is incurred based on the carrying value of the lease liability. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
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
For substantially all classes of underlying assets, the Company has elected the practical expedient not to separate lease and non-lease components, which allows for combining the components if certain criteria are met. For certain leases of refinery support facilities, which have commenced subsequent to the year ended December 31, 2019, the Company accounts for the non-lease service component separately. There are no material residual value guarantees associated with any of the Company’s leases. There are no significant restrictions or covenants included in the Company’s lease agreements other than those that are customary in such arrangements. Certain of the Company’s leases, primarily for the Company’s commercial and logistics asset classes, include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days the asset has operated during the contract term or another measure of usage and are not included in the initial measurement of lease liabilities and right of use assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lease Position as of June 30, 2020 and December 31, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for the periods presented:

(in millions)	Classification on the Balance Sheet	June 30, 2020	December 31, 2019
Assets
Operating lease assets - third party	Lease right of use assets - third party	$407.4	$306.1
Operating lease assets - affiliate	Lease right of use assets - affiliate	611.7	650.3
Finance lease assets	Lease right of use assets - third party	81.3	24.2
Total lease right of use assets		$1,100.4	$980.6

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$148.5	$72.0
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	82.2	79.2
Finance lease liabilities - third party	Accrued expenses	12.8	6.5
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	257.2	232.9
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	529.4	571.1
Finance lease liabilities - third party	Long-term financing lease liabilities - third party	70.0	18.4
Total lease liabilities		$1,100.1	$980.1
Lease Costs
The table below provides certain information related to costs for the Company’s leases for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs (in millions)	2020	2019	2020	2019
Components of total lease costs:
Finance lease cost
Amortization of lease right of use assets	$3.6	$0.4	$6.5	$0.4
Interest on lease liabilities	1.1	0.2	2.0	0.2
Operating lease cost	74.2	62.9	134.7	116.2
Short-term lease cost	26.6	25.1	48.6	48.4
Variable lease cost	8.2	4.1	18.8	14.2
Total lease costs	$113.7	$92.7	$210.6	$179.4

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Sale-leaseback Transactions
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months) until the parties agree on a long-term supply agreement for the Products. The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which the Company will be reimbursed, during the term of the agreement.
Other Information
The table below provides supplemental cash flow information related to leases for the periods presented (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$135.2	$108.4
Operating cash flows for finance leases	2.0	0.2
Financing cash flows for finance leases	5.7	0.2
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	224.3	160.1
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of June 30, 2020:

Weighted average remaining lease term - operating leases	7.8 years
Weighted average remaining lease term - finance leases	7.6 years

Weighted average discount rate - operating leases	7.5%
Weighted average discount rate - finance leases	5.3%

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2020:

Amounts due within twelve months of June 30, (in millions)	Finance Leases	Operating Leases
2020	$16.8	$299.0
2021	13.9	210.7
2022	11.1	173.3
2023	11.1	159.4
2024	11.1	142.5
Thereafter	37.0	396.6
Total minimum lease payments	101.0	1,381.5
Less: effect of discounting	18.2	364.2
Present value of future minimum lease payments	82.8	1,017.3
Less: current obligations under leases	12.8	230.7
Long-term lease obligations	$70.0	$786.6
As of June 30, 2020, the Company entered into certain leases that had not yet commenced. Such leases include a 15-year lease for hydrogen supply, with future payments estimated to total approximately $212.6 million, which commenced in the third quarter of 2020. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.
In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The Company believes that the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third party leases as described above. For the three and six months ended June 30, 2020, the Company incurred operating lease costs related to affiliate operating leases of $32.2 million and $64.5 million, respectively. For the three and six months ended June 30, 2019, the Company incurred operating lease costs related to affiliate operating leases of $36.7 million and $64.0 million, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. EMPLOYEE BENEFIT PLANS
Effective February 1, 2020, the Company amended the PBF Energy Pension Plan to, among other things, incorporate into the plan all employees who became employed at the Company’s Martinez, California location on February 1, 2020, in connection with the Martinez Acquisition. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$15.1	$10.9	$28.9	$21.8
Interest cost	1.7	2.1	3.5	4.2
Expected return on plan assets	(3.1)	(2.4)	(6.2)	(4.8)
Amortization of prior service cost and actuarial loss	—	—	0.1	0.1
Net periodic benefit cost	$13.7	$10.6	$26.3	$21.3

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$0.2	$0.3	$0.5	$0.5
Interest cost	0.1	0.1	0.2	0.3
Amortization of prior service cost and actuarial loss	0.2	0.2	0.3	0.3
Net periodic benefit cost	$0.5	$0.6	$1.0	$1.1

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
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended June 30,
(in millions)	2020	2019
Gasoline and distillates	$2,035.9	$5,570.7
Feedstocks and other	215.3	203.9
Asphalt and blackoils	164.1	531.8
Chemicals	45.5	177.6
Lubricants	38.3	67.9
Total Revenues	$2,499.1	$6,551.9

	Six Months Ended June 30,
(in millions)	2020	2019
Gasoline and distillates	$6,606.3	$10,003.7
Feedstocks and other	526.6	404.6
Asphalt and blackoils	371.1	884.8
Chemicals	158.3	329.3
Lubricants	96.8	138.2
Total Revenues	$7,759.1	$11,760.6

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
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $18.1 million and $17.0 million as of June 30, 2020 and December 31, 2019, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
The reported income tax provision in the PBF Holding Condensed Consolidated Financial Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Current income tax benefit	$—	$(0.1)	$—	$(0.1)
Deferred income tax (benefit) expense	(4.4)	1.9	9.8	(5.3)
Total income tax (benefit) expense	$(4.4)	$1.8	$9.8	$(5.4)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations, including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect the Company’s income tax provision, deferred tax assets and liabilities, and related taxes payable for the periods presented. The Company is currently assessing the future implications of these provisions, as applicable, within the CARES Act on its Consolidated Financial Statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2020 and December 31, 2019.
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

	As of June 30, 2020
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$401.2	$—	$—	$401.2	N/A	$401.2
Commodity contracts	0.1	7.0	1.3	8.4	(8.4)	—
Derivatives included with inventory intermediation agreement obligations	—	24.4	—	24.4	—	24.4
Liabilities:
Commodity contracts	0.5	13.6	0.3	14.4	(8.4)	6.0
Catalyst obligations	—	32.1	—	32.1	—	32.1
Contingent consideration obligation	—	—	13.4	13.4	—	13.4

	As of December 31, 2019
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$97.9	$—	$—	$97.9	N/A	$97.9
Commodity contracts	32.5	1.5	—	34.0	(33.8)	0.2
Liabilities:
Commodity contracts	32.8	1.0	—	33.8	(33.8)	—
Catalyst obligations	—	47.6	—	47.6	—	47.6
Derivatives included with inventory intermediation agreement obligations	—	1.3	—	1.3	—	1.3

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
•The commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward prices used to value these swaps were derived using broker quotes, prices from other third party sources and other available market based data.
•The contingent consideration obligation at June 30, 2020 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods. The change in fair value of the obligation during the three and six months ended June 30, 2020 was impacted primarily by the change in estimated future earnings related to the Martinez refinery during the earn-out period.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2020 and December 31, 2019, $11.1 million and $10.3 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

(in millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Balance at beginning of period	$24.3	$—
Additions	—	77.3
Accretion on discounted liabilities	1.5	1.5
Settlements	0.4	0.4
Unrealized gain included in earnings	(13.8)	(66.8)
Balance at end of period	$12.4	$12.4

There were no transfers between levels during the three and six months ended June 30, 2020 or 2019, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,000.0	$1,074.3	$—	$—
2028 Senior Notes (a)	1,000.0	835.0	—	—
2025 Senior Notes (a)	725.0	661.8	725.0	776.5
2023 Senior Notes (b)	—	—	500.0	519.7
Revolving Credit Facility (c)	600.0	600.0	—	—
PBF Rail Term Loan (c)	11.0	11.0	14.5	14.5
Catalyst financing arrangements (d)	32.1	32.1	47.6	47.6
	3,368.1	3,214.2	1,287.1	1,358.3
Less - Unamortized deferred financing costs	(43.4)	n/a	(24.3)	n/a
Long-term debt	$3,324.7	$3,214.2	$1,262.8	$1,358.3

(a)The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the outstanding senior notes.
(b)As disclosed in “Note 6 - Debt”, the 2023 Senior Notes were redeemed in full on February 14, 2020.
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
As of June 30, 2020, there were no barrels of crude oil and feedstocks (27,580 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. As of June 30, 2020, there were 2,949,375 barrels of intermediates and refined products (3,430,635 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2020, there were 9,800,000 barrels of crude oil and 771,000 barrels of refined products (5,511,000 and 5,788,000, respectively, as of December 31, 2019), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information about the fair values of these derivative instruments as of June 30, 2020 and December 31, 2019 and the line items in the Condensed Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
June 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$24.4
December 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(1.3)

Derivatives not designated as hedging instruments:
June 30, 2020:
Commodity contracts	Accrued expenses	$(6.0)
December 31, 2019:
Commodity contracts	Accounts receivable	$0.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended June 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(42.2)
For the three months ended June 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(20.8)
For the six months ended June 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$25.7
For the six months ended June 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(35.0)

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2020:
Commodity contracts	Cost of products and other	$(13.2)
For the three months ended June 30, 2019:
Commodity contracts	Cost of products and other	$1.0
For the six months ended June 30, 2020:
Commodity contracts	Cost of products and other	$65.0
For the six months ended June 30, 2019:
Commodity contracts	Cost of products and other	$32.7

Hedged items designated in fair value hedges:
For the three months ended June 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$42.2
For the three months ended June 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$20.8
For the six months ended June 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(25.7)
For the six months ended June 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$35.0

The Company had no ineffectiveness related to the fair value hedges for the three and six months ended June 30, 2020 or 2019, respectively.

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of June 30, 2020, we own and operate six domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 1,050,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.8. Our six oil refineries are aggregated into one reportable segment.
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
COVID-19
The recent outbreak of the COVID-19 pandemic and certain developments in the global oil markets continue to negatively impact worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and related governmental responses have also resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces and has resulted in significantly lower demand for refined petroleum products. We believe, but cannot guarantee, that demand for refined petroleum products will ultimately rebound as governmental restrictions are lifted. However, the ultimate significance of the COVID-19 pandemic on our business will be dictated by its currently unknowable duration and the rate at which people are willing and able to resume activities even after governmental restrictions are lifted. In addition, recent global geopolitical and macroeconomic events have further contributed to the overall volatility in crude oil and refined product prices and may continue to do so in the future.
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
We are actively responding to the impacts from these matters on our business. In late March and through early April 2020, we started reducing the amount of crude oil processed at our refineries in response to the decreased demand for our products and we temporarily idled various units at certain of our refineries to optimize our production in light of prevailing market conditions. Currently, our refineries are still operating at reduced throughput levels across our refining system as demand for refined products continues to be lower than historical norms due to the COVID-19 pandemic.
As previously announced, we have adjusted our operational plans to the evolving market conditions and taken steps to lower our 2020 operating expenses budget through significant reductions in discretionary activities and third party services. These adjustments have resulted in a reduction in our 2020 operating expense budget of approximately $140.0 million. In addition, we continue to operate our refineries at reduced rates and expect near-term throughput to range from 700,000 to 800,000 barrels across our refining system. As the market conditions develop and the demand outlook becomes clearer, we will continue to adjust our operations in response.
In addition to the steps above with respect to our operations, we also have continued our focus on preserving liquidity and keeping our employees safe. We previously disclosed several transactions and initiatives related to these areas which included raising net proceeds of approximately $984.8 million in conjunction with our May issuance of 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”), the sale of five hydrogen plants in April for gross proceeds of $530.0 million, significant reductions of approximately $357.0 million in 2020 planned capital expenditures, minimizing corporate overhead expenses primarily through salary reductions, the suspension of PBF Energy’s quarterly dividend and the establishment of a company wide COVID-19 response team.
We continue to evaluate various other liquidity and cash flow optimization options in addition to safely and responsibly bringing back our workforce to the refineries and corporate office locations. As part of these costs saving initiatives, we reduced our workforce across our refineries in the second quarter in response to current challenging business conditions. This reduction resulted in a $12.9 million charge during the quarter. We have also continued to utilize our COVID-19 response team to implement additional social distancing measures across the workplace in addition to the continued enhancement of personal protective equipment and the cleanliness of our facilities. Through the guidance of our COVID-19 response team, we have started to bring back a portion of our workforce to their primary locations on a phased in approach, and we will continue to rely on our team and the evolution of the COVID-19 pandemic as we evaluate the appropriate time and way in which we will phase in the return of the rest of our workforce.

Many uncertainties remain with respect to the COVID-19 pandemic, including the extent to which the COVID-19 pandemic will continue to impact our business and operations, the effectiveness of the actions undertaken by national, regional, state and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. We are unable to predict the ultimate economic impacts from the COVID-19 pandemic, however, we have been and will likely continue to be adversely impacted. There can be no guarantee that measures taken to date to mitigate known impacts of the COVID-19 pandemic will be effective.
Refer to “Liquidity” and “Part II - Other Information, Item 1A. Risk Factors” for further information.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
COVID-19
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices, which may continue for the foreseeable future. Our results for the three and six months ended June 30, 2020 were impacted by the decreased demand for refined products and the significant decline in the price of crude oil, both of which negatively impacted our revenues, cost of products sold and operating income and lowered our liquidity. Throughput rates across our refining system also decreased and we are currently operating our refineries at reduced rates. Refer to “Item 1A. Risk Factors” included in “Part II - Other Information” of this Form 10-Q for further information.
Severance Costs
Following the onset of the COVID-19 pandemic, we have implemented a number of cost reduction initiatives to strengthen our financial flexibility and rationalize overhead expenses, including workforce reduction. During the three months ended June 30, 2020, we reduced headcount across our refineries, which resulted in approximately $12.9 million of severance related costs included in General and administrative expenses. We have recorded this severance liability within Accrued salaries and benefits representing the amount expected to be paid for such termination costs.
Sale of Hydrogen Plants
On April 17, 2020, we closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, we entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months) until the parties agree on a long-term supply agreement for the Products. The transition services agreement also requires certain maintenance and operating activities to be provided by us, for which we will be reimbursed, during the term of the agreement.
Debt and Credit Facilities
Senior Notes
On May 13, 2020, we issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. The net proceeds from this offering were approximately $984.8 million after deducting the initial purchasers’ discount and estimated offering expenses.
On January 24, 2020, we issued $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028 (the "2028 Senior Notes"). The net proceeds from this offering were approximately $987.0 million after deducting the initial purchasers’ discount and offering expenses. We used the proceeds primarily to fully redeem our 7.00% senior notes due 2023 (the “2023 Senior Notes”) and to fund a portion of the cash consideration for the Martinez Acquisition (as defined below).
On February 14, 2020, we exercised our rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and has been classified as Debt extinguishment costs in the Condensed Consolidated Statement of Operations as of June 30, 2020.
Refer to “Note 6 - Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.

Revolving Credit Facility
During the six months ended June 30, 2020, we used advances under our Revolving Credit Facility to fund a portion of the Martinez Acquisition (as defined below) and for other general corporate purposes. We also made repayments of $300.0 million in the second quarter, resulting in outstanding borrowings under the Revolving Credit Facility as of June 30, 2020 of $600.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019.
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
The aggregate purchase price for the Martinez Acquisition was $1,253.4 million, including final working capital of $216.1 million and the obligation to make post-closing earn-out payments to the Seller based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the closing date (the “Martinez Contingent Consideration”). The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes, and borrowings under the Revolving Credit Facility.
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
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$2.2	$4.3	$4.3
Omnibus Agreement	1.9	1.7	3.9	3.5
Total expenses under affiliate agreements	72.4	74.7	147.9	146.0

Results of Operations
The following tables reflect our financial and operating highlights for the three and six months ended June 30, 2020 and 2019 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$2,499.1	$6,551.9	$7,759.1	$11,760.6
Cost and expenses:
Cost of products and other	1,820.8	6,025.4	7,854.2	10,301.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	423.7	409.7	931.2	863.1
Depreciation and amortization expense	111.1	95.3	216.5	189.6
Cost of sales	2,355.6	6,530.4	9,001.9	11,354.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	53.3	46.6	131.5	97.8
Depreciation and amortization expense	2.8	2.9	5.7	5.7
Change in fair value of contingent consideration	(12.4)	—	(65.4)	—
Equity income in investee	—	(3.2)	—	(7.9)
(Gain) loss on sale of assets	(471.1)	0.8	(471.1)	0.8
Total cost and expenses	1,928.2	6,577.5	8,602.6	11,450.7

Income (loss) from operations	570.9	(25.6)	(843.5)	309.9

Other income (expense):
Interest expense, net	(52.8)	(29.6)	(89.3)	(57.0)
Change in fair value of catalyst obligations	(5.1)	0.5	6.6	(2.6)
Debt extinguishment costs	—	—	(22.2)	—
Other non-service components of net periodic benefit cost	1.1	—	2.1	(0.1)
Income (loss) before income taxes	514.1	(54.7)	(946.3)	250.2
Income tax (benefit) expense	(4.4)	1.8	9.8	(5.4)
Net income (loss)	518.5	(56.5)	(956.1)	255.6
Less: net income attributable to noncontrolling interests	—	0.1	—	0.1
Net income (loss) attributable to PBF Holding Company LLC	$518.5	$(56.6)	$(956.1)	$255.5

Consolidated gross margin	$143.5	$21.5	$(1,242.8)	$406.3
Gross refining margin (1)	$678.3	$526.5	$(95.1)	$1,459.0
_____________________

(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Key Operating Information
Production (bpd in thousands)	676.0	854.2	770.1	796.7
Crude oil and feedstocks throughput (bpd in thousands)	675.1	854.1	764.0	798.9
Total crude oil and feedstocks throughput (millions of barrels)	61.4	77.7	139.0	144.6
Consolidated gross margin per barrel of throughput	$2.34	$0.26	$(8.94)	$2.80
Gross refining margin, excluding special items, per barrel of throughput (1)	$1.54	$9.10	$4.36	$7.85
Refinery operating expense, per barrel of throughput	$6.90	$5.27	$6.70	$5.97

Crude and feedstocks (% of total throughput) (2)
Heavy	44%	30%	44%	31%
Medium	31%	28%	26%	30%
Light	13%	26%	17%	25%
Other feedstocks and blends	12%	16%	13%	14%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	46%	49%	48%	48%
Distillates and distillate blendstocks	32%	31%	32%	32%
Lubes	1%	1%	1%	1%
Chemicals	1%	2%	1%	2%
Other	20%	17%	19%	17%
Total yield	100%	100%	101%	100%
_____________________
(1) See Non-GAAP Financial Measures.
(2) We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars per barrel, except as noted)
Dated Brent crude oil	$29.57	$68.96	$39.55	$66.16
West Texas Intermediate (WTI) crude oil	$27.96	$59.90	$36.69	$57.42
Light Louisiana Sweet (LLS) crude oil	$30.19	$67.04	$38.93	$64.75
Alaska North Slope (ANS) crude oil	$30.28	$68.29	$40.59	$66.37
Crack Spreads
Dated Brent (NYH) 2-1-1	$9.66	$13.54	$9.81	$11.72
WTI (Chicago) 4-3-1	$5.25	$21.10	$6.30	$16.79
LLS (Gulf Coast) 2-1-1	$6.49	$12.65	$8.44	$11.29
ANS (West Coast-LA) 4-3-1	$9.18	$22.96	$11.26	$18.33
ANS (West Coast-SF) 3-2-1	$8.76	$21.72	$9.20	$16.61
Crude Oil Differentials
Dated Brent (foreign) less WTI	$1.61	$9.06	$2.86	$8.74
Dated Brent less Maya (heavy, sour)	$5.34	$7.27	$7.01	$5.69
Dated Brent less WTS (sour)	$1.42	$10.73	$3.04	$10.15
Dated Brent less ASCI (sour)	$0.35	$3.96	$2.30	$3.17
WTI less WCS (heavy, sour)	$5.77	$12.53	$11.21	$11.28
WTI less Bakken (light, sweet)	$3.03	$1.06	$3.25	$0.41
WTI less Syncrude (light, sweet)	$1.22	$(0.05)	$1.37	$(0.01)
WTI less LLS (light, sweet)	$(2.23)	$(7.14)	$(2.24)	$(7.33)
WTI less ANS (light, sweet)	$(2.32)	$(8.39)	$(3.90)	$(8.95)
Natural gas (dollars per MMBTU)	$1.75	$2.51	$1.81	$2.69

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Overview— Net income was $518.5 million for the three months ended June 30, 2020 compared to net loss of $56.5 million for the three months ended June 30, 2019.
Our results for the three months ended June 30, 2020 were positively impacted by special items consisting of a non-cash lower of cost or market (“LCM”) inventory adjustment of approximately $584.2 million, the change in the fair value of the contingent consideration related to the Martinez Acquisition of $12.4 million and the gain on the sale of hydrogen plants of $471.1 million. These favorable impacts were offset by severance costs related to a reduction in our workforce of $12.9 million. Our results for the three months ended June 30, 2019 were negatively impacted by a non-cash LCM inventory adjustment special item of approximately $182.0 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.

Excluding the impact of these special items, our results were negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. In addition, during the current quarter we experienced unfavorable movements in certain crude differentials, and overall lower throughput volumes and barrels sold across our refineries. All our operating regions experienced lower refining margins for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Additionally, our results for the three months ended June 30, 2020 were negatively impacted by higher general and administrative expenses associated with severance charges and increased depreciation and amortization expense associated with the Martinez Acquisition and our continued investment in our refining assets.
Revenues— Revenues totaled $2.5 billion for the three months ended June 30, 2020 compared to $6.6 billion for the three months ended June 30, 2019, a decrease of approximately $4.1 billion, or 62.1%. Revenues per barrel were $35.53 and $74.14 for the three months ended June 30, 2020 and 2019, respectively, a decrease of 52.1% directly related to lower hydrocarbon commodity prices. For the three months ended June 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 242,300 bpd, 76,900 bpd, 132,300 bpd and 223,600 bpd, respectively. For the three months ended June 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 325,800 bpd, 163,200 bpd, 201,400 bpd and 163,700 bpd, respectively. For the three months ended June 30, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 277,900 bpd, 91,900 bpd, 156,200 bpd and 246,900 bpd, respectively. For the three months ended June 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 358,700 bpd, 171,800 bpd, 243,800 bpd and 196,800 bpd, respectively.
The throughput rates at the majority of our refineries were lower in the three months ended June 30, 2020 compared to the same period in 2019. We operated our refineries at reduced rates during the second quarter and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. Our Martinez refinery was not acquired until the first quarter of 2020. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory, as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $143.5 million for the three months ended June 30, 2020 compared to $21.5 million for the three months ended June 30, 2019, an increase of approximately $122.0 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $678.3 million, or $11.05 per barrel of throughput for the three months ended June 30, 2020 compared to $526.5 million, or $6.76 per barrel of throughput for the three months ended June 30, 2019, an increase of approximately $151.8 million. Gross refining margin excluding special items totaled $94.1 million or $1.54 per barrel of throughput for the three months ended June 30, 2020 compared to $708.5 million or $9.10 per barrel of throughput for the three months ended June 30, 2019, a decrease of $614.4 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $584.2 million on a net basis, resulting from the increase in crude oil and refined product prices from the first quarter in 2020 to the end of the second quarter of 2020. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in crude differentials and refining margins and decreased throughput rates in the majority of our refineries. For the three months ended June 30, 2019, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $182.0 million on a net basis, resulting from a decrease in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”). Total RFS costs were $60.0 million for the three months ended June 30, 2020 in comparison to $30.9 million for the three months ended June 30, 2019.

Average industry margins and crude oil differentials were generally lower during the three months ended June 30, 2020 in comparison to the same period in 2019, primarily due to the extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $9.66 per barrel, or 28.7% lower, in the three months ended June 30, 2020, as compared to $13.54 per barrel in the same period in 2019. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya differentials, which decreased by $1.93 per barrel, offset by an increase in the WTI/Bakken differentials of $1.97 per barrel, in comparison to the same period in 2019. In addition, the WTI/WCS differential decreased significantly to $5.77 per barrel in the three months ended June 30, 2020 compared to $12.53 in the same period in 2019, which unfavorably impacted the cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $5.25 per barrel, or 75.1% lower, in the three months ended June 30, 2020 as compared to $21.10 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged $3.03 per barrel in the three months ended June 30, 2020, as compared to $1.06 per barrel in the same period in 2019. Additionally, the WTI/Syncrude differential averaged a discount of $1.22 per barrel during the three months ended June 30, 2020 as compared to a premium of $0.05 per barrel in the same period of 2019.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $6.49 per barrel, or 48.7% lower, in the three months ended June 30, 2020 as compared to $12.65 per barrel in the same period in 2019. Margins on the Gulf Coast were positively impacted from our refinery specific slate by an increasing WTI/LLS differential, which averaged a premium of $2.23 per barrel during the three months ended June 30, 2020 as compared to a premium of $7.14 per barrel in the same period of 2019.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $9.18 per barrel, or 60.0% lower, in the three months ended June 30, 2020 as compared to $22.96 per barrel in the same period in 2019. Margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.32 per barrel during the three months ended June 30, 2020 as compared to a premium of $8.39 per barrel in the same period of 2019.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $423.7 million, or $6.90 per barrel of throughput, for the three months ended June 30, 2020 compared to $409.7 million, or $5.27 per barrel of throughput, for the three months ended June 30, 2019, an increase of $14.0 million, or 3.4%. Increases in operating expenses were mainly attributed to costs associated with the Martinez refinery and related logistic assets which totaled approximately $98.7 million for the three months ended June 30, 2020. Total operating expenses for the three months ended June 30, 2020, excluding our Martinez refinery, decreased due to our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19, such as significant reductions in discretionary activities and third party services.
General and Administrative Expenses— General and administrative expenses totaled $53.3 million for the three months ended June 30, 2020 compared to $46.6 million for the three months ended June 30, 2019, an increase of approximately $6.7 million or 14.4%. The increase in general and administrative expenses for the three months ended June 30, 2020 in comparison to the three months ended June 30, 2019 primarily related to headcount reduction severance costs across the refineries and integration costs pertaining to the Martinez Acquisition. These cost increases were offset by a reduction in overhead expenses through salary reductions to a large portion of our workforce. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain/Loss on Sale of Assets— There was a gain of $471.1 million for the three months ended June 30, 2020 related to the sale of five hydrogen plants. There was a loss of $0.8 million on the sale of assets for the three months ended June 30, 2019 related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $113.9 million for the three months ended June 30, 2020 (including $111.1 million recorded within Cost of sales) compared to $98.2 million for the three months ended June 30, 2019 (including $95.3 million recorded within Cost of sales), an increase of $15.7 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Martinez Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2019.
Change in Fair Value of Contingent Consideration— Change in the fair value of contingent consideration was a gain of $12.4 million for the three months ended June 30, 2020. This change represents the decrease in the estimated fair value of the total Martinez Contingent Consideration we expect to pay in connection with our acquisition of the Martinez refinery. There were no such costs in the same period of 2019.
Change in Fair Value of Catalyst Obligations— Change in the fair value of catalyst obligations represented a loss of $5.1 million for the three months ended June 30, 2020 compared to a gain of $0.5 million for the three months ended June 30, 2019. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $52.8 million for the three months ended June 30, 2020 compared to $29.6 million for the three months ended June 30, 2019, an increase of approximately $23.2 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2028 Senior Notes in February 2020, the 2025 Senior Secured Notes in May 2020 and higher outstanding borrowings on our Revolving Credit Facility. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended June 30, 2020 and June 30, 2019, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $4.4 million was recorded for the three months ended June 30, 2020 in comparison to an income tax expense of $1.8 million recorded for the three months ended June 30, 2019, primarily attributable to the results of PBF Ltd.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Overview— Net loss was $956.1 million for the six months ended June 30, 2020 compared to net income of $255.6 million for the six months ended June 30, 2019.
Our results for the six months ended June 30, 2020 were negatively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $701.4 million, debt extinguishment costs of $22.2 million associated with the early redemption of our 2023 Senior Notes and severance costs related to reductions in workforce of $12.9 million. These unfavorable impacts were partially offset by the gain on the sale of hydrogen plants of $471.1 million and the change in the fair value of the Martinez Contingent Consideration of $65.4 million. Our results for the six months ended June 30, 2019 were positively impacted by a non-cash LCM inventory adjustment of approximately $324.0 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.

Excluding the impact of these special items, our results were negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. In addition, during the six months ended June 30, 2020 we experienced unfavorable movements in certain crude differentials and overall lower throughput volumes and barrels sold across our refineries, as well as lower refining margins. Refining margins for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 were mixed with stronger refining margins on the East Coast and Gulf Coast offset by weaker refining margins in the Mid-Continent and West Coast. Our results for the six months ended June 30, 2020 were negatively impacted by higher general and administrative expenses associated with severance charges and integration costs associated with the Martinez Acquisition and increased depreciation and amortization expense associated with the Martinez Acquisition and our continued investment in our refining assets.
Revenues— Revenues totaled $7.8 billion for the six months ended June 30, 2020 compared to $11.8 billion for the six months ended June 30, 2019, a decrease of approximately $4.0 billion, or 33.9%. Revenues per barrel were $48.04 and $70.35 for the six months ended June 30, 2020 and 2019, respectively, a decrease of 31.7% directly related to lower hydrocarbon commodity prices. For the six months ended June 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 285,800 bpd, 83,500 bpd, 153,400 bpd and 241,300 bpd, respectively. For the six months ended June 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 315,500 bpd, 155,600 bpd, 183,100 bpd and 144,700 bpd, respectively. For six months ended June 30, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 321,600 bpd, 111,600 bpd, 185,000 bpd and 269,200 bpd, respectively. For the six months ended June 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 353,900 bpd, 164,900 bpd, 229,800 bpd and 174,900 bpd, respectively.
The throughput rates at the majority of our refineries were lower in the six months ended June 30, 2020 compared to the same period in 2019. We operated our refineries at reduced rates beginning in March of 2020 and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. Our Martinez refinery was not acquired until the first quarter of 2020. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $(1,242.8) million for the six months ended June 30, 2020, compared to $406.3 million for the six months ended June 30, 2019, a decrease of approximately $1,649.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $(95.1) million, or $(0.68) per barrel of throughput for the six months ended June 30, 2020 compared to $1,459.0 million, or $10.08 per barrel of throughput for the six months ended June 30, 2019, a decrease of approximately $1,554.1 million. Gross refining margin excluding special items totaled $606.3 million or $4.36 per barrel of throughput for the six months ended June 30, 2020 compared to $1,135.0 million or $7.85 per barrel of throughput for the six months ended June 30, 2019, a decrease of $528.7 million.
Consolidated gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $701.4 million on a net basis resulting from the decrease in crude oil and refined product prices from the year ended 2019 to the end of the second quarter of 2020. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in certain crude differentials, an overall decrease in throughput rates and lower refining margins in our Mid-Continent and West Coast refineries. The decrease was partially offset by stronger margins in the East Coast and Gulf Coast refineries due to improved crude differentials and 2019 planned and unplanned downtime at our Delaware City refinery. For the six months ended June 30, 2019, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $324.0 million on a net basis, resulting from an increase in crude oil and refined product prices.

Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS costs were $96.8 million for the six months ended June 30, 2020 in comparison to $60.4 million for the six months ended June 30, 2019.
Average industry margins were mixed during the six months ended June 30, 2020 in comparison to the same period in 2019, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices in the first half of 2020 and 2019 planned turnarounds, all of which were completed in the first half of the prior year.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $9.81 per barrel, or 16.3% lower, in the six months ended June 30, 2020, as compared to $11.72 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate on the East Coast by stronger Dated Brent/Maya and WTI/Bakken differentials, which increased by $1.32 per barrel and $2.84 per barrel, respectively, in comparison to the same period in 2019. The WTI/WCS differential slightly decreased to $11.21 per barrel in 2020 compared to $11.28 in 2019, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $6.30 per barrel, or 62.5% lower, in the six months ended June 30, 2020 as compared to $16.79 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged a discount of $3.25 per barrel in the six months ended June 30, 2020, as compared to a discount of $0.41 per barrel in the same period in 2019. Additionally, the WTI/Syncrude differential averaged a discount of $1.37 per barrel during the six months ended June 30, 2020 as compared to a premium of $0.01 per barrel in the same period of 2019.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $8.44 per barrel, or 25.2% lower, in the six months ended June 30, 2020 as compared to $11.29 per barrel in the same period in 2019. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $2.24 per barrel during the six months ended June 30, 2020 as compared to a premium of $7.33 per barrel in the same period of 2019.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $11.26 per barrel, or 38.6% lower, in the six months ended June 30, 2020 as compared to $18.33 per barrel in the same period in 2019. Additionally, margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $3.90 per barrel during the six months ended June 30, 2020 as compared to a premium of $8.95 per barrel in the same period of 2019.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $931.2 million, or $6.70 per barrel of throughput, for the six months ended June 30, 2020 compared to $863.1 million, or $5.97 per barrel of throughput, for the six months ended June 30, 2019, an increase of approximately $68.1 million, or 7.9%. Increases in operating expenses were mainly attributed to costs associated with the Martinez refinery and related logistic assets which totaled approximately $168.2 million for the six months ended June 30, 2020. Total operating expenses for the six months ended June 30, 2020, excluding our Martinez refinery, decreased due to our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19, such as significant reductions in discretionary activities and third party services.

General and Administrative Expenses— General and administrative expenses totaled $131.5 million for the six months ended June 30, 2020 compared to $97.8 million for the six months ended June 30, 2019, an increase of approximately $33.7 million or 34.5%. The increase in general and administrative expenses for the six months ended June 30, 2020 in comparison to the six months ended June 30, 2019 primarily related to headcount reduction severance costs across the refineries as well as integration costs pertaining to the Martinez Acquisition. These costs increases were offset by a reduction in overhead expenses through salary reductions to a large portion of our workforce. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain/Loss on Sale of Assets— There was a gain of $471.1 million for the six months ended June 30, 2020 related to the sale of five hydrogen plants. There was a loss of $0.8 million on the sale of assets for the six months ended June 30, 2019 related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $222.2 million for the six months ended June 30, 2020 (including $216.5 million recorded within Cost of sales) compared to $195.3 million for the six months ended June 30, 2019 (including $189.6 million recorded within Cost of sales), an increase of approximately $26.9 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Martinez Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2019.
Change in Fair Value of Contingent Consideration— Change in the fair value of contingent consideration was a gain of $65.4 million for the six months ended June 30, 2020. This change represents the decrease in the estimated fair value of the total Martinez Contingent Consideration we expect to pay in connection with our acquisition of the Martinez refinery. There were no such costs in the same period of 2019.
Change in Fair Value of Catalyst Obligations— Change in the fair value of catalyst obligations represented a gain of $6.6 million for the six months ended June 30, 2020 compared to a loss of $2.6 million for the six months ended June 30, 2019. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value on the lease termination dates.
Debt Extinguishment Costs— Debt extinguishment costs of $22.2 million incurred in the six months ended June 30, 2020 relate to the early redemption of our 2023 Senior Notes. There were no such costs in the same period of 2019.
Interest Expense, net— Interest expense totaled $89.3 million for the six months ended June 30, 2020 compared to $57.0 million for the six months ended June 30, 2019, an increase of approximately $32.3 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2028 Senior Notes in February 2020, the issuance of the 2025 Senior Secured Notes in May 2020 and higher outstanding borrowings on our Revolving Credit Facility. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the six months ended June 30, 2020 and June 30, 2019, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of the Chalmette refinery in the fourth quarter of 2015 and PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax expense of $9.8 million was recorded for the six months ended June 30, 2020 in comparison to an income tax benefit of $5.4 million recorded for the six months ended June 30, 2019, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, debt extinguishment costs, changes in the fair value of contingent consideration, gain on sale of hydrogen plants and severance costs related to a reduction in workforce. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended June 30,
	2020		2019
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$2,499.1	$40.68	$6,551.9	$84.29
Less: Cost of sales	2,355.6	38.34	6,530.4	84.03
Consolidated gross margin	$143.5	$2.34	$21.5	$0.26
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$143.5	$2.34	$21.5	$0.26
Add: Refinery operating expense	423.7	6.90	409.7	5.27
Add: Refinery depreciation expense	111.1	1.81	95.3	1.23
Gross refining margin	$678.3	$11.05	$526.5	$6.76
Special items:(1)
Add: Non-cash LCM inventory adjustment	(584.2)	(9.51)	182.0	2.34
Gross refining margin excluding special items	$94.1	$1.54	$708.5	$9.10

	Six Months Ended June 30,
	2020		2019
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$7,759.1	$55.80	$11,760.6	$81.33
Less: Cost of sales	9,001.9	64.74	11,354.3	78.53
Consolidated gross margin	$(1,242.8)	$(8.94)	$406.3	$2.80
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$(1,242.8)	$(8.94)	$406.3	$2.80
Add: Refinery operating expense	931.2	6.70	863.1	5.97
Add: Refinery depreciation expense	216.5	1.56	189.6	1.31
Gross refining margin	$(95.1)	$(0.68)	$1,459.0	$10.08
Special items:(1)
Add: Non-cash LCM inventory adjustment	701.4	5.04	(324.0)	(2.23)
Gross refining margin excluding special items	$606.3	$4.36	$1,135.0	$7.85

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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst obligations, gain on sale of hydrogen plants, the write down of inventory to the LCM, debt extinguishment costs related to refinancing activities, change in the fair value of contingent consideration and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$518.5	$(56.5)	$(956.1)	$255.6
Add: Depreciation and amortization expense	113.9	98.2	222.2	195.3
Add: Interest expense, net	52.8	29.6	89.3	57.0
Add: Income tax (benefit) expense	(4.4)	1.8	9.8	(5.4)
EBITDA	$680.8	$73.1	$(634.8)	$502.5
Special Items:(1)
Add: Non-cash LCM inventory adjustment	(584.2)	182.0	701.4	(324.0)
Add: Debt extinguishment costs	—	—	22.2	—
Add: Change in fair value of contingent consideration	(12.4)	—	(65.4)	—
Add: Gain on sale of hydrogen plants	(471.1)	—	(471.1)	—
Add: Severance costs	12.9	—	12.9	—
EBITDA excluding special items	$(374.0)	$255.1	$(434.8)	$178.5

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$680.8	$73.1	$(634.8)	$502.5
Add: Stock-based compensation	8.1	8.6	16.4	15.7
Add: Change in fair value of catalyst obligations	5.1	(0.5)	(6.6)	2.6
Add: Change in fair value of contingent consideration (1)	(12.4)	—	(65.4)	—
Add: Non-cash LCM inventory adjustment (1)	(584.2)	182.0	701.4	(324.0)
Add: Gain on sale of hydrogen plants (1)	(471.1)	—	(471.1)	—
Add: Debt extinguishment costs (1)	—	—	22.2	—
Add: Severance costs (1)	12.9	—	12.9	—
Adjusted EBITDA	$(360.8)	$263.2	$(425.0)	$196.8
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
        The following table includes the LCM inventory reserve as of each date presented (in millions):

	2020	2019
January 1,	$401.6	$651.8
March 31,	1,687.2	145.8
June 30,	1,103.0	327.8

        The following table includes the corresponding impact of changes in the LCM inventory reserve on both income (loss) from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Net LCM inventory adjustment benefit (charge) in both income (loss) from operations and net income (loss)	$584.2	$(182.0)	$(701.4)	$324.0

Debt Extinguishment Costs - During the six months ended June 30, 2020, we recorded debt extinguishment costs of $22.2 million related to the redemption of the 2023 Senior Notes. There were no such costs in any of the other periods presented.
Change in Fair Value of Contingent Consideration - During the three months ended June 30, 2020 we recorded a change in the fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $12.4 million, respectively. During the six months ended June 30, 2020, we recorded a change in the fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $65.4 million, respectively. There were no such changes during the three and six months ended June 30, 2019.

Gain on sale of Hydrogen Plants - During the three and six months ended June 30, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million. There was no such gain during the three and six months ended June 30, 2019.
Severance Costs - During the three and six months ended June 30, 2020, we recorded a severance charge related to a reduction in our workforce that decreased income (loss) from operations and net income (loss) by $12.9 million. There were no such costs during the three and six months ended June 30, 2019.

Liquidity and Capital Resources
Overview
Typically our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our Revolving Credit Facility, however, due to the COVID-19 pandemic and the current extraordinary and volatile market conditions, our business and results of operations are being negatively impacted. The demand destruction as a result of the worldwide economic slowdown and governmental responses, including travel restrictions and stay-at-home orders, has resulted in a significant decrease in the demand for and market prices for our products. In addition, recent global geopolitical and macroeconomic events have further contributed to the overall volatility in crude oil and refined product prices, contributing to an adverse impact on our liquidity. We are focused on assessing and adapting to the challenging operating environment and continually evaluating our strategic measures to preserve liquidity and strengthen our balance sheet. Our response to the current economic environment and its impact on our liquidity is more fully described in the “Liquidity” section below.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $707.9 million for the six months ended June 30, 2020 compared to net cash used in operating activities of $76.0 million for the six months ended June 30, 2019. Our operating cash flows for the six months ended June 30, 2020 included our net loss of $956.1 million, gain on sale of assets mainly related to the sale of the hydrogen plants of $471.1 million, net non-cash impact relating to the change in the fair value of our inventory repurchase obligations of $25.7 million, change in the fair value of the contingent consideration associated with the Martinez Acquisition of $65.4 million, and a change in the fair value of our catalyst obligations of $6.6 million, partially offset by depreciation and amortization of $229.4 million, a non-cash charge of $701.4 million relating to an LCM inventory adjustment, pension and other post-retirement benefits costs of $27.3 million, stock-based compensation of $16.4 million, deferred income taxes of $9.8 million and debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million. In addition, net changes in operating assets and liabilities reflects cash uses of $189.5 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the six months ended June 30, 2019 included our net income of $255.6 million, depreciation and amortization of $198.4 million, net non-cash change in the fair value of our inventory repurchase obligations of $35.0 million, pension and other post-retirement benefits costs of $22.4 million, stock-based compensation of $15.7 million, a change in the fair value of our catalyst obligations of $2.6 million, distributions from our former equity method investment in TVPC of $7.9 million, and loss on sale of assets of $0.8 million, offset by a non-cash benefit of $324.0 million relating to an LCM inventory adjustment, income from our former equity method investment in TVPC of $7.9 million and deferred income taxes of $5.3 million. In addition, net changes in operating assets and liabilities reflects cash uses of $277.2 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.
Cash Flows from Investing Activities
Net cash used in investing activities was $925.8 million for the six months ended June 30, 2020 compared to net cash used in investing activities of $486.1 million for the six months ended June 30, 2019. The net cash flows used in investing activities for the six months ended June 30, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $112.6 million, expenditures for refinery turnarounds of $159.2 million, and expenditures for other assets of $7.2 million, partially offset by proceeds from sale of assets of $529.4 million. Net cash used in investing activities for the six months ended June 30, 2019 was comprised of capital expenditures totaling $190.9 million, expenditures for refinery turnarounds of $261.9 million and expenditures for other assets of $33.9 million, partially offset by return of capital related to our equity method investment in TVPC of $0.6 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $2,073.7 million for the six months ended June 30, 2020 compared to net cash provided by financing activities of $157.2 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, net cash provided by financing activities consisted primarily of cash proceeds of $984.8 million from the issuance of the 2025 Senior Secured Notes net of related issuance costs, cash proceeds of $469.9 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, proceeds from contributions from PBF LLC of $24.4 million, net borrowings under our Revolving Credit Facility of $600.0 million and proceeds from insurance premium financing of $33.8 million, partially offset by distributions to members of $21.1 million, net settlements of precious metal catalyst obligations of $8.8 million, principal amortization payments of the PBF Rail Term Loan of $3.6 million, and payments on finance leases of $5.7 million. For the six months ended June 30, 2019, net cash provided by financing activities consisted primarily of proceeds from contributions from PBF LLC of $202.5 million and insurance premium financing of $18.9 million, partially offset by distributions to members of $59.4 million, principal amortization payments of the PBF Rail Term Loan of $3.5 million, net settlements of precious metal catalyst obligations of $1.2 million and deferred financing costs and other of $0.1 million. Additionally, during the six months ended June 30, 2019, we borrowed and repaid $1,250.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the six months ended June 30, 2019.
Debt and Credit Facility
Revolving Credit Facility
The Revolving Credit Facility has a maximum commitment available to us of $3.4 billion and matures in May 2023. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted London Inter-Bank Offered Rate (“LIBOR”) plus the Applicable Margin, all as defined in the Revolving Credit Agreement. In addition, an accordion feature allows for commitments of up to $3.5 billion.
On February 18, 2020, in connection with the entry into a $300.0 million uncommitted receivables purchase facility (the “Receivables Facility”), we amended the Revolving Credit Facility and entered into a related intercreditor agreement to allow us to sell certain Eligible Receivables (as defined in the Revolving Credit Agreement) derived from the sale of refined products over truck racks. Under the Receivables Facility, we sell such receivables to a bank subject to bank approval and certain conditions. The sales of receivables under the Receivables Facility are absolute and irrevocable but subject to certain repurchase obligations under certain circumstances.
On May 7, 2020, we further amended the Revolving Credit Facility, to increase our ability to incur certain secured debt from an amount equal to 10% of our total assets to 20% of our total assets.
Senior Notes
On January 24, 2020, we entered into an indenture among our wholly-owned subsidiary, PBF Finance (together with us, the “Issuers”), the guarantors named therein (collectively the “Guarantors”), Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, under which the Issuers issued $1.0 billion in aggregate principal amount of the 2028 Senior Notes. The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds primarily to fully redeem the 2023 Senior Notes, including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the Martinez Acquisition.

On May 13, 2020, we entered into an indenture among the Issuers, the Guarantors, and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. The Issuers received net proceeds of approximately $984.8 million from the offering after deducting the initial purchasers’ discount and estimated offering expenses. We expect to use the net proceeds for general corporate purposes.
Refer to “Note 6 - Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
We are in compliance as of June 30, 2020 with all covenants, including financial covenants, in all of our debt agreements.
Liquidity
The recent outbreak of the COVID-19 pandemic and certain developments in the global oil markets began negatively impacting our liquidity beginning towards the end of the first quarter of 2020.
As of July 2020, our liquidity was approximately $1.9 billion based on our estimated $1.2 billion of cash, and more than $700.0 million of availability under our asset-backed revolving credit facility. Our total liquidity includes the amount of excess availability under our Revolving Credit Facility, which includes our cash on hand.
Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact it has caused to our liquidity, we have taken the following measures to strengthen our balance sheet and increase our flexibility and responsiveness:
•Implemented cost reduction and cash preservation initiatives, including a significant decrease in 2020 planned capital expenditures, lowering 2020 operating expenses driven by minimizing discretionary activities and third party services, headcount reductions, and cutting corporate overhead expenses through salary reductions to a significant portion of our workforce;
•Suspended PBF Energy’s quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter to support the balance sheet;
•Closed on the sale of five hydrogen facilities for gross cash proceeds of $530.0 million on April 17, 2020; and
•Issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes for net proceeds of approximately $984.8 million. See “Note 6 - Debt” of our Notes to Condensed Consolidated Financial Statements for additional details related to the notes offering.
We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. In late March and through the second quarter of 2020, we reduced the amount of crude oil processed at our refineries in response to the decreased demand for our products and temporarily idled units at certain of our refineries to optimize our production in light of prevailing market conditions. We are progressing towards our goal of reducing operating expense by approximately $140.0 million in 2020. A certain portion of the reductions are related to running at lower rates but the majority are purposeful operating expense reductions that we expect to translate into durable, long-term savings.
Our refining capital spending program is on track to meet our revised guidance of approximately $360.0 million for 2020, with the bulk of the spending having occurred in the first and second quarters. For the remainder of 2020, we expect to incur approximately $90.0 million to $100.0 million in refining capital expenditures.
We have no expected debt maturities due in 2020.

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
We intend to explore any available potential benefits under the CARES Act, including loans, investments or guarantees, and any other such current or future government programs for which we qualify, including those described above. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all.
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
Refer to “Business Developments” and “Part II - Other Information, Item 1A. Risk Factors” for further information.
Working Capital
Our working capital at June 30, 2020 was $1,211.8 million, consisting of $3,361.5 million in total current assets and $2,149.7 million in total current liabilities. Our working capital at December 31, 2019 was $1,167.5 million, consisting of $3,766.4 million in total current assets and $2,598.9 million in total current liabilities.
Working capital has increased during the six months ended June 30, 2020 primarily as a result of proceeds from financing activities partially offset by operating losses.

Capital Spending
Capital spending, excluding $1,176.2 million attributed to the Martinez Acquisition, was $279.0 million for the six months ended June 30, 2020, which primarily included costs for the construction of the Delaware City refinery hydrogen plant, turnaround costs at our Toledo refinery, safety related enhancements and facility improvements at our refineries. Due to current challenging market conditions, we have taken strategic steps to increase our flexibility and responsiveness, one of which is the reduction of over $350.0 million in 2020 planned capital expenses. We currently expect to spend an aggregate of approximately $360.0 million in net refining capital expenditures during 2020, for facility improvements, maintenance and turnarounds with the intention of satisfying all required safety, environmental and regulatory capital commitments.
On February 1, 2020 we acquired the Martinez refinery and related logistic assets. The purchase price for the Martinez Acquisition was $960.0 million in cash, plus final working capital of $216.1 million and $77.3 million in the Martinez Contingent Consideration. The transaction was financed through a combination of cash on hand, including proceeds from our 2028 Senior Notes, and borrowings under our Revolving Credit Facility.
Contractual Obligations and Commitments
In connection with the Martinez Acquisition and additional financing transactions, including the 2028 Senior Notes and the 2025 Senior Secured Notes offerings, and the redemption of the 2023 Senior Notes, we entered into or assumed certain contractual obligations and commitments, as described below, not previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
In connection with the issuance of the 2028 Senior Notes and 2025 Senior Secured Notes, and the redemption of the 2023 Senior Notes during the six months ended June 30, 2020, our long-term debt obligations were reduced in 2023 for the $500.0 million redemption of the 2023 Senior Notes and increased in 2025 and 2028 by $1.0 billion for the issuance of the 2028 Senior Notes and 2025 Senior Secured Notes. The 2028 Senior Notes pay interest semi-annually in cash in arrears on February 15 and August 15 each year, beginning on August 15, 2020 and will mature on February 15, 2028. The 2025 Senior Secured Notes pay interest semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2020 and will mature on May 15, 2025. During the six months ended June 30, 2020, we also incurred borrowings under the Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes. At June 30, 2020, we had outstanding borrowings under the Revolving Credit Facility of $600.0 million that are currently due in May 2023. As a result of this debt activity, our obligation to make interest payments on outstanding debt are expected to increase as follows: $64.8 million in the remainder of 2020, $129.5 million in 2021 and 2022, $122.5 million in 2023, $152.5 million in 2024, and a $256.3 million thereafter.
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
In connection with our sale of five hydrogen facilities to Air Products, we have entered into off-take arrangements covering hydrogen produced at each of the five plants on terms in line with similar arrangements in place elsewhere in our refining system that resulted in additional contractual obligations as follows: $76.9 million in 2020 and $87.3 million in 2021.

We have also entered into a 15-year lease for hydrogen supply in connection with the completion of a new hydrogen generation facility constructed on site at our Delaware City refinery that commenced in the third quarter of 2020, which will result in additional contractual obligations of $7.1 million in 2020 and $14.2 million annually thereafter until the maturity of the lease.
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
At June 30, 2020, the LIFO value of crude oil, intermediates and finished products owned by J. Aron included within Inventory in our Condensed Consolidated Balance Sheets was $277.2 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2020, other than outstanding letters of credit of approximately $143.7 million.

Distribution Policy
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.
We make, from time to time, distributions to PBF LLC, if necessary, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. In response to the adverse impact caused by the COVID-19 pandemic, PBF Energy, among other things, suspended its quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter to support its balance sheet. While it is impossible to estimate the duration or ultimate financial impact of the COVID-19 pandemic on our business, we will continue to monitor and evaluate our distribution policy as market conditions develop and our business outlook becomes clearer.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting estimates are included in our annual report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, the following accounting policy is included as it involves estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates are not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.

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

The global crisis resulting from the COVID-19 pandemic has had a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of enduring throughput reductions across our refineries and noticeable decrease in demand for our products, we determined that an impairment triggering event had occurred. Therefore, we performed an interim impairment assessment on certain long-lived assets as of June 30, 2020. As a result of the interim impairment test, we determined that our long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life. If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that our assets are impaired requiring evaluation that may result in future impairment charges to earnings. Refer to “Note 1 - Description of the Business and Basis of Presentation” of our Notes to Condensed Consolidated Financial Statements.

Supplemental Guarantor Financial Information
As of June 30, 2020, PBF Services Company, DCR, PBF Power Marketing LLC, PRC, Toledo Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC, Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC (“Martinez Refining”), PBF International Inc. and PBF Investments LLC (“PBF Investments”) are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated May 30, 2017 and January 24, 2020, among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americans, and the indenture date May 13, 2020, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. The 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.
The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheet (in millions)	June 30, 2020	December 31, 2019
ASSETS
Current Assets (1)	$3,078.7	$3,500.0
Non-Current Assets	5,857.1	4,842.5
Due from non-guarantor subsidiaries	12,971.0	12,311.4

LIABILITIES AND EQUITY
Current liabilities (1)	$1,975.0	$2,364.8
Long-term liabilities	4,352.2	2,300.6
Due to non-guarantor subsidiaries	13,045.8	12,295.9

(1) Includes $7.3 million and $55.1 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX as of June 30, 2020. Includes $6.5 million and $48.1 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX as of December 31, 2019. Refer to the Company’s 2019 Annual Report on Form 10-K (“Note 9 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for further disclosures.

Summarized Statement of Operations (in millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Revenues	$2,427.2	$7,570.5
Cost of sales	2,123.8	8,295.6
Gross margin	303.4	(725.1)
Income (loss) from operations	729.0	(322.6)

Net income (loss)	652.0	(407.4)
Net income (loss) attributable to PBF Holding Company LLC	652.1	(407.4)

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$137.0	$556.5
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	3.3	7.7
Affiliate revenues related to transactions with PBFX (1)	4.0	8.2
Affiliate expenses related to transactions with PBFX (1)	72.4	147.9
(1) Refer to “Note 7 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

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

The negative impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic, combined with uncertainty around future output levels of the world’s largest oil producers has increased unpredictability in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and abnormal volatility in oil commodity prices, which may continue for the foreseeable future.
At June 30, 2020 and December 31, 2019, we had gross open commodity derivative contracts representing 10.6 million barrels and 11.3 million barrels, respectively, with an unrealized net loss of $6.0 million and unrealized net gain of $0.2 million, respectively. The open commodity derivative contracts as of June 30, 2020 expire at various times during 2020.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 34.0 million barrels and 30.2 million barrels at June 30, 2020 and December 31, 2019, respectively. The average cost of our hydrocarbon inventories was approximately $76.11 and $79.63 per barrel on a LIFO basis at June 30, 2020 and December 31, 2019, respectively, excluding the net impact of LCM inventory adjustments of approximately $1,103.0 million and $401.6 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 75 million to 86 million MMBTUs of natural gas in total across our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $86.0 million.
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

Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $24.3 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $11.0 million at June 30, 2020. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.1 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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
We continually monitor our market risk exposure, including the impact and developments related to the COVID-19 pandemic combined with the output policies of the world’s largest oil producers which have introduced significant volatility in the financial markets subsequent to our year ended December 31, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of June 30, 2020. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
On February 1, 2020, we completed the Martinez Acquisition. We are in the process of integrating Martinez Refining’s operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal controls over financial reporting of Martinez Refining. We expect the integration of Martinez Refining's operations, including internal controls over financial reporting to be complete within one year of its acquisition. Martinez Refining accounts for approximately 9% of our total assets and approximately 11% of our total revenues as of and for the six months ended June 30, 2020.
Management has not identified any other changes in our internal controls over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On December 28, 2016, the Delaware Department of Natural Resources and Environmental Control issued the Coastal Zone Act permit for ethanol (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action filed a joint motion with the Coastal Zone Board, requesting that the Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. The Coastal Zone Board notified the parties in January of 2020 that it concurred with the parties proposed course of action. The appellants and DCR subsequently filed a motion with the Superior Court requesting relief consistent with what was described to the Coastal Zone Board. In February of 2020, the Superior Court scheduled a conference with counsel for April 3, 2020 to discuss the issues. In addition, the Superior Court issued to the parties a letter, dated March 4, 2020, reporting that the Court would not retain jurisdiction and that the case could proceed to a merits hearing before the Coastal Zone Board. The parties must, therefore, submit to the Coastal Zone Board a joint proposed schedule to govern future proceedings related to the merits hearing.
In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and logistics assets, including specified incidents and/or Notices of Violation (“NOV”) issued by regulatory agencies in various years before our ownership, including the Southern California Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
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
On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Orleans Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2010. This litigation is proceeding as a mass action with individually named plaintiffs as a result of a 2008 trial court decision, affirmed by the court of appeals that denied class certification. The plaintiffs claim to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. The court had scheduled an October 2019 mini-trial of up to 10 plaintiffs, relating to as many as 5 separate flaring events that occurred between 2002 and 2007. However, on October 9, 2019, the parties reached an agreement in principle to settle this matter. On June 18, 2020, plaintiffs and defendants entered into a settlement agreement and release, the terms and conditions of which are confidential. On that same date, the court entered a final judgement that dismissed with prejudice all claims asserted against defendants in this matter. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles (the “Court”) and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. On March 18, 2019, the class certification hearing was held and the judge took the matter under submission. On April 1, 2019, the judge issued an order denying class certification. On April 15, 2019, Plaintiffs filed a Petition with the Ninth Circuit for Permission to Appeal the Order Denying Motion for Class Certification. The appeal is currently pending with the Ninth Circuit. On May 3, 2019, Plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted Plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The Plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. Trial currently is scheduled to commence on July 27, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties was held on August 23, 2019. From the mediation hearing, the parties have reached a tentative agreement in principle to settle. On March 17, 2019, plaintiffs filed with the court a Notice of Motion and Motion for Preliminary Approval of Settlement Agreement for the Court’s approval of the proposed settlement pursuant to which Torrance Refining would pay $2.9 million to resolve the matter and receive a full release and discharge from any and all claims and make no admission of any wrongdoing or liability. On May 1, 2020 the court entered an order preliminarily approving the proposed settlement. The court has scheduled a hearing on August 17, 2020 to consider whether to grant approval of the settlement. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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
In Varga, Sabrina, et al., v. CRU Railcar Services, LLC, et al., we and other of our entities were named as defendants along with CRU Railcar Services, LLC (“CRU”) in a lawsuit arising from a railcar explosion that occurred while CRU employees were cleaning a railcar owned by us. The initial lawsuit alleged that an employee of CRU was fatally injured as a result of the explosion. On July 5, 2019, a petition for intervention was filed alleging that another CRU employee was fatally injured in the same explosion. On October 7, 2019, a third CRU employee joined the lawsuit alleging severe injuries from the incident. We have issued a tender of defense and indemnity to CRU and its insurer pursuant to indemnity obligations contained in the associated services agreement which have not been accepted at this time. Discovery has been served by the parties. We cannot currently estimate the amount or the timing of the resolution of this matter. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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
We are working with federal, state and local health authorities to respond to COVID-19 cases in the regions we operate and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Many of these measures will have an adverse impact on our business and financial results that we are not currently able to fully quantify. For example, we are limiting onsite staff at all of our facilities to essential operational personnel. As a result, we are carefully evaluating projects at our refineries and limiting or postponing projects and other non-essential work. Based on market conditions, our refineries are currently operating at reduced rates. We plan to significantly reduce capital expenditures in the near term, while intending to satisfy and comply with all required safety, environmental and planned regulatory capital commitments and other regulatory requirements, although there are no assurances that we will be able to do so. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak at one of our refineries, may subject us to fines or penalties assessed by governmental authorities or may result in an environmental or safety incident. We may also be subject to liability as a result of claims by impacted workers.
If we continue to experience low crude oil prices and deteriorating market conditions, our borrowing capacity under our Revolving Credit Facility may be reduced. As a result, we may require additional capital, and such additional financing may not be available on favorable terms or at all.

Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates, substantially reduced travel and reduced business and consumer spending, also affect our business. Business closings and layoffs in the markets we operate may adversely affect demand for our refined products. Sustained deterioration of general economic conditions or weak demand levels persisting longer than currently anticipated could require additional actions on our part to lower our operating costs, including temporarily or permanently ceasing to operate units at our facilities. There may be significant incremental costs associated with such actions. Continued or further deterioration of economic conditions may harm our liquidity and ability to repay our outstanding debt.
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
To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operations and liquidity, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Form 10-Q, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents we file with the SEC after the date of this Form 10-Q.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of June 30, 2020, we have total debt of $3,368.1 million, excluding unamortized deferred debt issuance costs of $43.4 million, and we could incur additional borrowings under our revolving credit facility. As disclosed in this Form 10-Q, on May 13, 2020, we issued $1.0 billion in aggregate principal amount of 2025 Senior Secured Notes and on January 24, 2020, we issued $1.0 billion in aggregate principal amount of 2028 Senior Notes (the proceeds of which were used primarily to fully redeem the 2023 Senior Notes and to fund a portion of the cash consideration for the Martinez Acquisition). Additionally, during the six months ended June 30, 2020, we used advances under our Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes. We may incur additional indebtedness in the future. The amounts set forth above do not include any post-closing payments in connection with the Martinez Acquisition to the seller if certain conditions are met, including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the sale and purchase agreement, for a period of up to four years following the closing date).

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

4.1	Indenture dated as of May 13, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 13, 2020 (File No. 001-35764)).

4.2	Form of 9.25% Senior Secured Note (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 13, 2020 (File No. 001-35764)).

10.1†	Asset Purchase Agreement dated as of April 17, 2020, among PBF Holding Company LLC, Torrance Refining Company LLC, Martinez Refining Company LLC, Delaware City Refining Company LLC and Air Products and Chemicals Inc. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 22, 2020 (File No. 001-35764)).

10.2†	Transition Services Agreement dated as of April 17, 2020, among PBF Holding Company LLC, Torrance Refining Company LLC, Martinez Refining Company LLC, Delaware City Refining Company LLC and Air Products and Chemicals Inc. and Air Products West Coast Hydrogen LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 22, 2020 (File No. 001-35764).

10.3	Guarantee Agreement dated as of April 17, 2020 among PBF Energy Inc. PBF Energy Company LLC and Air Products and Chemicals Inc. (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 22, 2020 (File No. 001-35764).

10.4	Second Amendment dated as of May 7, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018, as amended (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2020 (File No. 001-35764)).

22.1	List of Guarantor Subsidiaries

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
†	Portions of the exhibits have been omitted because such information is both (i) not material and (ii) could be competitively harmful if publicly disclosed.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date:	August 5, 2020	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	August 5, 2020	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)