Form 10-Q
period 2020-09-30
PBF Holding Co LLC; PBF Finance Corp
filed 2020-11-04
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020
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
PBF Holding Company LLC has no common stock outstanding. As of November 2, 2020, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

This combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of September 30, 2020. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as "cautionary statements," are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2019 of PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2019 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•the effect of the novel coronavirus (“COVID-19”) pandemic and related governmental and consumer responses on our business, financial condition and results of operations;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,253.0	$763.1
Accounts receivable	455.2	826.6
Accounts receivable - affiliate	6.6	6.5
Inventories	1,485.6	2,122.2
Prepaid and other current assets	75.5	48.0
Total current assets	3,275.9	3,766.4

Property, plant and equipment, net	4,127.9	3,168.6
Lease right of use assets - third party	941.6	330.3
Lease right of use assets - affiliate	591.6	650.3
Deferred charges and other assets, net	965.1	930.0
Total assets	$9,902.1	$8,845.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$207.7	$591.2
Accounts payable - affiliate	55.9	48.1
Accrued expenses	1,602.6	1,791.4
Current operating lease liabilities - third party	85.4	72.0
Current operating lease liabilities - affiliate	83.9	79.2
Deferred revenue	18.1	17.0
Total current liabilities	2,053.6	2,598.9

Long-term debt	3,677.7	1,262.8
Deferred tax liabilities	40.0	31.4
Long-term operating lease liabilities - third party	770.1	232.9
Long-term operating lease liabilities - affiliate	507.6	571.1
Long-term financing lease liabilities - third party	72.0	18.4
Other long-term liabilities	262.8	232.9
Total liabilities	7,383.8	4,948.4

Commitments and contingencies (Note 8)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,793.9	2,739.1
Retained earnings (accumulated deficit)	(278.1)	1,156.9
Accumulated other comprehensive loss	(8.3)	(9.7)
Total PBF Holding Company LLC equity	2,507.5	3,886.3
Noncontrolling interest	10.8	10.9
Total equity	2,518.3	3,897.2
Total liabilities and equity	$9,902.1	$8,845.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$3,649.2	$6,422.1	$11,408.3	$18,182.7

Cost and expenses:
Cost of products and other	3,446.1	5,774.5	11,300.3	16,076.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	452.4	411.8	1,383.6	1,274.9
Depreciation and amortization expense	115.9	98.7	332.4	288.3
Cost of sales	4,014.4	6,285.0	13,016.3	17,639.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	42.0	59.8	173.5	157.6
Depreciation and amortization expense	2.7	2.1	8.4	7.8
Change in fair value of contingent consideration	(13.9)	—	(79.3)	—
Equity income in investee	—	—	—	(7.9)
Loss (gain) on sale of assets	1.7	(32.6)	(469.4)	(31.8)
Total cost and expenses	4,046.9	6,314.3	12,649.5	17,765.0

Income (loss) from operations	(397.7)	107.8	(1,241.2)	417.7

Other income (expense):
Interest expense, net	(59.0)	(26.4)	(148.3)	(83.4)
Change in fair value of catalyst obligations	(2.4)	(3.8)	4.2	(6.4)
Debt extinguishment costs	—	—	(22.2)	—
Other non-service components of net periodic benefit cost	1.1	(0.1)	3.2	(0.2)
Income (loss) before income taxes	(458.0)	77.5	(1,404.3)	327.7
Income tax (benefit) expense	(1.2)	(2.0)	8.6	(7.4)
Net income (loss)	(456.8)	79.5	(1,412.9)	335.1
Less: net income (loss) attributable to noncontrolling interests	(0.1)	—	(0.1)	0.1
Net income (loss) attributable to PBF Holding Company LLC	$(456.7)	$79.5	$(1,412.8)	$335.0

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(456.8)	$79.5	$(1,412.9)	$335.1
Other comprehensive income:
Unrealized gain on available for sale securities	0.1	0.2	0.8	0.5
Net gain on pension and other post-retirement benefits	0.2	0.2	0.6	0.6
Total other comprehensive income	0.3	0.4	1.4	1.1
Comprehensive income (loss)	(456.5)	79.9	(1,411.5)	336.2
Less: comprehensive income (loss) attributable to noncontrolling interests	(0.1)	—	(0.1)	0.1
Comprehensive income (loss) attributable to PBF Holding Company LLC	$(456.4)	$79.9	$(1,411.4)	$336.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total Equity

Balance, June 30, 2020	$2,777.0	$(8.6)	$179.7	$10.9	$2,959.0
Member distributions	—	—	(1.1)	—	(1.1)
Capital contributions from PBF LLC	9.0	—	—	—	9.0
Stock-based compensation	7.9	—	—	—	7.9
Net income (loss)	—	—	(456.7)	(0.1)	(456.8)
Other comprehensive income	—	0.3	—	—	0.3
Balance, September 30, 2020	$2,793.9	$(8.3)	$(278.1)	$10.8	$2,518.3

Balance, June 30, 2019	$2,699.8	$(23.2)	$1,086.4	$11.0	$3,774.0
Member distributions	—	—	(36.3)	—	(36.3)
Capital contributions from PBF LLC	26.0	—	—	—	26.0
Stock-based compensation	6.4	—	—	—	6.4
Net income	—	—	79.5	—	79.5
Other comprehensive income	—	0.4	—	—	0.4
Balance, September 30, 2019	$2,732.2	$(22.8)	$1,129.6	$11.0	$3,850.0

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total Equity

Balance, December 31, 2019	$2,739.1	$(9.7)	$1,156.9	$10.9	$3,897.2
Members distributions	—	—	(22.2)	—	(22.2)
Capital contributions from PBF LLC	33.4	—	—	—	33.4
Stock-based compensation	21.4	—	—	—	21.4
Net income (loss)	—	—	(1,412.8)	(0.1)	(1,412.9)
Other comprehensive income	—	1.4	—	—	1.4
Balance, September 30, 2020	$2,793.9	$(8.3)	$(278.1)	$10.8	$2,518.3

Balance, December 31, 2018	$2,652.5	$(23.9)	$890.3	$10.9	$3,529.8
Members distributions	—	—	(95.7)	—	(95.7)
Capital contributions from PBF LLC	228.5	—	—	—	228.5
Distribution of TVPC investment	(168.8)	—	—	—	(168.8)
Distribution of assets to PBF LLC	(0.3)	—	—	—	(0.3)
Stock-based compensation	20.3	—	—	—	20.3
Net income	—	—	335.0	0.1	335.1
Other comprehensive income	—	1.1	—	—	1.1
Balance, September 30, 2019	$2,732.2	$(22.8)	$1,129.6	$11.0	$3,850.0

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,412.9)	$335.1
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	352.0	301.1
Stock-based compensation	25.9	22.8
Change in fair value of catalyst obligations	(4.2)	6.4
Deferred income taxes	8.6	(7.5)
Non-cash change in inventory repurchase obligations	(19.1)	11.4
Non-cash lower of cost or market inventory adjustment	691.5	(277.0)
Change in fair value of contingent consideration	(79.3)	—
Debt extinguishment costs	22.2	—
Pension and other post-retirement benefit costs	41.5	33.6
Income from equity method investee	—	(7.9)
Distributions from equity method investee	—	7.9
Gain on sale of assets	(469.4)	(31.8)

Changes in operating assets and liabilities:
Accounts receivable	371.4	(162.9)
Due to/from affiliates	7.7	29.2
Inventories	169.3	10.6
Prepaid and other current assets	(22.1)	0.9
Accounts payable	(392.9)	54.9
Accrued expenses	(168.9)	74.6
Deferred revenue	1.1	(7.0)
Other assets and liabilities	(57.4)	(50.2)
Net cash (used in) provided by operating activities	$(935.0)	$344.2

Cash flows from investing activities:
Expenditures for property, plant and equipment	(148.4)	(285.8)
Expenditures for deferred turnaround costs	(175.8)	(282.6)
Expenditures for other assets	(9.7)	(38.2)
Acquisition of Martinez refinery	(1,176.2)	—
Proceeds from sale of assets	529.4	36.3
Equity method investment - return of capital	—	0.6
Net cash used in investing activities	$(980.7)	$(569.7)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Contributions from PBF LLC	$33.4	$228.5
Distributions to members	(22.2)	(95.7)
Proceeds from 2025 9.25% Senior Secured Notes	1,000.0	—
Proceeds from 2028 6.00% Senior Notes	1,000.0	—
Redemption of 2023 7.00% Senior Notes	(517.5)	—
Repayments of PBF Rail Term Loan	(5.4)	(5.2)
Proceeds from revolver borrowings	1,450.0	1,350.0
Repayments of revolver borrowings	(550.0)	(1,350.0)
Settlement of catalyst obligations	(8.8)	(3.5)
Proceeds from catalyst financing arrangements	51.9	—
Payments on financing leases	(8.9)	—
Proceeds from insurance premium financing	12.7	7.5
Deferred financing costs and other	(29.6)	(0.5)
Net cash provided by financing activities	$2,405.6	$131.1

Net increase (decrease) in cash and cash equivalents	489.9	(94.4)
Cash and cash equivalents, beginning of period	763.1	561.7
Cash and cash equivalents, end of period	$1,253.0	$467.3

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$22.6	$34.5
Assets acquired under operating and financing leases	690.7	1,140.0
Fair value of the Martinez Contingent Consideration at acquisition	77.3	—
Distribution of assets to PBF Energy Company LLC	—	169.1
Cash paid during the period for:
Interest (net of capitalized interest of $9.4 and $13.4 in 2020 and 2019, respectively)	$88.2	$56.2
Income taxes	0.6	1.0

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in, PBF LLC as of September 30, 2020. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC, Delaware City Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and Martinez Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding has distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 7 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of September 30, 2020, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities, and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flows.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.
Reclassification
As of September 30, 2020, Financing lease right of use assets - third party, previously included in Deferred charges and other assets, net, in the Condensed Consolidated Balance Sheets, are reflected within Lease right of use assets - third party, which is inclusive of all third party lease right of use assets. Financing lease liabilities - third party, previously included in Other long-term liabilities, in the Condensed Consolidated Balance Sheets, are presented as a separate line item in the Condensed Consolidated Financial Statements. The amounts related to such balance sheet accounts have also been reclassified in their respective footnotes for prior periods to conform to the 2020 presentation.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interim Impairment Assessment
The global crisis resulting from the spread of the novel coronavirus (“COVID-19”) pandemic continues to have a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the enduring throughput reductions across the Company’s refineries and continued decrease in demand for the Company’s products during the quarter, the Company determined an impairment triggering event had occurred. As such, the Company performed an interim impairment assessment on certain long-lived assets as of September 30, 2020. As a result of the interim impairment test, the Company concluded that the carrying values of its long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life. If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that the Company’s assets are impaired requiring evaluation that may result in future impairment charges to earnings.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2020. The adoption of this ASU does not currently impact the Company’s Condensed Consolidated Financial Statements. Refer to “Note 3 - Current Expected Credit Losses” for further disclosure related to our adoption of this pronouncement.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting”. The amendments in this ASU provide optional guidance to alleviate the burden in accounting for reference rate reform, by allowing certain expedients and exceptions in applying generally accepted accounting principles to contracts, hedging relationship and other transactions affected by the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank rates. The amendments in this ASU are effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The Company is currently evaluating the impact of this new standard on its Condensed Consolidated Financial Statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, to improve the effectiveness of benefit plan disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Additionally, the amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and early adoption is permitted for all entities. The adoption of this guidance will modify the Company’s year-end disclosures but it is not expected to have a material effect on its Consolidated Financial Statements and related disclosures.

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
The Company accounted for the Martinez Acquisition as a business combination under GAAP whereby it recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. The final purchase price and fair value allocation were completed as of September 30, 2020.
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

The Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2020 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition. The same period in 2019 does not include the results of operations of such assets. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
(Unaudited, in millions)

Pro-forma revenues	$11,772.1	$21,064.8
Pro-forma net income (loss) attributable to PBF Holding	(1,443.8)	171.7

Acquisition Expenses
The Company incurred acquisition-related costs of $0.2 million and $10.9 million for the three and nine months ended September 30, 2020, respectively, consisting primarily of first quarter consulting and legal expenses related to the Martinez Acquisition. There were no acquisition-related costs during the three and nine months ended September 30, 2019. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of September 30, 2020 and December 31, 2019.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consisted of the following:

September 30, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,164.1	$—	$1,164.1
Refined products and blendstocks	1,037.4	241.5	1,278.9
Warehouse stock and other	135.7	—	135.7
	$2,337.2	$241.5	$2,578.7
Lower of cost or market adjustment	(974.8)	(118.3)	(1,093.1)
Total inventories	$1,362.4	$123.2	$1,485.6

December 31, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,071.4	$2.7	$1,074.1
Refined products and blendstocks	976.0	352.9	1,328.9
Warehouse stock and other	120.8	—	120.8
	$2,168.2	$355.6	$2,523.8
Lower of cost or market adjustment	(324.8)	(76.8)	(401.6)
Total inventories	$1,843.4	$278.8	$2,122.2
Inventory under the amended and restated inventory intermediation agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) (as amended and restated from time to time, the “Inventory Intermediation Agreements”), includes crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (the “East Coast Refineries”), and sold to counterparties in connection with such agreements. This inventory is held in the Company’s storage tanks at the East Coast Refineries and at PBFX’s assets acquired from Crown Point International LLC in October 2018 (the “J. Aron Storage Tanks”).
During the three months ended September 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased operating income by $9.9 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $1,103.0 million at June 30, 2020 to $1,093.1 million at September 30, 2020. During the nine months ended September 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $691.5 million, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $1,093.1 million at September 30, 2020.
During the three months ended September 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income by $47.0 million, reflecting the net change in the LCM inventory reserve from $327.8 million at June 30, 2019 to $374.8 million at September 30, 2019. During the nine months ended September 30, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $277.0 million, reflecting the net change in the LCM inventory reserve from $651.8 million at December 31, 2018 to $374.8 million at September 30, 2019.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Inventory-related accruals	$697.2	$1,103.2
Renewable energy credit and emissions obligations	236.2	17.7
Inventory intermediation agreements	217.4	278.1
Excise and sales tax payable	120.8	98.4
Accrued transportation costs	87.6	88.7
Accrued interest	58.7	6.8
Accrued utilities	42.8	40.1
Accrued refinery maintenance and support costs	42.5	16.9
Accrued salaries and benefits	33.5	77.4
Current finance lease liabilities	14.2	6.5
Environmental liabilities	11.8	12.3
Accrued capital expenditures	8.2	31.0
Customer deposits	4.9	1.8
Other	26.8	12.5
Total accrued expenses	$1,602.6	$1,791.4
The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of September 30, 2020 and December 31, 2019, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
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
The 2028 Senior Notes included a registration rights arrangement whereby the Issuer and the Guarantors agreed to file with the U.S. Securities and Exchange Commission and use commercially reasonable efforts to consummate an offer to exchange the 2028 Senior Notes for an issue of registered notes with terms substantially identical to the notes not later than 365 days after the date of the original issuance of the notes. This registration statement was declared effective on October 14, 2020 and it is anticipated that the exchange will be consummated during the fourth quarter of 2020. As such, the Company does not anticipate it will have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2025 Senior Secured Notes
On May 13, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”). The Issuers received net proceeds of approximately $982.9 million from the offering after deducting the initial purchasers’ discount and offering expenses.
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
The outstanding borrowings under the Revolving Credit Facility as of September 30, 2020 were $900.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019.
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
Refer to the Company’s 2019 Annual Report on Form 10-K (“Note 9 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for a more complete description of the Company’s commercial agreements with PBFX, including those identified as leases, that were entered into prior to 2020. No new material agreements, or amendments, were entered into during the nine months ended September 30, 2020.
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
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$2.1	$6.5	$6.4
Omnibus Agreement	1.9	1.9	5.8	5.4
Total expenses under affiliate agreements	70.8	78.0	218.7	224.0
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $116.1 million as of September 30, 2020 ($121.3 million as of December 31, 2019), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $154.6 million and $132.2 million at September 30, 2020 and December 31, 2019, respectively, of which $142.8 million and $119.9 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earning thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on the future earnings of the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. There was no balance under the Martinez Contingent Consideration as of September 30, 2020, representing no anticipated future earn-out payments.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lease Position as of September 30, 2020 and December 31, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for the periods presented:

(in millions)	Classification on the Balance Sheet	September 30, 2020	December 31, 2019
Assets
Operating lease assets - third party	Lease right of use assets - third party	$857.2	$306.1
Operating lease assets - affiliate	Lease right of use assets - affiliate	591.6	650.3
Finance lease assets	Lease right of use assets - third party	84.4	24.2
Total lease right of use assets		$1,533.2	$980.6

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$85.4	$72.0
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	83.9	79.2
Finance lease liabilities - third party	Accrued expenses	14.2	6.5
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	770.1	232.9
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	507.6	571.1
Finance lease liabilities - third party	Long-term financing lease liabilities - third party	72.0	18.4
Total lease liabilities		$1,533.2	$980.1
Lease Costs
The table below provides certain information related to costs for the Company’s leases for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs (in millions)	2020	2019	2020	2019
Components of total lease costs:
Finance lease cost
Amortization of lease right of use assets	$3.7	$0.3	$10.2	$0.7
Interest on lease liabilities	1.1	0.3	3.1	0.5
Operating lease cost	79.3	60.3	214.0	176.5
Short-term lease cost	23.1	22.4	71.7	70.8
Variable lease cost	6.6	9.7	25.4	23.9
Total lease costs	$113.8	$93.0	$324.4	$272.4

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Sale-leaseback Transactions
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months). The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which the Company will be reimbursed, during the term of the agreement. In August 2020, the parties executed long-term supply agreements through which Air Products will supply the Products for a term of fifteen years at these same refineries. As a result of these transactions, the Company recorded lease right of use assets - third party and corresponding operating lease liabilities of approximately $507.9 million.
Other Information
The table below provides supplemental cash flow information related to leases for the periods presented (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$215.2	$179.1
Operating cash flows for finance leases	3.1	0.5
Financing cash flows for finance leases	8.9	0.4
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	690.7	286.0
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of September 30, 2020:

Weighted average remaining lease term - operating leases	10.7 years
Weighted average remaining lease term - finance leases	7.2 years

Weighted average discount rate - operating leases	9.1%
Weighted average discount rate - finance leases	5.5%

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2020:

Amounts due within twelve months of September 30, (in millions)	Finance Leases	Operating Leases
2020	$18.6	$290.4
2021	14.3	261.1
2022	12.8	245.0
2023	12.8	236.3
2024	11.8	209.0
Thereafter	34.4	1,076.2
Total minimum lease payments	104.7	2,318.0
Less: effect of discounting	18.5	871.0
Present value of future minimum lease payments	86.2	1,447.0
Less: current obligations under leases	14.2	169.3
Long-term lease obligations	$72.0	$1,277.7
As of September 30, 2020, the Company has not entered into any material lease agreements that have not yet commenced.
In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The Company believes that the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third party leases as described above. For the three and nine months ended September 30, 2020, the Company incurred operating lease costs related to affiliate operating leases of $32.3 million and $96.8 million, respectively. For the three and nine months ended September 30, 2019, the Company incurred operating lease costs related to affiliate operating leases of $32.1 million and $96.1 million, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. EMPLOYEE BENEFIT PLANS
Effective February 1, 2020, the Company amended the PBF Energy Pension Plan to, among other things, incorporate into the plan all employees who became employed at the Company’s Martinez, California location on February 1, 2020, in connection with the Martinez Acquisition. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$15.0	$10.9	$43.9	$32.7
Interest cost	1.8	2.0	5.3	6.2
Expected return on plan assets	(3.2)	(2.3)	(9.4)	(7.1)
Amortization of prior service cost and actuarial loss	0.1	0.1	0.2	0.2
Net periodic benefit cost	$13.7	$10.7	$40.0	$32.0

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Post-Retirement Medical Plan	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$0.3	$0.2	$0.8	$0.7
Interest cost	0.1	0.2	0.3	0.5
Amortization of prior service cost and actuarial loss	0.1	0.1	0.4	0.4
Net periodic benefit cost	$0.5	$0.5	$1.5	$1.6

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
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended September 30,
(in millions)	2020	2019
Gasoline and distillates	$3,121.8	$5,658.6
Asphalt and blackoils	206.5	321.3
Feedstocks and other	196.4	188.1
Chemicals	81.7	183.0
Lubricants	42.8	71.1
Total Revenues	$3,649.2	$6,422.1

	Nine Months Ended September 30,
(in millions)	2020	2019
Gasoline and distillates	$9,728.1	$15,662.3
Feedstocks and other	723.0	592.7
Asphalt and blackoils	577.6	1,206.1
Chemicals	240.0	512.3
Lubricants	139.6	209.3
Total Revenues	$11,408.3	$18,182.7

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
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $18.1 million and $17.0 million as of September 30, 2020 and December 31, 2019, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
The reported income tax provision in the PBF Holding Condensed Consolidated Financial Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Current income tax expense	$—	$0.2	$—	$0.1
Deferred income tax (benefit) expense	(1.2)	(2.2)	8.6	(7.5)
Total income tax (benefit) expense	$(1.2)	$(2.0)	$8.6	$(7.4)

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2020 and December 31, 2019.
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

	As of September 30, 2020
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$241.3	$—	$—	$241.3	N/A	$241.3
Commodity contracts	1.0	9.9	1.3	12.2	(12.0)	0.2
Derivatives included with inventory intermediation agreement obligations	—	17.8	—	17.8	—	17.8
Liabilities:
Commodity contracts	1.2	10.7	0.1	12.0	(12.0)	—
Catalyst obligations	—	86.6	—	86.6	—	86.6
Contingent consideration obligation	—	—	—	—	—	—

	As of December 31, 2019
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$97.9	$—	$—	$97.9	N/A	$97.9
Commodity contracts	32.5	1.5	—	34.0	(33.8)	0.2
Liabilities:
Commodity contracts	32.8	1.0	—	33.8	(33.8)	—
Catalyst obligations	—	47.6	—	47.6	—	47.6
Derivatives included with inventory intermediation agreement obligations	—	1.3	—	1.3	—	1.3

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
•The contingent consideration obligation at September 30, 2020 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2020 and December 31, 2019, $21.3 million and $10.3 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which includes the change in estimated future earnings related to the Martinez Contingent Consideration:

(in millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Balance at beginning of period	$12.4	$—
Additions	—	77.3
Accretion on discounted liabilities	0.5	2.0
Settlements	0.3	0.7
Unrealized gain included in earnings	(14.4)	(81.2)
Balance at end of period	$(1.2)	$(1.2)

There were no transfers between levels during the three and nine months ended September 30, 2020 or 2019, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,000.0	$1,040.9	$—	$—
2028 Senior Notes (a)	1,000.0	667.7	—	—
2025 Senior Notes (a)	725.0	542.5	725.0	776.5
2023 Senior Notes (a)(b)	—	—	500.0	519.7
Revolving Credit Facility (c)	900.0	900.0	—	—
PBF Rail Term Loan (c)	9.2	9.2	14.5	14.5
Catalyst financing arrangements (d)	86.6	86.6	47.6	47.6
	3,720.8	3,246.9	1,287.1	1,358.3
Less - Unamortized deferred financing costs	(43.1)	n/a	(24.3)	n/a
Long-term debt	$3,677.7	$3,246.9	$1,262.8	$1,358.3

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
As of September 30, 2020, there were no barrels of crude oil and feedstocks (27,580 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. As of September 30, 2020, there were 2,363,535 barrels of intermediates and refined products (3,430,635 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2020, there were 8,019,000 barrels of crude oil and 1,530,000 barrels of refined products (5,511,000 and 5,788,000, respectively, as of December 31, 2019), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information about the fair values of these derivative instruments as of September 30, 2020 and December 31, 2019 and the line items in the Condensed Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
September 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$17.8
December 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(1.3)

Derivatives not designated as hedging instruments:
September 30, 2020:
Commodity contracts	Accounts receivable	$0.2
December 31, 2019:
Commodity contracts	Accounts receivable	$0.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended September 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(6.6)
For the three months ended September 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$23.6
For the nine months ended September 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$19.1
For the nine months ended September 30, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(11.4)

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2020:
Commodity contracts	Cost of products and other	$(9.1)
For the three months ended September 30, 2019:
Commodity contracts	Cost of products and other	$2.2
For the nine months ended September 30, 2020:
Commodity contracts	Cost of products and other	$55.9
For the nine months ended September 30, 2019:
Commodity contracts	Cost of products and other	$34.8

Hedged items designated in fair value hedges:
For the three months ended September 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$6.6
For the three months ended September 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(23.6)
For the nine months ended September 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(19.1)
For the nine months ended September 30, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$11.4

The Company had no ineffectiveness related to fair value hedges for the three and nine months ended September 30, 2020 or 2019, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15. SUBSEQUENT EVENTS
East Coast Refining Reconfiguration
On October 29, 2020, the Company announced its plan to reconfigure the East Coast refinery system comprised of the Delaware City and Paulsboro refineries. As part of the reconfiguration process, the Company will be idling certain of their major processing units at the Paulsboro refinery, resulting in lower overall throughput and inventory levels in addition to decreases in capital and operating costs.
The reconfiguration and optimization process is expected to be complete by the end of the year and will provide the Company with crude optionality and increased flexibility to respond to evolving market conditions. As a result of the reconfiguration, the Company expects to incur charges in the fourth quarter of 2020 of approximately $15.0 million related to severance and employee related expenses.

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of September 30, 2020, we own and operate six domestic oil refineries and related assets with a combined processing capacity, known as throughput, of approximately 1,050,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.8. Our six oil refineries are aggregated into one reportable segment.
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
COVID-19
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets continue to negatively impact worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and related governmental responses have also resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces and has resulted in significantly lower demand for refined petroleum products. We believe, but cannot guarantee, that demand for refined petroleum products will ultimately rebound as governmental restrictions are lifted. However, the ultimate significance of the COVID-19 pandemic on our business will be dictated by its currently unknowable duration and the rate at which people are willing and able to resume activities even after governmental restrictions are lifted. In addition, recent global geopolitical and macroeconomic events have further contributed to the overall volatility in crude oil and refined product prices and may continue to do so in the future.
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
As previously announced, we have adjusted our operational plans to the evolving market conditions and taken steps to lower our 2020 operating expenses budget through significant reductions in discretionary activities and third party services. We continue to target and execute these expense reduction measures. Through the end of the third quarter, we exceeded our full-year goal of $140.0 million in total operating expense reductions by achieving over $225.0 million in reductions, including energy. While some of these savings are a result of reduced operational tempo, the majority are deliberate operating and other expense reductions. In addition, we continue to operate our refineries at reduced rates and expect near-term throughput to range from 700,000 to 800,000 barrels across our refining system. As the market conditions develop and the demand outlook becomes clearer, we will continue to adjust our operations in response.
On October 29, 2020, we announced an operational reconfiguration of our East Coast refining system comprised of our Delaware City and Paulsboro refineries. As part of the reconfiguration, the Paulsboro refinery will be idling certain of their major processing units. The reconfiguration is expected to be complete by year-end 2020 with future East Coast throughput capacity expected to be approximately 260,000 barrels per day, depending on market conditions. Annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels. As a result of the reconfiguration, we expects to incur charges in the fourth quarter of 2020 of approximately $15.0 million related to severance and employee related expenses.
In addition to the steps above with respect to our operations, we also have continued our focus on preserving liquidity and keeping our employees safe. We previously disclosed several transactions and initiatives related to these areas which included raising net proceeds of approximately $982.9 million in conjunction with our May issuance of 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”), the sale of five hydrogen plants in April for gross proceeds of $530.0 million, significant reductions of approximately $357.0 million in 2020 planned capital expenditures, minimizing corporate overhead expenses primarily through temporary salary reductions, the suspension of PBF Energy’s quarterly dividend and the establishment of a company wide COVID-19 response team.

We continue to evaluate various other liquidity and cash flow optimization options in addition to safely and responsibly bringing back our workforce to the refineries and corporate office locations. As part of these cost saving initiatives, we reduced our workforce across our refineries in the second quarter in response to current challenging business conditions, which resulted in a $12.9 million charge. We have also continued to utilize our COVID-19 response team to implement additional social distancing measures across the workplace in addition to the continued enhancement of personal protective equipment and the cleanliness of our facilities. Through the guidance of our COVID-19 response team, we have started to bring back a portion of our workforce to their primary locations on a phased in approach, and we will continue to rely on our team and the evolution of the COVID-19 pandemic as we evaluate the appropriate time and way in which we will phase in the return of the rest of our workforce.
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
COVID-19
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices, which may continue for the foreseeable future. Our results for the three and nine months ended September 30, 2020 were impacted by the sustained decreased demand for refined products and the significant decline in the price of crude oil, both of which negatively impacted our revenues, cost of products sold and operating income and lowered our liquidity. Throughput rates across our refining system also decreased and we are currently operating our refineries at reduced rates. Refer to “Item 1A. Risk Factors” included in “Part II - Other Information” of this Form 10-Q for further information.
Severance Costs
Following the onset of the COVID-19 pandemic, we have implemented a number of cost reduction initiatives to strengthen our financial flexibility and rationalize overhead expenses, including reductions in our workforce. During the second quarter of 2020, we reduced headcount across our refineries, which resulted in approximately $12.9 million of severance related costs included in General and administrative expenses.
Sale of Hydrogen Plants
On April 17, 2020, we closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, we entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months). The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which we will be reimbursed, during the term of the agreement. In August 2020, the parties executed long-term supply agreements through which Air Products will supply the Products for a term of fifteen years at these same refineries.
Debt and Credit Facilities
Catalyst Financing Obligations
On September 25, 2020, we closed on agreements to sell a portion of our precious metals catalyst to certain major commercial banks for approximately $51.9 million and subsequently leased the catalyst back. The precious metals financing arrangements cover a portion of the catalyst used at our Delaware City, Martinez and Toledo refineries. The volumes of the precious metal catalyst and the interest rates are fixed over the term of each financing arrangement. At maturity in 2021, we are obligated to repurchase the precious metals catalyst at fair market value.
Senior Notes
On May 13, 2020, we issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. The net proceeds from this offering were approximately $982.9 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
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

On February 14, 2020, we exercised our rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and has been classified as Debt extinguishment costs in the Condensed Consolidated Statement of Operations as of September 30, 2020.
Refer to “Note 6 - Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
Revolving Credit Facility
During the nine months ended September 30, 2020, we used advances under our asset-based revolving credit agreement (the “Revolving Credit Facility”) to fund a portion of the Martinez Acquisition (as defined below) and for other general corporate purposes. The outstanding borrowings under the Revolving Credit Facility as of September 30, 2020 were $900.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019.
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
Torrance Land Sale
On August 1, 2019, we closed on a third-party sale of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $33.1 million in the third quarter of 2019, included within Gain on sale of assets in the Condensed Consolidated Statements of Operations.
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
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$2.1	$6.5	$6.4
Omnibus Agreement	1.9	1.9	5.8	5.4
Total expenses under affiliate agreements	70.8	78.0	218.7	224.0

Results of Operations
The following tables reflect our financial and operating highlights for the three and nine months ended September 30, 2020 and 2019 (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$3,649.2	$6,422.1	$11,408.3	$18,182.7
Cost and expenses:
Cost of products and other	3,446.1	5,774.5	11,300.3	16,076.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	452.4	411.8	1,383.6	1,274.9
Depreciation and amortization expense	115.9	98.7	332.4	288.3
Cost of sales	4,014.4	6,285.0	13,016.3	17,639.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	42.0	59.8	173.5	157.6
Depreciation and amortization expense	2.7	2.1	8.4	7.8
Change in fair value of contingent consideration	(13.9)	—	(79.3)	—
Equity income in investee	—	—	—	(7.9)
Loss (gain) on sale of assets	1.7	(32.6)	(469.4)	(31.8)
Total cost and expenses	4,046.9	6,314.3	12,649.5	17,765.0

Income (loss) from operations	(397.7)	107.8	(1,241.2)	417.7

Other income (expense):
Interest expense, net	(59.0)	(26.4)	(148.3)	(83.4)
Change in fair value of catalyst obligations	(2.4)	(3.8)	4.2	(6.4)
Debt extinguishment costs	—	—	(22.2)	—
Other non-service components of net periodic benefit cost	1.1	(0.1)	3.2	(0.2)
Income (loss) before income taxes	(458.0)	77.5	(1,404.3)	327.7
Income tax (benefit) expense	(1.2)	(2.0)	8.6	(7.4)
Net income (loss)	(456.8)	79.5	(1,412.9)	335.1
Less: net income (loss) attributable to noncontrolling interests	(0.1)	—	(0.1)	0.1
Net income (loss) attributable to PBF Holding Company LLC	$(456.7)	$79.5	$(1,412.8)	$335.0

Consolidated gross margin	$(365.2)	$137.1	$(1,608.0)	$543.4
Gross refining margin (1)	$203.1	$647.6	$108.0	$2,106.6
_____________________

(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Key Operating Information
Production (bpd in thousands)	716.7	863.0	750.2	817.9
Crude oil and feedstocks throughput (bpd in thousands)	706.1	850.9	744.6	816.4
Total crude oil and feedstocks throughput (millions of barrels)	65.0	78.3	204.0	222.9
Consolidated gross margin per barrel of throughput	$(5.62)	$1.75	$(7.88)	$2.44
Gross refining margin, excluding special items, per barrel of throughput (1)	$2.98	$8.87	$3.92	$8.21
Refinery operating expense, per barrel of throughput	$6.96	$5.26	$6.78	$5.72

Crude and feedstocks (% of total throughput) (2)
Heavy	43%	32%	43%	31%
Medium	25%	30%	26%	30%
Light	18%	25%	17%	25%
Other feedstocks and blends	14%	13%	14%	14%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	54%	50%	50%	48%
Distillates and distillate blendstocks	28%	33%	31%	32%
Lubes	1%	1%	1%	1%
Chemicals	1%	2%	1%	2%
Other	18%	15%	18%	17%
Total yield	102%	101%	101%	100%
_____________________
(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars per barrel, except as noted)
Dated Brent crude oil	$43.05	$61.86	$40.74	$64.71
West Texas Intermediate (WTI) crude oil	$40.91	$56.40	$38.12	$57.08
Light Louisiana Sweet (LLS) crude oil	$42.46	$60.60	$40.13	$63.35
Alaska North Slope (ANS) crude oil	$42.75	$62.98	$41.32	$65.23
Crack Spreads
Dated Brent (NYH) 2-1-1	$8.30	$14.72	$9.30	$12.73
WTI (Chicago) 4-3-1	$7.08	$16.51	$6.56	$16.69
LLS (Gulf Coast) 2-1-1	$6.53	$14.32	$7.79	$12.32
ANS (West Coast-LA) 4-3-1	$11.70	$18.81	$11.41	$18.49
ANS (West Coast-SF) 3-2-1	$10.88	$18.38	$9.77	$17.20
Crude Oil Differentials
Dated Brent (foreign) less WTI	$2.14	$5.46	$2.62	$7.63
Dated Brent less Maya (heavy, sour)	$3.88	$6.36	$5.95	$5.58
Dated Brent less WTS (sour)	$2.09	$6.01	$2.72	$8.76
Dated Brent less ASCI (sour)	$1.38	$2.98	$1.99	$3.11
WTI less WCS (heavy, sour)	$9.29	$12.79	$10.58	$11.78
WTI less Bakken (light, sweet)	$1.23	$0.74	$2.57	$0.53
WTI less Syncrude (light, sweet)	$1.94	$(0.89)	$1.58	$(0.30)
WTI less LLS (light, sweet)	$(1.55)	$(4.20)	$(2.01)	$(6.27)
WTI less ANS (light, sweet)	$(1.84)	$(6.58)	$(3.20)	$(8.15)
Natural gas (dollars per MMBTU)	$2.12	$2.33	$1.92	$2.56

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Overview— Net loss was $456.8 million for the three months ended September 30, 2020 compared to net income of $79.5 million for the three months ended September 30, 2019.
Our results for the three months ended September 30, 2020 were positively impacted by special items consisting of a non-cash lower of cost or market (“LCM”) inventory adjustment of approximately $9.9 million and the change in fair value of the contingent consideration associated with the Martinez Acquisition earn-out obligation of $13.9 million. Our results for the three months ended September 30, 2019 were negatively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $47.0 million, partially offset by a gain on the sale of land at our Torrance refinery of $33.1 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.

Excluding the impact of these special items, our results were negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. In addition, during the current quarter we experienced unfavorable movements in certain crude differentials, and overall lower throughput volumes and barrels sold across our refineries, as well as lower refining margins. All of our operating regions experienced lower refining margins for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Additionally, our results for the three months ended September 30, 2020 were negatively impacted by increased depreciation and amortization expense associated with the Martinez Acquisition and our continued investment in our refining assets.
Revenues— Revenues totaled $3.6 billion for the three months ended September 30, 2020 compared to $6.4 billion for the three months ended September 30, 2019, a decrease of approximately $2.8 billion, or 43.8%. Revenues per barrel were $49.33 and $69.76 for the three months ended September 30, 2020 and 2019, respectively, a decrease of 29.3% directly related to lower hydrocarbon commodity prices. For the three months ended September 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 251,400 bpd, 108,400 bpd, 125,600 bpd and 220,700 bpd, respectively. For the three months ended September 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 357,200 bpd, 151,100 bpd, 178,000 bpd and 164,600 bpd, respectively. For the three months ended September 30, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 287,500 bpd, 118,000 bpd, 137,400 bpd and 261,200 bpd, respectively. For the three months ended September 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 413,900 bpd, 163,300 bpd, 223,700 bpd and 199,600 bpd, respectively.
The throughput rates at our refineries were lower in the three months ended September 30, 2020 compared to the same period in 2019. Our Martinez refinery was not acquired until the first quarter of 2020 and is therefore not included in the prior period West Coast throughput. We operated our refineries at reduced rates during the third quarter and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory, as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $(365.2) million for the three months ended September 30, 2020 compared to $137.1 million for the three months ended September 30, 2019, a decrease of approximately $502.3 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $203.1 million, or $3.13 per barrel of throughput for the three months ended September 30, 2020 compared to $647.6 million, or $8.27 per barrel of throughput for the three months ended September 30, 2019, a decrease of approximately $444.5 million. Gross refining margin excluding special items totaled $193.2 million or $2.98 per barrel of throughput for the three months ended September 30, 2020 compared to $694.6 million or $8.87 per barrel of throughput for the three months ended September 30, 2019, a decrease of $501.4 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $9.9 million on a net basis, resulting from the increase in crude oil and refined product prices from the end of the second quarter in 2020 to the end of the third quarter of 2020. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in crude differentials and refining margins and decreased throughput rates across the majority of our refineries. For the three months ended September 30, 2019, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $47.0 million on a net basis, resulting from a decrease in crude oil and refined product prices.

Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard (“RFS”). Total RFS costs were $86.6 million for the three months ended September 30, 2020 in comparison to $31.6 million for the three months ended September 30, 2019.
Average industry margins and crude oil differentials were generally lower during the three months ended September 30, 2020 in comparison to the same period in 2019, primarily due to the extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $8.30 per barrel, or 43.6% lower, in the three months ended September 30, 2020, as compared to $14.72 per barrel in the same period in 2019. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya differentials, which decreased by $2.48 per barrel, offset by an increase in the WTI/Bakken differentials of $0.49 per barrel, in comparison to the same period in 2019. In addition, the WTI/WCS differential decreased significantly to $9.29 per barrel in the three months ended September 30, 2020 compared to $12.79 in the same period in 2019, which unfavorably impacted the cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $7.08 per barrel, or 57.1% lower, in the three months ended September 30, 2020 as compared to $16.51 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged $1.23 per barrel in the three months ended September 30, 2020, as compared to $0.74 per barrel in the same period in 2019. Additionally, the WTI/Syncrude differential averaged a discount of $1.94 per barrel during the three months ended September 30, 2020 as compared to a premium of $0.89 per barrel in the same period of 2019.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $6.53 per barrel, or 54.4% lower, in the three months ended September 30, 2020 as compared to $14.32 per barrel in the same period in 2019. Margins on the Gulf Coast were positively impacted from our refinery specific slate by an increasing WTI/LLS differential, which averaged a premium of $1.55 per barrel during the three months ended September 30, 2020 as compared to a premium of $4.20 per barrel in the same period of 2019.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $11.70 per barrel, or 37.8% lower, in the three months ended September 30, 2020 as compared to $18.81 per barrel in the same period in 2019. Margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $1.84 per barrel during the three months ended September 30, 2020 as compared to a premium of $6.58 per barrel in the same period of 2019.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $452.4 million, or $6.96 per barrel of throughput, for the three months ended September 30, 2020 compared to $411.8 million, or $5.26 per barrel of throughput, for the three months ended September 30, 2019, an increase of $40.6 million, or 9.9%. Increases in operating expenses were mainly attributed to costs associated with the Martinez refinery and related logistic assets which totaled approximately $93.8 million for the three months ended September 30, 2020. Total operating expenses for the three months ended September 30, 2020, excluding our Martinez refinery, decreased due to our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19, such as significant reductions in discretionary activities and third party services.
General and Administrative Expenses— General and administrative expenses totaled $42.0 million for the three months ended September 30, 2020 compared to $59.8 million for the three months ended September 30, 2019, a decrease of approximately $17.8 million or 29.8%. The decrease in general and administrative expenses for the three months ended September 30, 2020 in comparison to the three months ended September 30, 2019 primarily related to a reduction in overhead expenses through temporary salary reductions to a large portion of our workforce. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss on Sale of Assets— There was a loss of $1.7 million for the three months ended September 30, 2020 related to the sale of non-operating refinery assets. There was a gain of $32.6 million on the sale of assets for the three months ended September 30, 2019 mainly attributed to the sale of a parcel of land at our Torrance refinery.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $118.6 million for the three months ended September 30, 2020 (including $115.9 million recorded within Cost of sales) compared to $100.8 million for the three months ended September 30, 2019 (including $98.7 million recorded within Cost of sales), an increase of $17.8 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Martinez Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2019.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration was a gain of $13.9 million for the three months ended September 30, 2020. This change represents the decrease in the estimated fair value of the Martinez Contingent Consideration associated with acquisition related earn-out obligations. There were no such costs in the same period of 2019.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $2.4 million for the three months ended September 30, 2020 compared to a loss of $3.8 million for the three months ended September 30, 2019. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Interest Expense, net— Interest expense totaled $59.0 million for the three months ended September 30, 2020 compared to $26.4 million for the three months ended September 30, 2019, an increase of approximately $32.6 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2028 Senior Notes in February 2020, the 2025 Senior Secured Notes in May 2020 and higher outstanding borrowings on our Revolving Credit Facility. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended September 30, 2020 and September 30, 2019, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette Acquisition in the fourth quarter of 2015 and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $1.2 million was recorded for the three months ended September 30, 2020 in comparison to an income tax benefit of $2.0 million recorded for the three months ended September 30, 2019, primarily attributable to the results of PBF Ltd.
Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Overview— Net loss was $1,412.9 million for the nine months ended September 30, 2020 compared to net income of $335.1 million for the nine months ended September 30, 2019.
Our results for the nine months ended September 30, 2020 were negatively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $691.5 million, debt extinguishment costs of $22.2 million associated with the early redemption of our 2023 Senior Notes and severance costs related to second quarter reductions in workforce of $12.9 million. These unfavorable impacts were partially offset by the gain on the sale of hydrogen plants of $471.1 million and change in fair value of the Martinez Contingent Consideration of $79.3 million. Our results for the nine months ended September 30, 2019 were positively impacted by a non-cash LCM inventory adjustment of approximately $277.0 million and a gain on the sale of land at our Torrance refinery of $33.1 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. In addition, during the nine months ended September 30, 2020 we experienced unfavorable movements in certain crude differentials and overall lower throughput volumes and barrels sold across our refineries, as well as lower refining margins. All our operating regions experienced lower refining margins for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Our results for the nine months ended September 30, 2020 were negatively impacted by higher general and administrative expenses associated with severance charges and integration costs associated with the Martinez Acquisition and increased depreciation and amortization expense associated with the Martinez Acquisition and our continued investment in our refining assets.
Revenues— Revenues totaled $11.4 billion for the nine months ended September 30, 2020 compared to $18.2 billion for the nine months ended September 30, 2019, a decrease of approximately $6.8 billion, or 37.4%. Revenues per barrel were $48.45 and $70.14 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of 30.9% directly related to lower hydrocarbon commodity prices. For the nine months ended September 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 274,300 bpd, 91,900 bpd, 144,000 bpd and 234,400 bpd, respectively. For the nine months ended September 30, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 329,500 bpd, 154,100 bpd, 181,400 bpd and 151,400 bpd, respectively. For nine months ended September 30, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 310,100 bpd, 113,800 bpd, 169,000 bpd and 266,500 bpd, respectively. For the nine months ended September 30, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 374,200 bpd, 164,400 bpd, 227,700 bpd and 183,300 bpd, respectively.
The throughput rates at our refineries were lower in the nine months ended September 30, 2020 compared to the same period in 2019. Our Martinez refinery was not acquired until the first quarter of 2020 and is therefore not included in the prior period West Coast throughput. We operated our refineries at reduced rates beginning in March and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $(1,608.0) million for the nine months ended September 30, 2020, compared to $543.4 million for the nine months ended September 30, 2019, a decrease of approximately $2,151.4 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $108.0 million, or $0.53 per barrel of throughput for the nine months ended September 30, 2020 compared to $2,106.6 million, or $9.45 per barrel of throughput for the nine months ended September 30, 2019, a decrease of approximately $1,998.6 million. Gross refining margin excluding special items totaled $799.5 million or $3.92 per barrel of throughput for the nine months ended September 30, 2020 compared to $1,829.6 million or $8.21 per barrel of throughput for the nine months ended September 30, 2019, a decrease of $1,030.1 million.
Consolidated gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $691.5 million on a net basis resulting from the decrease in crude oil and refined product prices from the year ended 2019 to the end of the third quarter of 2020. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in certain crude differentials, an overall decrease in throughput rates and refining margins. For the nine months ended September 30, 2019, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $277.0 million on a net basis, resulting from an increase in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS costs were $183.4 million for the nine months ended September 30, 2020 in comparison to $92.0 million for the nine months ended September 30, 2019.
Average industry margins were mixed during the nine months ended September 30, 2020 in comparison to the same period in 2019, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices in 2020, in addition to impacts related to 2019 planned turnarounds, all of which were completed in the first half of the prior year.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $9.30 per barrel, or 26.9% lower, in the nine months ended September 30, 2020, as compared to $12.73 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate on the East Coast by stronger Dated Brent/Maya and WTI/Bakken differentials, which increased by $0.37 per barrel and $2.04 per barrel, respectively, in comparison to the same period in 2019. The WTI/WCS differential slightly decreased to $10.58 per barrel in 2020 compared to $11.78 in 2019, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $6.56 per barrel, or 60.7% lower, in the nine months ended September 30, 2020 as compared to $16.69 per barrel in the same period in 2019. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged a discount of $2.57 per barrel in the nine months ended September 30, 2020, as compared to a discount of $0.53 per barrel in the same period in 2019. Additionally, the WTI/Syncrude differential averaged a discount of $1.58 per barrel during the nine months ended September 30, 2020 as compared to a premium of $0.30 per barrel in the same period of 2019.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $7.79 per barrel, or 36.8% lower, in the nine months ended September 30, 2020 as compared to $12.32 per barrel in the same period in 2019. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $2.01 per barrel during the nine months ended September 30, 2020 as compared to a premium of $6.27 per barrel in the same period of 2019.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $11.41 per barrel, or 38.3% lower, in the nine months ended September 30, 2020 as compared to $18.49 per barrel in the same period in 2019. Additionally, margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $3.20 per barrel during the nine months ended September 30, 2020 as compared to a premium of $8.15 per barrel in the same period of 2019.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,383.6 million, or $6.78 per barrel of throughput, for the nine months ended September 30, 2020 compared to $1,274.9 million, or $5.72 per barrel of throughput, for the nine months ended September 30, 2019, an increase of approximately $108.7 million, or 8.5%. Increases in operating expenses were mainly attributed to costs associated with the Martinez refinery and related logistic assets which totaled approximately $262.0 million for the nine months ended September 30, 2020. Total operating expenses for the nine months ended September 30, 2020, excluding our Martinez refinery, decreased due to our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19, such as significant reductions in discretionary activities and third party services.

General and Administrative Expenses— General and administrative expenses totaled $173.5 million for the nine months ended September 30, 2020 compared to $157.6 million for the nine months ended September 30, 2019, an increase of approximately $15.9 million or 10.1%. The increase in general and administrative expenses for the nine months ended September 30, 2020 in comparison to the nine months ended September 30, 2019 primarily related to headcount reduction severance costs across the refineries as well as integration costs pertaining to the Martinez Acquisition. These costs increases were offset by a reduction in overhead expenses through temporary salary reductions to a large portion of our workforce. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— There was a gain of $469.4 million for the nine months ended September 30, 2020 related primarily to the sale of five hydrogen plants. There was a gain of $31.8 million on the sale of assets for the nine months ended September 30, 2019, primarily attributable to the sale of a parcel of land at our Torrance refinery.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $340.8 million for the nine months ended September 30, 2020 (including $332.4 million recorded within Cost of sales) compared to $296.1 million for the nine months ended September 30, 2019 (including $288.3 million recorded within Cost of sales), an increase of approximately $44.7 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Martinez Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2019.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a gain of $79.3 million for the nine months ended September 30, 2020. This change represents the decrease in the estimated fair value of the Martinez Contingent Consideration associated with acquisition related earn-out obligations. There were no such costs in the same period of 2019.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $4.2 million for the nine months ended September 30, 2020 compared to a loss of $6.4 million for the nine months ended September 30, 2019. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Debt Extinguishment Costs— Debt extinguishment costs of $22.2 million incurred in the nine months ended September 30, 2020 relate to the early redemption of our 2023 Senior Notes. There were no such costs in the same period of 2019.
Interest Expense, net— Interest expense totaled $148.3 million for the nine months ended September 30, 2020 compared to $83.4 million for the nine months ended September 30, 2019, an increase of approximately $64.9 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2028 Senior Notes in February 2020, the issuance of the 2025 Senior Secured Notes in May 2020 and higher outstanding borrowings on our Revolving Credit Facility. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the nine months ended September 30, 2020 and September 30, 2019, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of the Chalmette refinery in the fourth quarter of 2015 and PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax expense of $8.6 million was recorded for the nine months ended September 30, 2020 in comparison to an income tax benefit of $7.4 million recorded for the nine months ended September 30, 2019, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, debt extinguishment costs, changes in fair value of contingent consideration, gain on sale of hydrogen plants, severance costs related to reductions in workforce and gain on sale of assets at our Torrance refinery. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended September 30,
	2020		2019
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$3,649.2	$56.17	$6,422.1	$82.04
Less: Cost of sales	4,014.4	61.79	6,285.0	80.29
Consolidated gross margin	$(365.2)	$(5.62)	$137.1	$1.75
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$(365.2)	$(5.62)	$137.1	$1.75
Add: Refinery operating expense	452.4	6.96	411.8	5.26
Add: Refinery depreciation expense	115.9	1.79	98.7	1.26
Gross refining margin	$203.1	$3.13	$647.6	$8.27
Special items:(1)
Add: Non-cash LCM inventory adjustment	(9.9)	(0.15)	47.0	0.60
Gross refining margin excluding special items	$193.2	$2.98	$694.6	$8.87

	Nine Months Ended September 30,
	2020		2019
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$11,408.3	$55.92	$18,182.7	$81.58
Less: Cost of sales	13,016.3	63.80	17,639.3	79.14
Consolidated gross margin	$(1,608.0)	$(7.88)	$543.4	$2.44
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$(1,608.0)	$(7.88)	$543.4	$2.44
Add: Refinery operating expense	1,383.6	6.78	1,274.9	5.72
Add: Refinery depreciation expense	332.4	1.63	288.3	1.29
Gross refining margin	$108.0	$0.53	$2,106.6	$9.45
Special items:(1)
Add: Non-cash LCM inventory adjustment	691.5	3.39	(277.0)	(1.24)
Gross refining margin excluding special items	$799.5	$3.92	$1,829.6	$8.21

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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(456.8)	$79.5	$(1,412.9)	$335.1
Add: Depreciation and amortization expense	118.6	100.8	340.8	296.1
Add: Interest expense, net	59.0	26.4	148.3	83.4
Add: Income tax (benefit) expense	(1.2)	(2.0)	8.6	(7.4)
EBITDA	$(280.4)	$204.7	$(915.2)	$707.2
Special Items:(1)
Add: Non-cash LCM inventory adjustment	(9.9)	47.0	691.5	(277.0)
Add: Debt extinguishment costs	—	—	22.2	—
Add: Change in fair value of contingent consideration	(13.9)	—	(79.3)	—
Add: Gain on sale of hydrogen plants	—	—	(471.1)	—
Add: Severance costs	—	—	12.9	—
Add: Gain on Torrance land sale	—	(33.1)	—	(33.1)
EBITDA excluding special items	$(304.2)	$218.6	$(739.0)	$397.1

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$(280.4)	$204.7	$(915.2)	$707.2
Add: Stock-based compensation	9.5	7.1	25.9	22.8
Add: Change in fair value of catalyst obligations	2.4	3.8	(4.2)	6.4
Add: Change in fair value of contingent consideration (1)	(13.9)	—	(79.3)	—
Add: Non-cash LCM inventory adjustment (1)	(9.9)	47.0	691.5	(277.0)
Add: Gain on sale of hydrogen plants (1)	—	—	(471.1)	—
Add: Debt extinguishment costs (1)	—	—	22.2	—
Add: Severance costs (1)	—	—	12.9	—
Adjusted EBITDA	$(292.3)	$262.6	$(717.3)	$459.4
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
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2020	2019
January 1,	$401.6	$651.8
June 30,	1,103.0	327.8
September 30,	1,093.1	374.8

    The following table includes the corresponding impact of changes in the LCM inventory reserve on both income (loss) from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Net LCM inventory adjustment benefit (charge) in both income (loss) from operations and net income (loss)	$9.9	$(47.0)	$(691.5)	$277.0

Debt Extinguishment Costs - During the nine months ended September 30, 2020, we recorded debt extinguishment costs of $22.2 million related to the redemption of the 2023 Senior Notes. There were no such costs in any of the other periods presented.
Change in Fair Value of Contingent Consideration - During the three months ended September 30, 2020, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $13.9 million. During the nine months ended September 30, 2020, we recorded a change in the fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $79.3 million. There were no such changes in fair value of contingent consideration during the three and nine months ended September 30, 2019.

Gain on sale of Hydrogen Plants - During the nine months ended September 30, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million.
Gain on sale of Torrance land - During the three and nine months ended September 30, 2019, we recorded a gain on the sale of a parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The gain increased income from operations and net income by $33.1 million.
Severance Costs - During the nine months ended September 30, 2020, we recorded a severance charge related to reductions in our workforce that decreased income from operations and net income by $12.9 million. There were no such costs in any of the other periods presented.
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
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $935.0 million for the nine months ended September 30, 2020 compared to net cash provided by operating activities of $344.2 million for the nine months ended September 30, 2019. Our operating cash flows for the nine months ended September 30, 2020 included our net loss of $1,412.9 million, gain on sale of assets mainly related to the sale of the hydrogen plants of $469.4 million, net non-cash impact relating to the change in the fair value of our inventory repurchase obligations of $19.1 million, change in the fair value of the contingent consideration associated with the Martinez Acquisition of $79.3 million, and change in the fair value of our catalyst obligations of $4.2 million, partially offset by depreciation and amortization of $352.0 million, a non-cash charge of $691.5 million relating to an LCM inventory adjustment, pension and other post-retirement benefits costs of $41.5 million, stock-based compensation of $25.9 million, deferred income taxes of $8.6 million and debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million. In addition, net changes in operating assets and liabilities reflects cash uses of $91.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the nine months ended September 30, 2019 included our net income of $335.1 million, depreciation and amortization of $301.1 million, net non-cash change in the fair value of our inventory repurchase obligations of $11.4 million, pension and other post-retirement benefits costs of $33.6 million, stock-based compensation of $22.8 million, changes in the fair value of our catalyst obligations of $6.4 million and distributions from our former equity method investment in TVPC of $7.9 million, offset by a non-cash benefit of $277.0 million relating to an LCM inventory adjustment, a gain on sale of assets of $31.8 million, income from our former equity method investment in TVPC of $7.9 million and deferred income taxes of $7.5 million. In addition, net changes in operating assets and liabilities reflects cash uses of $49.9 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables.

Cash Flows from Investing Activities
Net cash used in investing activities was $980.7 million for the nine months ended September 30, 2020 compared to net cash used in investing activities of $569.7 million for the nine months ended September 30, 2019. The net cash flows used in investing activities for the nine months ended September 30, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $148.4 million, expenditures for refinery turnarounds of $175.8 million, and expenditures for other assets of $9.7 million, partially offset by proceeds from sale of assets of $529.4 million. Net cash used in investing activities for the nine months ended September 30, 2019 was comprised of capital expenditures totaling $285.8 million, expenditures for refinery turnarounds of $282.6 million and expenditures for other assets of $38.2 million, partially offset by proceeds from sale of assets of $36.3 million mainly related to the sale of land at our Torrance refinery and return of capital related to our equity method investment in TVPC of $0.6 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $2,405.6 million for the nine months ended September 30, 2020 compared to net cash provided by financing activities of $131.1 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, net cash provided by financing activities consisted primarily of cash proceeds of $983.0 million from the issuance of the 2025 Senior Secured Notes net of related issuance costs, cash proceeds of $469.9 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, proceeds from contributions from PBF LLC of $33.4 million, net borrowings under our Revolving Credit Facility of $900.0 million, proceeds from catalyst financing arrangements of $51.9 million and proceeds from insurance premium financing of $12.7 million, partially offset by distributions to members of $22.2 million, net settlements of precious metal catalyst obligations of $8.8 million, principal amortization payments of the PBF Rail Term Loan of $5.4 million, and payments on finance leases of $8.9 million. For the nine months ended September 30, 2019, net cash provided by financing activities consisted primarily of proceeds from contributions from PBF LLC of $228.5 million and insurance premium financing of $7.5 million, partially offset by distributions to members of $95.7 million, principal amortization payments of the PBF Rail Term Loan of $5.2 million, net settlements of precious metal catalyst obligations of $3.5 million and deferred financing costs and other of $0.5 million. Additionally, during the nine months ended September 30, 2019, we borrowed and repaid $1,350.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the nine months ended September 30, 2019.
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
On February 18, 2020, in connection with the entry into a $300.0 million uncommitted receivables purchase facility (the “Receivables Facility”), we amended the Revolving Credit Facility and entered into a related intercreditor agreement to allow us to sell certain Eligible Receivables, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), derived from the sale of refined products over truck racks. Under the Receivables Facility, we sell such receivables to a bank subject to bank approval and certain conditions. The sales of receivables under the Receivables Facility are absolute and irrevocable but subject to certain repurchase obligations under certain circumstances.

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
On May 13, 2020, we entered into an indenture among the Issuers, the Guarantors, and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. The Issuers received net proceeds of approximately $982.9 million from the offering after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
Refer to “Note 6 - Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
We are in compliance as of September 30, 2020 with all covenants, including financial covenants, in all of our debt agreements.
Credit Ratings
The 2028 Senior Notes and the 2025 Senior Notes are rated B1 by Moody’s Investors Service Inc. (“Moody’s”), B+ by Standard & Poor’s Financial Services LLC “(S&P”), and BB- by Fitch Ratings Inc (“Fitch”). The 2025 Senior Secured Notes are rated Ba2 by Moody’s, BB by S&P, and BB by Fitch. On November 4, 2020, S&P downgraded our corporate family rating and our unsecured notes to B+ from BB and the secured notes were downgraded from BBB- to BB, with all ratings on negative outlook. As a result of the downgrade, the cost of borrowings under our PBF Holding Revolving Credit Facility has increased in accordance with the Revolving Credit Agreement. Given the current market conditions, we expect that our other credit ratings agencies may also re-evaluate our corporate credit rating and the ratings of our unsecured and secured notes. Further adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may further increase our cost of borrowings or hinder our ability to raise financing in the capital markets, which could impair our ability to grow our business, increase our liquidity and make future cash distributions to our members.
Liquidity
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets began negatively impacting our liquidity beginning towards the end of the first quarter of 2020.
As of September 30, 2020, our liquidity was approximately $1.9 billion based on $1.3 billion of cash, and more than $600.0 million of availability under our Revolving Credit Facility. Our total liquidity includes the amount of excess availability under our Revolving Credit Facility, which includes our cash on hand.

Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact it has caused to our liquidity, we have taken the following measures to strengthen our balance sheet and increase our flexibility and responsiveness:
•Implemented cost reduction and cash preservation initiatives, including a significant decrease in 2020 planned capital expenditures, lowering 2020 operating expenses driven by minimizing discretionary activities and third party services, headcount reductions, and cutting corporate overhead expenses through temporary salary reductions to a significant portion of our workforce;
•Suspended PBF Energy’s quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter, to support the balance sheet;
•Closed on the sale of five hydrogen facilities for gross cash proceeds of $530.0 million on April 17, 2020;
•Issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes for net proceeds of approximately $982.9 million. See “Note 6 - Debt” of our Notes to Condensed Consolidated Financial Statements for additional details related to the notes offering; and
•Entered into catalyst financing arrangements on September 25, 2020 for net proceeds of approximately $51.9 million.
•Announced on October 29, 2020 the operational reconfiguration of our East Coast refining system comprised of our Delaware City and Paulsboro refineries. The reconfiguration is expected to be complete by year end 2020 and will result in the idling of certain Paulsboro refining units and overall lower throughput and inventory levels. Annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels.
We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. As previously announced, we have adjusted our operational plans to the evolving market conditions and taken steps to lower our 2020 operating expenses budget through significant reductions in discretionary activities and third party services. We continue to target and execute the expense reduction measures. Through the end of the third quarter, we exceeded our full-year goal of $140.0 million in total operating expense reductions by achieving over $225.0 million in reductions, including energy. While some of these savings are a result of reduced operational tempo, the majority are deliberate operating and other expense reductions.
Our refining capital spending program is on track to meet our revised guidance of approximately $360.0 million for 2020, with the bulk of the spending having occurred in the first and second quarters. For the remainder of 2020, we expect to incur approximately $45.0 million to $50.0 million in refining capital expenditures.
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
•Receipt of a payroll tax credit in 2020, to the extent allowable, for expenses related to paying wages and health benefits to employees who are not working as a result of closures and reduced receipts associated with the COVID-19 pandemic; and

•We intend to explore any available potential benefits under the CARES Act, including loans, investments or guarantees, and any other such current or future government programs for which we qualify, including those described above. We cannot predict the manner in which such benefits or any of the other benefits described herein will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all.
While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic, we believe that the strategic actions we have taken, plus our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, and debt service requirements, for the next twelve months. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because the impact that the COVID-19 pandemic is having on us and our industry is ongoing and unprecedented. The extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operation and liquidity will depend largely on future developments, including the duration of the outbreak, particularly within the geographic areas where we operate, and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time. As a result, we may require additional capital, and, from time to time, may pursue funding strategies in the capital markets or through private transactions to strengthen our liquidity and/or fund strategic initiatives. Such additional financing may not be available on favorable terms or at all.
As mentioned above, on November 4, 2020, S&P downgraded our corporate credit rating in addition to the ratings on both our unsecured and secured notes, and maintained our outlook as negative as the refining sector continues to experience weak refining margins due to the COVID-19 pandemic and related negative demand impact. As a result of the downgrade, the cost of borrowings under our PBF Holding Revolving Credit Facility has increased in accordance with the Revolving Credit Agreement. Given the current market conditions, we expect that our other credit ratings agencies may also re-evaluate our corporate credit rating and the ratings of our unsecured and secured notes. Further adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may further increase our cost of borrowings or hinder our ability to raise financing in the capital markets, which could impair our ability to grow our business, increase our liquidity and make future cash distributions to our members.
Refer to “Business Developments” and “Part II - Other Information, Item 1A. Risk Factors” for further information.
Working Capital
Our working capital at September 30, 2020 was $1,222.3 million, consisting of $3,275.9 million in total current assets and $2,053.6 million in total current liabilities. Our working capital at December 31, 2019 was $1,167.5 million, consisting of $3,766.4 million in total current assets and $2,598.9 million in total current liabilities.
Working capital has increased during the nine months ended September 30, 2020 primarily as a result of proceeds from financing activities partially offset by operating losses.
Capital Spending
Capital spending, excluding $1,176.2 million attributed to the Martinez Acquisition, was $333.9 million for the nine months ended September 30, 2020, which primarily included costs for the construction of the Delaware City refinery hydrogen plant, turnaround costs at our Toledo refinery, safety related enhancements and facility improvements at our refineries. Due to current challenging market conditions, we have taken strategic steps to increase our flexibility and responsiveness, one of which is the reduction of over $350.0 million in 2020 planned capital expenses. We currently expect to spend an aggregate of approximately $360.0 million in net refining capital expenditures during 2020 for facility improvements, maintenance and turnarounds with the intention of satisfying all required safety, environmental and regulatory capital commitments.

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
In connection with the issuance of the 2028 Senior Notes and 2025 Senior Secured Notes, and the redemption of the 2023 Senior Notes during the nine months ended September 30, 2020, our long-term debt obligations were reduced in 2023 for the $500.0 million redemption of the 2023 Senior Notes and increased in 2025 and 2028 by $1.0 billion for the issuance of the 2028 Senior Notes and 2025 Senior Secured Notes. The 2028 Senior Notes pay interest semi-annually in cash in arrears on February 15 and August 15 each year, beginning on August 15, 2020 and will mature on February 15, 2028. The 2025 Senior Secured Notes pay interest semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on November 15, 2020 and will mature on May 15, 2025. During the nine months ended September 30, 2020, we also incurred borrowings under the Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes. At September 30, 2020, we had outstanding borrowings under the Revolving Credit Facility of $900.0 million that are currently due in May 2023. As a result of this debt activity, our obligation to make interest payments on outstanding debt are as follows: $37.8 million in the remainder of 2020, $135.5 million in 2021 and 2022, $125.5 million in 2023, $152.5 million in 2024, and a $256.3 million thereafter.
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
In connection with our sale of five hydrogen facilities to Air Products in the second quarter of 2020, we have entered into 15-year off-take lease arrangements covering hydrogen produced at each of the five plants on terms in line with similar arrangements in place elsewhere in our refining system that resulted in additional contractual obligations as follows: $76.9 million in 2020 and $109.6 million annually thereafter until conclusion of the arrangement.
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
Inventory Intermediation Agreements
We entered into Inventory Intermediation Agreements with J. Aron, to support the operations of the East Coast Refineries. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and Delaware City Refining Company LLC (“DCR”) expires on June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and Paulsboro Refining Company LLC (“PRC”) expires on December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022. If not extended, at expiration, we will be required to repurchase the inventories outstanding under the Inventory Intermediation Agreement at that time.
At September 30, 2020, the LIFO value of crude oil, intermediates and finished products owned by J. Aron included within Inventory in our Condensed Consolidated Balance Sheets was $241.5 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2020, other than outstanding letters of credit of approximately $159.1 million.

Distribution Policy
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.
We make, from time to time, distributions to PBF LLC, if necessary, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. In response to the adverse impact caused by the COVID-19 pandemic, PBF Energy, among other things, suspended its quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter, to support its balance sheet. While it is impossible to estimate the duration or ultimate financial impact of the COVID-19 pandemic on our business, we will continue to monitor and evaluate our distribution policy as market conditions develop and our business outlook becomes clearer.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting estimates are included in our annual report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, the following accounting policy is included as it involves estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates are not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.

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

The global crisis resulting from the COVID-19 pandemic has had a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of enduring throughput reductions across our refineries and noticeable decrease in demand for our products, we determined that an impairment triggering event had occurred. Therefore, we performed an interim impairment assessment on certain long-lived assets as of September 30, 2020. As a result of the interim impairment test, we determined that our long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life. If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that our assets are impaired requiring evaluation that may result in future impairment charges to earnings. Refer to “Note 1 - Description of the Business and Basis of Presentation” of our Notes to Condensed Consolidated Financial Statements.

Supplemental Guarantor Financial Information
As of September 30, 2020, PBF Services Company, DCR, PBF Power Marketing LLC, PRC, Toledo Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC, Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC (“Martinez Refining”), PBF International Inc. and PBF Investments LLC (“PBF Investments”) are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated May 30, 2017 and January 24, 2020, among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americans, and the indenture date May 13, 2020, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. The 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.
The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheet (in millions)	September 30, 2020	December 31, 2019
ASSETS
Current Assets (1)	$3,051.4	$3,500.0
Non-Current Assets	6,234.5	4,842.5
Due from non-guarantor subsidiaries	13,494.3	12,311.4

LIABILITIES AND EQUITY
Current liabilities (1)	$1,936.3	$2,364.8
Long-term liabilities	5,181.7	2,300.6
Due to non-guarantor subsidiaries	13,409.5	12,295.9

(1) Includes $6.6 million and $55.9 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX as of September 30, 2020. Includes $6.5 million and $48.1 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX as of December 31, 2019. Refer to the Company’s 2019 Annual Report on Form 10-K (“Note 9 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for further disclosures.

Summarized Statement of Operations (in millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Revenues	$3,585.7	$11,156.2
Cost of sales	3,664.8	11,960.4
Gross margin	(79.1)	(804.2)
Income (loss) from operations	(112.2)	(434.8)

Net income (loss)	(182.1)	(589.5)
Net income (loss) attributable to PBF Holding Company LLC	(182.1)	(589.5)

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$279.4	$835.9
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	4.8	12.5
Affiliate revenues related to transactions with PBFX (1)	4.1	12.3
Affiliate expenses related to transactions with PBFX (1)	70.8	218.7
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
At September 30, 2020 and December 31, 2019, we had gross open commodity derivative contracts representing 9.5 million barrels and 11.3 million barrels, respectively, with an unrealized net gain of $0.2 million, respectively. The open commodity derivative contracts as of September 30, 2020 expire at various times during 2020.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.7 million barrels and 30.2 million barrels at September 30, 2020 and December 31, 2019, respectively. The average cost of our hydrocarbon inventories was approximately $79.63 and $79.63 per barrel on a LIFO basis at September 30, 2020 and December 31, 2019, respectively, excluding the net impact of LCM inventory adjustments of approximately $1,093.1 million and $401.6 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 75 million to 95 million MMBTUs of natural gas in total across our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $95.0 million.
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

Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $25.1 million annually.
In addition, the PBF Rail Term Loan, which bears interest at a variable rate, had an outstanding principal balance of $9.2 million at September 30, 2020. A 1.0% change in the interest rate would increase or decrease our interest expense by approximately $0.1 million annually, assuming the current outstanding principal balance on the PBF Rail Term Loan remained outstanding.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of September 30, 2020. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
On February 1, 2020, we completed the Martinez Acquisition. We are in the process of integrating Martinez Refining’s operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q excludes any evaluation of the internal controls over financial reporting of Martinez Refining. We expect the integration of Martinez Refining's operations, including internal controls over financial reporting to be complete within one year of its acquisition. Martinez Refining accounts for approximately 9% of our total assets and approximately 12% of our total revenues as of and for the nine months ended September 30, 2020.
Management has not identified any other changes in our internal controls over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On December 28, 2016, the Delaware Department of Natural Resources and Environmental Control issued the Coastal Zone Act permit for the ethanol project (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Control Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action filed a joint motion with the Coastal Zone Board, requesting that the Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. The Coastal Zone Board notified the parties in January of 2020 that it concurred with the parties’ proposed course of action. The appellants and DCR subsequently filed a motion with the Superior Court requesting relief consistent with what was described to the Coastal Zone Board. In March of 2020, the Superior Court issued a letter relinquishing jurisdiction over the matter, and concurring with the parties’ proposal to allow the case to proceed to a hearing on the merits before the Coastal Zone Board. The parties must now jointly propose to the Coastal Zone Board a schedule for prehearing activity and a merits hearing to resolve the matter. The parties must, therefore, submit to the Coastal Zone Board a joint proposed schedule to govern future proceedings related to the merits hearing to resolve the matter.
On September 11, 2020, DCR received two Citations and Notification of Penalties, with sub-parts, from the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”) related to a combustion incident occurring on March 11, 2020. The citation seeks to impose penalties in the amount of $401,923 related to alleged violations of the Occupation Safety and Health Act of 1970. An informal conference with OSHA on October 2, 2020 was unsuccessful in resolving the matter, and as a result, DCR filed a Notice of Contest with OSHA contesting the citations in their entirety at the end of the informal conference.
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
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles (the “Court”) and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, Plaintiffs’ added an additional plaintiff. On March 18, 2019, the class certification hearing was held and the judge took the matter under submission. On April 1, 2019, the judge issued an order denying class certification. On April 15, 2019, Plaintiffs filed a Petition with the Ninth Circuit for Permission to Appeal the Order Denying Motion for Class Certification. The appeal is currently pending with the Ninth Circuit. On May 3, 2019, Plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted Plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The Plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. Discovery is ongoing. Trial currently is scheduled to commence on July 27, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs seek to recover unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties was held on August 23, 2019. From the mediation hearing, the parties have reached a tentative agreement in principle to settle. On March 17, 2019, plaintiffs filed with the court a Notice of Motion and Motion for Preliminary Approval of Settlement Agreement for the Court’s approval of the proposed settlement pursuant to which Torrance Refining would pay $2.9 million to resolve the matter and receive a full release and discharge from any and all claims and make no admission of any wrongdoing or liability. On May 1, 2020 the court entered an order preliminarily approving the proposed settlement. On August 6, 2020, the settlement of $2.9 million was paid to the class claims administrator. On August 17, 2020 the court granted approval of the final settlement.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the Plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleges numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Operating Company LLC, Chalmette Refining, two individual employees of the Chalmette refinery (the “PBF Defendants”), two entities, PBF Consultants, LLC (“PBF Consultants”) and PBF Investments LLC that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while employed by Clean Harbors and performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. On September 25, 2018, the PBF Defendants filed an answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, Plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On December 21, 2018, Plaintiff filed a motion for leave to file a reply memorandum and the reply memorandum was filed December 27, 2018. On April 15, 2019 the Federal Magistrate Judge filed a Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On June 24, 2019, the Federal Judge adopted the Magistrate Judge’s Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On September 18, 2020 the Magistrate Judge granted Plaintiff’s motion to amend in order to add a non-diverse plaintiff and remand to state court. PBF Defendants filed an opposition to Plaintiff’s motion to amend on October 2, 2020. On October 5, 2020, the Magistrate Judge granted Plaintiff’s motion to amend and remanded the case back to state court. Discovery will continue in state court. We cannot currently estimate the amount or the timing of the resolution of this matter. The PBF Defendants previously issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. Clean Harbors has accepted the tender of defense and indemnity, and Clean Harbors’ insurer has accepted the tender of defense and indemnity subject to a reservation of rights. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

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

Item 1A. Risk Factors

The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019:
Risks Relating to Our Business and Industry
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets are significantly affecting our business, financial condition and results of operations and may continue to do so, and our liquidity could also be negatively impacted, particularly if the U.S. economy remains unstable for a significant amount of time.
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets are negatively impacting worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products. The COVID-19 pandemic and related governmental responses have also resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. In addition, movements made by the world’s largest oil producers to increase market share in the current environment, combined with the impact of the COVID-19 pandemic, has created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and abnormal volatility in oil commodity prices, which may continue for the foreseeable future. The full impact of the COVID-19 pandemic and these market developments is unknown and is rapidly evolving. The full extent to which the COVID-19 pandemic and these market developments negatively impact our business and operations will depend on the severity, location and duration of the effects and spread of COVID-19, the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.
We continue to work with federal, state and local health authorities to respond to COVID-19 cases in the regions we operate and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Many of these measures will continue to have an adverse impact on our business and financial results that we are not currently able to fully quantify. For example, we are continuing to phase back employees to their respective work locations and we are carefully evaluating projects at our refineries and limiting or postponing projects and other non-essential work. Based on market conditions, our refineries are currently operating at reduced rates. We have significantly reduced our capital expenditures budget for 2020, while intending to satisfy and comply with all required safety, environmental and planned regulatory capital commitments and other regulatory requirements, although there are no assurances that we will be able to do so. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak at one of our refineries, may subject us to fines or penalties assessed by governmental authorities or may result in an environmental or safety incident. We may also be subject to liability as a result of claims by impacted workers.
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
As a result of enduring throughput reductions across our refineries and noticeable decrease in demand for our products, we determined that an impairment triggering event had occurred. Therefore, we performed an interim impairment assessment on certain long-lived assets as of September 30, 2020. As a result of the interim impairment test, we determined that our long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life. If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that our assets are impaired requiring evaluation that may result in future impairment charges to earnings.
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
To the extent the COVID-19 pandemic adversely affects our business, financial condition, results of operations and liquidity, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Form 10-Q, as those risk factors are amended or supplemented by reports and documents we file with the SEC after the date of this Form 10-Q.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of September 30, 2020, we have total debt of $3,720.8 million, excluding unamortized deferred debt issuance costs of $43.1 million, and we could incur additional borrowing under our revolving credit facility. As disclosed in this Form 10-Q, on May 13, 2020, we issued $1.0 billion in aggregate principal amount of 2025 Senior Secured Notes and on January 24, 2020, we issued $1.0 billion in aggregate principal amount of 2028 Senior Notes (the proceeds of which were used primarily to fully redeem the 2023 Senior Notes and to fund a portion of the cash consideration for the Martinez Acquisition). Additionally, during the nine months ended September 30, 2020, we used advances under our Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes. The amounts set forth above do not include any post-closing payments in connection with the Martinez Acquisition to the seller if certain conditions are met, including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the sale and purchase agreement, for a period of up to four years following the closing date). We may incur additional indebtedness in the future, subject to the satisfaction of any debt incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the quarter ended September 30, 2020 to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt and also may limit the extent to which we may make new investments or incur new liens.
Our future credit ratings could adversely affect the cost of our borrowing as well as our ability to obtain credit in the future.
On January 24, 2020, we issued the 2028 Senior Notes. The proceeds from this offering were used in part to subsequently redeem our outstanding 2023 Senior Notes. On May 13, 2020, we issued the 2025 Senior Secured Notes. The 2028 Senior Notes and the 2025 Senior Notes are rated B1 by Moody’s, B+ by S&P, and BB- by Fitch. The 2025 Senior Secured Notes are rated Ba2 by Moody’s, BB by S&P, and BB by Fitch. On November 4, 2020, S&P downgraded our corporate family rating and our unsecured notes to B+ from BB and the secured notes were downgraded from BBB- to BB, with all ratings on negative outlook. As a result of the downgrade, the cost of borrowings under our PBF Holding Revolving Credit Facility has increased in accordance with the Revolving Credit Agreement. Given the current market conditions, we expect that our other credit ratings agencies may also re-evaluate our corporate credit rating and the ratings of our unsecured and secured notes. Further adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may further increase our cost of borrowings or hinder our ability to raise financing in the capital markets, which could impair our ability to grow our business, increase our liquidity and make cash distributions to our members.

Regulation of emissions of greenhouse gases, including restrictions on vehicles that use our products, could have a material adverse effect on our results of operations and financial condition.
Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, EPA is taking steps to regulate GHGs under the existing federal Clean Air Act. EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards (such as AB32). On September 23, 2020 the governor of California issued an executive order effectively banning the sale of new gasoline-powered passenger cars and trucks by 2035 and requiring zero-emission medium to heavy duty vehicles by 2045 everywhere feasible. The executive order requires state agencies to build out sufficient electric vehicle charging infrastructure. It is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In addition, it is currently uncertain how the current presidential administration or future administrations will address GHG emissions. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Regulatory requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.

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

PBF Holding Company LLC

Date:	November 4, 2020	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	November 4, 2020	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)