Form 10-K
period 2020-12-31
PBF Holding Co LLC; PBF Finance Corp
filed 2021-03-03
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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
PBF Holding Company LLC has no common stock outstanding. As of February 26, 2021, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.
PBF Finance Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc., the managing member of our direct parent PBF Energy Company LLC, will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2020 Annual Meeting of Stockholders within 120 days after December 31, 2020. Portions of the Proxy Statement of PBF Energy Inc. are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
“COVID-19” refers to the 2019 outbreak of the novel coronavirus pandemic.
“crack spread” refers to a simplified calculation that measures the difference between the price for light products and crude oil. For example, we reference (a) the 2-1-1 crack spread, which is a general industry standard utilized by our Delaware City, Paulsboro and Chalmette refineries that approximates the per barrel refining margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of heating oil or ULSD, (b) the 4-3-1 crack spread, which is a benchmark utilized by our Toledo and Torrance refineries that approximates the per barrel refining margin resulting from processing four barrels of crude oil to produce three barrels of gasoline and one-half barrel of jet fuel and one-half barrel of ULSD and (c) the 3-2-1 crack spread, which is a benchmark utilized by our Martinez refinery that approximates the per barrel refining margin resulting from processing three barrels of crude oil to produce two barrels of gasoline and three-quarters of a barrel jet fuel and one-quarter of a barrel ULSD.

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
“FERC” refers to the Federal Energy Regulatory Commission.
“GAAP” refers to U.S. generally accepted accounting principles developed by FASB for nongovernmental entities.
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
“Renewable Fuel Standard” refers to the Renewable Fuel Standard issued pursuant to the Energy Independence and Security Act of 2007 implementing mandates to blend renewable fuels into petroleum fuels produced and sold in the United States.
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
Explanatory Note
This Form 10-K is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of December 31, 2020. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

PART I
In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “we,” “our” or “us” refer to PBF Holding, and, in each case, unless the context otherwise requires, its consolidated subsidiaries. References to “subsidiary guarantors” refer to PBF Services Company LLC (“PBF Services”), PBF Power Marketing LLC (“PBF Power”), Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Toledo Refining Company LLC (“Toledo Refining”), Delaware City Refining Company LLC (“DCR”), PBF Investments LLC (“PBF Investments”), PBF International Inc., Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), Torrance Logistics Company LLC (“Torrance Logistics”), and Martinez Refining Company LLC (“Martinez Refining”), which are the subsidiaries of PBF Holding that guarantee PBF Holding’s 7.25% senior notes due 2025 (the “2025 Senior Notes”), 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”), and the 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”) as of December 31, 2020.
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
ITEM. 1 BUSINESS
Overview and Corporate Structure
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of December 31, 2020, we own and operate six domestic oil refineries and related assets, which we acquired in 2010, 2011, 2015, 2016 and 2020. Based on the current configuration (as disclosed in “Recent Developments - East Coast Refining Reconfiguration”) our refineries have a combined throughput of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. The Company’s six oil refineries are aggregated into one reportable segment.

Ownership Structure
We are a Delaware limited liability company and a holding company for our operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. We are a wholly-owned subsidiary of PBF LLC, and PBF Energy is the sole managing member of, and owner of an equity interest as of December 31, 2020 representing approximately 99.2% of the outstanding economic interests in PBF LLC.
On December 18, 2012, our indirect parent, PBF Energy completed its IPO. As a result of PBF Energy’s IPO and related organization transactions, PBF Energy became the sole managing member of PBF LLC and operates and controls all of its business and affairs and consolidates the financial results of PBF LLC and its subsidiaries, including PBF Holding and PBF Finance. As of December 31, 2020, PBF Energy held 120,122,872 PBF LLC Series C Units and its current and former executive officers and directors and certain employees and others beneficially held 970,647 PBF LLC Series A Units, and the holders of PBF Energy’s issued and outstanding shares of its Class A common stock have approximately 99.2% of the voting power in PBF Energy and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 0.8% of the voting power.
PBF Holding Refineries
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. In 2020, we reconfigured our Delaware and Paulsboro refineries, temporarily idling certain of our major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit that we refer to as the “East Coast Refining System”. Refer to “Recent Developments” below for additional information. Each refinery is briefly described in the table below:

Refinery	Region	Nelson Complexity Index (1)	Throughput Capacity (in barrels per day) (1)	PADD	Crude Processed (2)	Source (2)
Delaware City	East Coast	13.6	180,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	10.4 (3)	105,000(3)	1	light sweet through heavy sour	water
Toledo	Mid-Continent	11.0	180,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	13.0	185,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	13.8	166,000	5	medium and heavy	pipeline, water, truck
Martinez	West Coast	16.1	157,000	5	medium and heavy	pipeline and water
________
(1) Reflects operating conditions at each refinery as of the date of this filing. Changes in complexity and throughput capacity reflect the result of current market conditions such as our East Coast Refining Reconfiguration (defined below), in addition to investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Configurations at each of our refineries are evaluated and updated accordingly.
(2) Reflects the typical crude and feedstocks and related sources utilized under normal operating conditions and prevailing market environments.
(3) Under normal operating conditions and prevailing market environments, our Nelson Complexity Index and throughput capacity for the Paulsboro refinery would be 13.1 and 180,000, respectively. As a result of the east coast refining reconfiguration described below (the “East Coast Refining Reconfiguration”), our Nelson Complexity Index and throughput capacity were reduced.

Public Offerings of PBF Logistics LP and Subsequent Drop-Down Transactions
PBF Logistics LP (“PBFX”) is an affiliate of ours. PBFX is a fee-based, growth-oriented, publicly-traded Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of its refineries, as well as for third-party customers. As of December 31, 2020, a substantial majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with us, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products, and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by us to PBFX.
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
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Recent Developments
COVID-19
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets negatively impacted worldwide economic and commercial activity and financial markets in 2020 and is expected to continue in 2021. The COVID-19 pandemic and the related governmental and consumer responses resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces and has resulted in significantly lower global demand for refined petroleum and petrochemical products. We believe, but cannot guarantee, that demand for refined petroleum products will ultimately rebound as governmental restrictions are lifted. However, the continued negative impact of the COVID-19 pandemic and these market developments on our business and operations will depend on the ongoing severity, location and duration of the effects and spread of COVID-19, the effectiveness of the vaccine programs and the other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.
We are actively responding to the impacts from these matters on our business. Starting in late March through the end of 2020, we reduced the amount of crude oil processed at our refineries in response to the decreased demand for our products and we temporarily idled various units at certain of our refineries to optimize our production in light of prevailing market conditions. As of the date of this filing, our refineries are still operating at reduced throughput levels and we expect them to continue to do so until market conditions substantially improve. Despite the measures we have taken, we have been, and likely will continue to be, adversely impacted by the COVID-19 pandemic. We are unable to predict the ultimate outcome of the economic impact and can provide no assurance that measures taken to mitigate the impact of the COVID-19 pandemic will be effective.

Over the course of 2020 we adjusted our operational plans to the evolving market conditions and executed our plan to lower our 2020 operating expenses through significant reductions in discretionary activities and third party services. We successfully reduced our 2020 operating expenses by $235.0 million, excluding energy savings, and exceeded our full-year goal of $140.0 million in total operating expense reductions. Including energy expenses, our full-year operating expenses reductions for 2020 totaled approximately $325.0 million. We expect to continue to target and execute these expense reduction measures in 2021. We expect operating expenses on a system-wide basis for 2021 to be reduced by $200.0 million to $225.0 million annually as a result of our efforts versus historic levels, including the East Coast Refining Reconfiguration. We operated our refineries at reduced rates during the year ended December 31, 2020 and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. We expect near-term throughput to be in the 675,000 to 725,000 barrel per day range for our refining system.
East Coast Refining Reconfiguration
The East Coast Refining Reconfiguration was announced on October 29, 2020 and completed on December 31, 2020. It is expected to provide us with crude optionality and increased flexibility to respond to evolving market conditions. Our East Coast Refining System throughput capacity is approximately 285,000 barrels per day, reflecting the new configuration and idling of certain major processing units. Annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels.
Available Information
Our website address is www.pbfenergy.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with (or furnished to) the SEC by us are available on our website (under “Investors”) free of charge, soon after we file or furnish such material.

The diagram below depicts our organizational structure as of December 31, 2020:

Current and Former Management
Public Stockholders
Shares of Class B common stock
• Voting rights only
• One vote to each PBF LLC Series A unit held by such holder
• Less than 1% of voting power in PBF Energy Inc.
Class A common stock
• Over 99% of voting power in PBF Energy
• 100% of economic interests in PBF Energy
PBF LLC Series A Units
• Represents less than 1% of the total economic interest of PBF LLC
• Not publicly traded
• No voting rights
• Economic rights only
• Exchangeable on one-for-one basis for shares of our Class A common stock
PBF Energy Inc. (NYSE: PBF) (PBF Energy)
Sole Managing Member and holder of PBF LLC Series C units
• Over 99% of the total economic interest of PBF LLC
• 100% management power in PBF LLC
PBF Energy Company LLC (PBF LLC)
PBF Logistics GP LLC (PBF GP)
48.0% limited partner interest
Non-economic general partner interest
Public Common Unitholders
52.0% limited partner interest
PBF Logistics LP (NYSE: PBFX) (PBF Logistics)
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023
Operating Subsidiaries
PBF Holding Company LLC (PBF Holding)
Revolving Credit Facility
Senior Secured Notes due 2025
Senior Notes due 2025
Senior Notes due 2028
Refining and Other Operating Subsidiaries
Rail Term Loan
Catalyst Financing Obligations

Refining Operations
We own and operate six refineries (two of which are operated as a single unit) that provide us with geographic and market diversity. We produce a variety of products at each of our refineries, including gasoline, ULSD, heating oil, jet fuel, lubricants, petrochemicals and asphalt. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico, and are able to ship products to other international destinations.
Our refinery assets as of December 31, 2020 are described below.
East Coast Refining System (Delaware City Refinery and Paulsboro Refinery)
    Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. The Delaware City refinery is a fully integrated operation that receives crude via rail at crude unloading facilities owned by PBFX, or via ship or barge at the docks owned by the Delaware City refinery located on the Delaware River. The crude and other feedstocks are stored in an extensive tank farm prior to processing. In addition, there is a 15-lane, 76,000 bpd capacity truck loading rack (the “DCR Truck Rack”) located adjacent to the refinery and a 23-mile interstate pipeline (the “DCR Products Pipeline”) that are used to distribute clean products. The DCR Products Pipeline and DCR Truck Rack were sold to PBFX in May 2015 and PBFX owns additional assets that support the Delaware City refinery. The Paulsboro refinery is located on approximately 950 acres on the Delaware River in Paulsboro, New Jersey, near Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River.
    As a result of its configuration and process units, Delaware City has the capability of processing a slate of heavy crudes with a high concentration of high sulfur crudes, as well as other high sulfur feedstock when economically viable, and is one of the largest and most complex refineries on the East Coast. The Delaware City refinery is one of two heavy crude processing refineries, the other being our Paulsboro refinery, on the East Coast of the United States. The Delaware City coking capacity is equal to approximately 25% of crude capacity.
    The Delaware City refinery primarily processes a variety of medium to heavy, sour crude oils, but can run light, sweet crude oils as well. The refinery has large conversion capacity with its 82,000 bpd FCC unit, 54,500 bpd fluid coking unit and 24,000 bpd hydrocracking unit.

    The following table approximates the East Coast Refining System’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Delaware City Refinery Units	Nameplate Capacity
Crude Distillation Unit	180,000
Vacuum Distillation Unit	105,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	180,000
Hydrocracking Unit	24,000
Catalytic Reforming Unit	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit	6,000
Alkylation Unit	12,500
Polymerization Unit	16,000
Fluid Coking Unit	54,500

Paulsboro Refinery Units	Nameplate Capacity
Crude Distillation Units (1)	105,000
Vacuum Distillation Units (1)	50,000
Fluid Catalytic Cracking Unit (1)	Idled
Hydrotreating Units (1)	61,000
Catalytic Reforming Unit (1)	Idled
Alkylation Unit (1)	Idled
Lube Oil Processing Unit	12,000
Delayed Coking Unit (1)	Idled
Propane Deasphalting Unit	11,000
(1) Current Nameplate Capacity was fully or partially reduced to reflect the idled units as part of the East Coast Refining Reconfiguration.
Feedstocks and Supply Arrangements. We source our crude oil needs for Delaware City primarily through short-term and spot market agreements. We have a contract with Saudi Aramco pursuant to which we have purchased up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. The crude purchased under this contract is priced off the ASCI.
Refined Product Yield and Distribution. The Delaware City refinery predominantly produces gasoline, jet fuel, ULSD and ultra-low sulfur heating oil as well as certain other products. Products produced at the Delaware City refinery are transferred to customers through pipelines, barges or at its truck rack. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements. The Paulsboro refinery predominantly manufactures Group I base oils or lubricants and asphalt and jet fuel. Products produced at the Paulsboro refinery are transferred to customers primarily through pipelines, barges, or at its truck rack. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.

Inventory Intermediation Agreement. On August 29, 2019, we entered into amended and restated inventory intermediation agreements with J. Aron, (as amended from time to time, the “Inventory Intermediation Agreements”), to support the operations of the Delaware City and Paulsboro refineries. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR expires on June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC expires on December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022.
Pursuant to each Inventory Intermediation Agreement, J. Aron purchases and holds title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”), produced by the refinery and delivered into our storage tanks at the Delaware City and Paulsboro refineries and at PBFX’s assets acquired from Crown Point International in October 2018 (the “East Coast Storage Assets” and together with our storage tanks at the Delaware City and Paulsboro refineries, the “J. Aron Storage Tanks”). The J. Aron Products are sold back to us as the J. Aron Products are discharged out of our J. Aron Storage Tanks. At expiration or termination of each of the Inventory Intermediation Agreements, we will have to repurchase the inventories outstanding under the Inventory Intermediation Agreement at that time.
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
Under projected normal operating conditions for the reconfiguration, the Paulsboro refinery will consume approximately 38,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Paulsboro refinery will be mostly self-sufficient for electrical power through a mix of gas and steam turbine generators. The Paulsboro refinery generation is projected to supply all of the 20MW total refinery load. There are circumstances where available generation is greater than the total refinery load, and the Paulsboro refinery can export up to about 40MW of power to the utility grid if warranted. If necessary, supplemental electrical power is available on a guaranteed basis from the local utility. The Paulsboro refinery is connected to the grid via three separate 69KV aerial feeders and has the ability to run entirely on imported power. Steam is produced in three boilers and a heat recovery steam generator fed by the exhaust from the gas turbine. In addition, there are a number of waste heat boilers and furnace stack economizers throughout the refinery that supplement the steam generation capacity. The Paulsboro refinery’s hydrogen needs will be met by the steam methane reformer as the catalytic reformer will be idled.
Hydrogen Plant Project. During 2018, we signed an agreement with a third-party for an additional supply of 25.0 million standard cubic feet per day of hydrogen from a new hydrogen generation facility constructed on the Delaware City site, which was completed in the second quarter of 2020. This additional hydrogen provides additional complex crude and feedstock processing capabilities.

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
The following table approximates the Toledo refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	180,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	95,000
Hydrocracking Unit	52,000
Catalytic Reforming Units	52,000
Alkylation Unit	11,000
Polymerization Unit	7,000
UDEX Unit	16,300
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
Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.5 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 1.3 million barrels are dedicated to crude oil storage with the remaining 3.2 million barrels allocated to intermediates and products. A portion of storage capacity dedicated to crude oil and finished products was sold to PBFX in conjunction with its acquisition of a tank farm related facility, which included a propane storage and loading facility (the “Toledo Storage Facility”) in December 2014.
Energy and Other Utilities. Under normal operating conditions, the Toledo refinery consumes approximately 25,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Toledo refinery purchases its electricity from the PJM grid and has a long-term contract to purchase hydrogen and steam from a local third-party supplier. In addition to the third-party steam supplier, Toledo consumes a portion of the steam that is generated by its various process units.

Chalmette Refinery
Overview. The Chalmette refinery is located on a 400-acre site near New Orleans, Louisiana. It is a dual-train coking refinery and is capable of processing both light and heavy crude oil through its 185,000 bpd crude units and downstream units. Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third-party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company (“Collins”) and T&M Terminal Company (“T&M”), both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. In addition, there is also a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products. There is also a clean products truck rack that provides access to local markets and crude storage that are owned by PBFX.
The following table approximates the Chalmette refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Units	185,000
Vacuum Distillation Unit	114,000
Fluid Catalytic Cracking Unit	75,000
Hydrotreating Units	189,000
Delayed Coking Unit	42,000
Catalytic Reforming Unit	42,000
Alkylation Unit	17,000
Aromatics Extraction Unit	17,000
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
Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 25,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen from a third-party supplier.

Torrance Refinery
Overview. The Torrance refinery is located on 750 acres in Torrance, California. It is a high-conversion crude, delayed-coking refinery capable of processing both heavy and medium crude oils through its crude unit and downstream units. In addition to refining assets, the Torrance refinery acquisition included a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant logistics asset is a crude gathering and transportation system which delivers San Joaquin Valley crude oils directly from the field to the refinery, which is now owned by PBFX. Additionally, there are several pipelines serving the refinery that provide access to sources of waterborne crude oils including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline that supplies jet fuel to the Los Angeles airport that are held by affiliates of the refinery.
The following table approximates the Torrance refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	166,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	90,000
Hydrotreating Units	155,500
Hydrocracking Unit	25,000
Alkylation Unit	25,500
Delayed Coking Unit	58,000
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

Martinez Refinery
We acquired the Martinez refinery and related logistics assets from Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell Oil Products”) on February 1, 2020 for an aggregate purchase price of $1,253.4 million, including final working capital of $216.1 million and the obligation to make certain post-closing earn-out payments to Shell Oil Products based on certain earnings thresholds of the Martinez refinery for a period of up to four years (the “Martinez Acquisition”).
Overview. The Martinez refinery is located on an 860-acre site in the City of Martinez, 30 miles northeast of San Francisco, California. The refinery is a high-conversion, dual-coking facility with a Nelson Complexity Index of 16.1, making it one of the most complex refineries in the United States. The facility is strategically positioned in Northern California and provides for operating and commercial synergies with the Torrance refinery located in Southern California. In addition to refining assets, the Martinez Acquisition includes a number of high-quality onsite logistics assets including a deep-water marine facility, product distribution terminals and refinery crude and product storage facilities with approximately 8.8 million barrels of shell capacity.
The following table approximates the Martinez refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	157,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	72,000
Hydrotreating Units	268,000
Hydrocracking Unit	42,900
Alkylation Unit	12,500
Delayed Coking Unit	25,500
Flexi Coking Unit	22,500
Isomerization Unit	15,000
Feedstocks and Supply Arrangements. We have entered into various five-year crude supply agreements with Shell Oil Products for approximately 150,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. Additionally, we obtain crude and feedstocks from other sources through connections to third-party pipelines as well as ship docks.
Refined Product Yield and Distribution. We entered into certain offtake agreements for our West Coast system with Shell Oil Products for clean products with varying terms up to 15 years. We currently market and sell all of our refined products independently to a variety of customers either on the spot market or through term agreements.
Tankage Capacity. Martinez has a total tankage capacity of approximately 8.8 million barrels. Of this total, approximately 2.5 million barrels are allocated to crude oil storage with the remaining 6.3 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Martinez refinery consumes approximately 80,000 MMBTU per day of natural gas (including natural gas consumed in hydrogen production) supplied via pipeline from third parties. The Martinez refinery generates some power internally using a combination of steam and gas turbines and purchases any additional needed power from the local utility. The Martinez refinery has a long-term contract to purchase hydrogen from a third-party supplier.

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
Refer to “Note 11 - Related Party Transactions” of our Notes to Consolidated Financial Statements for further discussion regarding the commercial agreements with PBFX.
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
The annual fee under the Omnibus Agreement for the year ended December 31, 2020 was $7.6 million, inclusive of obligations under the Omnibus Agreement to reimburse us for certain compensation and benefit costs of employees who devoted more than 50% of their time to PBFX during the year ended December 31, 2020. We currently estimate to receive $8.3 million, inclusive of estimated obligations under the Omnibus Agreement as a reimbursement for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2021.
Services Agreement
Additionally, PBFX entered into an operation and management services and secondment agreement with us and certain of our subsidiaries (as amended, the “Services Agreement”), pursuant to which we provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses us for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2020, PBFX paid us an annual fee of $8.7 million pursuant to the Services Agreement and we currently estimate to receive the same annual reimbursement pursuant to the Services Agreement for the year ending December 31, 2021.

On February 13, 2019, we amended the existing Amended and Restated Delaware City Rail Terminaling Services Agreement, by and between Delaware City Terminaling Company LLC and us (as amended effective January 1, 2019, the “Amended and Restated Delaware City Rail Terminaling Services Agreement”) for the inclusion of services through certain rail infrastructure at PBFX’s acquired East Coast Storage Assets (the “East Coast Rail Assets”). We also entered into a new Terminaling Services Agreement, by and between Delaware City Terminaling Company and us, with a four-year term starting in 2022, subsequent to the expiration of the Amended and Restated Delaware City Rail Terminaling Services Agreement, related to the DCR Rail Facilities and the East Coast Rail Assets, which will reduce the MVC to 95,000 bpd and includes additional services to be provided by PBFX as operator of facilities owned by our subsidiaries.
The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30-days’ notice.
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel, and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2020, 2019 and 2018, gasoline and distillates accounted for 85.1%, 87.0% and 84.8% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. However, we do have product offtake arrangements for a portion of our clean products. For the year ended December 31, 2020, only one customer, Royal Dutch Shell, accounted for 10% or more of our revenues (approximately 13%). For the years ended December 31, 2019 and 2018, no single customer accounted for 10% or more of our revenues. As of December 31, 2020, only one customer, Royal Dutch Shell, accounted for 10% or more of our total trade accounts receivable (approximately 17%). No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2019.
Seasonality
Traditionally, demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline and diesel prices. However, during 2020, due to the COVID-19 pandemic and related governmental responses, the effects of seasonality on our operating results were skewed. Our operating results have been negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products.
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
Pursuant to its Renewable Fuel Standard, EPA has implemented mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. However, unlike certain of our competitors, we currently do not produce renewable fuels, and increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refineries’ product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to continue to purchase RINs, which historically had, and we expect to have, fluctuating costs based on market conditions. The price of RINs has increased in 2020 and could increase further in 2021.
Corporate Offices
We currently lease approximately 63,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2022. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
We lease approximately 4,000 square feet for our regional corporate office in Long Beach, California. The lease for our Long Beach office expires in 2021. Functions performed in the Long Beach office include overall regional corporate management, planning and strategy, commercial operations, logistics, contract administration, marketing and governmental affairs.
Employees and Human Capital
Safety
We believe our responsibility to our employees, neighbors, members and the environment is only fulfilled through our commitment to safety and reliability. Through rigorous training, sharing of expertise across our sites, continuous monitoring and through promoting a culture of excellence in operations, we continuously strive to keep our people, the communities in which we operate in and the environment safe.
Our focus on safety is also evident in our response to the COVID-19 pandemic. We continue to utilize our COVID-19 response team to implement additional social distancing measures across the workplace in addition to the continued enhancement of personal protective equipment and the cleanliness of our facilities. Through the guidance of our COVID-19 response team, we have started to bring back a portion of our workforce to their primary locations on a phased in approach, and we will continue to rely on our team and the evolution of the COVID-19 pandemic as we evaluate the appropriate time and way in which we will phase in the return of the rest of our workforce.

We are subject to the requirements of the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.
Development and Retention
The development, attraction and retention of employees is a critical success factor for our Company. To support the advancement of our employees, we offer rigorous training and development programs and encourage the sharing of expertise across our sites. We actively promote inclusion and diversity in our workforce at each of our locations and provide our employees with opportunities to give back through engagement in our local communities through supportive educational programs, philanthropic and volunteer activities.
We believe that a combination of competitive compensation and career growth and development opportunities help increase employee morale and reduce voluntary turnover. Our comprehensive benefit packages are competitive in the marketplace and we believe in recognizing and rewarding talent through our various cash and equity compensation programs.
Headcount
As of December 31, 2020, we had approximately 3,638 employees, of which 1,931 are covered by collective bargaining agreements. Our hourly employees are covered by collective bargaining agreements through the United Steel Workers (“USW”), the Independent Oil Workers (“IOW”) and the International Brotherhood of Electrical Workers (“IBEW”). We consider our relations with the represented employees to be satisfactory.

Location	Number of employees	Employees covered by collective bargaining agreements	Collective bargaining agreements	Expiration date
Headquarters	397	—	N/A	N/A
Delaware City refinery	518	358	USW	January 2022
Paulsboro refinery	442	260	IOW	March 2022
Toledo refinery	483	313	USW	February 2022
Chalmette refinery	543	307	USW	January 2022
Torrance refinery	564	297 12	USW IBEW	January 2022 January 2022
Torrance logistics	106	42 4	USW USW	April 2021 January 2022
Martinez refinery	585	314 24	USW IBEW	February 2022 February 2022
Total employees	3,638	1,931

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
We incorporate by reference into this Item the environmental disclosures contained in the following sections of this report:
•Item 1A. “Risk Factors”
◦ We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently;
◦ Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition;
◦ We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate;
◦ We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability;
◦ Changes in laws or standards affecting the transportation of North American crude oil by rail could significantly impact our operations, and as a result cause our costs to increase.
◦ We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
•Item 3. “Legal Proceedings”
•Item 8. “Financial Statements and Supplementary Data”
◦ Note 8 - Accrued Expenses,
◦ Note 10 - Other Long-Term Liabilities and
◦ Note 12 - Commitments and Contingencies

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
We incorporate by reference into this Item the federal and state regulatory requirements disclosures contained in the following sections of this report:
•Item 8. “Financial Statements and Supplementary Data”
◦ Note 12 - Commitments and Contingencies

ITEM 1A. RISK FACTORS
Summary of Risk Factors
Operating in our industry involves a high degree of risk. These risks are discussed more fully below and include, but are not limited to, the following, any of which could have a material adverse effect on our financial condition, results of operations and cash flows:
Risks Related to the COVID-19 Pandemic
•The COVID-19 pandemic and its effects on our liquidity, business, financial condition and results of operations.
Risks Relating to Our Business and Industry
•The price volatility of crude oil, other feedstocks, blendstocks, refined products and fuel and utility services.
•Volatility in commodity prices and refined product demand.
•Crude oil differentials and related factors, which fluctuate substantially.
•Renewable fuels mandates and the cost of RINs.
•Existence of capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.
•Volatility and uncertainty in the credit and capital markets.
•Ability to obtain financing on acceptable terms or at all.
•Significant interruptions or casualty losses at any of our refineries and related assets.
•Interruptions of supply and distribution at our refineries.
•Regulation of emissions of greenhouse gases and other environmental and health and safety regulations.
•Integration of the recently acquired Martinez Refinery into our business.
•A cyber-attack on, or other failure of, our technology infrastructure.
•Competition from companies who have not been adversely impacted as much as we have been by the COVID-19 pandemic.
•Labor disruptions that would interfere with our operations.
•Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events.
•Discontinuation of employment of any of our senior executives or other key employees.
•Product liability and operational liability claims and litigation.
•Changes in our credit profile.

Risks Related to Our Indebtedness

•Our substantial levels of indebtedness.
•Changes in our credit ratings.
•Limitations on our operations arising out of restrictive covenants in our debt instruments.
•Anti-takeover provisions in our indentures.
•The discontinuation of the London Interbank Offering Rate (“LIBOR”), and the adoption of an alternative reference rate.

Risk Factors
You should carefully read the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer.
Risks Related to the COVID-19 Pandemic
The outbreak of the COVID-19 pandemic significantly affected our liquidity, business, financial condition and results of operations in 2020 and caused our market value to substantially decline, and may continue to do so thereafter. There can be no assurance that our liquidity, business, financial condition and results of operations will revert to pre-2020 levels once the impacts of COVID-19 pandemic cease.
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets negatively impacted worldwide economic and commercial activity and financial markets, as well as global demand for petroleum and petrochemical products in 2020 and is expected to continue in 2021. The COVID-19 pandemic and related governmental responses resulted in significant business and operational disruptions, including business closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces. Largely, as a result of decreased demand for our products, our business results and cash flows were significantly adversely impacted by the COVID-19 pandemic. Specifically, PBF Holding’s earnings and cash flow from operations decreased from $388.2 million and $789.6 million in 2019 to $(1,857.5) million and $(820.0) million in 2020, respectively.
In addition, the impact of the COVID-19 pandemic has created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. We expect the combination of significant demand reduction for our refined products and abnormal volatility in oil commodity prices to continue for the foreseeable future. The duration of the impact of the COVID-19 pandemic and these market developments is unknown. The continued negative impact of the COVID-19 pandemic and these market developments on our business and operations will depend on the ongoing severity, location and duration of the effects and spread of COVID-19, the effectiveness of the vaccine programs and the other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume in 2021 or thereafter.
We continue to work with federal, state and local health authorities to respond to COVID-19 cases in the regions we operate and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Many of these measures will continue to have an adverse impact on our business and financial results that we are not currently able to fully quantify. For example, we are continuing to phase back employees to their respective work locations and we are carefully evaluating projects at our refineries and limiting or postponing projects and other non-essential work. Based on market conditions, our refineries operated at reduced rates in 2020 and we expect them to continue to do so until market conditions substantially improve. We significantly reduced our capital expenditures in 2020 and have lowered our capital program for 2021 as compared to historic levels. We have planned a level of capital expenditures we believe will allow us to satisfy and comply with all required safety, environmental and planned regulatory capital commitments and other regulatory requirements, although there are no assurances that we will be able to continue to do so. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak at one of our refineries, may impair our operations, may subject us to fines or penalties assessed by governmental authorities and/or may result in an environmental or safety incident. We may also be subject to liability as a result of claims against us by impacted workers or third parties.

The East Coast Refining Reconfiguration was announced on October 29, 2020 and completed on December 31, 2020. It is expected to provide us with crude optionality and increased flexibility to respond to evolving market conditions. Our East Coast Refining System throughput capacity is approximately 285,000 barrels per day, reflecting the new configuration and idling of certain major processing units. Annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels. There is no certainty that we will be able to achieve these cost savings measures as part of our new configuration.
The persistence or worsening or market conditions related to the COVID-19 pandemic may require us to raise additional capital to meet our obligations and operate our business.
In 2020, low crude oil prices and deteriorating market conditions reduced our borrowing capacity under our asset-based revolving credit agreement (the “Revolving Credit Facility”) and our borrowing capacity is expected to be similarly affected in 2021. Our borrowing base availability under the Revolving Credit Facility was $2,759.2 million as of December 31, 2020. In 2020, we required additional capital and raised approximately $1.8 billion through $1.3 billion of secured debt issuances and approximately $550.0 million of asset divestitures. Certain of these asset divestitures were accompanied by payment and/or purchase obligations that will impact our liquidity in 2021 and beyond. If current market conditions persist or worsen, we may require additional capital to meet these obligations as well as to operate our business, and additional financing and/or assets sales may not be possible on favorable terms or at all. Broad economic factors resulting from the current COVID-19 pandemic, including increasing unemployment rates, substantially reduced travel and reduced business and consumer spending, also affect our business.
Demand for our refined products has significantly declined and we expect reduced demand to continue into 2021.
Business closings and layoffs in the markets we operate has adversely affected demand for our refined products. Sustained deterioration of general economic conditions or weak demand levels persisting in 2021 could require additional actions on our part to lower our operating costs, including temporarily or permanently ceasing to operate units at our facilities, as occurred in 2020 in the case of the East Coast Refining Reconfiguration. There may be significant incremental costs associated with such actions. Continued or further deterioration of economic conditions may harm our liquidity and ability to repay our outstanding debt.
We recorded an impairment charge during the year ended December 31, 2020 and may be required to record additional impairment charges.
We recorded impairment expense totaling $91.8 million for the year ended December 31, 2020, associated with the write-down of certain assets as a result of the East Coast Refining Reconfiguration and other refinery wide project abandonments. In addition, as a result of enduring throughput reductions across our refineries and noticeable decrease in demand for our products, we determined that an impairment triggering event had occurred. Therefore, we performed an impairment assessment on certain long-lived assets as of December 31, 2020. As a result of the impairment test, we determined that our long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life. If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that our assets are impaired requiring evaluation that may result in future impairment charges to earnings. Any impairment could have a material adverse effect on our Consolidated Financial Statements.
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
The foregoing and other continued disruptions to our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, result of operations, financial condition, cash flows and our ability to service our indebtedness and other obligations. There can also be no assurance that our liquidity, business, financial condition and results of operations will revert to pre-2020 levels once the impacts of COVID-19 pandemic cease.
To the extent the COVID-19 pandemic continues to adversely affect our business, financial condition, results of operations and liquidity, it may also have the effect of heightening many of the other risks associated with our company, our business and our industry, as those risk factors are amended or supplemented by reports and documents we file with the SEC after the date of this Form 10-K.
Risks Relating to Our Business and Industry
The price volatility of crude oil, other feedstocks, blendstocks, refined products and fuel and utility services may have a material adverse effect on our revenues, profitability, cash flows and liquidity.
Our revenues, profitability, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil, intermediate partially refined petroleum products, and natural gas liquids that are processed and blended into refined products) at which we are able to sell refined products. Refining is primarily a margin-based business and, to increase profitability, it is important to maximize the yields of high value finished products while minimizing the costs of feedstock and operating expenses. When the margin between refined product prices and crude oil and other feedstock costs contracts, as occurred in 2020, our earnings, profitability and cash flows are negatively affected. While the COVID-19 pandemic was the primary driver of the impact to our earnings, profitability and cash flows in 2020, historically, refining margins have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. An increase or decrease in the price of crude oil will likely result in a similar increase or decrease in prices for refined products; however, there may be a time lag in the realization, or no such realization, of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes.
Although we reduced our crude oil, feedstock and refined product inventories in 2020 to strengthen our financial position in response to the COVID-19 pandemic, historically, the nature of our business has required us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other. For example, during the year ended December 31, 2020, we recorded an adjustment to value our inventories to the lower of cost or market which decreased both income from operations and net income by $268.0 million, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $669.6 million at December 31, 2020.
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
Payment terms for our crude oil purchases are typically longer than those terms we extend to our customers for sales of refined products. Additionally, reductions in crude oil purchases tend to lag demand decreases for our refined products. As a result of this timing differential, the payables for our crude oil purchases are generally proportionally larger than the receivables for our refined product sales. As we are normally in a net payables position, a decrease in commodity prices generally results in a use of working capital. Given we process a significant volume of crude oil, the impact can materially affect our working capital, cash flows and liquidity, all of which were, and continue to be, adversely affected by the COVID-19 pandemic.
Our profitability is affected by crude oil differentials and related factors, which fluctuate substantially.
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been less expensive than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City, Paulsboro, Chalmette, Torrance and Martinez refineries. For our Toledo refinery, aside from recent crude differential volatility, purchased crude prices have historically been slightly above the WTI benchmark, however, such crude slate typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the WTI/Dated Brent or related differentials narrow. A narrowing of the WTI/Dated Brent differential may result in our Toledo refinery losing a portion of its crude oil price advantage over certain of our competitors, which negatively impacts our profitability. In addition, efforts in Canada to control the imbalance between its production and capacity to export crude may continue to result in price volatility and the narrowing of the WTI/WCS differential, which is a proxy for the difference between light U.S. and heavy Canadian crude oil, and may reduce our refining margins and adversely affect our profitability and earnings. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any continued or further narrowing of these differentials could have a material adverse effect on our business and profitability.
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
As protection against these hazards, we maintain insurance coverage against some, but not all, such potential losses and liabilities, including claims against us by third parties relating to our operations and products. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies may increase substantially. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, coverage for hurricane damage can be limited, and coverage for terrorism risks can include broad exclusions. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.
Our insurance program includes a number of insurance carriers. Significant disruptions in financial markets could lead to a deterioration in the financial condition of many financial institutions, including insurance companies and, therefore, we may not be able to obtain the full amount of our insurance coverage for insured events. Even where we have insurance in place, there can be no assurance that the carriers will honor their obligations under the policies.
Our refineries are subject to interruptions of supply and distribution as a result of our reliance on pipelines and railroads for transportation of crude oil and refined products.
Our Toledo, Chalmette, Torrance and Martinez refineries receive a significant portion of their crude oil through our owned, as well as third party, pipelines. These pipelines include the Enbridge system, Capline and Mid-Valley pipelines for supplying crude to our Toledo refinery, the MOEM Pipeline (which is owned by PBFX) and CAM Pipeline for supplying crude to our Chalmette refinery and the San Joaquin Pipeline, San Pablo Bay Pipeline, San Ardo and Coastal Pipeline systems for supplying crude to our Torrance and Martinez refineries. Additionally, our Toledo, Chalmette, Torrance and Martinez refineries deliver a significant portion of the refined products through pipelines. These pipelines include pipelines such as the Sunoco Logistics Partners L.P. and Buckeye Partners L.P. pipelines at Toledo, the Collins pipeline (which is owned by PBFX) at our Chalmette refinery, the Jet Pipeline to the Los Angeles International Airport, the Product Pipeline to Vernon and the Product Pipeline to Atwood at our Torrance refinery and the KinderMorgan SFPP North Pipeline at our Martinez refinery. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third-party action or casualty or other events.

The Delaware City rail unloading facilities and the East Coast Storage Assets allow our East Coast Refining System to source WTI-based crudes from Western Canada and the Mid-Continent, which may provide significant cost advantages versus traditional Brent-based international crudes in certain market environments. Any disruptions or restrictions to our supply of crude by rail due to problems with third-party logistics infrastructure or operations or as a result of increased regulations, could increase our crude costs and negatively impact our results of operations and cash flows.
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
Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, in September 2016, the state of California enacted Senate Bill 32 which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. Two regulations implemented to achieve these goals are Cap-and-Trade and the Low Carbon Fuel Standard (“LCFS”). In 2012, CARB implemented Cap-and-Trade. This program currently places a cap on GHGs and we are required to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel. In 2009, CARB adopted the LCFS, which required a 10% reduction in the carbon intensity of gasoline and diesel by 2020. In 2018, CARB amended the LCFS to require a 20% reduction by 2030. Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or we are unable to pass through costs to our customers, we have to pay a higher price for credits or if we are otherwise unable to meet our compliance obligations, our financial condition and results of operations could be adversely affected.

On September 23, 2020, the California Governor issued Executive Order N-79-20 (“N-79-20 Order”) intended to further reduce GHGs within the state. The N-79-20 Order sets a 2035 goal of no sale of internal combustion engines for passenger cars and pickup trucks within California, and a 2045 goal of no sale of internal combustion engine medium- and heavy-duty trucks, and off-road vehicles and equipment. However, the N-79-20 Order would still allow used internal combustion engine vehicles to be used and sold after these dates. The N-79-20 Order encourages zero emissions technologies such as electric vehicles, and accelerated deployment of affordable fueling and charging options. It is currently uncertain how the N-79-20 Order may be ultimately implemented by various California regulatory agencies. In the event we do incur increased costs as a result of increased efforts to control GHG emissions through future adopted regulatory requirements, we may not be able to pass these costs to our customers. These future regulatory requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.
We may not be able to successfully integrate the recently acquired Martinez refinery into our business, or realize the anticipated benefits of this acquisition.
The integration of the recently acquired Martinez refinery into our operations has been impacted by the COVID-19 pandemic and may continue to be a complex and time-consuming process that may not be successful. Even if we successfully integrate this business into our operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this acquisition may prove to be incorrect. This acquisition involves risks, including:
•unexpected losses of key employees, customers and suppliers of the acquired operations;
•challenges in managing the increased scope, geographic diversity and complexity of our operations;
•diversion of management time and attention from our existing business;
•liability for known or unknown environmental conditions or other contingent liabilities and greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results; and
•the incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets.
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
The potential for such security threats or system failures has subjected our operations to increased risks that could have a material adverse effect on our business. To the extent that these information systems are under our control, we have implemented measures such as virus protection software, emergency recovery processes and a formal disaster recovery plan to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe, and our formal disaster recovery plan and other implemented measures may not prevent delays or other complications that could arise from an information systems failure. If a key system were hacked or otherwise interfered with by an unauthorized user, or were to fail or experience unscheduled downtime for any reason, even if only for a short period, or any compromise of our data security or our inability to use or access these information systems at critical points in time, it could unfavorably impact the timely and efficient operation of our business, damage our reputation and subject us to additional costs and liabilities. The implementation of social distancing measures and other limitations on our workforce in response to the COVID-19 pandemic have necessitated portions of our workforce switching to remote work arrangements. The increase in companies and individuals working remotely has increased the frequency and scope of cyber-attacks and the risk of potential cybersecurity incidents, both deliberate attacks and unintentional events. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, if we were to be subject to a material successful cyber intrusion, it could result in remediation or service restoration costs, increased cyber protection costs, lost revenues, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, financial condition, results of operations and cash flows.
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

In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:
•the volumes of our actual use of crude oil or natural gas or production of the applicable refined products is less than the volumes subject to the hedging arrangement;
•accidents, interruptions in feedstock transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect our refineries, or those of our suppliers or customers;
•changes in commodity prices have a material impact on collateral and margin requirements under our hedging arrangements, resulting in us being subject to margin calls;
•the counterparties to our derivative contracts fail to perform under the contracts; or
•a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
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
Our cash flow from operations decreased from $789.6 million in 2019 to a loss of $820.0 million in 2020. If our cash flow from operations does not improve in 2021 or we cannot otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long-term capital needs. Our short-term working capital needs are primarily related to financing certain of our crude oil and refined products inventory not covered by our various supply and Inventory Intermediation Agreements.
If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Termination of our Inventory Intermediation Agreements with J. Aron, which are currently scheduled to expire in 2021, would require us to finance the J. Aron Products covered by the agreements, which financing may not be available at terms that are as favorable or at all. We are obligated to repurchase from J. Aron all volumes of the J. Aron Products upon expiration or earlier termination of these agreements, which may have a material adverse impact on our liquidity, working capital and financial condition. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to repay our indebtedness and other contractual obligations, support ongoing capital expenditures for equipment maintenance and upgrades, including during turnarounds at our refineries, and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.

In addition, from time to time, we are required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. In connection with the Paulsboro and Torrance acquisitions, we assumed certain significant environmental obligations, and may similarly do so in future acquisitions. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our liquidity and financial condition will affect our ability to satisfy any and all of these needs or obligations.
We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
    In the past, global financial markets and economic conditions have been, and may again be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and generally weak economic conditions. In addition, the fixed income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions, including as a result of the impact of the COVID-19 pandemic. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally, which may be subject to unforeseen disruptions, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due.
Our results of operations continue to be impacted by significant costs to comply with renewable fuels mandates. The market prices for RINs have been volatile and may harm our profitability.
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the Renewable Fuel Standard, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the Renewable Fuel Standard, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels increases annually over time until 2022. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. The price of RINS has increased in 2020 and could increase further in 2021. We incurred approximately $326.4 million in RINs costs during the year ended December 31, 2020 as compared to $122.7 million and $143.9 million during the years ended December 31, 2019 and 2018, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability.

Competition from companies who have not been adversely impacted as much as we have been by the COVID-19 pandemic, produce their own supply of feedstocks, have extensive retail outlets, make alternative fuels or have greater financial and other resources than we do could materially and adversely affect our business and results of operations.
Our refining operations compete with domestic refiners and marketers in regions of the United States in which we operate, as well as with domestic refiners in other regions and foreign refiners that import products into the United States. In addition, we compete with other refiners, producers and marketers in other industries that supply their own renewable fuels or alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. Many of our competitors have not been adversely impacted by the COVID-19 pandemic as much as we have been impacted. Certain of our competitors have larger and more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do and access to proprietary sources of controlled crude oil production. Unlike these competitors, we obtain substantially all of our feedstocks from unaffiliated sources. We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil supply and other feedstocks or intense price fluctuations and they may also be able to obtain more favorable trade credit terms.
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
Most hourly employees at our refineries are covered by collective bargaining agreements through the USW, the IOW and the IBEW. These agreements are scheduled to expire on various dates in 2021 and 2022 (See “Item 1. Business” - Employees). Future negotiations prior to the expiration of our collective agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.

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
Delays or cost increases related to capital spending programs involving engineering, procurement and construction of new facilities (or improvements and repairs to our existing facilities and equipment, including turnarounds) could adversely affect our ability to achieve targeted internal rates of return and operating results. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:
•denial or delay in obtaining regulatory approvals and/or permits;
•unplanned increases in the cost of construction materials or labor;
•disruptions in transportation of modular components and/or construction materials;
•severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;
•shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•market-related increases in a project’s debt or equity financing costs; and/or
•non-performance or force majeure by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.
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
Product liability and operational liability claims and litigation could adversely affect our business and results of operations.
Product liability and liability arising from our operations are significant risks. Substantial damage awards have been made in certain jurisdictions against manufacturers and resellers of petroleum products based upon claims for injuries and property damage caused by the use of or exposure to various products. Failure of our products to meet required specifications or claims that a product is inherently defective could result in product liability claims from our shippers and customers, and also arise from contaminated or off-specification product in commingled pipelines and storage tanks and/or defective fuels. We may also be subject to personal injury claims arising from incidents that occur in connection with or relating to our operations. Product liability and personal injury claims against us could have a material adverse effect on our business, financial condition or results of operations.
Potential further laws and regulations related to climate change could have a material adverse impact on our operations and adversely affect our facilities.
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
Our transportation activities are subject to regulation by multiple governmental agencies. The regulatory burden on the industry increases the cost of doing business and affects profitability. Additional proposals and proceedings that affect the oil industry are regularly considered by Congress, the states, the FERC, the United States Department of Transportation, and the courts. We cannot predict when or whether any such proposals may become effective or what impact such proposals may have. Projected operating costs related to our pipelines reflect the recurring costs resulting from compliance with these regulations, and these costs may increase due to future acquisitions, changes in regulation, changes in use, or discovery of existing but unknown compliance issues.
We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.
We are subject to the requirements of the OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, process safety standards and control of occupational exposure to regulated substances, could result in claims against us that could have a material adverse effect on our results of operations, financial condition and the cash flows of the business if we are subjected to significant fines or compliance costs.
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
Changes in our credit profile could affect the way crude oil and other suppliers view our ability to make payments and induce them to shorten the payment terms for our purchases or require us to post security or letters of credit prior to payment. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by these suppliers of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could cause us to be unable to operate one or more of our refineries at full capacity.

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
We may incur significant liabilities under, or costs and capital expenditures to comply with, health, safety, environmental and other laws and regulations, which are complex and change frequently. Our operations are subject to federal, state and local laws regulating, among other things, the handling of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, and remediation of discharges of petroleum and petroleum products, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment. Our operations are also subject to extensive laws and regulations relating to occupational health and safety, in addition to laws and regulations affecting the transportation of crude oil by rail in North America.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2020, we have total debt of $3,985.5 million, excluding unamortized deferred debt issuance costs of $45.3 million, and we could incur additional borrowings under our Revolving Credit Facility. As disclosed in this Annual Report on Form 10-K, on May 13, 2020, we issued $1.0 billion in aggregate principal amount of 9.25% senior secured notes due 2025 (the “initial 2025 Senior Secured Notes”), and on December 21, 2020, we issued $250.0 million in aggregate principal amount of 9.25% senior secured notes due 2025 (the “additional 2025 Senior Secured Notes” and together with the initial 2025 Senior Secured Notes, the 2025 Senior Secured Notes), and on January 24, 2020, we issued $1.0 billion of the 2028 Senior Notes, the proceeds of which were used primarily to fully redeem the 7.00% senior notes due 2023 (the “2023 Senior Notes”) and to fund a portion of the cash consideration for the Martinez Acquisition. Additionally, during the year ended December 31, 2020, we used advances under our Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes. The amounts set forth above do not include any post-closing payments in connection with the Martinez Acquisition to the seller if certain conditions are met, including earn-out payments based on certain earnings thresholds of the Martinez refinery (as set forth in the sale and purchase agreement, for a period of up to four years following the closing date). We may incur additional indebtedness in the future including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2020 to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt ( including secured debt) and also may limit the extent to which we may make new investments or incur new liens.
The level of our indebtedness has several important consequences for our future operations, including that:
•a portion of our cash flow from operations will be dedicated to the payment of principal of, and interest on, our indebtedness and will not be available for other purposes;
•under certain circumstances, covenants contained in our existing debt arrangements limit our ability to borrow additional funds, dispose of assets and make certain investments;
•in certain circumstances these covenants also require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;
•our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited; and
•we may be at a competitive disadvantage to those of our competitors that are less leveraged; and we may be more vulnerable to adverse economic and industry conditions.
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
Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur substantially more debt, which could exacerbate the risks described above.
We and our subsidiaries may be able to incur additional indebtedness in the future including additional secured or unsecured debt. Although our debt instruments and financing arrangements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our current debt levels, the leverage risks described above would increase. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.
Our future credit ratings could adversely affect the cost of our borrowing as well as our ability to obtain credit in the future.
On January 24, 2020, we issued the 2028 Senior Notes. The proceeds from this offering were used in part to subsequently redeem our outstanding 2023 Senior Notes. In response to the impact of COVID-19 on our financial condition and business, to strengthen our liquidity, on May 13, 2020, we issued the initial 2025 Senior Secured Notes and then, on December 21, 2020, we issued the additional 2025 Senior Secured Notes in a tack-on offering. The 2028 Senior Notes and the 2025 Senior Notes are rated B3 by Moody’s, B+ by S&P, and B+ by Fitch. The 2025 Senior Secured Notes are rated Ba3 by Moody’s, BB by S&P, and BB by Fitch. During the fourth quarter of 2020, each of our credit rating agencies downgraded our corporate family rating as well as our unsecured and secured notes ratings, with all ratings on negative outlook. As a result of the downgrades, the cost of borrowings under our Revolving Credit Facility increased in accordance with the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”). If the current market conditions persist or deteriorate, we expect that the credit rating agencies will continue to re-evaluate our corporate credit rating and the ratings of our unsecured and secured notes. Adverse changes in our credit ratings may also negatively impact the terms of credit we receive from our suppliers and require us to prepay or post collateral. Further adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may further increase our cost of borrowings or hinder our ability to raise financing in the capital markets or have an unfavorable impact on the credit terms we have with our suppliers, which could impair our ability to grow our business, increase our liquidity and make cash distributions to our members.
Provisions in our indentures and other agreements could discourage an acquisition of us by a third-party.
Certain provisions of our indentures could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of certain transactions constituting a “change of control” as described in the indentures governing the 2025 Senior Notes, the 2025 Senior Secured Notes and the 2028 Senior Notes, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase. Certain other significant agreements of ours such as our Revolving Credit Agreement and Intermediation Agreements with J. Aron also contain provisions related to a change in control that could make it more difficult or expensive for a third-party to acquire us.
Restrictive covenants in our debt instruments, including the indentures governing our notes, may limit our ability to undertake certain types of transactions, which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.
Various covenants in our current and future debt instruments and other financing arrangements, including the indentures governing our notes, may restrict our and our subsidiaries’ financial flexibility in a number of ways. Our current indebtedness and the indentures that govern our notes subject us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of our debt instruments also require our subsidiaries to satisfy or maintain certain financial condition tests in certain circumstances. Our ability to meet these financial condition tests can be affected by events beyond our control and we may not meet such tests. In addition, a failure to comply with the provisions of our existing debt could result in an event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Events beyond our control, including the impact of the COVID-19 pandemic and related governmental responses and developments in the global oil markets, may affect our ability to comply with our covenants. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full.
If we incur indebtedness provided or guaranteed by the U.S. Government, including pursuant to the Coronavirus Aid, Relief and Economic Security Act, signed into law on March 27, 2020, we may become subject to additional restrictions on our operations, including limitations on employee headcount and compensation reductions and other cost reduction activities that could adversely affect us.

The discontinuation of LIBOR, and the adoption of an alternative reference rate, may have a material adverse impact on our floating rate indebtedness and financing costs.
We are subject to interest rate risk on floating interest rate borrowings under our Revolving Credit Facility and our $35.0 million term loan (the “PBF Rail Term Loan”). These borrowings have the optionality to use LIBOR as a benchmark for establishing the interest rate. On November 30, 2020, the ICE Benchmark Administration (“IBA”) announced that it intends to continue publishing LIBOR until the end of June 2023, beyond the previously announced 2021 cessation date. The IBA announcement was supported by announcements from the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency (the “U.S. Regulators”). However, both the FCA and U.S. Regulators in their announcements also advised banks to cease entering into new contracts referencing LIBOR after December 2021. These announcements indicate that the continuation of LIBOR on the current basis may not be assured after 2021 and will not be assured beyond 2023. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined, or regulatory activity related to LIBOR’s phaseout, could cause LIBOR to perform differently than in the past or cease to exist.
In the United States, the Alternative Reference Rates Committee (the working group formed to recommend an alternative rate to LIBOR) has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. There can be no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR or what its adoption as a replacement rate would have on us. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of SOFR as the replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on our floating rate indebtedness and financing costs.
Risks Related to Our Organizational Structure
Under a tax receivable agreement, PBF Energy is required to pay the pre-IPO owners of PBF LLC for certain realized or assumed tax benefits it may claim arising in connection with its initial public offering and future exchanges of PBF LLC Series A Units for shares of its Class A common stock and related transactions (the “Tax Receivable Agreement”). The indentures governing the senior notes allow us, under certain circumstances, to make distributions sufficient for PBF Energy to pay its obligations arising from the Tax Receivable Agreement.
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
PBF Energy’s liability for the Tax Receivable Agreement was reduced to zero as of December 31, 2020. As PBF Energy records future taxable income, increases in its Tax Receivable Agreement liability may be necessary. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments. Moreover, future payments under the Tax Receivable Agreement will be based on the tax reporting positions that PBF Energy determines in accordance with the Tax Receivable Agreement. Neither PBF Energy nor any of its subsidiaries will be reimbursed for any payments previously made under the Tax Receivable Agreement if the Internal Revenue Service subsequently disallows part or all of the tax benefits that gave rise to such prior payments.
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
On September 11, 2020, DCR received two Citations and Notification of Penalties, with sub-parts, from OSHA related to a combustion incident occurring on March 11, 2020. The citation seeks to impose penalties in the amount of $401,923 related to alleged violations of the Occupation Safety and Health Act of 1970. An informal conference with OSHA on October 2, 2020 was unsuccessful in resolving the matter, and, as a result, DCR filed a Notice of Contest with OSHA contesting the citations in their entirety at the end of the informal conference. OSHA filed its Complaint on December 13, 2020, and DCR filed its response on January 4, 2021. OSHA and DCR participated in mandatory meditation on February 2, 2021, which was unsuccessful. On February 25, 2021, the Occupational Safety and Health Review Commission granted the parties’ Joint Motion for Additional Time for the Parties to Discuss Settlement. The parties now have until March 26, 2021 to notify the court as to the outcome of such discussions. If the settlement negotiations are unsuccessful, the matter will proceed to litigation.

In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities. Furthermore, in connection with the acquisition, we assumed responsibility for certain specified environmental matters that occurred prior to our ownership of the refinery and logistics assets, including specified incidents and/or Notices of Violations (“NOVs”) issued by regulatory agencies in various years before our ownership, including the South Coast Air Quality Management District (“SCAQMD”) and the Division of Occupational Safety and Health of the State of California (“Cal/OSHA”).
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
On May 8, 2020, we received a letter from the SCAQMD proposing to settle a NOV relating to Title V deviations alleged to have occurred in the first half of 2017 for $878,450. We have offered to settle the NOV for approximately $430,000 and are awaiting a response from the SCAQMD.
On February 4, 2021, we received a letter from the SCAQMD proposing to settle a NOV relating to Title V deviations alleged to have occurred in the second half of 2017 for $1.3 million. We are evaluating the allegations and will be communicating with the SCAQMD regarding the allegations and the settlement offer upon the completion of our review.
On November 30, 2020, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) issued a draft Stipulated Order to the Martinez refinery in connection with alleged total suspended solids exceedances that occurred in March 2020, which draft order included a proposed penalty of $310,000. Subsequently, the RWQCB proposed to settle these alleged exceedances for $126,000. We are reviewing and will be communicating with the RWQCB regarding the allegations and the revised settlement offer upon the completion of our review.
As the ultimate outcomes of the matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.

On December 5, 1990, prior to our ownership of the Chalmette refinery, the plaintiff in Adam Thomas, et al. v. Exxon Mobil Corporation and Chalmette Refining, filed an action on behalf of himself and potentially thousands of other individuals in St. Bernard Parish and Orleans Parish who were allegedly exposed to hydrogen sulfide and sulfur dioxide as a result of more than 100 separate flaring events that occurred between 1989 and 2010. The plaintiffs claimed to have suffered physical injuries, property damage, and other damages as a result of the releases. Plaintiffs seek to recover unspecified compensatory and punitive damages, interest, and costs. On June 18, 2020, plaintiffs and defendants entered into a settlement agreement and release, the terms and conditions of which are confidential. On that same date, the court entered a final judgment that dismissed with prejudice all claims asserted against defendants in this matter. The outcome did not have a material impact on our financial position, results of operations or cash flows.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF Energy, and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultrahazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs’ added an additional plaintiff, Hany Youssef. On March 18, 2019, the class certification hearing was held and the court took the matter under submission. On April 1, 2019, the court issued an order denying class certification. On April 15, 2019, plaintiffs filed a Petition for Permission to Appeal the Order Denying Motion for Class Certification. On May 3, 2019, plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the court. On February 9, 2021, the court issued an order taking both motions under submission pending additional discovery and briefing related to plaintiff Youssef and whether a new class representative should be substituted. The Court has also ordered that the rebuttal expert disclosure deadline, the expert discovery cut-off, the motion hearing cut-off, and all other case deadlines be stayed pending the court’s decision as to whether the case can proceed with a new class representative and whether defendants will be permitted to conduct additional soil vapor sampling in the ground subclass area. Trial was previously scheduled to commence on July 27, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

On September 18, 2018, in Michelle Kendig and Jim Kendig, et al. v. ExxonMobil Oil Corporation, et al., PBF Energy Limited and Torrance Refining along with ExxonMobil Oil Corporation and ExxonMobil Pipeline Company were named as defendants in a class action and representative action complaint filed on behalf of Michelle Kendig, Jim Kendig and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleged failure to authorize and permit uninterrupted rest and meal periods, failure to furnish accurate wage statements, violation of the Private Attorneys General Act and violation of the California Unfair Business and Competition Law. Plaintiffs sought unspecified economic damages, statutory damages, civil penalties provided by statute, disgorgement of profits, injunctive relief, declaratory relief, interest, attorney’s fees and costs. To the extent that plaintiffs’ claims accrued prior to July 1, 2016, ExxonMobil has retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery and logistics assets. On October 26, 2018, the matter was removed to the Federal Court, California Central District. A mediation hearing between the parties was held on August 23, 2019, and the parties reached a tentative agreement in principle to settle. On March 17, 2019, plaintiffs filed with the court a Notice of Motion and Motion for Preliminary Approval of Settlement Agreement for the Court’s approval of the proposed settlement pursuant to which Torrance Refining would pay $2.9 million to resolve the matter and receive a full release and discharge from any and all claims and make no admission of any wrongdoing or liability. On May 1, 2020 the court entered an order preliminarily approving the proposed settlement. On August 6, 2020, the settlement of $2.9 million was paid to the class claims administrator. On August 17, 2020 the court granted approval of the final settlement.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleging numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Op Co, Chalmette Refining, two individual employees of the Chalmette refinery (the “PBF Defendants”), two entities, PBF Consultants, LLC (“PBF Consultants”) and PBF Investments that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while employed by Clean Harbors and performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. On September 25, 2018, the PBF Defendants filed an answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On April 15, 2019, the Federal Magistrate Judge filed a Report and Recommendation denying Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On June 24, 2019, the Federal Judge adopted the Magistrate Judge’s Report and Recommendation denying plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On September 18, 2020, the Federal Magistrate Judge granted plaintiff’s motion to amend in order to add a non-diverse plaintiff and remand to state court. PBF Defendants filed an opposition to plaintiff’s motion to amend on October 2, 2020. On October 5, 2020, the Magistrate Judge granted plaintiff’s motion to amend and remanded the case back to state court. Discovery will continue in state court. We cannot currently estimate the amount or the timing of the resolution of this matter. The PBF Defendants previously issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. Clean Harbors has accepted the tender of defense and indemnity, and Clean Harbors’ insurer has accepted the tender of defense and indemnity subject to a reservation of rights. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.

In Varga, Sabrina, et al., v. CRU Railcar Services, LLC, et al., we and other of our entities were named as defendants along with CRU Railcar Services, LLC (“CRU”) in a lawsuit arising from a railcar explosion that occurred while CRU employees were cleaning a railcar owned by us. The initial lawsuit alleged that an employee of CRU was fatally injured as a result of the explosion. On July 5, 2019, a petition for intervention was filed alleging that another CRU employee was fatally injured in the same explosion. On October 7, 2019, a third CRU employee joined the lawsuit alleging severe injuries from the incident. We have issued a tender of defense and indemnity to CRU and its insurer pursuant to indemnity obligations contained in the associated services agreement which have not been accepted at this time. Discovery is currently ongoing and the trial date is currently set for April 12, 2021. We cannot currently estimate the amount or the timing of the resolution of this matter. We presently believe the outcome will not have a material impact on our financial position, results of operations or cash flows.
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
Holders
At December 31, 2020, 100% of our outstanding membership interests were held by PBF LLC. PBF Finance had 100 shares of common stock outstanding, all of which were held by us. None of the membership interests are publicly-traded, and none were issued or sold in 2020.
Dividend and Distribution Policy
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make distributions; however, our ability to make distributions to PBF LLC is, and in the future may be, limited by covenants in our Revolving Credit Facility, the 2025 Senior Secured Notes, the 2028 Senior Notes, the 2025 Senior Notes and other debt instruments. Subject to certain exceptions, the Revolving Credit Facility and the indentures governing the senior notes and the senior secured notes prohibit us from making distributions to PBF LLC if certain defaults exist. Our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.
We are a holding company and all of our operations are conducted through our subsidiaries. We have no independent means of generating revenue other than through assets owned by our subsidiaries. In order for us to make any distributions, we will need to cause our subsidiaries to make distributions to us. We and our subsidiaries are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets. As a result, we may be unable to obtain cash from our subsidiaries to satisfy our obligations and make distributions to PBF LLC, when necessary.
We make, from time to time, cash distributions in amounts sufficient for PBF LLC to make tax distributions to its members and may make additional distributions to the extent necessary for PBF Energy to declare and pay a quarterly cash dividend of approximately $0.30 per share on its Class A common stock. The declaration, amount and payment of this and any other future distributions by us will be at the sole discretion of our board of directors and the board of directors of PBF Energy, which is the sole managing member of our sole member (PBF LLC), and we are not obligated under any applicable laws, governing documents or any contractual agreements with PBF LLC’s existing owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members). In response to the adverse impact caused by the COVID-19 pandemic, PBF Energy, among other things, suspended its quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter, to support its balance sheet. While it is impossible to estimate the duration or ultimate financial impact of the COVID-19 pandemic on our business, we will continue to monitor and evaluate our distribution policy as market conditions develop and our business outlook becomes clearer. See “Item 1A. Risk Factors”.
We paid $23.1 million in distributions to PBF LLC during the year ended December 31, 2020. PBF LLC used $19.5 million of this amount to fund a portion of one non-tax distributions of $0.30 per unit to its members totaling $36.3 million, of which $35.9 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $35.9 million to pay one equivalent cash dividends of $0.30 per share of its Class A common stock on March 17, 2020.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of our results of operations and financial condition should be read in conjunction with “Item 1. Business”, “Item 1A. Risk Factors”, “Item 2. Properties”, and “Item 8. Financial Statements and Supplementary Data”, respectively, included in this Annual Report on Form 10-K.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking information in this Annual Report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•the effect of the COVID-19 pandemic and related governmental and consumer responses on our business, financial condition and results of operations;
•our ability to target and execute expense reduction measures in 2021 and thereafter;
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
•our substantial indebtedness, including the impact of the recent downgrades to our corporate credit rating, secured notes and unsecured notes;
•our expectations with respect to our capital improvement and turnaround projects;
•our supply and inventory intermediation arrangements expose us to counterparty credit and performance risk;

•termination of our Inventory Intermediation Agreements with J. Aron, which could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain J. Aron Products located at our J. Aron Storage Tanks upon termination of these agreements;
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
•market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard and GHG emission credits required to comply with various GHG emission programs, such as AB32;
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

Executive Summary
We were formed in March 2008 to pursue the acquisitions of crude oil refineries and downstream assets in North America. We own and operate six domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. Based on current configuration (subsequent to the East Coast Refining Reconfiguration), our refineries have a combined throughput of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into one reportable segment.
Factors Affecting Comparability
Our results over the past three years have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices, which are expected to continue for the foreseeable future. Our results for the year ended December 31, 2020 were impacted by the sustained decreased demand for refined products and the significant decline in the price of crude oil, both of which negatively impacted our revenues, cost of products sold and operating income and lowered our liquidity. Throughput rates across our refining system also decreased and we are currently operating our refineries at reduced rates. Refer to “Item 1. Business - Recent Developments” and “Item 1A. Risk Factors” for further information.
East Coast Refining Reconfiguration
On December 31, 2020, we completed the East Coast Refining Reconfiguration. As part of the reconfiguration process, we idled certain of our major processing units at the Paulsboro refinery, resulting in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. Based on this reconfiguration, our East Coast throughput capacity is approximately 285,000 barrels per day.
Turnaround Costs and Assets under Construction
As a result of the East Coast Refining Reconfiguration, certain major processing units were temporarily idled. As such, we accelerated the recognition of approximately $56.2 million of unamortized deferred turnaround costs associated with these idled units. Additionally, we abandoned certain projects related to assets under construction related to these idled assets, resulting in an impairment charge of approximately $11.9 million.
Capital Project Abandonments
In connection with our ongoing strategic initiative to address the COVID-19 pandemic, including our East Coast Refining Reconfiguration, we reassessed our refinery wide slate of capital projects that were either in process or not yet placed into service as of December 31, 2020. Based on this reassessment and our strategic plan to reduce capital expenditures, we decided to abandon various capital projects across the refining system, resulting in an impairment charge of approximately $79.9 million.

Severance Costs
Following the onset of the COVID-19 pandemic, we have implemented a number of cost reduction initiatives to strengthen our financial flexibility and rationalize overhead expenses, including reductions in our workforce. During the second quarter of 2020, we reduced headcount across our refineries, which resulted in approximately $12.9 million of severance related costs. Additionally, as a result of the East Coast Refining Reconfiguration, we incurred charges in the fourth quarter of 2020 of approximately $11.8 million of severance related expenses. These severance costs are included in general and administrative expenses.
Early Return of Railcars
In the fourth quarter of 2020 we agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of our railcar fleet. Under the terms of the lease amendment, we agreed to pay amounts in lieu of satisfaction of return conditions (the “early termination penalty”). As a result, we recognized an expense of $12.5 million within Cost of sales, consisting of charges for the early termination penalty and charges related to the remaining lease payments associated with the railcars identified within the amended lease, all of which were idled and out of service as of December 31, 2020.
In the third quarter of 2018 we agreed to voluntarily return a portion of railcars under an operating lease in order to rationalize certain components of our railcar fleet. Under the terms of the lease amendment, we agreed to pay the early termination penalty and a reduced rental fee over the remaining term of the lease. As a result, we recognized an expense of $52.3 million for the year ended December 31, 2018 included within Cost of sales consisting of (i) a $40.3 million charge for the early termination penalty and (ii) a $12.0 million charge related to the remaining lease payments associated with the railcars identified within the amended lease, all of which were idled and out of service as of December 31, 2018.
Torrance Land Sales
On December 30, 2020, August 1, 2019 and August 7, 2018, we closed on third-party sales of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sales resulted in gains of approximately $8.1 million, $33.1 million and $43.8 million in the fourth quarter of 2020, third quarter of 2019 and third quarter of 2018, respectively, included within Gain on sale of assets in the Consolidated Statements of Operations.
Sale of Hydrogen Plants
On April 17, 2020, we closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, we entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months). The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which we will be reimbursed, during the term of the agreement. In August 2020, the parties executed long-term supply agreements pursuant to which Air Products will supply the Products for a term of fifteen years at these same refineries.

Debt and Credit Facilities
Credit Ratings
During the fourth quarter of 2020, each of our credit rating agencies downgraded our corporate family rating as well as our unsecured and secured notes ratings, with all ratings on negative outlook as the refining sector continues to experience weak refining margins due to the COVID-19 pandemic and related negative demand impact. As a result of the downgrade, the cost of borrowing under our Revolving Credit Facility has increased in accordance with the Revolving Credit Agreement. The 2028 Senior Notes and the 2025 Senior Notes are rated B3 by Moody’s, B+ by S&P, and B+ by Fitch. The 2025 Senior Secured Notes are rated Ba3 by Moody’s, BB by S&P, and BB by Fitch.
Catalyst Financing Obligations
On September 25, 2020, we closed on agreements to sell a portion of our precious metals catalyst to certain major commercial banks for approximately $51.9 million and subsequently leased the catalyst back. The precious metals financing arrangements cover a portion of the catalyst used in our East Coast Refining System, Martinez and Toledo refineries. The volumes of the precious metal catalyst and the interest rates are fixed over the term of each financing arrangement. We are obligated to repurchase the precious metals catalyst at fair market value upon expiration of these leases, and the earliest expiration is September 2021. For all leases not renewed at maturity, we have the ability and intent to finance such debt through availability under our Revolving Credit Facility.
Senior Notes
On May 13, 2020, we issued $1.0 billion in aggregate principal amount of the initial 2025 Senior Secured Notes. The net proceeds from this offering were approximately $982.9 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
On December 21, 2020, we issued $250.0 million, in a tack-on offering, in aggregate principal amount of the additional 2025 Senior Secured Notes. The net proceeds from this offering were approximately $245.7 million after deducting the initial purchasers’ discount and estimated offering expenses. We used the net proceeds for general corporate purposes.
On January 24, 2020, we issued $1.0 billion in aggregate principal amount of the 2028 Senior Notes. The net proceeds from this offering were approximately $987.0 million after deducting the initial purchasers’ discount and offering expenses. We used $517.5 million of the proceeds to fully redeem our 2023 Senior Notes and the balance to fund a portion of the cash consideration for the Martinez Acquisition.
On February 14, 2020, we exercised our rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and has been classified as Debt extinguishment costs in the Consolidated Statements of Operations for the year ending December 31, 2020.
Refer to “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements, for further information.

PBF Holding Revolving Credit Facility
During the year ended December 31, 2020, we used advances under our Revolving Credit Facility to fund a portion of the Martinez Acquisition and for other general corporate purposes.
On May 2, 2018, us and certain of our wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced our existing asset-based revolving credit agreement dated as of August 15, 2014 (the “August 2014 Revolving Credit Agreement”) with the Revolving Credit Facility. Among other things, the Revolving Credit Facility increases the maximum commitment available to us from $2.6 billion to $3.4 billion, extends the maturity date to May 2023, and redefines certain components of the Borrowing Base, as defined in the Revolving Credit Agreement, to make more funding available for working capital and other general corporate purposes. In addition, an accordion feature allows for commitments of up to $3.5 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are consistent with the August 2014 Revolving Credit Agreement and further described in “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.
The outstanding borrowings under the Revolving Credit Facility as of December 31, 2020 were $900.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019 and 2018, respectively.
Martinez Acquisition
We acquired the Martinez refinery and related logistics assets from Shell Oil Products on February 1, 2020 for an aggregate purchase price of $1,253.4 million, including final working capital of $216.1 million and the obligation to make certain post-closing earn-out payments to Shell Oil Products based on certain earnings thresholds of the Martinez refinery for a period of up to four years (the “Martinez Contingent Consideration”). The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes, and borrowings under the Revolving Credit Facility.
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
Inventory Intermediation Agreements
The Inventory Intermediation Agreements with J. Aron were amended in the first quarter of 2019 and amended and restated in the third quarter of 2019, pursuant to which certain terms of the Inventory Intermediation Agreements were amended, including, among other things, the maturity date. On March 29, 2019, the Inventory Intermediation Agreement by and among J. Aron, us and DCR was amended to add the East Coast Storage Assets as a location and crude oil as a new product type to be included in the products sold to J. Aron by DCR. On August 29, 2019, the Inventory Intermediation Agreement by and among J. Aron, us and PRC was extended to December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022, and the Inventory Intermediation Agreement by and among J. Aron, us and DCR was extended to June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. We intend to either extend or replace the Inventory Intermediation Agreements prior to their expirations.

Pursuant to each Inventory Intermediation Agreement, J. Aron continues to purchase and hold title to the J. Aron Products produced by the refinery, and delivered into our J. Aron Storage Tanks. The J. Aron Products are sold back to us as they are discharged out of our J. Aron Storage Tanks. J. Aron has the right to store the J. Aron Products purchased in tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. At expiration or termination of each of the Inventory Intermediation Agreements, we will have to repurchase the inventories outstanding under the applicable Inventory Intermediation Agreement at that time. PBF Holding continues to market and sell the J. Aron Products independently to third parties.
Renewable Fuels Standard
We are subject to obligations to purchase RINs required to comply with the Renewable Fuels Standard. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We incurred approximately $326.4 million in RINs costs during the year ended December 31, 2020 as compared to $122.7 million and $143.9 million during the years ended December 31, 2019 and 2018, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
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
A summary of our affiliate transactions with PBFX is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Reimbursements under affiliate agreements:
Services Agreement	$8.7	$8.6	$7.5
Omnibus Agreement	7.6	7.7	7.5
Total expenses under affiliate agreements	289.4	300.9	259.4

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
The performance of our East Coast refineries generally follows the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Toledo refinery generally follows the WTI (Chicago) 4-3-1 benchmark refining margin. Our Chalmette refinery generally follows the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Torrance refinery generally follows the Alaskan North Slope (“ANS”) (West Coast) 4-3-1 benchmark refining margin. Our Martinez refinery generally follows the ANS (West Coast) 3-2-1 benchmark refining margin.
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
We continually monitor our market risk exposure, including the impact and developments related to the COVID-19 pandemic and the related governmental and consumer responses which have introduced significant volatility in the financial markets.
Other Factors
We currently source our crude oil for our refineries on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our East Coast refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries. We have not sourced crude oil under our crude supply arrangement with PDVSA since 2017 as PDVSA has suspended deliveries due to our inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA.
In the past several years, we expanded and upgraded the existing on-site railroad infrastructure on the east coast. Currently, crude oil delivered by rail is consumed at our East Coast refineries. The Delaware City rail unloading facilities, which were sold to PBFX in 2014, and the East Coast Storage Assets, allow our East Coast refineries to source WTI-based crude oils from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crude oils. In support of this rail strategy, we have at times entered into agreements to lease or purchase crude railcars. Certain of these railcars were subsequently sold to a third-party, which has leased the railcars back to us for periods of between four and seven years. In subsequent periods, we have sold or returned railcars to optimize our railcar portfolio. Our railcar fleet, at times, provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and the Mid-Continent.
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
Furthermore, during 2020 our operating results were negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of sales and operating income.

Refinery-Specific Information
The following section includes refinery-specific information related to our operations, crude oil differentials, ancillary costs, and local premiums and discounts.
East Coast Refining System (Delaware City and Paulsboro Refineries). The benchmark refining margin for the East Coast Refining System is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. The East Coast Refining System has a product slate of approximately 47% gasoline, 32% distillate, 2% high-value Group I lubricants, 2% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (3% petroleum coke, 4% LPGs, 7% black oil and 3% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of East Coast refining revenues are generated off NYH-based market prices.
The East Coast Refining System’s realized gross margin on a per barrel basis is projected to differ from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:
•the system processes a slate of primarily medium and heavy sour crude oils, which has constituted approximately 60% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we have the capability to process a significant volume of light, sweet crude oil depending on market conditions. Our total throughput costs have historically priced at a discount to Dated Brent; and
•as a result of the heavy, sour crude slate processed at our East Coast Refining System, we produce lower value products including sulfur, carbon dioxide and petroleum coke. These products are priced at a significant discount to RBOB and ULSD.
•the Paulsboro refinery produces Group I lubricants which carry a premium sales price to RBOB and ULSD and the black oil is sold as asphalt which may be sold at a premium or discount to Dated Brent based on the market.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of CBOB and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 53% gasoline, 30% distillate, 4% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (4% LPGs, 8% black oil and 1% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
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

Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of LLS crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 42% gasoline and 32% distillate, 2% high-value petrochemicals with the remaining portion of the product slate comprised of lower-value products (9% black oil, 5% LPGs, 4% petroleum coke and 6% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
The Chalmette refinery’s realized gross margin on a per barrel basis has historically differed from the LLS (Gulf Coast) 2-1-1 benchmark refining margin due to the following factors:
•the Chalmette refinery has generally processed a slate of primarily medium and heavy sour crude oils, which has historically constituted approximately 65% to 75% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Chalmette, we produce lower-value products including sulfur and petroleum coke. These products are priced at a significant discount to 87 conventional gasoline and ULSD.
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
Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of ANS crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (“CARBOB”), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 64% gasoline and 19% distillate with the remaining portion of the product slate comprised of lower-value products (3% LPG, 3% black oil and 11% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
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

Martinez Refinery. The benchmark refining margin for the Martinez refinery is calculated by assuming that three barrels of ANS crude oil are converted into two barrels of gasoline, one-quarter barrel of diesel and three-quarter barrel of jet fuel. We calculate this benchmark using the West Coast San Francisco market value of California reformulated blendstock for oxygenate blending (CARBOB), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 3-2-1 benchmark refining margin. Our Martinez refinery has a product slate of approximately 56% gasoline and 34% distillate with the remaining portion of the product slate comprised of lower-value products (4% petroleum coke, 3% LPG and 3% other). For this reason, we believe the ANS (West Coast) 3-2-1 is an appropriate benchmark industry refining margin. The majority of Martinez revenues are generated off West Coast San Francisco-based market prices.
The Martinez refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (West Coast) 4-3-1 benchmark refining margin due to the following factors:
•the Martinez refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 80% to 90% of total throughput. The remaining throughput consists of other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Martinez, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and CARB diesel.

Results of Operations
The following tables reflect our consolidated financial and operating highlights for the years ended December 31, 2020, 2019 and 2018 (amounts in millions, unless otherwise noted).

	Year Ended December 31,
	2020	2019	2018
Revenues	$15,045.0	$24,468.9	$27,164.0

Cost and expenses:
Cost of products and other	14,548.2	21,667.7	24,744.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,835.2	1,684.3	1,654.8
Depreciation and amortization expense	498.0	386.7	329.7
Cost of sales	16,881.4	23,738.7	26,729.1
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	229.0	258.7	253.8
Depreciation and amortization expense	11.3	10.8	10.6
Change in fair value of contingent consideration	(79.3)	—	—
Impairment Expense	91.8	—	—
Equity income in investee	—	(7.9)	(17.8)
Gain on sale of assets	(477.8)	(29.9)	(43.1)
Total cost and expenses	16,656.4	23,970.4	26,932.6

Income (loss) from operations	(1,611.4)	498.5	231.4

Other income (expense):
Interest expense, net	(210.3)	(108.7)	(127.1)
Change in fair value of catalyst obligations	(11.8)	(9.7)	5.6
Debt extinguishment costs	(22.2)	—	—
Other non-service components of net periodic benefit cost	4.3	(0.2)	1.1
Income (loss) before income taxes	(1,851.4)	379.9	111.0
Income tax expense (benefit)	6.1	(8.3)	8.0
Net income (loss)	(1,857.5)	388.2	103.0
Less: net income (loss) attributable to noncontrolling interests	(0.3)	—	0.1
Net income (loss) attributable to PBF Holding Company LLC	$(1,857.2)	$388.2	$102.9

Consolidated gross margin	$(1,836.4)	$730.2	$434.9
Gross refining margin (1)	496.8	2,801.2	2,419.4
 ——————————

(1)See Non-GAAP Financial Measures.

Operating Highlights

	Year Ended December 31,
	2020	2019	2018
Key Operating Information
Production (bpd in thousands)	737.1	825.2	854.5
Crude oil and feedstocks throughput (bpd in thousands)	727.7	823.1	849.7
Total crude oil and feedstocks throughput (millions of barrels)	266.3	300.4	310.0
Consolidated gross margin per barrel of throughput	$(6.90)	$2.44	$1.39
Gross refining margin, excluding special items, per barrel of throughput (1)	$3.23	$8.51	$9.09
Refinery operating expense, per barrel of throughput	$6.89	$5.61	$5.34

Crude and feedstocks (% of total throughput) (2)
Heavy	42%	32%	36%
Medium	26%	28%	30%
Light	17%	26%	21%
Other feedstocks and blends	15%	14%	13%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	51%	49%	50%
Distillates and distillate blendstocks	30%	32%	32%
Lubes	1%	1%	1%
Chemicals	1%	2%	2%
Other	18%	16%	16%
Total yield	101%	100%	101%
_________________
(1) See Non-GAAP Financial Measures.
(2) We define heavy crude oil as crude oil with an API gravity of less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2020	2019	2018
	(dollars per barrel, except as noted)
Dated Brent crude oil	$41.62	$64.34	$71.34
West Texas Intermediate (WTI) crude oil	$39.25	$57.03	$65.20
Light Louisiana Sweet (LLS) crude oil	$41.13	$62.67	$70.23
Alaska North Slope (ANS) crude oil	$42.20	$65.00	$71.54
Crack Spreads
Dated Brent (NYH) 2-1-1	$9.11	$12.68	$13.17
WTI (Chicago) 4-3-1	$6.30	$15.25	$14.84
LLS (Gulf Coast) 2-1-1	$7.59	$12.43	$12.30
ANS (West Coast-LA) 4-3-1	$11.30	$18.46	$15.48
ANS (West Coast-SF) 3-2-1	$9.99	$17.16	$14.49
Crude Oil Differentials
Dated Brent (foreign) less WTI	$2.37	$7.31	$6.14
Dated Brent less Maya (heavy, sour)	$5.37	$6.76	$8.70
Dated Brent less WTS (sour)	$2.33	$8.09	$13.90
Dated Brent less ASCI (sour)	$1.81	$3.73	$4.64
WTI less WCS (heavy, sour)	$10.72	$13.61	$26.93
WTI less Bakken (light, sweet)	$2.41	$0.66	$2.86
WTI less Syncrude (light, sweet)	$2.13	$0.18	$6.84
WTI less LLS (light, sweet)	$(1.88)	$(5.64)	$(5.03)
WTI less ANS (light, sweet)	$(2.95)	$(7.97)	$(6.34)
Natural gas (dollars per MMBTU)	$2.13	$2.53	$3.07
2020 Compared to 2019
Overview— Our net loss was $(1,857.5) million for the year ended December 31, 2020 compared to net income of $388.2 million for the year ended December 31, 2019.
Our results for the year ended December 31, 2020 were positively impacted by special items consisting of a gain on the sale of hydrogen plants of $471.1 million, a gain on the sale of land at our Torrance refinery of $8.1 million and change in fair value of the Martinez Contingent Consideration of $79.3 million. Our results for the year ended December 31, 2020 were negatively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $268.0 million, debt extinguishment costs associated with the early redemption of the 2023 Senior Notes of $22.2 million, severance costs related to reductions in workforce of $24.7 million, impairment expense of $91.8 million related to the write-down of certain assets and project abandonments, early return of certain leased railcars of $12.5 million, accelerated turnaround amortization costs of $56.2 million , LIFO inventory decrement of $83.0 million, and reconfiguration charges of $5.3 million. Our results for the year ended December 31, 2019 were positively impacted by an LCM inventory adjustment of approximately $250.2 million and gain on the sale of land at our Torrance refinery of $33.1 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. In addition, during the year ended December 31, 2020 we experienced unfavorable movements in certain crude differentials and overall lower throughput volumes and barrels sold across our refineries, as well as lower refining margins. All our operating regions experienced lower refining margins for the year ended December 31, 2020 compared to the prior year. Our results for the year ended December 31, 2020 were negatively impacted by higher general and administrative expenses associated with integration costs associated with the Martinez Acquisition and increased depreciation and amortization expense associated with the Martinez Acquisition and accelerated amortization costs associated with the East Coast Refining Reconfiguration.
Revenues— Revenues totaled $15.0 billion for the year ended December 31, 2020 compared to $24.5 billion for the year ended December 31, 2019, a decrease of approximately $9.5 billion or 38.8%. Revenues per barrel sold were $49.20 and $69.81 for the years ended December 31, 2020 and 2019, respectively, a decrease of 29.5% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 263,000 bpd, 96,700 bpd, 137,700 bpd and 230,300 bpd, respectively. For the year ended December 31, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 336,400 bpd, 153,000 bpd, 177,900 bpd and 155,800 bpd, respectively. For the year ended December 31, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 296,200 bpd, 114,500 bpd, 159,700 bpd and 265,200 bpd, respectively. For the year ended December 31, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 382,500 bpd, 163,900 bpd, 225,300 bpd and 188,600 bpd, respectively.
The throughput rates at our refineries were lower in the year ended December 31, 2020 compared to the same period in 2019. Our Martinez refinery was not acquired until the first quarter of 2020 and is therefore not included in the prior period West Coast throughput. We operated our refineries at reduced rates beginning in March 2020, and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $(1,836.4) million for the year ended December 31, 2020, compared to $730.2 million for the year ended December 31, 2019, a decrease of $2,566.6 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $496.8 million, or $1.86 per barrel of throughput, for the year ended December 31, 2020 compared to $2,801.2 million, or $9.34 per barrel of throughput, for the year ended December 31, 2019, a decrease of approximately $2,304.4 million. Gross refining margin excluding special items totaled $860.3 million, or $3.23 per barrel of throughput, for the year ended December 31, 2020 compared to $2,551.0 million, or $8.51 per barrel of throughput, for the year ended December 31, 2019, a decrease of $1,690.7 million.
Consolidated gross margin and gross refining margin were negatively impacted in the current year by a non-cash LCM inventory adjustment of approximately $268.0 million, resulting from the decrease in crude oil and refined product prices from the year ended 2019, a LIFO inventory decrement charge of $83.0 million mainly related to our East Coast LIFO inventory layer and the reduction to our East Coast inventory experienced as part of the East Coast Refining Reconfiguration, and early return of certain leased railcars of $12.5 million. Gross refining margin, excluding the impact of special items, decreased due to unfavorable movements in certain crude differentials and an overall decrease in throughput rates. For the year ended December 31, 2019, special items impacting our margin calculations included a favorable non-cash LCM inventory adjustment of approximately $250.2 million, resulting from an increase in crude oil and refined product prices from the year ended December 31, 2018.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard costs were $326.4 million for the year ended December 31, 2020 in comparison to $122.7 million for the year ended December 31, 2019.
Average industry margins were mixed during the year ended December 31, 2020 compared with the prior year, primarily due to the impacts of the COVID-19 pandemic on regional demand and commodity prices in 2020, in addition to impacts related to 2019 planned turnarounds, all of which were completed in the first half of the prior year.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $9.11 per barrel, or 28.2% lower, in the year ended December 31, 2020, as compared to $12.68 per barrel in the same period in 2019. Our margins were negatively impacted from our refinery specific slate on the East Coast by weakened Dated Brent/Maya differential, which decreased by $1.39 per barrel, in comparison to the same period in 2019. Additionally, WTI/WCS differential decreased to $10.72 per barrel in 2020 compared to $13.61 per barrel in 2019, which unfavorably impacted our cost of heavy Canadian crude. The WTI/Bakken differentials increased by $1.75 per barrel when compared to 2019.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $6.30 per barrel, or 58.7% lower, in the year ended December 31, 2020, as compared to $15.25 per barrel in the prior year. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged $2.41 per barrel in the year ended December 31, 2020, as compared to $0.66 per barrel in the prior year. Additionally, the WTI/Syncrude differential averaged $2.13 per barrel for the year ended December 31, 2020 as compared to $0.18 per barrel in the prior year.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $7.59 per barrel, or 38.9% lower, in the year ended December 31, 2020 as compared to $12.43 per barrel in the prior year. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $1.88 per barrel for the year ended December 31, 2020 as compared to a premium of $5.64 per barrel in the prior year.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $11.30 per barrel, or 38.8% lower, in the year ended December 31, 2020 as compared to $18.46 per barrel in the prior year. Additionally, margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.95 per barrel for the year ended December 31, 2020 as compared to a premium of $7.97 per barrel in the prior year.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
Operating Expenses— Operating expenses totaled $1,835.2 million, or $6.89 per barrel of throughput, for the year ended December 31, 2020 compared to $1,684.3 million, or $5.61 per barrel of throughput, for the year ended December 31, 2019, an increase of $150.9 million, or 9.0%. Increases in operating expenses were due to costs associated with the Martinez refinery and related logistic assets which totaled approximately $356.1 million for the year ended December 31, 2020. Total operating expenses for the year ended December 31, 2020 excluding our Martinez refinery, decreased due to our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19, such as significant reductions in discretionary activities and third party services.
General and Administrative Expenses— General and administrative expenses totaled $229.0 million for the year ended December 31, 2020, compared to $258.7 million for the year ended December 31, 2019, a decrease of $29.7 million or 11.5%.The decrease in general and administrative expenses for the year ended December 31, 2020 in comparison to the year ended December 31, 2019 primarily relates to reduction in our workforce as a result of the East Coast Refining Reconfiguration and reduction in overhead expenses through temporary salary reductions to a large portion of our workforce. These costs decreases were offset by headcount reduction severance costs across the refineries as well as integration costs pertaining to the Martinez Acquisition. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— There was a gain of $477.8 million for the year ended December 31, 2020 related primarily to the sale of five hydrogen plants and the sale of a parcel of land at our Torrance refinery. There was a gain on sale of assets of $29.9 million for the year ended December 31, 2019, primarily attributable to the sale of a parcel of land at our Torrance refinery.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $509.3 million for the year ended December 31, 2020 (including $498.0 million recorded within Cost of sales) compared to $397.5 million for the year ended December 31, 2019 (including $386.7 million recorded within Cost of sales), an increase of $111.8 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Martinez Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2019. Additionally, amortization expense recorded in 2020 includes $56.2 million of accelerated unamortized deferred turnaround costs associated with assets that were idled as part of the East Coast Refining Reconfiguration.
Change in Fair Value of Contingent Consideration — Change in fair value of contingent consideration represented a gain of $79.3 million for the year ended December 31, 2020. This change represents the decrease in the estimated fair value of the Martinez Contingent Consideration associated with acquisition related earn-out obligations. There was no such change in the prior year.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $11.8 million for the year ended December 31, 2020, compared to a loss of $9.7 million for the year ended December 31, 2019. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value on the catalyst financing arrangement termination dates.
Impairment expense— Impairment expense totaled $91.8 million for the year ended December 31, 2020, and was associated with the write-down of certain assets as a result of the East Coast Refining Reconfiguration and other refinery wide project abandonments. There was no such expense recorded in the prior year.
Debt Extinguishment Costs— Debt extinguishment costs of $22.2 million incurred in the year ended December 31, 2020 relate to the early redemption of our 2023 Senior Notes. There were no such costs in the same period of 2019.
Interest Expense, net— Interest expense totaled $210.3 million for the year ended December 31, 2020, compared to $108.7 million for the year ended December 31, 2019, an increase of $101.6 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2028 Senior Notes in January 2020, the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020, as well as higher outstanding borrowings on our Revolving Credit Facility. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the years ended December 31, 2020 and 2019, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of our Chalmette refinery and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax expense of $6.1 million was recorded for the year ended December 31, 2020 in comparison to income tax benefit of $8.3 million recorded for the year ended December 31, 2019, primarily attributable to volatility in the results of our taxable subsidiaries.

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
Revenues— Revenues totaled $24.5 billion for the year ended December 31, 2019 compared to $27.2 billion for the year ended December 31, 2018, a decrease of approximately $2.7 billion or 9.9%. Revenues per barrel sold were $69.81 and $77.01 for the years ended December 31, 2019 and 2018, respectively, a decrease of 9.3% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2019, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 336,400 bpd, 153,000 bpd, 177,900 bpd and 155,800 bpd, respectively. For the year ended December 31, 2018, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 344,700 bpd, 149,600 bpd, 185,600 bpd and 169,800 bpd, respectively. The throughput rates at our East Coast and West Coast refineries were lower in the year ended December 31, 2019 compared to the same period in 2018 due to planned downtime associated with turnarounds of the coker and associated units at our Delaware City and Torrance refineries and the crude unit at our Paulsboro refinery, all of which were completed in the first half of 2019, and unplanned downtime at our Delaware City refinery in the first quarter of 2019. Throughput rates at our Mid-Continent refinery were higher in the year ended December 31, 2019 compared to 2018 due to a planned turnaround at our Toledo refinery in the first half of 2018. Throughput rates at our Gulf Coast refinery were lower in the year ended December 31, 2019 compared to the same period in 2018 due to unplanned downtime in the fourth quarter of 2019. For the year ended December 31, 2019, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 382,500 bpd, 163,900 bpd, 225,300 bpd and 188,600 bpd, respectively. For the year ended December 31, 2018, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 372,700 bpd, 161,800 bpd, 233,700 bpd and 198,100 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $730.2 million, for the year ended December 31, 2019, compared to $434.9 million, for the year ended December 31, 2018, an increase of $295.3 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,801.2 million, or $9.34 per barrel of throughput, for the year ended December 31, 2019 compared to $2,419.4 million, or $7.79 per barrel of throughput, for the year ended December 31, 2018, an increase of approximately $381.8 million. Gross refining margin excluding special items totaled $2,551.0 million, or $8.51 per barrel of throughput, for the year ended December 31, 2019 compared to $2,823.0 million, or $9.09 per barrel of throughput, for the year ended December 31, 2018, a decrease of $272.0 million.

Consolidated gross margin and gross refining margin were positively impacted in the year ended December 31, 2019 by a non-cash LCM inventory adjustment of approximately $250.2 million resulting from the increase in crude oil and refined product prices from the year ended 2018. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in certain crude differentials and refining margins and reduced throughput rates at the majority of our refineries, partially offset by higher throughput rates in the Mid-Continent and stronger crack spreads on the West Coast. For the year ended December 31, 2018, special items impacting our margin calculations included a non-cash LCM inventory adjustment of approximately $351.3 million, resulting from a decrease in crude oil and refined product prices and a $52.3 million charge resulting from costs associated with the early return of certain leased railcars.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard, although at a reduced level from the prior year. Total Renewable Fuel Standard costs were $122.7 million for the year ended December 31, 2019 compared with $143.9 million for the year ended December 31, 2018.
Average industry margins were mixed during the year ended December 31, 2019 compared with the same period in 2018, primarily as a result of varying regional product inventory levels and seasonal and unplanned refining downtime issues impacting product margins. Crude oil differentials were generally unfavorable compared with the prior year, with notable light-heavy crude differential compression negatively impacting our gross refining margin and moving our overall crude slate lighter.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.68 per barrel, or 3.7% lower, in the year ended December 31, 2019 as compared to $13.17 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate on the East Coast by tightening in the Dated Brent/Maya and WTI/Bakken differentials, which decreased $1.94 per barrel and $2.20 per barrel, respectively, in comparison to the same period in 2018. In addition, the WTI/WCS differential decreased significantly to $13.61 per barrel in 2019 compared to $26.93 per barrel in 2018, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $15.25 per barrel, or 2.8% higher, in the year ended December 31, 2019, as compared to $14.84 per barrel in the same period in 2018. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged approximately $0.66 per barrel in the year ended December 31, 2019, as compared to $2.86 per barrel in the same period in 2018. Additionally, the WTI/Syncrude differential averaged $0.18 per barrel for the year ended December 31, 2019 as compared to $6.84 per barrel in the same period of 2018.
In the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $12.43 per barrel, or 1.1% higher, in the year ended December 31, 2019 as compared to $12.30 per barrel in the same period in 2018. Margins in the Gulf Coast were negatively impacted from our refinery specific slate by a weakening WTI/LLS differential, which averaged a premium of $5.64 for the year ended December 31, 2019 as compared to a premium of $5.03 per barrel experienced in the same period in 2018.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $18.46 per barrel, or 19.3% higher, in the year ended December 31, 2019 as compared to $15.48 per barrel in the same period in 2018. Margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $7.97 per barrel for the year ended December 31, 2019 as compared to a premium of $6.34 per barrel in the same period of 2018.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

Operating Expenses— Operating expenses totaled $1,684.3 million, or $5.61 per barrel of throughput, for the year ended December 31, 2019 compared to $1,654.8 million, or $5.34 per barrel of throughput, for the year ended December 31, 2018, an increase of $29.5 million, or 1.8%. Increase in operating expenses were mainly attributed to higher outside service costs related to turnaround and maintenance activity.
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
Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the years ended December 31, 2019 and 2018, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of our Chalmette refinery and PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $8.3 million was recorded for the year ended December 31, 2019 in comparison to income tax expense of $8.0 million recorded for the year ended December 31, 2018 primarily attributable to volatility in the results of our taxable subsidiaries.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, debt extinguishment costs, changes in fair value of contingent consideration, gain on sale of hydrogen plants, severance costs related to reductions in workforce, impairment expense, gains on sale of assets at our Torrance refinery, charges associated with the early return of certain leased railcars, turnaround acceleration costs, reconfiguration costs and a LIFO inventory decrement. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Year Ended December 31,
	2020		2019		2018
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$15,045.0	$56.49	$24,468.9	$81.45	$27,164.0	$87.60
Less: Cost of sales	16,881.4	63.39	23,738.7	79.01	26,729.1	86.21
Consolidated gross margin	$(1,836.4)	$(6.90)	$730.2	$2.44	$434.9	$1.39
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$(1,836.4)	$(6.90)	$730.2	$2.44	$434.9	$1.39
Add: Refinery operating expense	1,835.2	6.89	1,684.3	5.61	1,654.8	5.34
Add: Refinery depreciation expense	498.0	1.87	386.7	1.29	329.7	1.06
Gross refining margin	$496.8	$1.86	$2,801.2	$9.34	$2,419.4	$7.79
Special Items: (1)
Add: Non-cash LCM inventory adjustment	268.0	1.01	(250.2)	(0.83)	351.3	1.13
Add: LIFO inventory decrement	83.0	0.31	—	—	—	—
Add: Early railcar return expense	12.5	0.05	—	—	52.3	0.17
Gross refining margin excluding special items	$860.3	$3.23	$2,551.0	$8.51	$2,823.0	$9.09
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Year Ended December 31,
	2020	2019	2018
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(1,857.5)	$388.2	$103.0
Add: Depreciation and amortization expense	509.3	397.5	340.3
Add: Interest expense, net	210.3	108.7	127.1
Add: Income tax (benefit) expense	6.1	(8.3)	8.0
EBITDA	$(1,131.8)	$886.1	$578.4
Special Items: (1)
Add: Non-cash LCM inventory adjustment	268.0	(250.2)	351.3
Add: Change in fair value of contingent consideration	(79.3)	—	—
Add: Gain on sale of hydrogen plants	(471.1)	—	—
Add: Gain on Torrance land sales	(8.1)	(33.1)	(43.8)
Add: Impairment expense	91.8	—	—
Add: LIFO inventory decrement	83.0	—	—
Add: Severance costs and reconfiguration costs	30.0	—	—
Add: Early railcar return expense	12.5	—	52.3
Add: Debt extinguishment costs	22.2	—	—
EBITDA excluding special items	$(1,182.8)	$602.8	$938.2

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$(1,131.8)	$886.1	$578.4
Add: Stock based compensation	29.3	30.5	20.2
Add: Change in fair value of catalyst obligations	11.8	9.7	(5.6)
Add: Non-cash LCM inventory adjustment (1)	268.0	(250.2)	351.3
Add: Change in fair value of contingent consideration (1)	(79.3)	—	—
Add: Gain on sale of hydrogen plants (1)	(471.1)	—	—
Add: Gain on Torrance land sales (1)	(8.1)	(33.1)	(43.8)
Add: Impairment expense (1)	91.8	—	—
Add: LIFO inventory decrement (1)	83.0	—	—
Add: Severance costs and reconfiguration costs (1)	30.0	—	—
Add: Early railcar return expense (1)	12.5	—	52.3
Add: Debt extinguishment costs (1)	22.2	—	—
Adjusted EBITDA	$(1,141.7)	$643.0	$952.8

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
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2020	2019	2018
January 1,	$401.6	$651.8	$300.5
December 31,	669.6	401.6	651.8

    The following table includes the corresponding impact of changes in the LCM inventory reserve on income (loss) from operations and net income (loss) for the periods presented (in millions):

	Year Ended December 31,
	2020	2019	2018
Net LCM inventory adjustment (charge) benefit in both income (loss) from operations and net income (loss)	$(268.0)	$250.2	$(351.3)

Change in fair value of contingent consideration - During the year ended December 31, 2020, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $79.3 million. There were no such changes in fair value of contingent consideration during the years ended December 31, 2019 and December 31, 2018.

Gain on sale of hydrogen plants - During the year ended December 31, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million. There were no such gains in the years ended December 31, 2019 and December 31, 2018.

Gain on Torrance land sales - During the years ended December 31, 2020, December 31, 2019 and December 31, 2018, we recorded gains on the sale of three separate parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The gain on sale increased income from operations and net income by $8.1 million, $33.1 million and $43.8 million during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

Impairment expense - During the year ended December 31, 2020, we recorded an impairment charge which decreased income from operations and net income by $91.8 million, resulting from the write-down of certain assets as a result of the East Coast Refining Reconfiguration and project abandonments. There were no such charges during the years ended December 31, 2019 and December 31, 2018.

LIFO inventory decrement - As part of our overall reduction in throughput in 2020 and our reduction in inventory volume as of December 31, 2020, the Company recorded a charge to cost of products and other related to a LIFO inventory layer decrement. The majority of the decrement related to our East Coast LIFO inventory layer and the reduction to our East Coast inventory experienced as part of the East Coast Refining Reconfiguration. These charges decreased income from operations and net income by $83.0 million. Decrements recorded in the years ended December 31, 2019 and December 31, 2018 were not significant.

Turnaround acceleration costs - During the year ended December 31, 2020, we accelerated the recognition of turnaround amortization associated with units that were temporarily idled as part of the East Coast Refining Reconfiguration. These costs decreased income from operations and net income by $56.2 million. There were no such costs in the years ended December 31, 2019 and December 31, 2018.

Severance and reconfiguration costs - During the year ended December 31, 2020, we recorded severance charges related to reductions in our workforce. These charges decreased income from operations and net income by $24.7 million. There were no such costs in the years ended December 31, 2019 and December 31, 2018. During the year ended December 31, 2020, we recorded reconfiguration charges related to the temporary idling of certain assets as part of our East Coast Refining System. These charges decreased income from operations and net income by $5.3 million. There were no such costs in the years ended December 31, 2019 and December 31, 2018.

Early return of railcars - During the years ended December 31, 2020 and December 31, 2018 we recognized certain expenses within Cost of sales associated with the voluntary early return of certain leased railcars. These charges decreased income from operations and net income by $12.5 million, during the year ended December 31, 2020. These charges decreased income from operations and net income by $52.3 million, during the year ended December 31, 2018. There were no such expenses recorded in the year ended December 31, 2019.

Debt extinguishment costs - During the year ended December 31, 2020, we recorded debt extinguishment costs which decreased net income by $22.2 million related to the redemption of the 2023 Senior Secured Notes. There were no such costs in the years ended December 31, 2019 and December 31, 2018.

Liquidity and Capital Resources
Overview
Typically our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our Revolving Credit Facility, as described below; however, due to the COVID-19 pandemic and the related governmental and consumer responses, our business and results of operations are being negatively impacted. The demand destruction as a result of the worldwide economic slowdown and governmental responses, including travel restrictions, and stay-at-home orders, has resulted in a significant decrease in the demand for and market prices of our products. In addition, the global geopolitical and macroeconomic events that took place during the first quarter of 2020 further contributed to the overall volatility in crude oil and refined product prices, contributing to an adverse impact on our liquidity. We continue to be focused on assessing and adapting to the challenging operating environment and evaluating our strategic measures to preserve liquidity and strengthen our balance sheet. Our response to the current economic environment and its impact on our liquidity is more fully described in the “Liquidity” section below.

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $820.0 million for the year ended December 31, 2020 compared to net cash provided by operating activities of $789.6 million for the year ended December 31, 2019. Our operating cash flows for the year ended December 31, 2020 included our net loss of $1,857.5 million, gain on sale of assets of $477.8 million mainly related to the sale of the hydrogen plants and the sale of land at our Torrance refinery, net non-cash impact relating to the change in the fair value of our inventory repurchase obligations of $12.6 million, and change in the fair value of the contingent consideration associated with the Martinez Acquisition of $79.3 million, partially offset by depreciation and amortization of $523.8 million, a non-cash charge of $268.0 million related to an LCM inventory adjustment, impairment expense of $91.8 million, pension and other post-retirement benefits costs of $55.7 million, stock-based compensation of $29.3 million, debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million, change in the fair value of our catalyst obligations of $11.8 million and deferred income taxes of $7.3 million. In addition, net changes in operating assets and liabilities reflects cash inflows of $597.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the year ended December 31, 2019 included our net income of $388.2 million, depreciation and amortization of $404.4 million, pension and other post-retirement benefits costs of $44.8 million, stock-based compensation of $30.5 million, non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $25.4 million, changes in the fair value of our catalyst obligations of $9.7 million and distributions from our equity method investment in TVPC of $7.9 million, partially offset by a non-cash benefit of $250.2 million relating to an LCM inventory adjustment, a gain on sale of assets of $29.9 million, deferred income taxes of $8.8 million and income from our equity method investment in TVPC of $7.9 million. In addition, net changes in operating assets and liabilities reflected cash inflows of $175.5 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivables.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $1,014.2 million for the year ended December 31, 2020 compared to net cash used in investing activities of $680.2 million for the year ended December 31, 2019. The net cash flows used in investing activities for the year ended December 31, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $183.9 million, expenditures for refinery turnarounds of $188.1 million, and expenditures for other assets of $9.1 million, partially offset by proceeds from sale of assets of $543.1 million. Net cash used in investing activities for the year ended December 31, 2019 was comprised of cash outflows of $373.1 million for capital expenditures, expenditures for refinery turnarounds of $299.3 million and expenditures for other assets of $44.7 million, partially offset by proceeds of $36.3 million related to the sale of land at our Torrance refinery and a $0.6 million return of capital from our equity method investment in TVPC.

Net cash used in investing activities was $680.2 million for the year ended December 31, 2019 compared to $509.6 million for the year ended December 31, 2018. Net cash used in investing activities for the year ended December 31, 2018 was comprised of cash outflows of $277.3 million for capital expenditures, expenditures for refinery turnarounds of $266.0 million, and expenditures for other assets of $17.0 million, partially offset by proceeds of $48.3 million related to the sale of land at our Torrance refinery and a $2.4 million return of capital from our equity method investment in TVPC.
Cash Flows from Financing Activities
Net cash provided by financing activities was $2,641.2 million for the year ended December 31, 2020 compared to net cash provided by financing activities of $92.0 million for the year ended December 31, 2019. For the year ended December 31, 2020, net cash provided by financing activities consisted of cash proceeds of $1,228.7 million from the issuance of the 2025 Senior Secured Notes net of related issuance costs, cash proceeds of $469.9 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, proceeds from contributions from PBF LLC of $42.4 million, net borrowings under our Revolving Credit Facility of $900.0 million and proceeds from catalyst financing arrangements of $51.9 million, partially offset by distributions to members of $23.1 million, net settlements of precious metal catalyst obligations of $8.8 million, principal amortization payments of the PBF Rail Term Loan of $7.2 million, payments on finance leases of $12.4 million and deferred financing costs and other of $0.2 million. For the year ended December 31, 2019, net cash provided by financing activities consisted primarily of a contribution from our parent of $228.5 million, partially offset by distributions to members of $121.6 million, principal amortization payments of the PBF Rail Term Loan of $7.0 million, settlements of catalyst obligations of $6.5 million and deferred financing costs and other of $1.4 million. Additionally, during the year ended December 31, 2019, we borrowed and repaid $1,350.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the year ended December 31, 2019.
Net cash provided by financing activities was $92.0 million for the year ended December 31, 2019 compared to net cash used in financing activities of $149.9 million for the year ended December 31, 2018. For the year ended December 31, 2018, net cash used in financing activities consisted primarily of net repayments of our Revolving Credit Facility of $350.0 million, distributions to members of $52.6 million, principal amortization payments of the PBF Rail Term Loan of $6.8 million, repayments of our note payable of $5.6 million, settlements of catalyst obligations of $9.1 million and deferred financing costs and other of $12.8 million, partially offset by a contribution from our parent of $287.0 million

Capitalization
Our capital structure was comprised of the following as of December 31, 2020 (in millions):

December 31, 2020
Debt, including current maturities: (1)
2025 Senior Secured Notes	$1,250.0
2028 Senior Notes	1,000.0
2025 Senior Notes	725.0
Revolving Credit Facility	900.0
PBF Rail Term Loan	7.4
Catalyst financing arrangements	102.5
Total debt	3,984.9
Unamortized deferred financing costs	(45.3)
Unamortized premium	0.6
Total debt, net of unamortized deferred financing costs and premium	3,940.2
Total Equity	2,090.8
Total Capitalization (2)	$6,031.0
Total Debt to Capitalization Ratio	65%
____________________________

(1) Refer to “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further discussion related to debt.
(2) Total Capitalization refers to the sum of Total debt, net of unamortized deferred financing costs and premium plus Total Equity.
Revolving Credit Facilities Overview
Typically, one of our primary sources of liquidity are borrowings available under our revolving line of credit. We had availability under our Revolving Credit Facility as follows at December 31, 2020 (in millions):

	Total Commitment	Amount Borrowed as of December 31, 2020	Outstanding Letters of Credit	Borrowing base Availability	Expiration date
Revolving Credit Facility (a)	$3,400.0	$900.0	$184.4	$2,759.2	May 2023
___________________________
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

Additional Information on Indebtedness
Our debt, including our Revolving Credit Facility, term loan and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. We are in compliance as of December 31, 2020 with all covenants, including financial covenants, in all of our debt agreements. For further discussion of our indebtedness and these covenants and restrictions, see “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.
Liquidity
The outbreak of the COVID-19 pandemic and certain developments in the global oil markets began negatively impacting our liquidity beginning towards the end of the first quarter of 2020.
As of December 31, 2020, our liquidity was approximately $2.3 billion ($2.2 billion as of December 31, 2019) based on $1.6 billion of cash, and more than $700.0 million of availability under our Revolving Credit Facility. Our total liquidity includes the amount of excess availability under our Revolving Credit Facility, which includes our cash on hand.
Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact it has caused to our liquidity, we executed a plan to strengthen our balance sheet and increase our flexibility and responsiveness by incorporating the following measurements:
•Implemented cost reduction and cash preservation initiatives, including a significant decrease in 2020 capital expenditures, lowering 2020 operating expenses driven by minimizing discretionary activities and third party services, headcount reductions, and cutting corporate overhead expenses through temporary salary reductions to a significant portion of our workforce;
•Suspended PBF Energy’s quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter, to support the balance sheet;
•Closed on the sale of five hydrogen facilities for gross cash proceeds of $530.0 million on April 17, 2020;
•In May and December 2020, issued, respectively, $1.0 billion and $250.0 million in aggregate principal amount of 2025 Senior Secured Notes for net proceeds of approximately $982.9 million and $245.7 million, respectively. See “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for additional details related to the notes offerings;
•Entered into catalyst financing arrangements on September 25, 2020 for net proceeds of approximately $51.9 million;
•As of December 31, 2020 completed the operational reconfiguration of our East Coast Refining System comprised of our Delaware City and Paulsboro refineries. The reconfiguration resulted in the temporary idling of certain Paulsboro Refining units and overall lower throughput and inventory levels. Annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels;
•On December 30, 2020, closed on a third-party sale of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself, for net proceeds of $13.7 million; and
•In the fourth quarter of 2020, sold AB32 credits to a third party for gross proceeds of approximately $87.5 million and concurrently entered into forward purchase agreements to repurchase these credits in the fourth quarter of 2021 prior to settlement of our AB32 obligation.

We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. We adjusted our operational plans to the evolving market conditions and took steps to lower our 2020 operating expenses through significant reductions in discretionary activities and third party services. We successfully reduced our 2020 operating expenses by $235.0 million, excluding energy savings, and exceeded our full-year goal of $140.0 million in total operating expense reductions. Including energy expenses, our full-year operating expenses reductions for 2020 totaled approximately $325.0 million. While some of these savings are a result of reduced operational tempo, the majority are deliberate operating and other expense reductions. Looking ahead, we expect operating expenses on a system-wide basis for 2021 to be reduced by $200.0 million to $225.0 million annually as a result of our efforts versus 2019 levels, including the East Coast Refining Reconfiguration.
We aggressively managed our capital expenditures in 2020, with total refining capital expenditures of $370.4 million, an almost 50% reduction to our planned 2020 expenditures.
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
We may incur additional indebtedness in the future including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2020, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we make new investments or incur new liens.
During the fourth quarter of 2020, each of our credit rating agencies downgraded our corporate credit rating in addition to the ratings on both our unsecured and secured notes, and maintained our outlook as negative as the refining sector continues to experience weak refining margins due to the COVID-19 pandemic and related negative demand impact. As a result of the downgrade, the cost of borrowings under our Revolving Credit Facility has increased in accordance with the Revolving Credit Agreement. Given the current market conditions, we expect that our other credit ratings agencies may also re-evaluate our corporate credit rating and the ratings of our unsecured and secured notes. Further adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may further increase our cost of borrowings or hinder our ability to raise financing in the capital markets, which could impair our ability to operate our business, increase our liquidity and make future cash distributions to our members.

Working Capital
Working capital at December 31, 2020 was approximately $1,265.4 million, consisting of $3,819.1 million in total current assets and $2,553.7 million in total current liabilities. Working capital at December 31, 2019 was $1,167.5 million, consisting of $3,766.4 million in total current assets and $2,598.9 million in total current liabilities. Working capital has increased during the year ended December 31, 2020 primarily as a result of proceeds from financing activities, partially offset by operating losses.

Crude and Feedstock Supply Agreements
Certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit, if open terms are exceeded, and arrange for shipment. We pay for the crude when invoiced, at which time any applicable letters of credit are lifted. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. In connection with the acquisition of the Chalmette refinery we entered into a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since 2017 when PDVSA suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA. Notwithstanding the suspension, the U. S. government sanctions imposed against PDVSA and Venezuela prevents us from purchasing crude oil under this agreement. In connection with the closing of the acquisition of the Torrance refinery, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City and Toledo refineries.
We have entered into various five-year crude supply agreements with Shell Oil Products for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have entered into certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms up to 15 years.
Inventory Intermediation Agreements
We entered into Inventory Intermediation Agreements with J. Aron, to support the operations of the Delaware City and Paulsboro refineries. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR expires on June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022.The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC expires on December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Inventory Intermediation Agreements at that time. We intend to either extend or replace the Inventory Intermediation Agreements prior to their expirations.
At December 31, 2020, the LIFO value of the J. Aron Products included within Inventory in our Consolidated Balance Sheets was $266.5 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Capital Spending
Capital spending, excluding $1,176.2 million attributed to the Martinez Acquisition, was $381.1 million for the year ended December 31, 2020, which primarily included costs for the construction of the Delaware City refinery hydrogen plant, turnaround costs at our Toledo refinery, and safety related enhancements and facility improvements at our refineries. Due to current challenging market conditions, we have taken strategic steps to increase our flexibility and responsiveness, one of which is the reduction of capital expenditures. Total refining capital expenditures for the year ended December 31, 2020 totaled $370.4 million, an almost 50% reduction to our planned 2020 expenditures. We currently expect to spend an aggregate of approximately $400.0 million to $475.0 million in 2021, for facility improvements, refinery maintenance and turnarounds with the intention of satisfying all required safety, environmental and regulatory capital commitments.
On February 1, 2020 we acquired the Martinez refinery and related logistic assets. The purchase price for the Martinez Acquisition was $960.0 million in cash, plus final working capital of $216.1 million and $77.3 million related to the Martinez Contingent Consideration. The transaction was financed through a combination of cash on hand including proceeds from the 2028 Senior Notes, and borrowings under the Revolving Credit Facility.

Contractual Obligations and Commitments
The following table summarizes our material contractual payment obligations as of December 31, 2020 (in millions).

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Credit Facilities and debt (a)	$3,984.8	$86.2	$923.6	$1,975.0	$1,000.0
Interest payments on credit facilities and debt (a)	1,290.7	264.2	504.2	372.3	150.0
Leases and other rental-related commitments (b)	3,220.1	392.8	667.0	586.1	1,574.2
Purchase obligations (c):
Crude and Feedstock Supply and Inventory Intermediation Agreements	14,406.6	4,879.4	6,966.1	2,561.1	—
Other Supply and Capacity Agreements	254.6	83.9	53.0	35.1	82.6
AB32 Settlement Obligations	249.7	249.7	—	—	—
Minimum volume commitments with PBFX (d)	467.8	115.7	178.3	173.8	—
Construction obligations	31.1	31.1	—	—	—
Environmental obligations (e)	158.2	11.7	33.8	17.7	95.0
Pension and post-retirement obligations (f)	312.5	36.9	34.2	28.5	212.9
Total contractual cash obligations	$24,376.1	$6,151.6	$9,360.2	$5,749.6	$3,114.7

(a) Credit facilities, debt and interest payments
Credit and debt obligations represent (i) the repayment of the outstanding borrowings under the Revolving Credit Facility; (ii) the repayment of indebtedness incurred in connection with the 2025 Senior Secured Notes, 2028 Senior Notes and 2025 Senior Notes; (iii) the repayment of our catalyst financing obligations on their maturity dates; and (iv) the repayment of our PBF Rail Term Loan.
Interest payments on debt facilities include cash interest payments on the 2025 Senior Secured Notes, 2028 Senior Notes and 2025 Senior Notes, catalyst financing obligations, PBF Rail Term Loan, plus cash payments for the commitment fees on the unused portion on our Revolving Credit Facility and letter of credit fees on the letters of credit outstanding at December 31, 2020. With the exception of our PBF Rail Term Loan and our catalyst financing obligations, we have no debt maturing before 2023 as of December 31, 2020.
Refer to “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further discussion related to debt.
(b) Leases and other rental-related commitments
We enter into leases and other rental-related agreements in the normal course of business. As described in “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, we adopted new guidance on leases effective January 1, 2019 which brought substantially all leases with initial terms of over twelve months outstanding as of the implementation date onto our Consolidated Balance Sheets. Leases with initial terms of twelve months or less are considered short-term and we elected the practical expedient in the lease guidance to exclude these leases from our Consolidated Balance Sheets. Some of our leases provide us with the option to renew the lease at or before expiration of the lease terms. Future lease obligations would change if we chose to exercise renewal options or if we enter into additional operating or finance lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations, including short-term lease expense and affiliate leases with PBFX. The variable component could be significant. In addition, we have entered into certain agreements for the supply of hydrogen that contain both lease and non-lease components. The table above also includes such non-lease components of these agreements. See “Note 13 - Leases” of our Notes to Consolidated Financial Statements for further details and disclosures regarding our operating and finance lease obligations.
We also enter into contractual obligations with third parties for the right to use property for locating pipelines and accessing certain of our assets (also referred to as land easements) in the normal course of business. Our obligations regarding such land easements are included within Leases and other rental-related commitments in the table above.
(c) Purchase obligations
We have obligations to repurchase the J. Aron Products under the Inventory Intermediation Agreements with J. Aron as further explained in “Note 2 - Summary of Significant Accounting Policies”, “Note 5 - Inventories” and “Note 8 - Accrued Expenses” of our Notes to Consolidated Financial Statements. Additionally, purchase obligations under “Crude and Feedstock Supply and Inventory Intermediation Agreements” include commitments to purchase crude oil from certain counterparties under supply agreements entered into to ensure adequate supplies of crude oil for our refineries. These obligations are based on aggregate minimum volume commitments at 2020 year end market prices.
Payments under “Other Supply and Capacity Agreements” include contracts for the transportation of crude oil and supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to facilitate crude oil deliveries and to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2020.
Payments under “AB32 Settlement Obligations” include future obligations to repurchase AB32 credits previously sold to third parties and will be used to settle our AB32 liability. Liabilities related to these obligations are included in “Accrued expenses” in the Consolidated Balance Sheets at December 31, 2020. See “Note 8 - Accrued Expenses” of our Notes to Consolidated Financial Statements for details.
The amounts included in this table exclude our crude supply agreement with PDVSA. We have not sourced crude oil under this agreement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA.
(d) Minimum Volume Commitments with PBFX
We have minimum obligations under our commercial agreements entered into with PBFX. Refer to “Note 11 - Related Party Transactions” and “Note 12 - Commitments and Contingencies” of our Notes to the Consolidated Financial Statements for a detailed explanation of each of these agreements and quantification of minimum amounts due in subsequent periods, respectively.
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

(e) Environmental obligations
In connection with certain of our refinery acquisitions, we have assumed certain environmental remediation obligations to address matters that were outstanding at the time of such acquisitions. In addition, in connection with most of these acquisitions, we have purchased environmental insurance policies to insure against unknown environmental liabilities at each site. The obligations in the table above reflect our best undiscounted estimate in cost and tenure to remediate our outstanding obligations and are further discussed in “Note 12 - Commitments and Contingencies” of our Notes to Consolidated Financial Statements.
(f) Pension and post-retirement obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained in “Note 16 - Employee Benefit Plans” of our Notes to Consolidated Financial Statements.
(g) Contingent Consideration
Contingent consideration includes our obligations to pay certain contractual earn-outs entered into as part of the Martinez acquisition. As of December 31, 2020 we do not expect to achieve any earn-out obligations and therefore we have excluded this potential obligation from the table above.
(h)    Tax Receivable Agreement Obligation
    The table above does not include tax distributions or other distributions that we expect to make on account of PBF Energy’s obligation under the Tax Receivable Agreement. Refer to “Note 12 - Commitments and Contingencies” of our Notes to Consolidated Financial Statements for further details.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2020, other than outstanding letters of credit of approximately $184.4 million.
Critical Accounting Policies
The following summary provides further information about our critical accounting policies that involve critical accounting estimates and should be read in conjunction with “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements. The following accounting policies involve estimates that are considered critical due to the level of subjectivity and judgment involved, as well as the impact on our financial position and results of operations. We believe that all of our estimates are reasonable. Unless otherwise noted, estimates of the sensitivity to earnings that would result from changes in the assumptions used in determining our estimates is not practicable due to the number of assumptions and contingencies involved, and the wide range of possible outcomes.
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2020 and 2019, market values had fallen below historical LIFO inventory costs and, as a result, we recorded an LCM or market inventory valuation reserves of $669.6 million and $401.6 million, respectively. The LCM or market inventory valuation reserve, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the LCM or market inventory valuation reserve be increased.
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
The global crisis resulting from the COVID-19 pandemic has had a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the significant decrease in PBF Energy’s stock price in 2020, enduring throughput reductions across our refineries and noticeable decrease in demand for our products, we determined that an impairment triggering event had occurred. Therefore, we performed an impairment assessment on certain long-lived assets as of December 31, 2020. As a result of the impairment test, we determined that our long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life. If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that our assets are impaired requiring evaluation that may result in future impairment charges to earnings. Refer to “Note 1 - Description of the Business and Basis of Presentation” of our Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements
Refer to “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, for Recently Issued Accounting Pronouncements.

Supplemental Guarantor Financial Information
As of December 31, 2020, PBF Services, DCR, PBF Power, PRC, Toledo Refining, Chalmette Refining, PBF Western Region, Torrance Refining, Martinez Refining, PBF International Inc. and PBF Investments are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated May 30, 2017 and January 24, 2020, among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and the indenture dated May 13, 2020, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins, T&M, Torrance Basin Pipeline Company LLC, Torrance Logistics, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. The 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.
The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	December 31, 2020	December 31, 2019
ASSETS
Current Assets (1)	$3,559.0	$3,500.0
Non-Current Assets	5,990.0	4,842.5
Due from non-guarantor subsidiaries	13,813.0	12,311.4

LIABILITIES AND EQUITY
Current liabilities (1)	$2,350.0	$2,364.8
Long-term liabilities	5,411.0	2,300.6
Due to non-guarantor subsidiaries	13,770.0	12,295.9

(1) Includes $4.9 million and $53.2 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX as of December 31, 2020. Includes $6.5 million and $48.1 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX as of December 31, 2019. Refer to “Note 11 - Related Party Transactions” of the Notes to Consolidated Financial Statements for further disclosures.

Summarized Statements of Operations (in millions)	December 31, 2020	December 31, 2019
Revenues	$14,732.0	$24,178.8
Cost of sales	15,394.0	20,748.0
Gross margin	(662.0)	3,430.8
Income (loss) from operations	(445.2)	3,189.5

Net income (loss)	(680.9)	3,054.9
Net income (loss) attributable to PBF Holding Company LLC	(680.6)	3,054.8

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$1,197.2	$2,759.1
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	20.6	92.4
Affiliate revenues related to transactions with PBFX (1)	16.3	16.3
Affiliate expenses related to transactions with PBFX (1)	289.4	300.9
(1) Refer to “Note 11 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

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
The negative impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic, combined with uncertainty around future output levels of the world’s largest oil producers has increased unpredictability in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant reduction in demand for our refined products and abnormal volatility in oil commodity prices, which may continue for the foreseeable future.
At December 31, 2020 and 2019, we had gross open commodity derivative contracts representing 10.0 million barrels and 11.3 million barrels, respectively, with an unrealized net loss of $3.0 million and unrealized net gain of $0.2 million, respectively. The open commodity derivative contracts as of December 31, 2020 expire at various times during 2021.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 28.2 million barrels and 30.2 million barrels at December 31, 2020 and 2019, respectively. The average cost of our hydrocarbon inventories was approximately $78.64 and $79.63 per barrel on a LIFO basis at December 31, 2020 and 2019, respectively, excluding the impact of LCM inventory adjustments of approximately $669.6 million and $401.6 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 75 million and 97 million MMBTUs of natural gas amongst our six refineries as of December 31, 2020. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $97.0 million.

Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which includes RINs, required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs or other environmental credits when the price of these instruments is deemed favorable.
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
Concentration Risk
For the year ended December 31, 2020, only one customer, Royal Dutch Shell, accounted for 10% or more of our revenues, (approximately 13%). For the years ended December 31, 2019 and 2018, no single customer accounted for 10% or more of our revenues.
As of December 31, 2020, only one customer, Royal Dutch Shell, accounted for 10% or more of our total trade accounts receivable (approximately 17%) No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2019.
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
On February 1, 2020, we completed the Martinez Acquisition. As of December 31, 2020 we were in the process of integrating Martinez Refining’s operations, including internal controls over financial reporting and, therefore, management's evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal controls over financial reporting of the Martinez Refining. Martinez Refining accounts for approximately 8% of our total assets and approximately 13% of our total revenues as of the year ended December 31, 2020. During the first quarter of 2021 we completed the integration of Martinez Refining's operations, including internal controls over financial reporting.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2020, the Company’s internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as permitted by Item 308(b) of Regulation S-K for non-accelerated filers.
Changes in Internal Control Over Financial Reporting
On February 1, 2020, we completed the Martinez Acquisition. As of December 31, 2020 we were in the process of integrating Martinez Refining's operations, including internal controls over financial reporting. There has been no other change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III
Explanatory Note:
We are a limited liability company wholly-owned and controlled by PBF LLC. PBF Energy is the sole managing member of PBF LLC. Our directors and executive officers are the executive officers of PBF Energy. The compensation paid to these executive officers is for services provided to both entities (i.e., they are not separately compensated for their services as an officer or director of PBF Holding). PBF Holding does not file a proxy statement. If the information were required it would be identical (other than as expressly set forth below) to the information contained in Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K of PBF Energy that will appear in the Proxy Statement of PBF Energy furnished to its stockholders in connection with its 2021 Annual Meeting. Such information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Directors and Executive Officers
The following is a list of our directors and executive officers as of March 3, 2021:

Name	Age (as of December 31, 2020)	Position
Thomas J. Nimbley	69	Chief Executive Officer
Matthew C. Lucey	47	President
Erik Young	43	Senior Vice President, Chief Financial Officer
Paul Davis	58	President, Western Region
Thomas L. O’Connor	48	Senior Vice President, Commercial
Herman Seedorf	69	Senior Vice President, Refining
Trecia Canty	51	Senior Vice President, General Counsel & Corporate Secretary
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
Additional information required by this Item will be contained in PBF Energy’s 2021 Proxy Statement, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors of PBF Holding Company LLC
Directors of PBF Holding receive no separate compensation for service on the board of directors or committees thereof.
Additional information required under this Item will be contained in PBF Energy’s 2021 Proxy Statement, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of December 31, 2020, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. Refer to “Note 14 - Equity Structure” of our Notes to Consolidated Financial Statements.
The stockholders of PBF Energy may be deemed to beneficially own an interest in our membership interests by virtue of their beneficial ownership of shares of Class A common stock of PBF Energy. PBF Energy reports separately on the beneficial ownership of its officers, directors and significant stockholders. For additional information, we refer you to PBF Energy’s 2021 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to “Note 11 - Related Party Transactions” of our Notes to Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Deloitte & Touche LLP (“Deloitte”) is our independent registered public accounting firm. Our audit fees are determined as part of the overall audit fees for PBF Energy and are approved by the audit committee of the board of directors of PBF Energy. PBF Energy reports separately on the fees and services of its principal accountants. For additional information, we refer you to PBF Energy’s 2021 Proxy Statement, which is incorporated herein by reference.
The following table presents fees incurred for the years ended December 31, 2020 and 2019 for professional services performed by Deloitte.

(in thousands)	2020	2019
Audit Fees (1)	$4,660.0	$4,254.0
Audit-related Fees (2)	576.0	33.5
Tax Fees (3)	57.8	78.3
Total Fees	$5,293.8	$4,365.8

(1) Represents the aggregate fees for professional services rendered by Deloitte in connection with its audits of PBF Holding and its indirect parent, PBF Energy’s consolidated financial statements, including the audits of internal control over financial reporting of PBF Energy and related accounting consultation services provided to support the performance of such audits. Fees, and related expenses, are for services performed in connection with the audit of our fiscal years ended December 31, 2020 and 2019 financial statements regardless of when incurred.
(2) Represents fees for professional services rendered in connection with various filings for PBF Holding and its indirect parent, PBF Energy, including (i) services rendered in connection with the filing of multiple registration statements with the SEC and (ii) attestation services performed in connection with certain regulatory filings.
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
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

2.1†	Contribution Agreement dated as of April 24, 2019 by and between PBF Energy Company LLC and PBF Logistics LP (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 26, 2019 (File No. 001-35764))

2.2†	Sale and Purchase Agreement dated June 11, 2019 by and between PBF Holding Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 11, 2019 (File No. 001-35764)).

2.3	Amendment No. 1 dated February 1, 2020 to Sale and Purchase Agreement dated June 11, 2019 by and between PBF Holding Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.2 filed with PBF Energy Inc.'s Current Report on Form 8-K dated February 6, 2020 (File No. 001-35764)).

3.1	Certificate of Formation of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.1 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 dated January 14, 2013 (Registration No. 333-186007)).

3.2	Limited Liability Company Agreement of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.2 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

3.3	Certificate of Incorporation of PBF Finance Corporation (Incorporated by reference to Exhibit 3.3 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

3.4	Bylaws of PBF Finance Corporation (Incorporated by reference to Exhibit 3.4 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

4.1	Indenture dated as of May 30, 2017, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 7.25% Senior Note (included as Exhibit A) (incorporated by reference to Exhibit 4.1 of PBF Holding Company LLC’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.2	Indenture dated as of January 24, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 6.00% Senior Notes due 2028 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.3	Registration Rights Agreement dated January 24, 2020, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and BofA Securities, Inc., as Representative of the several Initial Purchasers (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.4	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (6.00% Senior Notes due 2028) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.5	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (7.25% Senior Notes due 2025) (incorporated by reference to Exhibit 4.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.6	Eighth Supplemental Indenture dated March 4, 2020, among PBFX Ace Holdings LLC, PBF Logistics LP, PBF Logistics Finance Corporation, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-36446)).

4.7	Indenture dated as of May 13, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent and form of 9.25% Senior Secured Notes due 2025 (included as exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 13, 2020 (File No. 001-35764)).

4.8	Supplemental Indenture dated December 21, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent (9.25% Senior Secured Notes due 2025) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 22, 2020 (File No. 001-35764)).

10.1**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to DEF 14A filed with PBF Energy Inc.’s Proxy Statement dated March 22, 2016 (File No. 001-35764)).

10.2**	PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764)).

10.3**	Form of PBF Energy Non-Qualified Stock Option Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.4**	Form of PBF Energy Performance Share Unit Award Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.5**	Form of PBF Energy Performance Unit Award Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.6**	Form of PBF Energy Non-Qualified Stock Option Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.7**	Form of PBF Energy Performance Share Unit Award Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.8**	Form of PBF Energy Performance Unit Award Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.9**	Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.10**	Form of Restricted Stock Agreement for Non-Employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 3, 2017 (File No. 001-35764)).

10.11**	Form of 2017 Equity Incentive Plan Restricted Stock Agreement for employees (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 31, 2017).

10.12**	Form of 2017 Equity Incentive Plan Non-Qualified Stock Agreement (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on October 31, 2017).

10.13**	Form of Amended and Restated Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 16, 2018 (File No. 001-35764)).

10.14**	Amended and Restated Restricted Stock Agreement for non-employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.15**	Form of Amended and Restated Restricted Stock Agreement for employees under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.16	Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.17	Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.18	Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.19	Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.20	Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.7 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.21	Asset Purchase Agreement dated as of April 17, 2020, among PBF Holding Company LLC, Torrance Refining Company LLC, Martinez Refining Company LLC, Delaware City Refining Company LLC and Air Products and Chemicals Inc. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 22, 2020 (File No. 001-35764))

10.22	Transition Services Agreement dated as of April 17, 2020, among PBF Holding Company LLC, Torrance Refining Company LLC, Martinez Refining Company LLC, Delaware City Refining Company LLC and Air Products and Chemicals Inc. and Air Products West Coast Hydrogen LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 22, 2020 (File No. 001-35764).

10.23	Guarantee Agreement dated as of April 17, 2020 among PBF Energy Inc. PBF Energy Company LLC and Air Products and Chemicals Inc. (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 22, 2020 (File No. 001-35764).

10.24	Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2018 (File No. 001-35764)).

10.25	Second Amendment dated as of May 7, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018, as amended (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2020 (File No. 001-35764)).

10.26	Amendment dated as of February 18, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.27	Sixth Amended and Restated Operation and Management Services and Secondment Agreement dated as of July 31, 2018, among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Chalmette Refining L.L.C., Paulsboro Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP, DCR Storage and Loading LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Paulsboro Terminaling Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Rail Logistics Company LLC, Chalmette Logistics Company LLC and PBFX Operating Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.28	Fifth Amended and Restated Omnibus Agreement dated as of July 31, 2018, among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.29	Amended and Restated Delaware City Rail Terminaling Services Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446)).

10.30	Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446)).

10.31	Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764)).

10.32	Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764)).

10.33†	Second Amended and Restated Inventory Intermediation Agreement dated as of August 29, 2019, among J. Aron & Company LLC, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 4, 2019 (File No. 001-35764)).

10.34†	Second Amended and Restated Inventory Intermediation Agreement dated as of August 29, 2019, among J. Aron & Company LLC, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 4, 2019 (File No. 001-35764))

10.35†	Amended to the Inventory Intermediation Agreement dated as of November 19, 2020, among J. Aron & Company LLC, PBF Holding Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.34 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 18, 2021 (File No. 001-35764)).

10.36†	Amended to the Inventory Intermediation Agreement dated as of November 19, 2020, among J. Aron & Company LLC, PBF Holding Company LLC and Delaware City Refining Company LLC (incorporated by reference to Exhibit 10.35 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 18, 2021 (File No. 001-35764)).

10.37	Amendment to Amended and Restated Delaware City Rail Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.38	Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.39	Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014 (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 7, 2014 (File No. 001-35764)).

10.40	Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP’s Current Report on Form 8-K dated December 16, 2014 (File No. 001-36446)).

10.41	Lease Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

10.42	Storage Services Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and PBF Holding Company LLC (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

10.43	Firm Transportation Service Agreement dated as of August 3, 2017, by and between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 with PBF Logistics LP’s Quarterly Report on Form 10-Q dated November 2, 2017 (File No. 001-36446).

10.44	Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446)).

10.45	Joinder Agreement to the ABL Security Agreement dated as of February 1, 2020, among Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.46	Joinder Agreement to the Credit Agreement dated as of February 1, 2020, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.47**	Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764)).

10.48**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.49**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.50**	Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.51**	Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

21.1*	Subsidiaries of PBF Holding Company LLC

22.1*	List of Guarantor Subsidiaries

24.1*	Power of Attorney (included on signature page)

31.1*	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*(1)	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*(1)	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

†	Portions of the exhibits have been omitted because such information is both (i) not material and (ii) could be competitively harmful if publicly disclosed.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF HOLDING COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To PBF Energy Inc., the Managing Member of PBF Holding Company LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Holding Company LLC and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (ASC 842), using the modified retrospective approach. Consistent with management’s disclosure in Note 2, the adoption of ASC 842 has a material effect on the financial statements and financial statement disclosures. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease liabilities on the Company’s consolidated balance sheet of approximately $853.9 million, of which $604.4 million is attributable to leases with affiliates. As the right of use asset and the lease liabilities were the same upon adoption of ASC 842, there was no cumulative effect on the Company’s retained earnings.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Acquisitions - Martinez Acquisition Valuation and Purchase Price Allocation — Refer to Note 3 to the financial statements
Critical Audit Matter Description
On February 1, 2020, the Company completed the acquisition of the Martinez refinery for an aggregate purchase price of $1,253.4 million, including working capital and contingent consideration. Management of the Company accounted for the acquisition of the Martinez refinery as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The primary asset acquired was property, plant and equipment the valuation of which involved management making significant estimates and assumptions related to discount rate, replacement cost and market value of the acquired property, plant and equipment. Contingent consideration also involved management making significant estimates related to discount rate and projected future cash flows.
We identified the valuation of property, plant and equipment and the valuation of the liability for contingent consideration related to the Martinez refinery as a critical audit matter because of the significant estimates and assumptions made by management. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s projected future cash flows, the selection of a discount rate and the replacement cost and market value of the acquired property, plant and equipment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s projected future cash flows, the selection of a discount rate, and the replacement cost and market value of acquired property, plant and equipment for the Martinez refinery included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation, including management’s controls over the assumptions used in the valuation of the property, plant and equipment, including estimating the replacement cost and market value of the acquired property, plant and equipment, determination of the discount rate, and reviewing the work of third-party specialists. We also tested the effectiveness of controls over the contingent consideration valuation, including management’s estimation of future cash flows and determination of the discount rate.
•With the assistance of our fair value specialists;
◦We tested the appropriateness of the valuation methodology
◦We tested the cost to acquire or construct comparable assets and the remaining useful lives used for the cost approach for property, plant and equipment, including comparing such estimates to independent market information to determine reasonableness
◦We tested the underlying source information used for the market approach for land
◦We tested the reasonableness of the discount rate and the underlying source information

◦We tested the valuation of the contingent consideration by evaluating the valuation model and assumptions, including an assessment of the probability of achieving projected future cash flows, assessing the mathematical accuracy of the valuation, and performing a sensitivity analysis to ensure reasonableness
Summary of Significant Accounting Policies – Impairment Assessment and COVID-19 and Market Developments and Commitments and Contingencies – Contingent Consideration— Refer to Notes 2 and 12 to the financial statements
Critical Audit Matter Description
Management of the Company prepares and uses projected operational results (“Management’s Projections”) for various accounting analysis and considerations, including the impairment analysis of long-lived assets, the determination of the contingent consideration liability in connection with the Martinez refinery acquisition, and the evaluation of the Company’s future liquidity. The assumptions used in Management’s Projections are subject to substantial uncertainty about the results of the Company’s future business operations. The development of Management’s Projections involves management making significant judgments and assumptions in estimating future cash flows, including assumptions related to future refinery throughput, future gross margin, future operating expenses and future levels of sustaining capital expenditures.
Given that the development of Management’s Projections require management to make significant estimates related to assumptions, performing audit procedures to evaluate the reasonableness of these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists to evaluate future pricing data assumed in Management’s Projections.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to Management’s Projections included the following, among others:
•We tested the effectiveness of controls over the determination of Management’s Projections, including management’s controls over the determination of future refinery throughput, future gross margin, future operating expenses, and future levels of sustaining capital expenditures.
•We tested the reasonableness of management’s future refinery throughput, future gross margin, future operating expenses and future levels of sustaining capital expenditures by comparing the forecasts to:
◦Historical refinery throughput, operating expenses, and levels of sustaining capital expenditures
◦Analyst EBITDA projections
◦Internal communications to management and the Board of Directors
◦Industry reports for the Company and certain of its peer companies
•With the assistance of our fair value specialists we tested the future pricing used in Management’s Projections in determining future gross margin by agreeing future pricing to independently obtained information.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 3, 2021

We have served as the Company's auditor since 2011.

PBF HOLDING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,570.1	$763.1
Accounts receivable	501.5	826.6
Accounts receivable - affiliate	4.9	6.5
Inventories	1,686.2	2,122.2
Prepaid and other current assets	56.4	48.0
Total current assets	3,819.1	3,766.4

Property, plant and equipment, net	4,023.1	3,168.6
Lease right of use assets - third party	916.7	330.3
Lease right of use assets - affiliate	571.0	650.3
Deferred charges and other assets, net	862.7	930.0
Total assets	$10,192.6	$8,845.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$402.3	$591.2
Accounts payable - affiliate	53.2	48.1
Accrued expenses	1,881.8	1,791.4
Deferred revenue	45.1	17.0
Current operating lease liabilities - third party	78.3	72.0
Current operating lease liabilities - affiliate	85.6	79.2
Current debt	7.4	—
Total current liabilities	2,553.7	2,598.9

Long-term debt	3,932.8	1,262.8
Deferred tax liabilities	38.7	31.4
Long-term operating lease liabilities - third party	755.9	232.9
Long-term operating lease liabilities - affiliate	485.4	571.1
Long-term financing lease liabilities - third party	68.3	18.4
Other long-term liabilities	267.0	232.9
Total liabilities	8,101.8	4,948.4

Commitments and contingencies (Note 12)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,809.7	2,739.1
Retained earnings (accumulated deficit)	(723.4)	1,156.9
Accumulated other comprehensive loss	(6.1)	(9.7)
Total PBF Holding Company LLC equity	2,080.2	3,886.3
Noncontrolling interest	10.6	10.9
Total equity	2,090.8	3,897.2
Total liabilities and equity	$10,192.6	$8,845.6
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Revenues	$15,045.0	$24,468.9	$27,164.0

Cost and expenses:
Cost of products and other	14,548.2	21,667.7	24,744.6
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,835.2	1,684.3	1,654.8
Depreciation and amortization expense	498.0	386.7	329.7
Cost of sales	16,881.4	23,738.7	26,729.1
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	229.0	258.7	253.8
Depreciation and amortization expense	11.3	10.8	10.6
Change in fair value of contingent consideration	(79.3)	—	—
Impairment Expense	91.8	—	—
Equity income in investee	—	(7.9)	(17.8)
Gain on sale of assets	(477.8)	(29.9)	(43.1)
Total cost and expenses	16,656.4	23,970.4	26,932.6

Income (loss) from operations	(1,611.4)	498.5	231.4

Other income (expense):
Interest expense, net	(210.3)	(108.7)	(127.1)
Change in fair value of catalyst obligations	(11.8)	(9.7)	5.6
Debt extinguishment costs	(22.2)	—	—
Other non-service components of net periodic benefit cost	4.3	(0.2)	1.1
Income (loss) before income taxes	(1,851.4)	379.9	111.0
Income tax expense (benefit)	6.1	(8.3)	8.0
Net income (loss)	(1,857.5)	388.2	103.0
Less: net income (loss) attributable to noncontrolling interests	(0.3)	—	0.1
Net income (loss) attributable to PBF Holding Company LLC	$(1,857.2)	$388.2	$102.9
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(1,857.5)	$388.2	$103.0
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(0.1)	0.4	(0.1)
Net gain on pension and other post-retirement benefits	3.7	13.8	3.1
Total other comprehensive income	3.6	14.2	3.0
Comprehensive income (loss)	(1,853.9)	402.4	106.0
Less: comprehensive income (loss) attributable to noncontrolling interests	(0.3)	—	0.1
Comprehensive income (loss) attributable to PBF Holding Company LLC	$(1,853.6)	$402.4	$105.9
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Equity

Balance, January 1, 2018	$2,359.7	$(26.9)	$840.4	$10.8	$3,184.0
Member distributions	—	—	(52.6)	—	(52.6)
Capital contributions from PBF LLC	287.0	—	—	—	287.0
Distribution of assets to PBF LLC	(13.7)	—	—	—	(13.7)
Stock based compensation	19.7	—	—	—	19.7
Comprehensive income	—	3.0	102.9	0.1	106.0
Other	(0.2)	—	(0.4)	—	(0.6)
Balance, December 31, 2018	2,652.5	(23.9)	890.3	10.9	3,529.8
Member distributions	—	—	(121.6)	—	(121.6)
Capital contributions from PBF LLC	228.5	—	—	—	228.5
Distribution of assets to PBF LLC	(0.3)	—	—	—	(0.3)
Distribution of TVPC investment	(168.8)	—	—	—	(168.8)
Stock based compensation	27.2	—	—	—	27.2
Comprehensive income	—	14.2	388.2	—	402.4
Balance, December 31, 2019	2,739.1	(9.7)	1,156.9	10.9	3,897.2
Member distributions	—	—	(23.1)	—	(23.1)
Capital contributions from PBF LLC	42.4	—	—	—	42.4
Stock based compensation	28.2	—	—	—	28.2
Comprehensive income (loss)	—	3.6	(1,857.2)	(0.3)	(1,853.9)
Balance, December 31, 2020	$2,809.7	$(6.1)	$(723.4)	$10.6	$2,090.8
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,857.5)	$388.2	$103.0
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	523.8	404.4	346.7
Impairment expense	91.8	—	—
Stock-based compensation	29.3	30.5	20.2
Change in fair value of catalyst obligations	11.8	9.7	(5.6)
Deferred income taxes	7.3	(8.8)	7.2
Non-cash change in inventory repurchase obligations	(12.6)	25.4	(31.8)
Non-cash lower of cost or market inventory adjustment	268.0	(250.2)	351.3
Change in fair value of contingent consideration	(79.3)	—	—
Debt extinguishment costs	22.2	—	—
Pension and other post-retirement benefit costs	55.7	44.8	47.4
Income from equity method investee	—	(7.9)	(17.8)
Distributions from equity method investee	—	7.9	17.8
Gain on sale of assets	(477.8)	(29.9)	(43.1)

Changes in operating assets and liabilities:
Accounts receivable	325.1	(115.9)	240.4
Due to/from affiliates	6.7	12.6	(3.5)
Inventories	392.2	(8.0)	(1.5)
Prepaid and other current assets	(3.0)	4.4	(2.9)
Accounts payable	(200.6)	132.0	(110.7)
Accrued expenses	111.5	209.5	(233.0)
Deferred revenue	28.2	(0.2)	9.6
Other assets and liabilities	(62.8)	(58.9)	1.3
Net cash (used in) provided by operating activities	$(820.0)	$789.6	$695.0

Cash flows from investing activities:
Expenditures for property, plant and equipment	(183.9)	(373.1)	(277.3)
Expenditures for deferred turnaround costs	(188.1)	(299.3)	(266.0)
Expenditures for other assets	(9.1)	(44.7)	(17.0)
Acquisition of Martinez refinery	(1,176.2)	—	—
Proceeds from sale of assets	543.1	36.3	48.3
Equity method investment - return of capital	—	0.6	2.4
Net cash used in investing activities	$(1,014.2)	$(680.2)	$(509.6)

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

Cash flows from financing activities:
Contributions from PBF LLC	$42.4	$228.5	$287.0
Distributions to members	(23.1)	(121.6)	(52.6)
Proceeds from 2025 9.25% Senior Secured Notes	1,250.6	—	—
Proceeds from 2028 6.00% Senior Notes	1,000.0	—	—
Redemption of 2023 7.00% Senior Notes	(517.5)	—	—
Proceeds from revolver borrowings	1,450.0	1,350.0	—
Repayments of revolver borrowings	(550.0)	(1,350.0)	(350.0)
Repayments of PBF Rail Term Loan	(7.2)	(7.0)	(6.8)
Repayments of note payable	—	—	(5.6)
Settlements of catalyst obligations	(8.8)	(6.5)	(9.1)
Proceeds from catalyst financing arrangements	51.9	—	—
Payments on financing leases	(12.4)	—	—
Deferred financing costs and other	(34.7)	(1.4)	(12.8)
Net cash provided by (used in) financing activities	$2,641.2	$92.0	$(149.9)

Net increase in cash and cash equivalents	807.0	201.4	35.5
Cash and cash equivalents, beginning of period	763.1	561.7	526.2
Cash and cash equivalents, end of period	$1,570.1	$763.1	$561.7

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$31.1	$36.0	$89.5
Assets acquired under operating and financing leases	702.0	1,194.3	—
Fair value of the Martinez Contingent Consideration at acquisition	77.3	—	—
Distribution of assets to PBF Energy Company LLC	—	169.1	13.7
Cash paid during the year for:
Interest (net of capitalized interest of $11.9, $17.6 and $9.3 in 2020, 2019 and 2018, respectively)	$162.9	$107.0	$124.4
Income taxes	1.0	1.2	0.6

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in PBF LLC as of December 31, 2020. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC (“PRC”), Delaware City Refining Company LLC (“DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and Martinez Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
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
Substantially all of the Company’s operations are in the United States. As of December 31, 2020, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flows.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the novel coronavirus (“COVID-19”) pandemic and related adverse impact on economic and commercial activity has resulted in a significant reduction in demand for refined petroleum and petrochemical products. This significant demand reduction has had an adverse impact on the Company’s results of operations and liquidity position for the year ended December 31, 2020. In response, the Company has reduced throughput rates across its entire refining system and is currently operating all refineries at reduced rates.
It is impossible to estimate the duration or significance of the financial impact that will result from the COVID-19 pandemic. However, the extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations and liquidity will depend largely on future developments, including the duration of the outbreak, particularly within the geographic areas where the Company operates, and the related impact on overall economic activity, all of which are uncertain and cannot be predicted with certainty at this time.

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
Reclassification
As of December 31, 2020, Financing lease right of use assets - third party, previously included in Deferred charges and other assets, net, in the Consolidated Balance Sheets, are reflected within Lease right of use assets - third party, which is inclusive of all third party lease right of use assets. Financing lease liabilities - third party, previously included in Other long-term liabilities, in the Consolidated Balance Sheets, are presented as separate line items in the Consolidated Financial Statements. The amounts related to such balance sheet accounts have also been reclassified in their respective footnotes for prior periods to conform to the 2020 presentation.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from those estimates.
Impairment Assessment
The global crisis resulting from the spread of the COVID-19 pandemic continues to have a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the enduring throughput reductions across the Company’s refineries and continued decrease in demand for the Company’s products, the Company determined an impairment triggering event had occurred as of December 31, 2020. As such, the Company performed an impairment assessment on its long-lived assets as of December 31, 2020. As a result of the impairment test, the Company concluded that the carrying values of its long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful life.
In connection with the Company’s ongoing strategic response plan to deal with the COVID-19 pandemic and its East Coast Refining Reconfiguration (as defined in “Note 6 - Property, Plant and Equipment, net”), it recorded an impairment charge of approximately $91.8 million associated to the write-down of certain assets and project abandonments. Refer to “Note 6 - Property, Plant and Equipment, net” for further details.
If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that the Company’s assets are impaired requiring evaluation that may result in future impairment charges to earnings.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Concentrations of Credit Risk
For the year ended December 31, 2020, only one customer, Royal Dutch Shell, accounted for 10% or more of the Company’s revenues (approximately 13%). For the years ended December 31, 2019 and 2018 no single customer amounted to greater than or equal to 10% of the Company’s revenues.
As of December 31, 2020, only one customer, Royal Dutch Shell, accounted for 10% or more of the Company’s total trade accounts receivable (approximately 17%). No single customer accounted for 10% or more of the Company’s total trade accounts receivable as of December 31, 2019.
Revenue, Deferred Revenue and Accounts Receivable
Effective January 1, 2018, the Company adopted ASC 606, Revenues from Contracts with Customers (“ASC 606”). As a result, the Company has changed its accounting policy for the recognition of revenue from contracts with customers. The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to “Note 17 - Revenues” for further discussion of the Company’s revenue recognition policy, including deferred revenues and the practical expedients elected as part of the transition to ASC 606.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2019, PBF Holding and its subsidiaries, DCR and PRC, entered into amendments to the existing inventory intermediation agreements (as amended in the first quarter of 2019 and amended and restated in the third quarter of 2019, the “Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, the maturity date. On March 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was amended to add the PBFX assets acquired from Crown Point International, LLC in October 2018 (the “East Coast Storage Assets”) as a location and crude oil as a new product type to be included in the J. Aron Products (as defined in “Note 5 - Inventories”) sold to J. Aron by DCR. On August 29, 2019 the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and PRC was extended to December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022 and the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was extended to June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022.
Pursuant to each Inventory Intermediation Agreement, J. Aron purchases and holds title to the J. Aron Products produced by the refinery and delivered into the J. Aron Storage Tanks (as defined in “Note 5 - Inventories”). The J. Aron Products are sold back to the Company as the J. Aron Products are discharged out of the J. Aron Storage Tanks. These purchases and sales are settled monthly at the daily market prices related to those J. Aron Products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the East Coast refineries to J. Aron. Additionally, J. Aron has the right to store the J. Aron Products purchased in J. Aron Storage Tanks under the Inventory Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding continues to market and sell the J. Aron Products independently to third parties.
Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2020 and 2019.
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
Leases
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), using the modified retrospective approach. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset and lease liability on the Company’s Consolidated Balance Sheets of approximately $853.9 million of which $604.4 million is attributable to leases with affiliates.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases office space, office equipment, refinery facilities and equipment, railcars and other logistics assets primarily under non-cancelable operating leases, with terms typically ranging from one to twenty years, subject to certain renewal options as applicable. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of lease liabilities and right-of-use assets. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Interest expense for finance leases is incurred based on the carrying value of the lease liability. Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets.
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
For substantially all classes of underlying assets, the Company has elected the practical expedient not to separate lease and non-lease components, which allows for combining the components if certain criteria are met. For certain leases of refinery support facilities, the Company accounts for the non-lease service component separately.
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
As a result of the East Coast Refining Reconfiguration (as defined in “Note - 6 Property, Plant and Equipment, net), certain major processing units were temporarily idled. As such, the Company accelerated the recognition of approximately $56.2 million of unamortized deferred turnaround costs associated with these idled units.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Precious metal catalysts, linefill and certain other intangibles are considered indefinite-lived assets as they are not expected to deteriorate in their prescribed functions. Such assets are assessed for impairment in connection with the Company’s review of its long-lived assets.
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
PBF Energy grants performance share unit awards and performance unit awards to certain key employees. Performance awards granted to employees prior to November 1, 2020 are based on a three-year performance cycle with four measurement periods and performance awards granted to employees after November 1, 2020 are based on a three-year performance cycle having a single measurement period. The payout for each, which ranges from 0% to 200%, is based on the relative ranking of the total shareholder return (“TSR”) of PBF Energy’s common stock as compared to the TSR of a selected group of industry peer companies over an average of four measurement periods. The performance share unit awards and performance unit awards are each measured at fair value based on Monte Carlo simulation models. The performance share unit awards will be settled in PBF Energy Class A common stock and are accounted for as equity awards and the performance unit awards will be settled in cash and are accounted for as liability awards.
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
The State tax returns for all years since 2015 are subject to examination by the respective tax authorities.

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)”, to improve the effectiveness of benefit plan disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in this ASU modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Additionally, the amendments in this ASU remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for fiscal years ending after December 15, 2020, for public business entities and early adoption is permitted for all entities. The Company adopted this ASU effective January 1, 2020, which did not have a material impact on its Consolidated Financial Statements. Refer to “Note 16 - Employee Benefits Plans” for further disclosure related to our adoption of this pronouncement.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance amends the guidance on measuring credit losses on financial assets held at amortized cost. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2020, which did not have a material impact on its Consolidated Financial Statements. Refer to “Note 4 - Current Expected Credit Losses” for further disclosure related to our adoption of this pronouncement.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting”. The amendments in this ASU provide optional guidance to alleviate the burden in accounting for reference rate reform, by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationship and other transactions affected by the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank rates. The amendments in this ASU are effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The Company is currently evaluating the impact of this new standard on its Consolidated Financial Statements and related disclosures.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS
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
The aggregate purchase price for the Martinez Acquisition was $1,253.4 million, including final working capital of $216.1 million and the Martinez Contingent Consideration, as defined below. The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes (as defined in “Note 9 - Credit Facilities and Debt”), and borrowings under PBF Holding’s asset-based revolving credit agreement (the “Revolving Credit Facility”).
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
_______________________
(a) The Martinez Acquisition includes an obligation for the Company to make post-closing earn-out payments to the Seller based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The Company recorded the Martinez Contingent Consideration based on its estimated fair value of $77.3 million at the acquisition date, which was recorded within “Other long-term liabilities” within the Consolidated Balance Sheets.

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
_____________________________
(a) Operating and Financing lease right of use assets are recorded in Lease right of use assets - third party within the Consolidated Balance Sheets.
(b) Current financing lease liabilities are recorded in Accrued expenses within the Consolidated Balance Sheets.
The Company’s Consolidated Financial Statements for the year ended December 31, 2020 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition. The same period in 2019 does not include the results of operations of such assets. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

	Year Ended December 31, 2020	Year Ended December 31, 2019
(Unaudited, in millions)

Pro-forma revenues	$15,408.8	$28,283.8
Pro-forma net income (loss) attributable to PBF Holding	(1,888.5)	124.9

Acquisition Expenses
The Company incurred acquisition-related costs of $11.1 million for the year ended December 31, 2020 consisting primarily of consulting and legal expenses related to the Martinez Acquisition. There were no acquisition-related costs the year ended December 31, 2019 and December 31, 2018, respectively. These costs are included in General and administrative expenses within the Consolidated Statements of Operations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. CURRENT EXPECTED CREDIT LOSSES
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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of December 31, 2020 and December 31, 2019, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES
Inventories consisted of the following:

December 31, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,018.9	$—	$1,018.9
Refined products and blendstocks	933.7	266.5	1,200.2
Warehouse stock and other	136.7	—	136.7
	$2,089.3	$266.5	$2,355.8
Lower of cost or market adjustment	(572.4)	(97.2)	(669.6)
Total inventories	$1,516.9	$169.3	$1,686.2

December 31, 2019
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,071.4	$2.7	$1,074.1
Refined products and blendstocks	976.0	352.9	1,328.9
Warehouse stock and other	120.8	—	120.8
	$2,168.2	$355.6	$2,523.8
Lower of cost or market adjustment	(324.8)	(76.8)	(401.6)
Total inventories	$1,843.4	$278.8	$2,122.2
Inventory under the Inventory Intermediation Agreements includes crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries and sold to counterparties in connection with such agreements. This inventory is held in the Company’s storage tanks at the Delaware City and Paulsboro refineries and at PBFX’s East Coast Storage Assets, (collectively the “J. Aron Storage Tanks”).
During the year ended December 31, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $268.0 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $401.6 million at December 31, 2019 to $669.6 million at December 31, 2020. During the year ended December 31, 2019, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $250.2 million, reflecting the net change in the LCM inventory reserve from $651.8 million at December 31, 2018 to $401.6 million at December 31, 2019.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. The Company recorded a charge related to a LIFO layer decrement of $83.0 million and $4.9 million during the years ended December 31, 2020 and December 31, 2019, respectively. The majority of the decrement recorded in 2020 related to the Company’s East Coast LIFO inventory layer and the reduction in the Company’s East Coast inventory experienced as part of the East Coast Refining Reconfiguration (as defined in “Note 6 - Property, Plant and Equipment, net”).

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

(in millions)	December 31, 2020	December 31, 2019
Land	$418.8	$244.6
Processing units, pipelines and equipment	4,191.4	3,282.2
Buildings and leasehold improvements	106.2	48.0
Computers, furniture and fixtures	155.6	134.9
Construction in progress	195.4	304.0
	5,067.4	4,013.7
Less - Accumulated depreciation	(1,044.3)	(845.1)
Total property, plant and equipment, net	$4,023.1	$3,168.6
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $179.4 million, $140.7 million and $133.1 million, respectively. The Company capitalized $11.9 million and $17.6 million in interest during 2020 and 2019, respectively, in connection with construction in progress.
East Coast Refining Reconfiguration
On December 31, 2020, the Company reconfigured the Delaware and Paulsboro refineries (the “East Coast Refining Reconfiguration”) temporarily idling certain of its major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit referred to as the “East Coast Refining System”. The reconfiguration process resulted in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. The Company abandoned certain projects related to assets under construction related to these idled assets, resulting in an impairment charge of approximately $11.9 million and a corresponding decrease to its construction in progress account in the fourth quarter of 2020.
Capital Project Abandonments
In connection with the Company’s ongoing strategic response plan to deal with the COVID-19 pandemic and its East Coast Refining Reconfiguration, it assessed its refinery wide slate of capital projects that were either in process or not yet placed into service as of December 31, 2020. Based on this assessment and the Company’s strategic plan to reduce capital expenditures, it decided to abandon various capital projects across the refinery system, resulting in an impairment charge of approximately $79.9 million in the fourth quarter of 2020.
Sale of Hydrogen Plants
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement which was followed by the execution of long-term supply agreements in August 2020. Refer to “Note 13 - Leases” for further information.
Torrance Land Sales
On December 30, 2020, August 1, 2019 and August 7, 2018, the Company closed on third-party sales of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sales resulted in a gain of approximately $8.1 million, $33.1 million and $43.8 million in the fourth quarter of 2020, third quarter of 2019 and third quarter of 2018, respectively, included within (Gain) loss on sale of assets in the Consolidated Statements of Operations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

(in millions)	December 31, 2020	December 31, 2019
Deferred turnaround costs, net	$598.2	$722.7
Catalyst, net	155.2	132.7
Environmental credits	39.6	37.8
Linefill	27.4	19.5
Pension plan assets	21.2	10.3
Intangible assets, net	0.5	0.5
Other	20.6	6.5
Total deferred charges and other assets, net	$862.7	$930.0

Catalyst, net includes $115.2 million and $74.5 million of indefinite-lived precious metal catalysts (both owned or financed as part of existing catalyst financing arrangements) as of December 31, 2020 and December 31, 2019, respectively.

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $315.7 million, $256.8 million and $207.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Included in the current year amortization expense is approximately $56.2 million of accelerated unamortized deferred turnaround costs associated with assets that were idled as part of the East Coast Refining Reconfiguration.
Intangible assets, net primarily consists of permits and emission credits. Our net balance as of December 31, 2020 and December 31, 2019 is shown below:

(in millions)	December 31, 2020	December 31, 2019
Intangible assets - gross	$4.0	$4.0
Accumulated amortization	(3.5)	(3.5)
Intangible assets - net	$0.5	$0.5

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	December 31, 2020	December 31, 2019
Inventory-related accruals	$695.0	$1,103.2
Renewable energy credit and emissions obligations	528.1	17.7
Inventory intermediation agreements	225.8	278.1
Excise and sales tax payable	119.7	98.4
Accrued transportation costs	72.1	88.7
Accrued utilities	58.6	40.1
Accrued interest	40.2	6.8
Accrued salaries and benefits	40.1	77.4
Accrued refinery maintenance and support costs	35.7	16.9
Accrued capital expenditures	14.4	31.0
Current finance lease liabilities	14.4	6.5
Environmental liabilities	11.4	12.3
Customer deposits	4.0	1.8
Other	22.3	12.5
Total accrued expenses	$1,881.8	$1,791.4

The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of December 31, 2020 and December 31, 2019, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the United States Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CREDIT FACILITIES AND DEBT
Long-term debt outstanding consisted of the following:

(in millions)	December 31, 2020	December 31, 2019
2025 Senior Secured Notes	$1,250.6	$—
2028 Senior Notes	1,000.0	—
2025 Senior Notes	725.0	725.0
2023 Senior Notes	—	500.0
Revolving Credit Facility	900.0	—
PBF Rail Term Loan	7.4	14.5
Catalyst financing arrangements	102.5	47.6
	3,985.5	1,287.1
Less - Current debt	(7.4)	—
Unamortized deferred financing costs	(45.3)	(24.3)
Long-term debt	$3,932.8	$1,262.8

2025 Senior Secured Notes
On May 13, 2020, PBF Holding entered into an indenture among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (“PBF Finance” and together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”), and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of 9.25% senior secured notes due 2025 (the “initial 2025 Senior Secured Notes”). The Issuers received net proceeds of approximately $982.9 million from the offering after deducting the initial purchasers’ discount and offering expenses.
On December 21, 2020 PBF Holding issued an additional $250.0 million in aggregate principal amount of tack on 9.25% senior secured notes due 2025 (the “additional 2025 Senior Secured Notes”). The additional 2025 Senior Secured Notes were issued at an offering price of 100.25% plus accrued and unpaid interest from and including, November 15, 2020. The additional 2025 Senior Secured Notes were issued under the indenture governing the initial 2025 Senior Secured Notes and, together with the additional 2025 Senior Secured Notes, the (“2025 Senior Secured Notes”). The additional 2025 Senior Secured Notes are treated as a single series with the initial 2025 Senior Secured Notes and have the same terms except that a portion of the additional 2025 Senior Secured Notes were issued initially under a new temporary CUSIP number to be used during the 40-day distribution compliance period. The Issuers received net proceeds of approximately $245.7 million from the offering after deducting the initial purchasers’ discount and estimated offering expenses.
The 2025 Senior Secured Notes are guaranteed on a senior secured basis by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Secured Notes and guarantees are senior obligations and secured, subject to certain exceptions and permitted liens, on a first-priority basis, by substantially all of PBF Holding's and the guarantors’ present and future assets (other than assets securing the Revolving Credit Facility), which may also constitute collateral securing certain hedging obligations and any existing or future indebtedness that is permitted to be secured on a pari passu basis with the 2025 Senior Secured Notes. The 2025 Senior Secured Notes and guarantees are senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility, the 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) and the 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Secured Notes and guarantees rank effectively senior to all of the Issuers’ and the Guarantors’ existing and future indebtedness that is not secured by the collateral (including the

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Notes), subject to permitted liens on such collateral and certain other exceptions, and senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Secured Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness that is secured by liens on assets owned by the Company that do not constitute part of the collateral securing the 2025 Senior Secured Notes and the guarantees (including the assets securing the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Secured Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2025 Senior Secured Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2025 Senior Secured Notes are rated investment grade.
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
In addition, the Issuers may redeem in the aggregate up to 35% of the original aggregate principal amount of the 2025 Senior Secured Notes using net proceeds of any loan received pursuant to a Regulatory Debt Facility (as defined in the indenture) at a redemption price equal to 104.625% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date as long as any such redemption occurs on or prior to 120 days after receipt of such net proceeds.
2028 Senior Notes
On January 24, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 6.00% 2028 Senior Notes. The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company primarily used the net proceeds to fully redeem the 7.00% senior notes due 2023 (the “2023 Senior Notes”), including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the Martinez Acquisition. The difference between the carrying value of the 2023 Senior Notes on the date they were reacquired and the amount for which they were reacquired has been classified as Debt extinguishment costs in the Consolidated Statements of Operations.
The 2028 Senior Notes included a registration rights arrangement whereby the Issuer and the Guarantors agreed to file with the U.S. Securities and Exchange Commission and use commercially reasonable efforts to consummate an offer to exchange the 2028 Senior Notes for an issue of registered notes with terms substantially identical to the notes not later than 365 days after the date of the original issuance of the notes. This registration statement was declared effective on October 14, 2020 and the exchange was consummated during the fourth quarter of 2020. As such, the Company did not have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2028 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2028 Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future indebtedness, including PBF Holding’s Revolving Credit Facility, the 2025 Senior Notes and the 2025 Senior Secured Notes. The 2028 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2028 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2028 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2028 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2028 Senior Notes are rated investment grade.
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
2025 Senior Notes
On May 30, 2017, PBF Holding entered into an indenture among Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $725.0 million in aggregate principal amount of 7.25% 2025 Senior Notes. The Issuers received net proceeds of approximately $711.6 million from the offering after deducting the initial purchasers’ discount and offering expenses, all of which was used to fund the cash tender offer (the “Tender Offer”) for any and all of its outstanding 8.25% Senior Secured Notes due 2020 (the “2020 Senior Secured Notes”), to pay the related redemption price and accrued and unpaid interest for any 2020 Senior Secured Notes which remained outstanding after the completion of the Tender Offer, and for general corporate purposes.
The 2025 Senior Notes are guaranteed by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Notes and guarantees are senior unsecured obligations which rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Secured Notes. The 2025 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced the existing asset-based revolving credit agreement dated as of August 15, 2014 with the new Revolving Credit Facility. The Revolving Credit Facility has a maximum commitment of $3.4 billion, a maturity date of May 2023 and redefines certain components of the Borrowing Base, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), to make more funding available for working capital needs and other general corporate purposes. An accordion feature allows for commitments of up to $3.5 billion. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR plus the Applicable Margin (all as defined in the Revolving Credit Agreement). The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Loans, in each case depending on the Company’s corporate credit rating. In addition, the LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25%.
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
On May 7, 2020, the Company further amended the Revolving Credit Facility, to increase PBF Holding’s ability to incur certain secured debt from an amount equal to 10% of its total assets to 20% of its total assets.
During 2020 the Company used advances under the Revolving Credit Facility to fund the Martinez Acquisition and other capital expenditures and working capital requirements.
Outstanding borrowings under the Revolving Credit Facility as of December 31, 2020 were $900.0 million. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2019. Issued letters of credit were $184.4 million and $221.4 million, as of December 31, 2020 and December 31, 2019, respectively.
PBF Rail Term Loan
On December 22, 2016, PBF Rail Logistics Company LLC (“PBF Rail”) entered into a $35.0 million term loan (the “PBF Rail Term Loan”). The PBF Rail Term Loan amortizes monthly over its five year term and bears interest at a rate equal to one month LIBOR plus the margin as defined in the agreement governing the PBF Rail Term Loan (the “Rail Credit Agreement”). As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain Eligible Railcars; (ii) the Debt Service Reserve Account (as defined in the Rail Credit Agreement); and (iii) PBF Holding’s membership interest in PBF Rail. Additionally, the Rail Credit Agreement contains customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars securing the loan are sold, scrapped or otherwise removed from the collateral pool.
The outstanding balances under the PBF Rail Term Loan were $7.4 million and $14.5 million as of December 31, 2020 and December 31, 2019, respectively. As the PBF Rail Term Loan expires in December 2021, the outstanding balance as of December 31, 2020 is reflected as Current debt on the Consolidated Balance Sheets.
Precious Metal Catalyst Financing Arrangements
Certain subsidiaries of the Company have entered into agreements whereby such subsidiary sold a portion of its precious metal catalysts to a major commercial bank and subsequently refinanced the precious metal catalysts under contractual arrangements. The volume of the precious metal catalysts and the interest rate are fixed over the term of each financing arrangement. At maturity, the Company must repurchase the applicable precious metal catalysts, or otherwise settle its obligation with the counterparty, at its then fair market value. The Company believes that there is a substantial market for precious metal catalysts and that it will be able to release such catalysts at maturity. The Company treated these transactions as financing arrangements, and the related payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying precious metal catalysts. The fair value of these repurchase obligations as reflected in the fair value of long-term debt outstanding table below is measured using Level 2 inputs.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details of the catalyst financing arrangements at each of the Company’s refineries as of December 31, 2020 are included in the following table:

Refinery	Metal	Annual interest rate	Expiration date
Paulsboro	Platinum	1.47%	December 2022
Delaware City	Platinum	2.75%	October 2021(1)
Delaware City	Palladium	3.45%	September 2021(1)
Toledo	Platinum	4.05%	September 2021(1)
Chalmette	Platinum	2.10%	October 2021(1)
Chalmette	Platinum	1.80%	November 2022
Torrance	Platinum	1.78%	July 2022
Martinez	Platinum	4.05%	September 2021(1)
Martinez	Palladium	3.45%	September 2021(1)
__________________

(1) These catalyst financing arrangements are included in Long-term debt as of December 31, 2020 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst financing arrangements are not renewed at maturity.
In total, aggregate annual catalyst financing fees were approximately $2.7 million and $0.7 million as of December 31, 2020 and 2019, respectively.
Debt Maturities
Debt maturing in the next five years and thereafter is as follows (in millions):

Year Ending December 31,
2021	$86.3
2022	23.6
2023	900.0
2024	—
2025	1,975.6
Thereafter	1,000.0
$3,985.5

10. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

(in millions)	December 31, 2020	December 31, 2019
Environmental liabilities	$140.5	$119.9
Defined benefit pension plan liabilities	73.5	73.8
Post-retirement medical plan liabilities	22.0	17.5
Early railcar return liability	13.9	17.6
Other	17.1	4.1
Total other long-term liabilities	$267.0	$232.9

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Contribution Agreements
Immediately prior to the closing of certain contribution agreements, which PBF LLC entered into with PBFX (as defined in the table below, and collectively referred to as the “Contribution Agreements”), PBF Holding contributed certain assets to PBF LLC. PBF LLC in turn contributed those assets to PBFX pursuant to the Contribution Agreements. Certain proceeds received by PBF LLC from PBFX in accordance with the Contribution Agreements were subsequently contributed by PBF LLC to PBF Holding. The Contribution Agreements entered during the years ended December 31, 2020, 2019 and 2018 include the following:

Contribution Agreement	Effective Date	Assets Contributed	Total Consideration
Contribution Agreements VII-X	7/16/2018	Development Assets (a)	$31.6 million
Contribution Agreement XI	4/24/2019	Remaining 50% equity interest in TVPC (b)	$200.0 million
(a) On July 16, 2018, PBFX entered into four contribution agreements with PBF LLC pursuant to which the Company contributed to PBF LLC certain of its subsidiaries (the “Development Assets Contribution Agreements”). Pursuant to the Development Asset Contribution Agreements, the Company contributed all of the issued and outstanding limited liability company interests of: Toledo Rail Logistics Company LLC, whose assets consist of a loading and unloading rail facility located at the Toledo refinery (the “Toledo Rail Products Facility”); Chalmette Logistics Company LLC, whose assets consist of a truck loading rack facility (the “Chalmette Truck Rack”) and a rail yard facility (the “Chalmette Rosin Yard”), both of which are located at the Chalmette refinery; Paulsboro Terminaling Company LLC, whose assets consist of a lube oil terminal facility located at the Paulsboro refinery (the “Paulsboro Lube Oil Terminal”); and DCR Storage and Loading Company LLC, whose assets consist of an ethanol storage facility located at the Delaware City refinery (collectively with the Toledo Rail Products Facility, the Chalmette Truck Rack, the Chalmette Rosin Yard, and the Paulsboro Lube Oil Terminal, the “Development Assets”) to PBF LLC. PBFX Operating Company LP, PBFX’s wholly-owned subsidiary, in turn acquired the limited liability company interests in the Development Assets from PBF LLC in connection with the Development Assets Contribution Agreements effective as of July 31, 2018.
(b) On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC, pursuant to which the Company contributed to PBF LLC, which in turn contributed to PBFX, all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding (then a subsidiary of PBF Holding) owned a 50% equity interest in Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the equity interest in TVPC.
Refer to the Company’s 2019 Annual Report on Form 10-K (“Note 9 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for a more complete description of the Contribution Agreements with PBFX that were entered into prior to 2018.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These commercial agreements (as defined in the table below) with PBFX include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Amended and Restated Rail Agreements (b)	5/8/2014	7 years, 8 months	N/A	125,000 bpd	PBF Holding or PBFX can declare
Toledo Truck Unloading & Terminaling Services Agreement (c)	5/8/2014	7 years, 8 months	2 x 5	5,500 bpd
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility (c)	12/12/2014	10 years	2 x 5	4,400 bpd
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	See note (d)	See note (d)
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements (e)	5/1/2016	Various (f)	Evergreen	15,000 bpd (g)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (f)	Evergreen	350,000 barrels (h)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline (c)	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline (c)	8/31/2016	10 years	2 x 5	75,000 bpd (i)
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank (c)	8/31/2016	10 years	2 x 5	55,000 barrels (h)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank (c)	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank (c)	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (c)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Knoxville Terminals Agreement- Terminaling Services	4/16/2018	5 years	Evergreen	Various (j)
Knoxville Terminals Agreement- Storage Services	4/16/2018	5 years	Evergreen	115,334 barrels (h)
Toledo Rail Loading Agreement (c)	7/31/2018	7 years, 5 months	2 x 5	Various (k)
Chalmette Terminal Throughput Agreement	7/31/2018	1 year	Evergreen	N/A
Chalmette Rail Unloading Agreement	7/31/2018	7 years, 5 months	2 x 5	7,600 bpd
DSL Ethanol Throughput Agreement (c)	7/31/2018	7 years, 5 months	2 x 5	5,000 bpd
Delaware City Terminaling Services Agreement (l)	1/1/2022	4 years	2 x 5	95,000 bpd
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility (c)	12/12/2014	10 years	2 x 5	3,849,271 barrels (h)	PBF Holding or PBFX can declare
Chalmette Storage Agreement (c)	See note (m)	10 years	2 x 5	625,000 barrels (h)
East Coast Storage Assets Terminal Storage Agreement (c)	1/1/2019	8 years	Evergreen	2,953,725 barrels (h)
____________________

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.
(b)The Amended and Restated Rail Agreements, as amended and effective as of January 1, 2018, include the Amended and Restated Delaware City Rail Terminaling Services Agreement and the Amended and Restated Delaware West Ladder Rack Terminaling Services Agreement, each between Delaware City Terminaling Company LLC (“DCTC”) and PBF Holding, with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs. Effective January 1, 2019, the existing Amended and Restated Rail Agreements were further amended for the inclusion of services through certain rail infrastructure at the East Coast Storage Assets.
(c)These commercial agreements with PBFX are considered leases.
(d)In connection with the inclusion of an additional destination at the Magellan connection under the Delaware Pipeline Services Agreement, PBF Holding and Delaware Pipeline Company LLC agreed to a two-year, five-month MVC (the “Magellan MVC”) under the Delaware Pipeline Services Agreement. The Magellan MVC expired on March 31, 2019, subsequent to which PBFX has been billing actual throughput on the Magellan connection.
(e)Subsequent to the PBFX acquisition of the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”), the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.
(f)The East Coast Terminals related party agreements include varying initial term lengths, ranging from one to five years.
(g)The East Coast Terminals Terminaling Services Agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between PBFX’s East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding’s Paulsboro refinery with a 15,000 bpd MVC.
(h)Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors. PBF Holding’s available shell capacity may be subject to change as agreed to by PBF Holding and PBFX.
(i)In connection with the TVPC Acquisition on May 31, 2019, the Torrance Valley Pipeline Transportation Services Agreement- South Pipeline was amended and restated to increase the MVC from 70,000 bpd to 75,000 bpd.
(j)The minimum throughput revenue commitment for the Knoxville Terminals Agreement- Terminaling Services is $0.9 million for year one, $1.8 million for year two and $2.7 million for year three and thereafter.
(k)Under the Toledo Rail Loading Agreement, PBF Holding has minimum throughput commitments for (i) 30 railcars per day of products and (ii) 11.5 railcars per day of premium products. The Toledo Rail Loading Agreement also specifies a maximum throughput rate of 50 railcars per day.
(l)The Delaware City Terminaling Services Agreement between DCTC and PBF Holding will commence in 2022 subsequent to the expiration of the Amended and Restated Rail Agreements and includes additional services to be provided by PBFX as operator of other rail facilities owned by PBF Holding’s subsidiaries.
(m)The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

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
The annual fee under the Omnibus Agreement for the year ended December 31, 2020 was $7.6 million, inclusive of obligations under the Omnibus Agreement to reimburse PBF Holding for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2020. The Company currently estimates to receive an annual fee of $8.3 million, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF Holding for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2021.
Services Agreement
Additionally, PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement with PBFX (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under the commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2020, PBFX paid an annual fee of $8.7 million to PBF Holding pursuant to the Services Agreement and is estimated to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2021.
The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30-days’ notice.
Summary of Transactions with PBFX
A summary of our affiliate transactions with PBFX is as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Reimbursements under affiliate agreements:
Services Agreement	$8.7	$8.6	$7.5
Omnibus Agreement	7.6	7.7	7.5
Total expenses under affiliate agreements	289.4	300.9	259.4
Total reimbursements under the Omnibus Agreement are included in General and administrative expenses and reimbursements under the Services Agreement and expenses under affiliate agreements are included in Cost of products and other in the Company’s statements of operations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Sponsors
As of December 31, 2013 PBF Energy’s financial sponsors had received the full return of their aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by the investment funds associated with the initial investors in PBF LLC in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to such investment funds (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by the investment funds associated with the initial investors in PBF LLC are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were no distributions to PBF LLC Series B unitholders for the years ending December 31, 2020 and 2019.

12. COMMITMENTS AND CONTINGENCIES
Other Commitments
In addition to commitments related to lease obligations accounted for in accordance with ASC 842 and disclosed in “Note 13 - Leases”, the Company is party to third party agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for certain of its refineries as well as minimum volume commitments under certain affiliate agreements with PBFX.
The fixed and determinable amounts related to obligations under these agreements are as follows:

Year Ending December 31,	(in millions)
2021	$159.3
2022	107.3
2023	104.6
2024	99.5
2025	99.3
Thereafter	42.9
Total obligations	$612.9
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $113.7 million as of December 31, 2020 ($121.3 million as of December 31, 2019), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. The Company expects to make aggregate payments for this liability of approximately $52.7 million over the next five years.
The aggregate environmental liability reflected in the Company’s Consolidated Balance Sheets was $151.9 million and $132.2 million at December 31, 2020 and December 31, 2019, respectively, of which $140.5 million and $119.9 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
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
The Company is required to comply with the renewable fuel standard implemented by EPA, which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States (the “Renewable Fuel Standard”). In July 2018, EPA issued proposed amendments to the Renewable Fuel Standard program regulations that would establish annual percentage standards for cellulosic biofuel, biomass-based diesel, advanced biofuel, and renewable fuels that would apply to all gasoline and diesel produced in the U.S. or imported in the year 2019. In addition, the separate proposal includes a proposed biomass-based diesel applicable volume for 2020. It is likely that RIN production will continue to be lower than needed forcing obligated parties, such as the Company, to purchase cellulosic waiver credits or purchase excess RINs from suppliers on the open market.
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
The Company is subject to greenhouse gas emission control regulations in the state of California pursuant to AB32. AB32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB32 is implemented through two market mechanisms including the Low Carbon Fuel Standard and Cap and Trade. The Company is responsible for the AB32 obligations related to the Torrance refinery beginning on July 1, 2016 and the Martinez refinery beginning on February 1, 2020 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. California Air Resources Board also amended the LCFS in 2018 to require a 20% reduction by 2030.
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
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on the future earnings of the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. There was no balance under the Martinez Contingent Consideration as of December 31, 2020, representing no anticipated future earn-out payments.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.2% interest in PBF LLC as of December 31, 2020 (99.0% as of December 31, 2019). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX. No liability for the Tax Receivable Agreement was recognized by PBF Energy as of December 31, 2020.

13. LEASES
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
For substantially all classes of underlying assets, the Company has elected the practical expedient not to separate lease and non-lease components, which allows for combining the components if certain criteria are met. For certain leases of refinery support facilities, the Company accounts for the non-lease service component separately. There are no material residual value guarantees associated with any of the Company’s leases. There are no significant restrictions or covenants included in the Company’s lease agreements other than those that are customary in such arrangements. Certain of the Company’s leases, primarily for the Company’s commercial and logistics asset classes, include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days the asset has operated during the contract term or another measure of usage and are not included in the initial measurement of lease liabilities and right-of-use assets.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Position as of December 31, 2020 and December 31, 2019
The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019:

(in millions)	Classification on the Balance Sheet	December 31, 2020	December 31, 2019
Assets
Operating lease assets - third party	Lease right of use assets - third party	$836.3	$306.1
Operating lease assets - affiliate	Lease right of use assets - affiliate	571.0	650.3
Finance lease assets	Lease right of use assets - third party	80.4	24.2
Total lease right of use assets		$1,487.7	$980.6

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$78.3	$72.0
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	85.6	79.2
Finance lease liabilities - third party	Accrued expenses	14.4	6.5
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	755.9	232.9
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	485.4	571.1
Finance lease liabilities - third party	Long-term financing lease liabilities - third party	68.3	18.4
Total lease liabilities		$1,487.9	$980.1
Lease Costs
The table below presents certain information related to costs for the Company’s leases for the year ended December 31, 2020 and December 31, 2019:

Lease Costs (in millions)	December 31, 2020	December 31, 2019
Components of total lease costs:
Finance lease costs
Amortization of lease right of use assets	$14.0	$2.0
Interest on lease liabilities	4.3	0.8
Operating lease costs	291.2	239.6
Short-term lease costs	92.3	89.2
Variable lease costs	31.1	31.6
Total lease costs	$432.9	$363.2

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale-leaseback Transactions
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months). The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which the Company will be reimbursed, during the term of the agreement. In August 2020, the parties executed long-term supply agreements through which Air Products will supply the Products for a term of fifteen years at these same refineries. As a result of these transactions, the Company recorded lease right of use assets and corresponding operating lease liabilities of approximately $504.0 million. There were no net gains or losses on any sale-leaseback transactions for the year ended December 31, 2020.
Other Information
The table below presents supplemental cash flow information related to leases for the year ended December 31, 2020 and December 31, 2019 (in millions):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$292.4	$241.1
Operating cash flows for finance leases	4.3	0.8
Financing cash flows for finance leases	12.4	1.4
Supplemental non-cash amounts of lease liabilities arising from obtaining right-of-use assets	702.0	340.2
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of December 31, 2020:

Weighted average remaining lease term - operating leases	10.6 years
Weighted average remaining lease term - finance leases	7.1 years

Weighted average discount rate - operating leases	9.1%
Weighted average discount rate - finance leases	5.5%

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2020:

Amounts due in the year ended December 31, (in millions)	Finance Leases	Operating Leases
2021	$18.6	$282.1
2022	12.8	261.3
2023	12.8	239.1
2024	12.8	237.7
2025	11.4	197.3
Thereafter	31.7	1,027.7
Total minimum lease payments	100.1	2,245.2
Less: effect of discounting	17.4	840.0
Present value of future minimum lease payments	82.7	1,405.2
Less: current obligations under leases	14.4	163.9
Long-term lease obligations	$68.3	$1,241.3
As of December 31, 2020, the Company has entered into certain leases that have not yet commenced. Such leases include a 15-year lease for water treatment equipment, with future lease payments estimated to total approximately $34.1 million, and is not expected to commence prior to April 1, 2021. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.
In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The Company believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third party leases as described above. For the year ended December 31, 2020 and December 31, 2019 , the Company incurred operating lease costs, related to affiliate operating leases, of $129.1 million and $130.0 million, respectively.

14. EQUITY STRUCTURE
PBF Holding has no common stock outstanding. As of December 31, 2020, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. The following sections represent the equity structure of the Company’s indirect and direct parents, PBF Energy and PBF LLC, respectively.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
PBF LLC Series B Units
The PBF LLC Series B Units are intended to be “profit interests” within the meaning of Revenue Procedures 93-27 and 2001-43 of the Internal Revenue Service (“IRS”) and have a stated value of zero at issuance. The PBF LLC Series B Units are held by certain of the Company’s current and former officers, have no voting rights and are designed to increase in value only after the Company’s financial sponsors achieve certain levels of return on their investment in PBF LLC Series A Units. Accordingly, the amounts paid to the holders of PBF LLC Series B Units, if any, will reduce only the amounts otherwise payable to the PBF LLC Series A Units held by the Company’s financial sponsors, and will not reduce or otherwise impact any amounts payable to PBF Energy (the holder of PBF LLC Series C Units), the holders of PBF Energy’s Class A common stock or any other holder of PBF LLC Series A Units. The maximum number of PBF LLC Series B Units authorized to be issued is 1,000,000.
PBF LLC Series C Units
The PBF LLC Series C Units rank on a parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. PBF LLC Series C Units are held solely by PBF Energy.
Noncontrolling Interest
Subsequent to the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In both of the years ended December 31, 2020 and 2019 the Company recorded earnings attributable to the noncontrolling interest in these subsidiaries of less than $0.3 million.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
(in millions)	2020	2019	2018
PBF Energy options	$16.1	$15.8	$11.5
PBF Energy restricted shares	5.3	6.5	7.5
PBF Energy performance awards	7.9	8.2	1.2
	$29.3	$30.5	$20.2
PBF Energy options
PBF Energy grants stock options which represent the right to purchase share of PBF Energy’s common stock at its fair market value, which is the closing price of PBF Energy’s common stock on the date of grant. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of three years, or four years for grants prior to November 2020, subject to acceleration in certain circumstances. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.
The Black-Scholes option-pricing model values used to value stock option awards granted were determined based on the following weighted average assumptions:

	December 31, 2020	December 31, 2019	December 31, 2018
Expected life (in years)	6.08	6.25	6.25
Expected volatility	69.1%	38.6%	35.8%
Dividend yield	1.41%	3.54%	3.49%
Risk-free rate of return	0.81%	2.16%	2.82%
Exercise price	$13.58	$34.11	$35.25
Weighted average grant-date fair value per PSU	$5.49	$9.43	$9.55

The following table summarizes activity for PBF Energy options for 2020.

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2020	10,073,916	$30.47	7.17
Granted	3,947,726	13.58	10.00
Exercised	(7,500)	26.00	—
Forfeited	(223,365)	26.96	—
Outstanding at December 31, 2020	13,790,777	$25.69	7.12
Exercisable and vested at December 31, 2020	7,124,039	$29.12	5.49
Expected to vest at December 31, 2020	13,790,777	$25.69	7.12
At December 31, 2020 the total intrinsic value of stock options outstanding and exercisable were $1.0 million and $0.0 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $0.0 million, $0.3 million and $12.4 million, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized compensation expense related to PBF Energy options at December 31, 2020 was $38.5 million, which will be recognized from 2021 through 2024.
Restricted Stock Awards
The Company grants restricted stock to employees and non-employee directors. In general, restricted stock granted to our employees vest over a requisite services period of four years, subject to acceleration in certain circumstances. Restricted stock recipients who received grants subsequent to May 2017 have voting rights; however, dividends are accrued and will be paid upon vesting. Restricted stock units granted to non-employee directors are considered to vest immediately at the time of the grant for accounting purposes, as they are non-forfeitable, but are issued in equal annual installments on each of the first three anniversaries of the grant date. The non-vested shares are not transferable and are held by our transfer agent. The fair values of restricted stock are equal to the market price of our common stock on the grant date.
The following table summarizes activity for PBF Energy restricted stock:

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	492,225	$27.21
Granted	159,377	9.82
Vested	(347,855)	23.51
Forfeited	(192)	24.18
Nonvested at December 31, 2020	303,555	$22.32
Unrecognized compensation expense related to PBF Energy Restricted Class A common stock at December 31, 2020 was $1.5 million, which will be recognized from 2021 through 2023.
The following table reflects activity related to our restricted stock:

	December 31, 2020	December 31, 2019	December 31, 2018
Weighted-average grant-date fair value per share of restricted stock granted	$9.82	$28.20	$47.24
Fair value of restricted stock vested (in millions)	$4.2	$11.6	$13.0
Performance Awards
The Company grants performance share awards, which are paid in stock, and performance share unit awards, which are paid in cash, (collectively, the “performance awards”) to certain key employees. Performance awards granted to employees prior to November 1, 2020 are based on a three-year performance cycle (the “performance cycle”) with four measurement periods, and performance awards granted to employees after November 1, 2020, are based on a three-year performance cycle having a single measurement period. The performance awards will vest on the last day of the performance cycle, subject to forfeiture or acceleration under certain circumstances set forth in the award agreement. The number of performance awards that will ultimately vest is based on the Company’s total shareholder return over the performance cycle. The number of shares ultimately issued or cash paid under these awards can range from zero to 200% of target award amounts.
Performance Share Unit Awards
The performance share unit awards are accounted for as equity awards, for which the fair value was determined on the grant date by application of a Monte Carlo valuation model.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value was calculated using a Monte Carlo valuation model with the following assumptions:

	December 31, 2020	December 31, 2019	December 31, 2018
Expected life (in years)	2.89 - 3.14	2.17 - 2.88	2.17
Expected volatility	39.88% - 82.63%	37.19% - 41.70%	39.04%
Dividend yield	0.00% - 4.28%	3.40% - 3.67%	2.95%
Risk-free rate of return	0.26% - 1.34%	1.66% - 2.51%	2.89%
Weighted average grant-date fair value per PSU	$10.77	$27.99	$50.23

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
The following table summarizes activity for PBF Energy performance share awards:

	Number of PBF Energy Performance Share Units (“PSUs”)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	360,797	$39.03
Granted	446,267	10.77
Vested (a)	(179,072)	50.23
Forfeited	(4,832)	33.01
Nonvested at December 31, 2020	623,160	$15.62
(a) In 2020, PSU’s with fair value of $0.8 million were vested.
As of December 31, 2020, unrecognized compensation cost related to performance share unit awards was $6.3 million, which is expected to be recognized over a weighted average period of 2.20 years.

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for PBF Energy performance unit awards:

(in millions)	Number of PBF Energy Performance Units (in equivalent $’s)
Nonvested at January 1, 2020	$15.1
Granted	8.5
Vested (a)	(7.3)
Forfeited	(0.2)
Nonvested at December 31, 2020	$16.1
(a) In 2020, Performance Units with fair value of $3.2 million were vested.

As of December 31, 2020, unrecognized compensation cost related to performance unit awards was $4.8 million, which is expected to be recognized over a weighted average period of 2.47 years.

16. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to IRS limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $32.7 million, $27.5 million and $26.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The non-union Delaware City employees and all Paulsboro, Toledo, Chalmette, Torrance and Martinez employees became eligible to participate in the Company’s defined benefit plans as of the respective acquisition dates. The union Delaware City employees became eligible to participate in the Company’s defined benefit plans upon commencement of normal operations. The Company did not assume any of the employees’ pension liability accrued prior to the respective acquisitions.
The Company formed the Post-Retirement Medical Plan on December 31, 2010 to provide health care coverage continuation from date of retirement to age 65 for qualifying employees associated with the Paulsboro acquisition. The Company credited the qualifying employees with their prior service under Valero Energy Corporation which resulted in the recognition of a liability for the projected benefit obligation. The Post-Retirement Medical Plan was amended during 2013 to include all corporate employees, amended in 2014 to include Delaware City and Toledo employees, amended in 2015 to include Chalmette employees, amended in 2016 to include Torrance employees and amended in 2020 to include Martinez employees.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2020 and 2019 were as follows:

	Pension Plans		Post-Retirement Medical Plan
(in millions)	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$271.2	$218.4	$17.5	$19.3
Service cost	59.0	43.6	1.0	1.0
Interest cost	6.9	8.3	0.4	0.7
Plan amendments	—	—	1.8	—
Benefit payments	(18.0)	(9.0)	(0.6)	(1.3)
Actuarial loss (gain)	10.2	9.9	1.9	(2.2)
Projected benefit obligation at end of year	$329.3	$271.2	$22.0	$17.5
Change in plan assets:
Fair value of plan assets at beginning of year	$197.4	$143.4	$—	$—
Actual return on plan assets	28.6	29.0	—	—
Benefits paid	(18.0)	(9.0)	(0.6)	(1.3)
Employer contributions	47.8	34.0	0.6	1.3
Fair value of plan assets at end of year	$255.8	$197.4	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$255.8	$197.4	$—	$—
Less benefit obligations at end of year	329.3	271.2	22.0	17.5
Funded status at end of year	$(73.5)	$(73.8)	$(22.0)	$(17.5)
The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2020 and 2019. The accumulated benefit obligation for the defined benefit plans approximated $281.5 million and $228.0 million at December 31, 2020 and 2019, respectively.
Benefit payments, which reflect expected future services that the Company expects to pay are as follows for the years ended December 31:

(in millions)	Pension Benefits	Post-Retirement Medical Plan
2021	$35.4	$2.1
2022	20.4	2.0
2023	17.8	1.9
2024	20.4	1.7
2025	23.5	1.7
Years 2026-2030	156.2	7.8

The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $55.3 million to the Company’s Pension Plans during 2021.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost were as follows for the years ended December 31, 2020, 2019 and 2018:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$59.0	$43.6	$47.4	$1.0	$1.0	$1.1
Interest cost	6.9	8.3	5.8	0.4	0.7	0.7
Expected return on plan assets	(12.5)	(9.6)	(8.5)	—	—	—
Amortization of prior service cost and actuarial loss	0.3	0.3	0.2	0.6	0.5	0.7
Net periodic benefit cost	$53.7	$42.6	$44.9	$2.0	$2.2	$2.5

Lump sum payments made by the Supplemental Plan to employees retiring in 2020, 2019 and 2018 did not exceed the Plan’s total service and interest costs expected for those years.
The pre-tax amounts recognized in other comprehensive (income) loss for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2020	2019	2018	2020	2019	2018
Prior service costs	$—	$—	$—	$1.8	$—	$—
Net actuarial (gain) loss	(5.9)	(10.7)	1.9	1.9	(2.3)	(3.4)
Amortization of losses and prior service cost	(0.3)	(0.3)	(0.8)	(0.6)	(0.5)	(0.7)
Total changes in other comprehensive (income) loss	$(6.2)	$(11.0)	$1.1	$3.1	$(2.8)	$(4.1)
The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2020 and 2019 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
(in millions)	2020	2019	2020	2019
Prior service costs	$(0.6)	$(0.7)	$(5.0)	$(4.0)
Net actuarial (loss) gain	(8.4)	(14.5)	3.9	6.1
Total	$(9.0)	$(15.2)	$(1.1)	$2.1

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine the benefit obligations as of December 31, 2020 and 2019 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2020	2019	2020	2019	2020	2019
Discount rate - benefit obligations	2.36%	3.21%	2.21%	3.09%	1.90%	2.88%
Rate of compensation increase	4.28%	4.28%	4.50%	4.50%	—	—
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rates:
Effective rate for service cost	2.94%	4.24%	3.62%	2.79%	4.19%	3.58%	2.86%	4.21%	3.59%
Effective rate for interest cost	2.50%	3.92%	3.21%	2.33%	3.83%	3.15%	2.21%	3.69%	2.97%
Effective rate for interest on service cost	2.59%	4.00%	3.32%	2.42%	3.90%	3.24%	2.68%	4.09%	3.46%
Cash balance interest credit rate	2.19%	3.34%	2.88%	2.19%	3.34%	2.88%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.75%	6.00%	6.25%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.28%	4.55%	4.53%	4.50%	5.00%	5.00%	N/A	N/A	N/A
The assumed health care cost trend rates as of December 31, 2020 and 2019 were as follows:

	Post-Retirement Medical Plan
	2020	2019
Health care cost trend rate assumed for next year	5.4%	5.7%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2038	2038

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2020 and 2019 by level of fair value hierarchy. Assets categorized in Level 2 of the hierarchy consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient (Level 2)
	December 31,
(in millions)	2020	2019
Equities:
Domestic equities	$64.4	$47.8
Developed international equities	38.2	29.5
Global low volatility equities	22.5	16.9
Emerging market equities	20.7	14.9
Fixed-income	95.7	74.9
Real Estate	13.3	8.3
Cash and cash equivalents	1.0	5.1
Total	$255.8	$197.4
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2020, the plan’s target allocations for plan assets are 54% invested in equity securities, 40% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. REVENUES
Adoption of ASC 606, Revenue from Contracts with Customers
Effective January 1, 2018, the Company adopted ASC 606. The Company adopted ASC 606 using the modified retrospective method, which has been applied for the years ended December 31, 2020, 2019 and 2018. The Company did not record a cumulative effect adjustment upon initially applying ASC 606 as there was not a significant impact upon adoption; however, the details of significant qualitative and quantitative disclosure changes upon implementing ASC 606 are detailed below.
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
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Year Ended December 31,
(in millions)	2020	2019	2018
Gasoline and distillates	$12,799.4	$21,278.4	$23,032.6
Feedstocks and other	935.5	806.9	1,374.2
Asphalt and blackoils	777.9	1,426.4	1,592.9
Chemicals	351.5	682.3	842.8
Lubricants	180.7	274.9	321.5
Total Revenues	$15,045.0	$24,468.9	$27,164.0
The majority of the Company’s revenues are generated from the sale of refined petroleum products. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Company also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by the Company’s adoption of ASC 606.
Deferred Revenues
The Company records deferred revenues when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $45.1 million and $17.0 million as of December 31, 2020 and December 31, 2019, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
The Company’s payment terms vary by type and location of customers and the products offered. The period between invoicing and when payment is due is not significant (i.e. generally within two months). For certain products or services and customer types, the Company requires payment before the products or services are delivered to the customer.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The reported income tax (benefit) expense in the PBF Holding Consolidated Statements of Operations consists of the following:

(in millions)	December 31, 2020	December 31, 2019	December 31, 2018
Current income tax (benefit) expense	$(1.2)	$0.5	$0.8
Deferred income tax expense (benefit)	7.3	(8.8)	7.2
Total income tax expense (benefit)	$6.1	$(8.3)	$8.0
A summary of the components of PBF Holding’s deferred tax assets and deferred tax liabilities consists of the following:

(in millions)	December 31, 2020	December 31, 2019
Deferred tax assets
Net operating loss carry forwards	$0.1	$1.8
Other	—	0.4
Total deferred tax assets	0.1	2.2
Valuation allowances	—	—
Total deferred tax assets, net	0.1	2.2

Deferred tax liabilities
Property, plant and equipment	17.5	17.3
Inventory	21.3	16.3
Total deferred tax liabilities	38.8	33.6
Net deferred tax liability	$(38.7)	$(31.4)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2020 and 2019.
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

	As of December 31, 2020
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$402.3	$—	$—	$402.3	N/A	$402.3
Commodity contracts	2.5	3.5	—	6.0	(6.0)	—
Derivatives included with inventory supply arrangement obligations	—	11.3	—	11.3	—	11.3
Liabilities:
Commodity contracts	2.3	6.7	—	9.0	(6.0)	3.0
Catalyst obligations	—	102.5	—	102.5	—	102.5
Contingent consideration obligation	—	—	—	—	—	—

	As of December 31, 2019
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$97.9	$—	$—	$97.9	N/A	$97.9
Commodity contracts	32.5	1.5	—	34.0	(33.8)	0.2
Liabilities:
Commodity contracts	32.8	1.0	—	33.8	(33.8)	—
Catalyst obligations	—	47.6	—	47.6	—	47.6
Derivatives included with inventory intermediation agreement obligations	—	1.3	—	1.3	—	1.3

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
•When applicable, commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward prices used to value these swaps are derived using broker quotes, prices from other third party sources and other available market based data.
•The contingent consideration obligation at December 31, 2020 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2020 and 2019, $21.2 million and $10.3 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration :

Year Ended December 31,
(in millions)	2020
Balance at beginning of period	$—
Additions	77.3
Accretion on discounted liabilities	2.0
Settlements	(1.5)
Unrealized gain included in earnings	(77.8)
Balance at end of period	$—

There were no transfers between levels during the years ended December 31, 2020 and 2019, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,250.6	$1,232.9	$—	$—
2028 Senior Notes (a)	1,000.0	562.5	—	—
2025 Senior Notes (a)	725.0	475.3	725.0	776.5
2023 Senior Notes (a) (b)	—	—	500.0	519.7
Revolving Credit Facility(c)	900.0	900.0	—	—
PBF Rail Term Loan (c)	7.4	7.4	14.5	14.5
Catalyst financing arrangements (d)	102.5	102.5	47.6	47.6
	3,985.5	3,280.6	1,287.1	1,358.3
Less - Current debt	(7.4)	(7.4)	—	—
Less - Unamortized deferred financing costs	(45.3)	n/a	(24.3)	n/a
Long-term debt	$3,932.8	$3,273.2	$1,262.8	$1,358.3

_______________
(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the outstanding senior notes.
(b) As disclosed in “Note 9 - Credit Facilities and Debt”, the 2023 Senior Notes were redeemed in full on February 14, 2020.
(c) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.
(d) Catalyst financing arrangements are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst.

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, there were no barrels of crude oil and feedstocks (27,580 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. As of December 31, 2020, there were 2,604,736 barrels of intermediates and refined products (3,430,635 barrels at December 31, 2019) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2020, there were 7,183,000 barrels of crude oil and 2,810,000 barrels of refined products (5,511,000 and 5,788,000, respectively, as of December 31, 2019), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.

The following tables provide information about the fair values of these derivative instruments as of December 31, 2020 and December 31, 2019 and the line items in the Consolidated Balance Sheets in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
December 31, 2020:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$11.3
December 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(1.3)

Derivatives not designated as hedging instruments:
December 31, 2020:
Commodity contracts	Accounts receivable	$(3.0)
December 31, 2019:
Commodity contracts	Accounts receivable	$0.2

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about the gains or losses recognized in income on these derivative instruments and the line items in the Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the year ended December 31, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$12.6
For the year ended December 31, 2019:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(25.4)
For the year ended December 31, 2018:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$31.8

Derivatives not designated as hedging instruments:
For the year ended December 31, 2020:
Commodity contracts	Cost of products and other	$44.4
For the year ended December 31, 2019:
Commodity contracts	Cost of products and other	$36.5
For the year ended December 31, 2018:
Commodity contracts	Cost of products and other	$(123.8)

Hedged items designated in fair value hedges:
For the year ended December 31, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(12.6)
For the year ended December 31, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$25.4
For the year ended December 31, 2018:
Intermediate and refined product inventory	Cost of products and other	$(31.8)

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2020, 2019 and 2018.

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
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: March 3, 2021
POWER OF ATTORNEY
Each of the officers and directors of PBF Holding Company LLC, whose signature appears below, in so signing, also makes, constitutes and appoints each of Erik Young, Matthew Lucey and Trecia Canty, and each of them, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Director	March 3, 2021
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	March 3, 2021
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	March 3, 2021
(John Barone)	(Principal Accounting Officer)

/s/ Trecia Canty	Director	March 3, 2021
(Trecia Canty)

/s/ Matthew C. Lucey	Director	March 3, 2021
(Matthew C. Lucey)