Form 10-Q
period 2021-03-31
PBF Holding Co LLC; PBF Finance Corp
filed 2021-05-05
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
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
(Registrants’ telephone number, including area code)

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
PBF Holding Company LLC has no common stock outstanding. As of May 3, 2021, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

This combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of March 31, 2021. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as "cautionary statements," are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2020 of PBF Holding Company LLC and PBF Finance Corporation, which we refer to as our 2020 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•termination of our Inventory Intermediation Agreements (as defined in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), which could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain crude, intermediates and finished products (the “J. Aron Products”) located at the Company’s storage tanks at the Delaware City and Paulsboro refineries and at a PBFX storage facility upon termination of these agreements;
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
•the risk of cyber-attacks;
•our increasing dependence on technology;
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
•market risks related to the volatility in the price of Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard and greenhouse gas (“GHG”) emission credits required to comply with various GHG emission programs, such as AB32;
•our ability to make acquisitions or investments, including in renewable diesel production, and to realize the benefits from such acquisitions or investments;
•unforeseen liabilities associated with the Martinez Acquisition (as defined in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and any other acquisitions or investments; and
•any decisions we continue to make with respect to our energy-related logistics assets that may be transferred to PBFX.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,496.4	$1,570.1
Accounts receivable	859.6	501.5
Accounts receivable - affiliate	5.6	4.9
Inventories	2,312.4	1,686.2
Prepaid and other current assets	136.0	56.4
Total current assets	4,810.0	3,819.1

Property, plant and equipment, net	4,014.3	4,023.1
Lease right of use assets - third party	740.4	916.7
Lease right of use assets - affiliate	550.6	571.0
Deferred charges and other assets, net	836.6	862.7
Total assets	$10,951.9	$10,192.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$704.1	$402.3
Accounts payable - affiliate	59.0	53.2
Accrued expenses	2,579.1	1,881.8
Current operating lease liabilities - third party	61.6	78.3
Current operating lease liabilities - affiliate	86.9	85.6
Current debt	5.6	7.4
Deferred revenue	19.3	45.1
Total current liabilities	3,515.6	2,553.7

Long-term debt	3,946.0	3,932.8
Deferred tax liabilities	29.3	38.7
Long-term operating lease liabilities - third party	599.9	755.9
Long-term operating lease liabilities - affiliate	463.7	485.4
Long-term financing lease liabilities - third party	66.0	68.3
Other long-term liabilities	283.0	267.0
Total liabilities	8,903.5	8,101.8

Commitments and contingencies (Note 8)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,825.6	2,809.7
Retained earnings (accumulated deficit)	(781.5)	(723.4)
Accumulated other comprehensive loss	(6.5)	(6.1)
Total PBF Holding Company LLC equity	2,037.6	2,080.2
Noncontrolling interest	10.8	10.6
Total equity	2,048.4	2,090.8
Total liabilities and equity	$10,951.9	$10,192.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Revenues	$4,913.2	$5,260.0

Cost and expenses:
Cost of products and other	4,263.0	6,033.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	460.2	507.5
Depreciation and amortization expense	104.7	105.4
Cost of sales	4,827.9	6,646.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	42.9	78.2
Depreciation and amortization expense	3.4	2.9
Change in fair value of contingent consideration	29.5	(53.0)
Gain on sale of assets	(0.6)	—
Total cost and expenses	4,903.1	6,674.4

Income (loss) from operations	10.1	(1,414.4)

Other income (expense):
Interest expense, net	(69.6)	(36.5)
Change in fair value of catalyst obligations	(10.0)	11.7
Debt extinguishment costs	—	(22.2)
Other non-service components of net periodic benefit cost	2.0	1.0
Income (loss) before income taxes	(67.5)	(1,460.4)
Income tax (benefit) expense	(10.6)	14.2
Net income (loss)	(56.9)	(1,474.6)
Less: net income attributable to noncontrolling interests	0.2	—
Net income (loss) attributable to PBF Holding Company LLC	$(57.1)	$(1,474.6)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(56.9)	$(1,474.6)
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(0.6)	0.6
Net gain on pension and other post-retirement benefits	0.2	0.2
Total other comprehensive income (loss)	(0.4)	0.8
Comprehensive income (loss)	(57.3)	(1,473.8)
Less: comprehensive income attributable to noncontrolling interests	0.2	—
Comprehensive income (loss) attributable to PBF Holding Company LLC	$(57.5)	$(1,473.8)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total Equity

Balance, December 31, 2020	$2,809.7	$(6.1)	$(723.4)	$10.6	$2,090.8
Member distributions	—	—	(1.0)	—	(1.0)
Capital contributions from PBF LLC	10.0	—	—	—	10.0
Stock-based compensation expense	5.9	—	—	—	5.9
Comprehensive income (loss)	—	(0.4)	(57.1)	0.2	(57.3)
Balance, March 31, 2021	$2,825.6	$(6.5)	$(781.5)	$10.8	$2,048.4

Balance, December 31, 2019	$2,739.1	$(9.7)	$1,156.9	$10.9	$3,897.2
Member distributions	—	—	(21.1)	—	(21.1)
Stock-based compensation expense	6.8	—	—	—	6.8
Comprehensive income (loss)	—	0.8	(1,474.6)	—	(1,473.8)
Balance, March 31, 2020	$2,745.9	$(8.9)	$(338.8)	$10.9	$2,409.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(56.9)	$(1,474.6)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	111.8	110.8
Stock-based compensation	6.4	8.3
Change in fair value of catalyst obligations	10.0	(11.7)
Deferred income taxes	(9.4)	14.2
Non-cash change in inventory repurchase obligations	8.0	(67.9)
Non-cash lower of cost or market inventory adjustment	(405.6)	1,285.6
Change in fair value of contingent consideration	29.5	(53.0)
Debt extinguishment costs	—	22.2
Pension and other post-retirement benefit costs	12.8	13.1
Gain on sale of assets	(0.6)	—

Changes in operating assets and liabilities:
Accounts receivable	(358.0)	394.7
Due to/from affiliates	5.1	32.0
Inventories	(220.6)	74.3
Prepaid and other current assets	(79.6)	(44.8)
Accounts payable	291.0	(198.7)
Accrued expenses	638.1	(367.0)
Deferred revenue	(25.8)	16.9
Other assets and liabilities	(23.8)	(9.0)
Net cash used in operating activities	$(67.6)	$(254.6)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(36.1)	(59.2)
Expenditures for deferred turnaround costs	(16.8)	(69.1)
Expenditures for other assets	(6.3)	(4.6)
Acquisition of Martinez refinery	—	(1,176.2)
Net cash used in investing activities	$(59.2)	$(1,309.1)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Contributions from PBF LLC	$10.0	$—
Distributions to members	(1.0)	(21.1)
Proceeds from 2028 6.00% Senior Notes	—	1,000.0
Redemption of 2023 7.00% Senior Notes	—	(517.5)
Repayments of PBF Rail Term Loan	(1.8)	(1.8)
Proceeds from revolver borrowings	—	1,150.0
Repayments of revolver borrowings	—	(250.0)
Payments on financing leases	(3.5)	(2.6)
Proceeds from insurance premium financing	48.9	45.3
Deferred financing costs and other	0.5	(12.3)
Net cash provided by financing activities	$53.1	$1,390.0

Net decrease in cash and cash equivalents	(73.7)	(173.7)
Cash and cash equivalents, beginning of period	1,570.1	763.1
Cash and cash equivalents, end of period	$1,496.4	$589.4

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$42.2	$125.2
Assets acquired or remeasured under operating and financing leases	(152.8)	111.1
Fair value of the Martinez Contingent Consideration at acquisition	—	77.3
Cash paid during the period for:
Interest (net of capitalized interest of $2.2 million and $3.3 million in 2021 and 2020, respectively)	$38.9	$13.4
Income taxes	0.1	—

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in, PBF LLC as of March 31, 2021. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC, Delaware City Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and Martinez Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding has distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 7 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of March 31, 2021, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities, and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flows.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the novel coronavirus (“COVID-19”) pandemic and related adverse impact on economic and commercial activity has resulted in a significant reduction in demand for refined petroleum and petrochemical products. This significant demand reduction has had an adverse impact on the Company’s results of operations and liquidity position as of and for the three months ended March 31, 2021. In response, the Company has reduced throughput rates across its entire refining system and is currently operating all refineries at reduced rates.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
It is impossible to estimate the duration or significance of the financial impact that will result from the COVID-19 pandemic. However, the extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations and liquidity will depend largely on future developments, including the duration of the outbreak, particularly within the geographic areas where the Company operates, the effectiveness of the vaccine programs, and the related impact on overall economic activity, all of which cannot be predicted with certainty at this time.
East Coast Refining Reconfiguration
On December 31, 2020, the Company reconfigured the Delaware City and Paulsboro refineries temporarily idling certain of its major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit referred to as the “East Coast Refining System”. The reconfiguration process resulted in lower overall throughput and inventory levels in addition to decreases in capital and operating costs.
Interim Impairment Assessment
The global crisis resulting from the spread of the COVID-19 pandemic continues to have a substantial impact on the economy and overall consumer demand for energy and hydrocarbon products. As a result of the sustained decrease in such demand which has resulted in sustained throughput reductions across the Company’s refineries, the Company determined an impairment triggering event had occurred. As such, the Company performed an interim impairment assessment on certain long-lived assets as of March 31, 2021. As a result of the interim impairment test, the Company concluded that the carrying values of its long-lived assets were not impaired when comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets over their remaining estimated useful lives.
If adverse market conditions persist or there is further deterioration in the general economic environment due to the COVID-19 pandemic, there could be additional indicators that the Company’s assets are impaired requiring evaluation that may result in future impairment charges to earnings.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting”. The amendments in this ASU provide optional guidance to alleviate the burden in accounting for reference rate reform, by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationship and other transactions affected by the expected market transition from London Interbank Offered Rate and other interbank rates. The amendments in this ASU are effective for all entities at any time beginning on March 12, 2020 through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of the ASU. The Company does not expect that the adoption of this guidance will have a material impact on its Consolidated Financial Statements and related disclosures.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The aggregate purchase price for the Martinez Acquisition was $1,253.4 million, including final working capital of $216.1 million and the Martinez Contingent Consideration, as defined below. The transaction was financed through a combination of cash on hand, including proceeds from the $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”), and borrowings under PBF Holding’s asset-based revolving credit agreement (the “Revolving Credit Facility”).
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

___________________
(a) The Martinez Acquisition included an obligation for the Company to make post-closing earn-out payments to the Seller based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The Company recorded the Martinez Contingent Consideration based on its estimated fair value of $77.3 million at the acquisition date, which was recorded within “Other long-term liabilities” within the Condensed Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statement of Operations.

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
____________________________
(a) Operating and Financing lease right of use assets are recorded in Lease right of use assets - third-party within the Condensed Consolidated Balance Sheets.
(b) Current financing lease liabilities are recorded in Accrued expenses within the Condensed Consolidated Balance Sheets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2021 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition. The same period in 2020 includes the results of operations of such assets from the date of the Martinez Acquisition on February 1, 2020 to March 31, 2020 during which period the Martinez refinery and related logistic assets contributed revenues of $467.7 million and net loss of $205.3 million. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2020, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2020, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

Three Months Ended March 31, 2020
(Unaudited, in millions)

Pro-forma revenues	$5,623.8
Pro-forma net loss attributable to PBF Holding	(1,505.9)

Acquisition Expenses
There were no acquisition costs for the three months ended March 31, 2021. The Company incurred acquisition-related costs of $11.5 million for the three months ended March 31, 2020, consisting primarily of consulting and legal expenses related to the Martinez Acquisition. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of March 31, 2021 or December 31, 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consisted of the following:

March 31, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,177.2	$—	$1,177.2
Refined products and blendstocks	994.7	267.5	1,262.2
Warehouse stock and other	137.0	—	137.0
	$2,308.9	$267.5	$2,576.4
Lower of cost or market adjustment	(205.0)	(59.0)	(264.0)
Total inventories	$2,103.9	$208.5	$2,312.4

December 31, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,018.9	$—	$1,018.9
Refined products and blendstocks	933.7	266.5	1,200.2
Warehouse stock and other	136.7	—	136.7
	$2,089.3	$266.5	$2,355.8
Lower of cost or market adjustment	(572.4)	(97.2)	(669.6)
Total inventories	$1,516.9	$169.3	$1,686.2
Inventory under the amended and restated inventory intermediation agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) (as amended and restated from time to time, the “Inventory Intermediation Agreements”), includes crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries and sold to counterparties in connection with such agreements. This inventory is held in the Company’s storage tanks at the Delaware City and Paulsboro refineries and at a PBFX storage facility (collectively, the “J. Aron Storage Tanks”).
During the three months ended March 31, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $405.6 million, reflecting the net change in the lower of cost or market (“LCM”) inventory reserve from $669.6 million at December 31, 2020 to $264.0 million at March 31, 2021.
During the three months ended March 31, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $1,285.6 million, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $1,687.2 million at March 31, 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Inventory-related accruals	$1,026.3	$695.0
Renewable energy credit and emissions obligations	848.3	528.1
Inventory intermediation agreements	202.7	225.8
Excise and sales tax payable	120.8	119.7
Accrued transportation costs	74.1	72.1
Accrued interest	67.9	40.2
Accrued utilities	48.1	58.6
Accrued refinery maintenance and support costs	46.9	35.7
Accrued salaries and benefits	33.3	40.1
Accrued capital expenditures	14.7	14.4
Current finance lease liabilities	13.2	14.4
Environmental liabilities	11.2	11.4
Customer deposits	4.9	4.0
Other	66.7	22.3
Total accrued expenses	$2,579.1	$1,881.8
The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of March 31, 2021 and December 31, 2020, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32, to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(in millions)	March 31, 2021	December 31, 2020
2025 Senior Secured Notes	$1,250.0	$1,250.0
2028 Senior Notes	1,000.0	1,000.0
2025 Senior Notes	725.0	725.0
Revolving Credit Facility	900.0	900.0
PBF Rail Term Loan	5.6	7.4
Catalyst financing arrangements	112.5	102.5
	3,993.1	3,984.9
Less—Current debt	(5.6)	(7.4)
Unamortized premium	0.6	0.6
Unamortized deferred financing costs	(42.1)	(45.3)
Long-term debt	$3,946.0	$3,932.8

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
Commercial Agreements
The Company has entered into long-term, fee-based commercial agreements with PBFX relating to assets associated with the Contribution Agreements, the majority of which include a minimum volume commitment and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various pipeline, rail and truck terminaling and storage services to the Company and the Company has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. The Company believes the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement (each as defined below) with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services.
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
Refer to the Company’s 2020 Annual Report on Form 10-K (“Note 11 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for a more complete description of the agreements with PBFX that were entered into prior to 2021. No new material agreements or amendments were entered into during the three months ended March 31, 2021.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$2.2
Omnibus Agreement	1.8	2.0
Total expenses under affiliate agreements	75.9	75.5
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
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which the Company manufactured, handled, used, released or disposed of, transported, or that relate to pre-existing conditions for which the Company has assumed responsibility. The Company believes that its current operations are in compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between the Company and federal and state authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, the Company anticipates that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $112.3 million as of March 31, 2021 ($113.7 million as of December 31, 2020), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $150.7 million and $151.9 million at March 31, 2021 and December 31, 2020, respectively, of which $139.5 million and $140.5 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on the future earnings of the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statement of Operations. The value of the Martinez Contingent Consideration was estimated to be $29.5 million as of March 31, 2021 and zero as of December 31, 2020, representing the anticipated future earn-out payments, if any.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lease Position as of March 31, 2021 and December 31, 2020
The table below provides the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for the periods presented:

(in millions)	Classification on the Balance Sheet	March 31, 2021	December 31, 2020
Assets
Operating lease assets - third party	Lease right of use assets - third party	$663.9	$836.3
Operating lease assets - affiliate	Lease right of use assets - affiliate	550.6	571.0
Finance lease assets	Lease right of use assets - third party	76.5	80.4
Total lease right of use assets		$1,291.0	$1,487.7

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$61.6	$78.3
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	86.9	85.6
Finance lease liabilities - third party	Accrued expenses	13.2	14.4
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	599.9	755.9
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	463.7	485.4
Finance lease liabilities - third party	Long-term financing lease liabilities - third-party	66.0	68.3
Total lease liabilities		$1,291.3	$1,487.9
Lease Costs
The table below provides certain information related to costs for the Company’s leases for the periods presented:

	Three Months Ended March 31,
Lease Costs (in millions)	2021	2020
Components of total lease costs:
Finance lease costs
Amortization of lease right of use assets	$3.9	$2.9
Interest on lease liabilities	1.1	0.9
Operating lease costs	75.1	60.5
Short-term lease costs	16.1	22
Variable lease costs	7.0	10.6
Total lease costs	$103.2	$96.9

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Information
The table below provides supplemental cash flow information related to leases for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$75.2	$60.8
Operating cash flows for finance leases	1.1	0.9
Financing cash flows for finance leases	3.5	2.6
Supplemental non-cash changes to lease liabilities from obtaining or remeasuring right of use assets	(152.8)	111.1
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of March 31, 2021:

Weighted average remaining lease term - operating leases	10.1 years
Weighted average remaining lease term - finance leases	6.9 years

Weighted average discount rate - operating leases	13.1%
Weighted average discount rate - finance leases	5.5%
Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of March 31, 2021:

Amounts due within twelve months of March 31, (in millions)	Finance Leases	Operating Leases
2021	$17.2	$280.0
2022	12.8	261.1
2023	12.8	240.9
2024	12.7	234.0
2025	11.1	197.7
Thereafter	28.9	1,022.9
Total minimum lease payments	95.5	2,236.6
Less: effect of discounting	16.3	1,024.5
Present value of future minimum lease payments	79.2	1,212.1
Less: current obligations under leases	13.2	148.5
Long-term lease obligations	$66.0	$1,063.6

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2021, the Company has entered into certain leases that have not yet commenced. Such leases include a 15-year lease for water treatment equipment, with future lease payments estimated to total approximately $34.1 million. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.
In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The Company believes that the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third-party leases as described above. For the three months ended March 31, 2021 and March 31, 2020, the Company incurred operating lease costs related to affiliate operating leases of $32.3 million and $32.3 million, respectively.

10. EMPLOYEE BENEFIT PLANS
Effective February 1, 2020, the Company amended the PBF Energy Pension Plan to, among other things, incorporate into the plan all employees who became employed at the Company’s Martinez, California location on February 1, 2020, in connection with the Martinez Acquisition. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended March 31,
Pension Benefits	2021	2020
Components of net periodic benefit cost:
Service cost	$14.4	$13.8
Interest cost	1.3	1.8
Expected return on plan assets	(3.6)	(3.1)
Amortization of prior service cost and actuarial loss	—	0.1
Net periodic benefit cost	$12.1	$12.6

(in millions)	Three Months Ended March 31,
Post-Retirement Medical Plan	2021	2020
Components of net periodic benefit cost:
Service cost	$0.4	$0.3
Interest cost	0.1	0.1
Amortization of prior service cost and actuarial loss	0.2	0.1
Net periodic benefit cost	$0.7	$0.5

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. REVENUES
In accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (ASC 606”), revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended March 31,
(in millions)	2021	2020
Gasoline and distillates	$4,230.1	$4,570.4
Asphalt and blackoils	215.4	207.0
Feedstocks and other	212.3	311.3
Chemicals	194.7	112.8
Lubricants	60.7	58.5
Total Revenues	$4,913.2	$5,260.0

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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $19.3 million and $45.1 million as of March 31, 2021 and December 31, 2020, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
The reported income tax provision in the PBF Holding Condensed Consolidated Financial Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2021	2020
Current income tax benefit	$(1.2)	$—
Deferred income tax (benefit) expense	(9.4)	14.2
Total income tax (benefit) expense	$(10.6)	$14.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2021 and December 31, 2020.
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

	As of March 31, 2021
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$312.4	$—	$—	$312.4	N/A	$312.4
Commodity contracts	24.9	—	—	24.9	(22.4)	2.5
Derivatives included with inventory intermediation agreement obligations	—	3.3	—	3.3	—	3.3
Liabilities:
Commodity contracts	22.4	—	—	22.4	(22.4)	—
Catalyst obligations	—	112.5	—	112.5	—	112.5
Contingent consideration obligation	—	—	29.5	29.5	—	29.5

	As of December 31, 2020
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$402.3	$—	$—	$402.3	N/A	$402.3
Commodity contracts	2.5	3.5	—	6.0	(6.0)	—
Derivatives included with inventory intermediation agreement obligations	—	11.3	—	11.3	—	11.3
Liabilities:
Commodity contracts	2.3	6.7	—	9.0	(6.0)	3.0
Catalyst obligations	—	102.5	—	102.5	—	102.5
Contingent consideration obligation	—	—	—	—	—	—

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
•When applicable, commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward prices used to value these swaps are derived using broker quotes, prices from other third-party sources and other available market based data.
•The contingent considerations obligation at March 31, 2021 and December 31, 2020 are categorized in Level 3 of the fair value hierarchy and are estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2021 and December 31, 2020, $20.7 million and $21.2 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Three Months Ended March 31,
(in millions)	2021	2020
Balance at beginning of period	$—	$—
Additions	—	77.3
Unrealized loss (gain) included in earnings	29.5	(53.0)
Balance at end of period	$29.5	$24.3

There were no transfers between levels during the three months ended March 31, 2021 or the three months ended March 31, 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,250.0	$1,280.4	$1,250.0	$1,232.9
2028 Senior Notes (a)	1,000.0	733.0	1,000.0	562.5
2025 Senior Notes (a)	725.0	584.0	725.0	475.3
Revolving Credit Facility (b)	900.0	900.0	900.0	900.0
PBF Rail Term Loan (b)	5.6	5.6	7.4	7.4
Catalyst financing arrangements (c)	112.5	112.5	102.5	102.5
	3,993.1	3,615.5	3,984.9	3,280.6
Less - Current debt	(5.6)	(5.6)	(7.4)	(7.4)
Unamortized premium	0.6	n/a	0.6	n/a
Less - Unamortized deferred financing costs	(42.1)	n/a	(45.3)	n/a
Long-term debt	$3,946.0	$3,609.9	$3,932.8	$3,273.2

(a)The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the outstanding senior notes.
(b)The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.
(c)Catalyst financing arrangements are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst.

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
As of March 31, 2021 and December 31, 2020, there were no barrels of crude oil and feedstocks outstanding under these derivative instruments designated as fair value hedges. As of March 31, 2021, there were 2,306,301 barrels of intermediates and refined products (2,604,736 barrels at December 31, 2020) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2021, there were 18,975,000 barrels of crude oil and 3,138,000 barrels of refined products (7,183,000 and 2,810,000, respectively, as of December 31, 2020), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of March 31, 2021 and December 31, 2020, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
March 31, 2021:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$3.3
December 31, 2020:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$11.3

Derivatives not designated as hedging instruments:
March 31, 2021:
Commodity contracts	Accounts receivable	$2.5
December 31, 2020:
Commodity contracts	Accounts receivable	$(3.0)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended March 31, 2021:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(8.0)
For the three months ended March 31, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$67.9

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2021:
Commodity contracts	Cost of products and other	$(14.8)
For the three months ended March 31, 2020:
Commodity contracts	Cost of products and other	$78.2

Hedged items designated in fair value hedges:
For the three months ended March 31, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$8.0
For the three months ended March 31, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(67.9)

The Company had no ineffectiveness related to fair value hedges for the three months ended March 31, 2021 or the three months ended March 31, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Holding included in the Annual Report on Form 10-K for the year ended December 31, 2020 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Holding and its consolidated subsidiaries.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of March 31, 2021, we own and operate six domestic oil refineries and related assets. Based on the current configuration our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Our six oil refineries are aggregated into one reportable segment.
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. In 2020, we reconfigured our Delaware City and Paulsboro refineries, temporarily idling certain of our major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit that we refer to as the “East Coast Refining System”. Each refinery is briefly described in the table below:

Refinery	Region	Nelson Complexity Index(1)	Throughput Capacity (in bpd)(1)	PADD	Crude Processed (2)	Source (2)
Delaware City	East Coast	13.6	180,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	10.4(3)	105,000(3)	1	light sweet through heavy sour	water
Toledo	Mid-Continent	11.0	180,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	13.0	185,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	13.8	166,000	5	medium and heavy	pipeline, water, truck
Martinez	West Coast	16.1	157,000	5	medium and heavy	pipeline and water
________

(1) Reflects operating conditions at each refinery as of the date of this filing. Changes in complexity and throughput capacity reflect the result of current market conditions such as our east coast refining reconfiguration described below (the “East Coast Refining Reconfiguration”), in addition to investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Configurations at each of our refineries are evaluated and updated accordingly.
(2) Reflects the typical crude and feedstocks and related sources utilized under normal operating conditions and prevailing market environments.
(3) Under normal operating conditions and prevailing market environments, our Nelson Complexity Index and throughput capacity for the Paulsboro refinery would be 13.1 and 180,000, respectively. As a result of the East Coast Refining Reconfiguration, our Nelson Complexity Index and throughput capacity were reduced.
We are a wholly-owned subsidiary of PBF LLC and an indirect subsidiary of PBF Energy. PBF Finance is a wholly-owned subsidiary of PBF Holding. We are the parent company for PBF LLC’s refinery operating subsidiaries.

Business Developments
Recent significant business developments affecting us are discussed below.
COVID-19
The outbreak of the COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity and financial markets. The COVID-19 pandemic and the related governmental and consumer responses resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces and has resulted in significantly lower global demand for refined petroleum and petrochemical products. We believe, but cannot guarantee, that demand for refined petroleum products will ultimately rebound as governmental restrictions are lifted. However, the continued negative impact of the COVID-19 pandemic and these market developments on our business and operations will depend on the ongoing severity, location and duration of the effects and spread of COVID-19, the effectiveness of the vaccine programs and the other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.
We are actively responding to the impacts from these matters on our business. Starting in late March 2020, we reduced the amount of crude oil processed at our refineries in response to the decreased demand for our products and we temporarily idled various units at certain of our refineries to optimize our production in light of prevailing market conditions. As of the date of this filing, we are operating our refineries at reduced rates and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until sustained product demand justifies higher production. Our refineries ran higher in March 2021 in comparison to January 2021, reflecting the gradual improvement in market conditions. We expect near-term throughput to be in the 825,000 to 885,000 barrel per day range for our refining system. Despite the measures we have taken, we have been, and likely will continue to be, adversely impacted by the COVID-19 pandemic for the foreseeable future. We are unable to predict the ultimate outcome of the economic impact of the COVID-19 pandemic and can provide no assurance that measures taken to mitigate the impact of the COVID-19 pandemic will be effective.
We continue to adjust our operational plans to the evolving market conditions and continue to monitor and maintain lower operating expenses through significant reductions in discretionary activities and third-party services. We successfully reconfigured our East Coast Refining System to maintain the most profitable elements of two refineries while reducing costs and improving our competitive position. Our refining capital spending program for the first half of 2021 is expected to be approximately $150.0 million. Our overall market outlook for the second half of 2021 remains constructive, with continued gradual improvement in demand, and our full-year capital expenditures are expected to be approximately $400.0 million to $450.0 million. Should market conditions change from our current expectations, we expect that we will review our capital requirements and adjust as needed.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination has resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices. Our results for the three months ended March 31, 2021 continued to be impacted by the sustained decreased demand for refined products which negatively impacts our revenues, cost of products sold, operating income and liquidity. Throughput rates across our refining system were decreased during the quarter and we currently continue to operate our refineries at reduced rates.
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
On December 21, 2020, we issued an additional $250.0 million in aggregate principal amount of 9.25% senior secured notes due 2025, in a tack-on offering (together with the initial 2025 Senior Secured Notes, the “2025 Senior Secured Notes”). The net proceeds from this offering were approximately $245.7 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
On January 24, 2020, we issued $1.0 billion in aggregate principal amount of 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”). The net proceeds from this offering were approximately $987.0 million after deducting the initial purchasers’ discount and offering expenses. We used $517.5 million of the proceeds to fully redeem our 7.00% senior notes due 2023 (the “2023 Senior Notes”) and the balance to fund a portion of the cash consideration for the Martinez Acquisition (as defined below).
On February 14, 2020, we exercised our rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and was classified as Debt extinguishment costs in the Condensed Consolidated Statement of Operations as of March 31, 2020.
Revolving Credit Facility
During the three months ended March 31, 2020, we used advances under our asset-based revolving credit agreement (the “Revolving Credit Facility”) to fund a portion of the Martinez Acquisition (as defined below) and for other general corporate purposes. The outstanding borrowings under the Revolving Credit Facility as of both March 31, 2021 and December 31, 2020 were $900.0 million.

Martinez Acquisition
We acquired the Martinez refinery and related logistics assets from Shell Oil Products on February 1, 2020 (the “Martinez Acquisition”) for an aggregate purchase price of $1,253.4 million, including final working capital of $216.1 million and the obligation to make certain post-closing earn-out payments to Shell Oil Products based on certain earnings thresholds of the Martinez refinery for a period of up to four years (the “Martinez Contingent Consideration”). The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes, and borrowings under the Revolving Credit Facility.
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
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$2.2
Omnibus Agreement	1.8	2.0
Total expenses under affiliate agreements	75.9	75.5

Results of Operations
The following tables reflect our financial and operating highlights for the three months ended March 31, 2021 and 2020 (amounts in millions):

	Three Months Ended March 31,
	2021	2020
Revenues	$4,913.2	$5,260.0
Cost and expenses:
Cost of products and other	4,263.0	6,033.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	460.2	507.5
Depreciation and amortization expense	104.7	105.4
Cost of sales	4,827.9	6,646.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	42.9	78.2
Depreciation and amortization expense	3.4	2.9
Change in fair value of contingent consideration	29.5	(53.0)
Gain on sale of assets	(0.6)	—
Total cost and expenses	4,903.1	6,674.4

Income (loss) from operations	10.1	(1,414.4)

Other income (expense):
Interest expense, net	(69.6)	(36.5)
Change in fair value of catalyst obligations	(10.0)	11.7
Debt extinguishment costs	—	(22.2)
Other non-service components of net periodic benefit cost	2.0	1.0
Income (loss) before income taxes	(67.5)	(1,460.4)
Income tax (benefit) expense	(10.6)	14.2
Net income (loss)	(56.9)	(1,474.6)
Less: net income attributable to noncontrolling interests	0.2	—
Net income (loss) attributable to PBF Holding Company LLC	$(57.1)	$(1,474.6)

Consolidated gross margin	$85.3	$(1,386.3)
Gross refining margin (1)	$650.2	$(773.4)
_____________________

(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended March 31,
	2021	2020
Key Operating Information
Production (bpd in thousands)	758.2	867.0
Crude oil and feedstocks throughput (bpd in thousands)	745.5	852.9
Total crude oil and feedstocks throughput (millions of barrels)	67.1	77.6
Consolidated gross margin per barrel of throughput	$1.28	$(17.86)
Gross refining margin, excluding special items, per barrel of throughput (1)	$3.65	$6.60
Refinery operating expense, per barrel of throughput	$6.86	$6.54

Crude and feedstocks (% of total throughput) (2)
Heavy	36%	44%
Medium	31%	23%
Light	18%	19%
Other feedstocks and blends	15%	14%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	54%	51%
Distillates and distillate blendstocks	30%	32%
Lubes	1%	1%
Chemicals	2%	1%
Other	15%	17%
Total yield	102%	102%
_____________________
(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2021	2020
	(dollars per barrel, except as noted)
Dated Brent crude oil	$61.16	$49.70
West Texas Intermediate (WTI) crude oil	$58.13	$45.56
Light Louisiana Sweet (LLS) crude oil	$60.26	$47.81
Alaska North Slope (ANS) crude oil	$61.07	$51.07
Crack Spreads
Dated Brent (NYH) 2-1-1	$12.06	$9.96
WTI (Chicago) 4-3-1	$11.56	$7.37
LLS (Gulf Coast) 2-1-1	$12.05	$10.42
ANS (West Coast-LA) 4-3-1	$15.75	$13.36
ANS (West Coast-SF) 3-2-1	$12.92	$9.65
Crude Oil Differentials
Dated Brent (foreign) less WTI	$3.03	$4.14
Dated Brent less Maya (heavy, sour)	$4.53	$8.87
Dated Brent less WTS (sour)	$2.26	$4.70
Dated Brent less ASCI (sour)	$2.77	$4.29
WTI less WCS (heavy, sour)	$12.01	$16.85
WTI less Bakken (light, sweet)	$0.50	$3.46
WTI less Syncrude (light, sweet)	$0.97	$1.80
WTI less LLS (light, sweet)	$(2.13)	$(2.25)
WTI less ANS (light, sweet)	$(2.94)	$(5.51)
Natural gas (dollars per MMBTU)	$2.72	$1.87

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Overview— Net loss was $56.9 million for the three months ended March 31, 2021 compared to net loss of $1,474.6 million for the three months ended March 31, 2020.
Our results for the three months ended March 31, 2021 were positively impacted by special items consisting of a non-cash lower of cost or market (“LCM”) inventory adjustment of approximately $405.6 million and were offset by a change in fair value of the Martinez Contingent Consideration of $29.5 million. Our results for the three months ended March 31, 2020 were negatively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $1,285.6 million and debt extinguishment costs associated with the early redemption of our 2023 Senior Notes of $22.2 million. These unfavorable impacts were partially offset by the change in the fair value of the Martinez Contingent Consideration of $53.0 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.

Excluding the impact of these special items, our results continue to be negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. In addition, during the three months ended March 31, 2021, we experienced unfavorable movements in certain crude oil differentials and overall lower throughput volumes and barrels sold across the majority of our refineries, as well as lower refining margins, despite stronger refining margins in the Mid-Continent.
Revenues— Revenues totaled $4.9 billion for the three months ended March 31, 2021 compared to $5.3 billion for the three months ended March 31, 2020, a decrease of approximately $0.4 billion, or 7.5%. Revenues per barrel were $67.31 and $57.70 for the three months ended March 31, 2021 and 2020, respectively, an increase of 16.7% directly related to higher hydrocarbon commodity prices. For the three months ended March 31, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 242,800 bpd, 117,200 bpd, 153,800 bpd and 231,700 bpd, respectively. For the three months ended March 31, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 329,300 bpd, 90,100 bpd, 174,500 bpd and 259,000 bpd, respectively. For three months ended March 31, 2021, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 270,800 bpd, 129,800 bpd, 154,000 bpd and 256,400 bpd, respectively. For the three months ended March 31, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 365,300 bpd, 131,300 bpd, 213,800 bpd and 291,400 bpd, respectively.
The throughput rates at the majority of our refineries were lower in the three months ended March 31, 2021 compared to the same period in 2020, slightly offset by higher rates in the Mid-Continent. We operated our refineries at reduced rates beginning in March 2020 and, based on current market conditions, we plan on continuing to operate our refineries at lower utilization until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $85.3 million for the three months ended March 31, 2021, compared to $(1,386.3) million for the three months ended March 31, 2020, an increase of approximately $1,471.6 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $650.2 million, or $9.70 per barrel of throughput for the three months ended March 31, 2021 compared to $(773.4) million, or $(9.96) per barrel of throughput for the three months ended March 31, 2020, an increase of approximately $1,423.6 million. Gross refining margin excluding special items totaled $244.6 million or $3.65 per barrel of throughput for the three months ended March 31, 2021 compared to $512.2 million or $6.60 per barrel of throughput for the three months ended March 31, 2020, a decrease of $267.6 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $405.6 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended 2020 to the end of the first quarter of 2021. Gross refining margin excluding the impact of special items decreased due to unfavorable movements in certain crude differentials, and an overall decrease in throughput rates and refining margins. For the three months ended March 31, 2020, special items impacting our margin calculations included a non-cash LCM inventory charge of approximately $1,285.6 million on a net basis, resulting from a decrease in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $283.1 million for the three months ended March 31, 2021 in comparison to $36.8 million for the three months ended March 31, 2020.
Average industry margins were mixed during the three months ended March 31, 2021 in comparison to the same period in 2020, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices.

Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.06 per barrel, or 21.1% higher, in the three months ended March 31, 2021, as compared to $9.96 per barrel in the same period in 2020. Our margins were negatively impacted from our refinery specific slate on the East Coast by weakened Dated Brent/Maya and WTI/Bakken differentials, which decreased by $4.34 per barrel and $2.96 per barrel, respectively, in comparison to the same period in 2020. The WTI/WCS differential decreased to $12.01 per barrel in 2021 compared to $16.85 in 2020, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $11.56 per barrel, or 56.9% higher, in the three months ended March 31, 2021 as compared to $7.37 per barrel in the same period in 2020. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged $0.50 per barrel in the three months ended March 31, 2021, as compared to $3.46 per barrel in the same period in 2020. Additionally, the WTI/Syncrude differential averaged $0.97 per barrel during the three months ended March 31, 2021 as compared to $1.80 per barrel in the same period of 2020.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $12.05 per barrel, or 15.6% higher, in the three months ended March 31, 2021 as compared to $10.42 per barrel in the same period in 2020. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $2.13 per barrel during the three months ended March 31, 2021 as compared to a premium of $2.25 per barrel in the same period of 2020.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $15.75 per barrel, or 17.9% higher, in the three months ended March 31, 2021 as compared to $13.36 per barrel in the same period in 2020. Additionally (West Coast) 3-2-1 industry crack spread was $12.92 per barrel, or 33.9% higher, in the three months ended March 31, 2021 as compared to $9.65 per barrel in the same period in 2020. Our margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.94 per barrel during the three months ended March 31, 2021 as compared to a premium of $5.51 per barrel in the same period of 2020.
Operating Expenses— Operating expenses totaled $460.2 million, or $6.86 per barrel of throughput, for the three months ended March 31, 2021 compared to $507.5 million, or $6.54 per barrel of throughput, for the three months ended March 31, 2020, a decrease of approximately $47.3 million, or 9.3%. Decreases in operating expenses were mainly attributable to cost reductions associated with the East Coast Refining Reconfiguration (East Coast operating expenses decreased by $41.9 million when compared to the same period in 2020). The decrease in total operating expenses for the three months ended March 31, 2021, is in line with our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19. Such initiatives, aside from the East Coast Refining Reconfiguration, also include significant reductions in discretionary activities and third-party services.

General and Administrative Expenses— General and administrative expenses totaled $42.9 million for the three months ended March 31, 2021 compared to $78.2 million for the three months ended March 31, 2020, a decrease of approximately $35.3 million or 45.1%. The decrease in general and administrative expenses for the three months ended March 31, 2021 in comparison to the three months ended March 31, 2020 primarily related to reductions in outside service costs and lower salaries wages and benefits. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— There was a gain of $0.6 million for the three months ended March 31, 2021 related primarily to the sale of non-operating refinery assets. There was no such gain for the three months ended March 31, 2020.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $108.1 million for the three months ended March 31, 2021 (including $104.7 million recorded within Cost of sales) compared to $108.3 million for the three months ended March 31, 2020 (including $105.4 million recorded within Cost of sales), a decrease of approximately $0.2 million. The decrease was a result of reduced depreciation and amortization expense associated with certain idled units as a result of the East Coast Refining Reconfiguration.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $29.5 million for the three months ended March 31, 2021 in comparison to a gain of $53.0 million for the three months ended March 31, 2020. These losses and gains represent the changes in estimated fair value of the Martinez Contingent Consideration associated with acquisition related earn-out obligations.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $10.0 million for the three months ended March 31, 2021 compared to a gain of $11.7 million for the three months ended March 31, 2020. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Debt Extinguishment Costs— We incurred debt extinguishment costs of $22.2 million in the three months ended March 31, 2020 related to the early redemption of our 2023 Senior Notes. There were no such costs in the three months ended March 31, 2021.
Interest Expense, net— Interest expense totaled $69.6 million for the three months ended March 31, 2021 compared to $36.5 million for the three months ended March 31, 2020, an increase of approximately $33.1 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended March 31, 2021 and March 31, 2020, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of the Chalmette refinery in the fourth quarter of 2015 and PBF Energy Limited (“PBF Ltd”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $10.6 million was recorded for the three months ended March 31, 2021 in comparison to an income tax expense of $14.2 million recorded for the three months ended March 31, 2020, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, debt extinguishment costs and changes in fair value of contingent consideration. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended March 31,
	2021		2020
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$4,913.2	$73.22	$5,260.0	$67.77
Less: Cost of sales	4,827.9	71.94	6,646.3	85.63
Consolidated gross margin	$85.3	$1.28	$(1,386.3)	$(17.86)
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$85.3	$1.28	$(1,386.3)	$(17.86)
Add: Refinery operating expense	460.2	6.86	507.5	6.54
Add: Refinery depreciation expense	104.7	1.56	105.4	1.36
Gross refining margin	$650.2	$9.70	$(773.4)	$(9.96)
Special items:(1)
Add: Non-cash LCM inventory adjustment	(405.6)	(6.05)	1,285.6	16.56
Gross refining margin excluding special items	$244.6	$3.65	$512.2	$6.60

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
The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,
	2021	2020

Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(56.9)	$(1,474.6)
Add: Depreciation and amortization expense	108.1	108.3
Add: Interest expense, net	69.6	36.5
Add: Income tax (benefit) expense	(10.6)	14.2
EBITDA	$110.2	$(1,315.6)
Special Items:(1)
Add: Non-cash LCM inventory adjustment	(405.6)	1,285.6
Add: Change in fair value of contingent consideration	29.5	(53.0)
Add: Debt extinguishment costs	—	22.2
EBITDA excluding special items	$(265.9)	$(60.8)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$110.2	$(1,315.6)
Add: Stock-based compensation	6.4	8.3
Add: Change in fair value of catalyst obligations	10.0	(11.7)
Add: Non-cash LCM inventory adjustment (1)	(405.6)	1,285.6
Add: Change in fair value of contingent consideration (1)	29.5	(53.0)
Add: Debt extinguishment costs (1)	—	22.2
Adjusted EBITDA	$(249.5)	$(64.2)
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
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2021	2020
January 1,	$669.6	$401.6
March 31,	264.0	1,687.2

    The following table includes the corresponding impact of changes in the LCM inventory reserve on both income (loss) from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended March 31,

	2021	2020
Net LCM inventory adjustment benefit (charge) in both income (loss) from operations and net income (loss)	$405.6	$(1,285.6)

Change in Fair Value of Contingent Consideration - During the three months ended March 31, 2021, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration which decreased income from operations and net income by $29.5 million. During the three months ended March 31, 2020, we recorded a change in the fair value of the contingent consideration related to the Martinez Contingent Consideration which increase income from operations and net income by $53.0 million.
Debt Extinguishment Costs - During the three months ended March 31, 2020, we recorded debt extinguishment costs of $22.2 million related to the redemption of the 2023 Senior Notes. There were no such costs in the three months ended March 31, 2021.

Liquidity and Capital Resources
Overview
Typically our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our Revolving Credit Facility, as described below; however, due to the COVID-19 pandemic and the related governmental and consumer responses, our business and results of operations are being negatively impacted. The worldwide economic slowdown and governmental responses, including travel restrictions and stay-at-home orders, have resulted in a significant decrease in the demand for and market prices of our products. We continue to be focused on assessing and adapting to the challenging operating environment and evaluating our strategic measures to preserve liquidity and strengthen our balance sheet. Our response to the current economic environment and its impact on our liquidity is more fully described in the “Liquidity” section below.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $67.6 million for the three months ended March 31, 2021 compared to net cash used in operating activities of $254.6 million for the three months ended March 31, 2020. Our operating cash flows for the three months ended March 31, 2021 included our net loss of $56.9 million, a non-cash charge of $405.6 million relating to an LCM inventory adjustment, deferred income taxes of $9.4 million and gain on sale of assets of $0.6 million, partially offset by depreciation and amortization of $111.8 million, change in the fair value of the contingent consideration associated with the Martinez Acquisition of $29.5 million, pension and other post-retirement benefits costs of $12.8 million, change in the fair value of our catalyst obligations of $10.0 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $8.0 million, and stock-based compensation of $6.4 million. In addition, net changes in operating assets and liabilities reflects cash proceeds of $226.4 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the three months ended March 31, 2020 included our net loss of $1,474.6 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $67.9 million, change in the fair value of the contingent consideration associated with the Martinez Acquisition of $53.0 million, and a change in the fair value of our catalyst obligations of $11.7 million, partially offset by depreciation and amortization of $110.8 million, a non-cash charge of $1,285.6 million relating to an LCM inventory adjustment, pension and other post-retirement benefits costs of $13.1 million, stock-based compensation of $8.3 million, deferred income taxes of $14.2 million and debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million. In addition, net changes in operating assets and liabilities reflects uses of cash of $101.6 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $59.2 million for the three months ended March 31, 2021 compared to net cash used in investing activities of $1,309.1 million for the three months ended March 31, 2020. The net cash flows used in investing activities for the three months ended March 31, 2021 was comprised of cash outflows of capital expenditures totaling $36.1 million, expenditures for refinery turnarounds of $16.8 million, and expenditures for other assets of $6.3 million. Net cash used in investing activities for the three months ended March 31, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $59.2 million, expenditures for refinery turnarounds of $69.1 million, and expenditures for other assets of $4.6 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $53.1 million for the three months ended March 31, 2021 compared to net cash provided by financing activities of $1,390.0 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, net cash provided by financing activities consisted primarily of proceeds from insurance premium financing of $48.9 million, proceeds from contributions from PBF LLC of $10.0 million, and deferred financing costs and other of $0.5 million, partially offset by payments on finance leases of $3.5 million, principal amortization payments of the PBF Rail Term Loan of $1.8 million, and distributions to members of $1.0 million. For the three months ended March 31, 2020, net cash provided by financing activities consisted primarily of cash proceeds of $470.2 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, net borrowings under our Revolving Credit Facility of $900.0 million and insurance premium financing of $45.3 million, partially offset by distributions to members of $21.1 million, principal amortization payments of the PBF Rail Term Loan of $1.8 million, and payments on finance leases of $2.6 million.
Debt and Credit Facility
Revolving Credit Facility
The Revolving Credit Facility has a maximum commitment available to us of $3.4 billion and matures in May 2023. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted London Inter-Bank Offered Rate (“LIBOR”) plus the Applicable Margin, all as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”). In addition, an accordion feature allows for commitments of up to $3.5 billion.
On February 18, 2020, in connection with the entry into a $300.0 million uncommitted receivables purchase facility (the “Receivables Facility”), we amended the Revolving Credit Facility and entered into a related intercreditor agreement to allow us to sell certain Eligible Receivables, as defined in the Revolving Credit Agreement, derived from the sale of refined products over truck racks. Under the Receivables Facility, we sell such receivables to a bank subject to bank approval and certain conditions. The sales of receivables under the Receivables Facility are absolute and irrevocable but subject to certain repurchase obligations under certain circumstances.
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

On May 13, 2020, we entered into an indenture among the Issuers, the Guarantors, and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. The Issuers received net proceeds of approximately $982.9 million from the offering after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes. On December 21, 2020, we issued $250.0 million, in a tack-on offering, in aggregate principal amount of the additional 2025 Senior Secured Notes. The net proceeds from this offering were approximately $245.7 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
We are in compliance as of March 31, 2021 with all covenants, including financial covenants, in all of our debt agreements.
Liquidity
The outbreak of the COVID-19 pandemic continues to negatively impact our liquidity. As of March 31, 2021, our liquidity was approximately $2.3 billion ($2.3 billion as of December 31, 2020) based on $1.5 billion of cash, and approximately $0.8 billion of availability under our Revolving Credit Facility. Our total liquidity includes the amount of excess availability under our Revolving Credit Facility, which includes our cash on hand.
Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact it has caused to our liquidity, we executed a plan to strengthen our balance sheet and increase our flexibility and responsiveness by incorporating certain adjustments to our operations and cost saving measures, including the following items in the current year:
•On December 31, 2020, we completed the operational reconfiguration of our East Coast Refining System comprised of our Delaware City and Paulsboro refineries. The reconfiguration resulted in the temporary idling of certain Paulsboro refinery units and overall lower throughput and inventory levels. Annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels;
•Implemented cost reduction and cash preservation initiatives, including a significant decrease in 2021 planned capital expenditures, lowering 2021 operating expenses driven by minimizing discretionary activities and third-party services; and
•Continued the temporary suspension of PBF Energy’s quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter, to support the balance sheet.
We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. We adjusted our operational plans to the evolving market conditions and continue to target and execute the expense reduction measures.

While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic, we believe that the strategic actions we have taken, plus our cash flows from operations and available capital resources, will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, and debt service requirements, for the next twelve months. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because the impact that the COVID-19 pandemic is having on us and our industry is ongoing and unprecedented. The extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operations and liquidity will depend largely on future developments, including the severity, location and duration of the outbreak, the effectiveness of the vaccine programs and other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume in the remainder of 2021 or thereafter. As a result, we may require additional capital, and, from time to time, may pursue funding strategies in the capital markets or through private transactions to strengthen our liquidity and/or fund strategic initiatives. Such additional financing may not be available at favorable terms or at all.
We may incur additional indebtedness in the future, including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the three months ended March 31, 2021, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we make new investments or incur new liens.
Working Capital
Our working capital at March 31, 2021 was $1,294.4 million, consisting of $4,810.0 million in total current assets and $3,515.6 million in total current liabilities. Our working capital at December 31, 2020 was $1,265.4 million, consisting of $3,819.1 million in total current assets and $2,553.7 million in total current liabilities.
Capital Spending
Capital spending was $59.2 million for the three months ended March 31, 2021, which primarily included costs associated with safety related enhancements and facility improvements at our refineries. Due to current challenging market conditions, we have taken strategic steps to increase our flexibility and responsiveness, including the near-term reduction of planned capital expenditures. We currently expect to spend an aggregate of approximately $400.0 million to $450.0 million in net refining capital expenditures during 2021 for facility improvements, maintenance and turnarounds with the intention of satisfying all required safety, environmental and regulatory capital commitments.

Crude and Feedstock Supply Agreements
Certain of our purchases of crude oil under our agreements with foreign national oil companies require that we post letters of credit, if open terms are exceeded, and arrange for shipment. We pay for the crude when invoiced, at which time any applicable letters of credit are lifted. We have a contract with Saudi Arabian Oil Company (“Saudi Aramco”) pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at our Paulsboro refinery. In connection with the acquisition of the Chalmette refinery we entered into a contract with Petróleos de Venezuela S.A. (“PDVSA”) for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. We have not sourced crude oil under this agreement since 2017 when PDVSA suspended deliveries due to the parties’ inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA. Notwithstanding the suspension, the U.S. government sanctions imposed against PDVSA and Venezuela prevented us from purchasing crude oil under this agreement. In connection with the closing of the acquisition of the Torrance refinery, we entered into a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our Delaware City and Toledo refineries.
We have entered into various five-year crude supply agreements with Shell Oil Products for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have entered into certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms up to 15 years.
Inventory Intermediation Agreements
We entered into Inventory Intermediation Agreements with J. Aron, to support the operations of the East Coast Refining System. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and Delaware City Refining Company LLC (“DCR”) expires on June 30, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and Paulsboro Refining Company LLC (“PRC”) expires on December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Inventory Intermediation Agreements at that time. We intend to either extend or replace the Inventory Intermediation Agreements prior to their expirations.
At March 31, 2021, the LIFO value of the J. Aron Products included within Inventory in our Condensed Consolidated Balance Sheets was $267.5 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of March 31, 2021, other than outstanding letters of credit of approximately $297.0 million.

Distribution Policy
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.
We make, from time to time, distributions to PBF LLC, if necessary, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy. In response to the adverse impact caused by the COVID-19 pandemic, PBF Energy, among other things, suspended its quarterly dividend of $0.30 per share. While it is impossible to estimate the duration or ultimate financial impact of the COVID-19 pandemic on our business, we will continue to monitor and evaluate our distribution policy as market conditions develop and our business outlook becomes clearer.
Supplemental Guarantor Financial Information
As of March 31, 2021, PBF Services Company, DCR, PBF Power Marketing LLC, PRC, Toledo Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC, Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC, PBF International Inc. and PBF Investments LLC (“PBF Investments”) are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2025 Senior Secured Notes, the 7.25% senior notes due 2025 (the “2025 Senior Notes”) and 2028 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated May 30, 2017 and January 24, 2020, among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americans, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and the indenture dated May 13, 2020, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. The 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	March 31, 2021	December 31, 2020
ASSETS
Current Assets (1)	$4,560.6	$3,559.0
Non-Current Assets	5,760.3	5,990.0
Due from non-guarantor subsidiaries	14,315.0	13,813.0

LIABILITIES AND EQUITY
Current liabilities (1)	$3,317.6	$2,350.0
Long-term liabilities	5,260.4	5,411.0
Due to non-guarantor subsidiaries	14,241.6	13,770.0

(1) Includes $5.6 million and $59.0 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of March 31, 2021. Includes $4.9 million and $53.2 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of December 31, 2020. Refer to “Note 7 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

Summarized Statements of Operations (in millions)	Three Months Ended March 31, 2021	Three months ended March 31, 2020
Revenues	$4,888.8	$5,143.3
Cost of sales	4,305.0	6,171.8
Gross margin	583.8	(1028.5)
Income (loss) from operations	507.8	(1,051.6)

Net income (loss)	401.6	(1,059.4)
Net income (loss) attributable to PBF Holding Company LLC	401.4	(1,059.5)

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$468.5	$419.5
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	9.9	4.4
Affiliate revenues related to transactions with PBFX (1)	4.0	4.2
Affiliate expenses related to transactions with PBFX (1)	75.9	75.5
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
At March 31, 2021 and December 31, 2020, we had gross open commodity derivative contracts representing 22.1 million barrels and 10.0 million barrels, respectively, with an unrealized net gain of $2.5 million and net loss of $3.0 million, respectively. The open commodity derivative contracts as of March 31, 2021 expire at various times during 2021.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 31.4 million barrels and 28.2 million barrels at March 31, 2021 and December 31, 2020, respectively. The average cost of our hydrocarbon inventories was approximately $77.66 and $78.64 per barrel on a LIFO basis at March 31, 2021 and December 31, 2020, respectively, excluding the net impact of LCM inventory adjustments of $264.0 million and $669.6 million, respectively. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.

Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 75 million to 97 million MMBTUs of natural gas in total amongst our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $97.0 million.
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
In addition, we are exposed to risks associated with complying with federal and state legislative and regulatory measures to address greenhouse gas and other emissions. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, in September 2016, the state of California enacted Senate Bill 32, which further reduces greenhouse gas emissions targets to 40% below 1990 levels by 2030. Compliance with such emission standards may require the purchase of emission credits or similar instruments.
Certain of these compliance contracts or instruments qualify as derivative instruments. We generally elect the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, for such instruments, and therefore do not record these contracts at their fair value.
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At March 31, 2021, we had $900.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $24.1 million annually.
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
We continually monitor our market risk exposure, including the impact and developments related to the COVID-19 pandemic which has introduced significant volatility in the financial markets.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of March 31, 2021. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On December 28, 2016, the Delaware Department of Natural Resources and Environmental Control issued the Coastal Zone Act permit for the ethanol project (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Control Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action filed a joint motion with the Coastal Zone Board, requesting that the Coastal Zone Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. The Coastal Zone Board notified the parties in January of 2020 that it concurred with the parties’ proposed course of action. The appellants and DCR subsequently filed a motion with the Superior Court requesting relief consistent with what was described to the Coastal Zone Board. In March of 2020, the Superior Court issued a letter relinquishing jurisdiction over the matter, and concurring with the parties’ proposal to allow the case to proceed to a hearing on the merits before the Coastal Zone Board. The parties must now jointly propose to the Coastal Zone Board a schedule for prehearing activity and a merits hearing to resolve the matter. The parties must, therefore, submit to the Coastal Zone Board a joint proposed schedule to govern future proceedings related to the merits hearing to resolve the matter.
On September 11, 2020, DCR received two Citations and Notification of Penalties, with sub-parts, from the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”) related to a combustion incident occurring on March 11, 2020. The citation seeks to impose penalties in the amount of $401,923 related to alleged violations of the Occupation Safety and Health Act of 1970. An informal conference with OSHA on October 2, 2020 was unsuccessful in resolving the matter, and, as a result, DCR filed a Notice of Contest with OSHA contesting the citations in their entirety at the end of the informal conference. OSHA filed its Complaint on December 13, 2020, and DCR filed its response on January 4, 2021. OSHA and DCR participated in mandatory meditation on February 2, 2021, which was unsuccessful. On February 25, 2021, the Occupational Safety and Health Review Commission granted the parties’ Joint Motion for Additional Time for the Parties to Discuss Settlement. The Court has since granted multiple additional extensions. At present, the parties have until May 28th, 2021 to notify the court as to the outcome of such discussions and, in the interim, are required to provide the Court with weekly updates. The settlement negotiations are continuing; if the settlement negotiations are unsuccessful, the matter will proceed to litigation.

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
EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General. On April 7, 2021, we were notified that these alleged remaining RCRA violations had been referred to EPA.
On May 8, 2020, we received a letter from the SCAQMD proposing to settle a NOV relating to Title V deviations alleged to have occurred in the first half of 2017 for $878,450. On March 11, 2021, we accepted SCAQMD’s offer to settle the NOV for approximately $625,000.
On February 4, 2021, we received a letter from the SCAQMD proposing to settle a NOV relating to Title V deviations alleged to have occurred in the second half of 2017 for $1.3 million. We are evaluating the allegations and will be communicating with the SCAQMD regarding the allegations and the settlement offer upon the completion of our review.
On November 30, 2020, the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) issued a draft Stipulated Order to the Martinez refinery in connection with alleged total suspended solids exceedances that occurred in March 2020, which draft order included a proposed penalty of $310,000. Subsequently, the RWQCB proposed to settle these alleged exceedances for $126,000. On February 8, 2021, we accepted RWQCB’s offer to settle the alleged exceedances for $120,000.
As the ultimate outcomes of the matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.

On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs’ added an additional plaintiff, Hany Youssef. On March 18, 2019, the class certification hearing was held and the court took the matter under submission. On April 1, 2019, the court issued an order denying class certification. On April 15, 2019, plaintiffs filed a Petition for Permission to Appeal the Order Denying Motion for Class Certification. On May 3, 2019, plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the court. On February 9, 2021, the court issued an order taking both motions under submission pending additional discovery and briefing related to plaintiff Youssef and whether a new class representative should be substituted. The court has also ordered that the rebuttal expert disclosure deadline, the expert discovery cut-off, the motion hearing cut-off, and all other case deadlines be stayed pending the court’s decision as to whether the case can proceed with a new class representative and whether defendants will be permitted to conduct additional soil vapor sampling in the ground subclass area. On March 6, 2021, plaintiff Youssef’s second deposition was taken. On March 22, 2021, based on plaintiff Youssef’s deposition, we filed our brief requesting the court dismiss plaintiff Youssef’s claims for nuisance and trespass and deny plaintiffs’ motion for leave to file a third amended complaint to substitute a new named plaintiff or class representative. On April 5, 2021, plaintiffs filed a brief regarding their motion. We are currently waiting for the court’s ruling on the briefs. Trial was previously scheduled to commence on July 27, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleging numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Operating Company LLC, Chalmette Refining, two individual employees of the Chalmette refinery (the “PBF Defendants”), two entities, PBF Consultants, LLC (“PBF Consultants”) and PBF Investments that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while employed by Clean Harbors and performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. On September 25, 2018, the PBF Defendants filed an answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On April 15, 2019, the Federal Magistrate Judge filed a Report and Recommendation denying

Plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On June 24, 2019, the Federal Judge adopted the Magistrate Judge’s Report and Recommendation denying plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On September 18, 2020, the Federal Magistrate Judge granted plaintiff’s motion to amend in order to add a non-diverse plaintiff and remand to state court. PBF Defendants filed an opposition to plaintiff’s motion to amend on October 2, 2020. On October 5, 2020, the Magistrate Judge granted plaintiff’s motion to amend and remanded the case back to state court. Discovery will continue in state court. We cannot currently estimate the amount or the timing of the resolution of this matter. The PBF Defendants previously issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. Clean Harbors has accepted the tender of defense and indemnity, and Clean Harbors’ insurer has accepted the tender of defense and indemnity subject to a reservation of rights. The plaintiffs have requested mediation in advance of the currently scheduled September 2021 trial date. In light of our indemnity and our insurance coverage, we presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
In Varga, Sabrina, et al., v. CRU Railcar Services, LLC, et al., we and other of our entities were named as defendants along with CRU Railcar Services, LLC (“CRU”) in a lawsuit arising from a railcar explosion that occurred while CRU employees were cleaning a railcar owned by us. The initial lawsuit alleged that an employee of CRU was fatally injured as a result of the explosion. On July 5, 2019, a petition for intervention was filed alleging that another CRU employee was fatally injured in the same explosion. On October 7, 2019, a third CRU employee joined the lawsuit alleging severe injuries from the incident. We have issued a tender of defense and indemnity to CRU and its insurer pursuant to indemnity obligations contained in the associated services agreement which have not been accepted at this time. On March 3, 2021, we filed multiple motions for summary judgment in this matter and at a hearing on March 25, 2021, the motions were granted by the court. Prior to the hearing, on March 18, 2021, certain other plaintiffs had non-suited our entities without prejudice.
We are subject to obligations to purchase RINs. On February 15, 2017, we received notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations use of potentially invalid QAP A RINs provides the user with an affirmative defense from civil penalties, provided certain conditions are met. We have asserted the affirmative defense and, if accepted by EPA, will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that EPA will not accept our defense and may assess penalties in these matters, but any such amount is not expected to have a material impact on our financial position, results of operations, or cash flows.
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

Item 1A. Risk Factors

There have been no significant changes from the risk factors previously disclosed in “Item 1A. Risk Factors” of our 2020 Annual Report on Form 10-K.

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

PBF Holding Company LLC

Date:	May 5, 2021	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	May 5, 2021	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)