Form 10-Q
period 2021-06-30
PBF Holding Co LLC; PBF Finance Corp
filed 2021-08-04
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
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
(Do not check if a smaller reporting company)
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
PBF Holding Company LLC has no common stock outstanding. As of August 2, 2021, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

EXPLANATORY NOTE
This combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of June 30, 2021. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as "cautionary statements," are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2020 of PBF Holding and PBF Finance, which we refer to as our 2020 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•our obligation to buy Renewable Identification Numbers (“RINs”) and market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard and greenhouse gas (“GHG”) emission credits required to comply with various GHG emission programs, such as Assembly Bill 32 (“AB 32”);
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

•termination of our amended and restated inventory intermediation agreements (“Inventory Intermediation Agreements”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) which are scheduled to expire in August 2021 and December 2021 and could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain crude, intermediates and finished products (the “J. Aron Products”) located at the Company’s storage tanks at the Delaware City and Paulsboro refineries and at a PBFX storage facility upon termination of these agreements;
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
•adverse impacts from changes in our regulatory environment, such as the effects of compliance with AB 32, or from actions taken by environmental interest groups;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,444.7	$1,570.1
Accounts receivable	1,002.6	501.5
Accounts receivable - affiliate	5.5	4.9
Inventories	2,636.2	1,686.2
Prepaid and other current assets	138.8	56.4
Total current assets	5,227.8	3,819.1

Property, plant and equipment, net	4,027.6	4,023.1
Lease right of use assets - third party	741.0	916.7
Lease right of use assets - affiliate	529.4	571.0
Deferred charges and other assets, net	802.4	862.7
Total assets	$11,328.2	$10,192.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$778.7	$402.3
Accounts payable - affiliate	60.3	53.2
Accrued expenses	2,856.4	1,881.8
Current operating lease liabilities - third party	66.1	78.3
Current operating lease liabilities - affiliate	88.1	85.6
Current debt	3.7	7.4
Deferred revenue	26.3	45.1
Total current liabilities	3,879.6	2,553.7

Long-term debt	3,942.7	3,932.8
Deferred tax liabilities	24.9	38.7
Long-term operating lease liabilities - third party	600.4	755.9
Long-term operating lease liabilities - affiliate	441.3	485.4
Long-term financing lease liabilities - third party	63.7	68.3
Other long-term liabilities	270.3	267.0
Total liabilities	9,222.9	8,101.8

Commitments and contingencies (Note 8)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,841.1	2,809.7
Retained earnings (accumulated deficit)	(741.9)	(723.4)
Accumulated other comprehensive loss	(6.2)	(6.1)
Total PBF Holding Company LLC equity	2,093.0	2,080.2
Noncontrolling interest	12.3	10.6
Total equity	2,105.3	2,090.8
Total liabilities and equity	$11,328.2	$10,192.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$6,883.2	$2,499.1	$11,796.4	$7,759.1

Cost and expenses:
Cost of products and other	6,171.9	1,820.8	10,434.9	7,854.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	462.3	423.7	922.5	931.2
Depreciation and amortization expense	102.3	111.1	207.0	216.5
Cost of sales	6,736.5	2,355.6	11,564.4	9,001.9
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	47.9	53.3	90.8	131.5
Depreciation and amortization expense	3.3	2.8	6.7	5.7
Change in fair value of contingent consideration	(5.2)	(12.4)	24.3	(65.4)
Gain on sale of assets	—	(471.1)	(0.6)	(471.1)
Total cost and expenses	6,782.5	1,928.2	11,685.6	8,602.6

Income (loss) from operations	100.7	570.9	110.8	(843.5)

Other income (expense):
Interest expense, net	(69.9)	(52.8)	(139.5)	(89.3)
Change in fair value of catalyst obligations	5.8	(5.1)	(4.2)	6.6
Debt extinguishment costs	—	—	—	(22.2)
Other non-service components of net periodic benefit cost	1.9	1.1	3.9	2.1
Income (loss) before income taxes	38.5	514.1	(29.0)	(946.3)
Income tax (benefit) expense	(4.3)	(4.4)	(14.9)	9.8
Net income (loss)	42.8	518.5	(14.1)	(956.1)
Less: net income attributable to noncontrolling interests	2.2	—	2.4	—
Net income (loss) attributable to PBF Holding Company LLC	$40.6	$518.5	$(16.5)	$(956.1)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$42.8	$518.5	$(14.1)	$(956.1)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	0.1	0.1	(0.5)	0.7
Net gain on pension and other post-retirement benefits	0.2	0.2	0.4	0.4
Total other comprehensive income (loss)	0.3	0.3	(0.1)	1.1
Comprehensive income (loss)	43.1	518.8	(14.2)	(955.0)
Less: comprehensive income attributable to noncontrolling interests	2.2	—	2.4	—
Comprehensive income (loss) attributable to PBF Holding Company LLC	$40.9	$518.8	$(16.6)	$(955.0)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total Equity

Balance, March 31, 2021	$2,825.6	$(6.5)	$(781.5)	$10.8	$2,048.4
Member distributions	—	—	(1.0)	—	(1.0)
Capital contributions from PBF LLC	8.9	—	—	—	8.9
Distribution of assets to PBF LLC	(0.3)	—	—	—	(0.3)
Stock-based compensation	6.9	—	—	—	6.9
Comprehensive income	—	0.3	40.6	2.2	43.1
Other	—	—	—	(0.7)	(0.7)
Balance, June 30, 2021	$2,841.1	$(6.2)	$(741.9)	$12.3	$2,105.3

Balance, March 31, 2020	$2,745.9	$(8.9)	$(338.8)	$10.9	$2,409.1
Capital contributions from PBF LLC	24.4	—	—	—	24.4
Stock-based compensation	6.7	—	—	—	6.7
Comprehensive income	—	0.3	518.5	—	518.8
Balance, June 30, 2020	$2,777.0	$(8.6)	$179.7	$10.9	$2,959.0

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total Equity

Balance, December 31, 2020	$2,809.7	$(6.1)	$(723.4)	$10.6	$2,090.8
Member distributions	—	—	(2.0)	—	(2.0)
Capital contributions from PBF LLC	18.9	—	—	—	18.9
Distribution of assets to PBF LLC	(0.3)	—	—	—	(0.3)
Stock-based compensation expense	12.8	—	—	—	12.8
Comprehensive income (loss)	—	(0.1)	(16.5)	2.4	(14.2)
Other	—	—	—	(0.7)	(0.7)
Balance, June 30, 2021	$2,841.1	$(6.2)	$(741.9)	$12.3	$2,105.3

Balance, December 31, 2019	$2,739.1	$(9.7)	$1,156.9	$10.9	$3,897.2
Member distributions	—	—	(21.1)	—	(21.1)
Capital contributions from PBF LLC	24.4	—	—	—	24.4
Stock-based compensation	13.5	—	—	—	13.5
Comprehensive income (loss)	—	1.1	(956.1)	—	(955.0)
Balance, June 30, 2020	$2,777.0	$(8.6)	$179.7	$10.9	$2,959.0

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(14.1)	$(956.1)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	221.3	229.4
Stock-based compensation	14.0	16.4
Change in fair value of catalyst obligations	4.2	(6.6)
Deferred income taxes	(13.8)	9.8
Non-cash change in inventory repurchase obligations	42.2	(25.7)
Non-cash lower of cost or market inventory adjustment	(669.6)	701.4
Change in fair value of contingent consideration	24.3	(65.4)
Debt extinguishment costs	—	22.2
Pension and other post-retirement benefit costs	25.3	27.3
Gain on sale of assets	(0.6)	(471.1)

Changes in operating assets and liabilities:
Accounts receivable	(501.1)	403.7
Due to/from affiliates	6.5	6.3
Inventories	(280.4)	24.8
Prepaid and other current assets	(82.4)	(54.6)
Accounts payable	373.4	(185.9)
Accrued expenses	892.5	(360.4)
Deferred revenue	(18.8)	1.1
Other assets and liabilities	(46.0)	(24.5)
Net cash used in operating activities	$(23.1)	$(707.9)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(81.1)	(112.6)
Expenditures for deferred turnaround costs	(38.5)	(159.2)
Expenditures for other assets	(16.5)	(7.2)
Acquisition of Martinez refinery	—	(1,176.2)
Proceeds from sale of assets	—	529.4
Net cash used in investing activities	$(136.1)	$(925.8)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Contributions from PBF LLC	$18.9	$24.4
Distributions to members	(2.0)	(21.1)
Distributions to T&M and Collins shareholders	(0.7)	—
Proceeds from 2025 9.25% Senior Secured Notes	—	1,000.0
Proceeds from 2028 6.00% Senior Notes	—	1,000.0
Redemption of 2023 7.00% Senior Notes	—	(517.5)
Repayments of PBF Rail Term Loan	(3.7)	(3.6)
Proceeds from revolver borrowings	—	1,150.0
Repayments of revolver borrowings	—	(550.0)
Settlement of catalyst obligations	—	(8.8)
Payments on financing leases	(7.1)	(5.7)
Proceeds from insurance premium financing	28.0	33.8
Deferred financing costs and other	0.4	(27.8)
Net cash provided by financing activities	$33.8	$2,073.7

Net (decrease) increase in cash and cash equivalents	(125.4)	440.0
Cash and cash equivalents, beginning of period	1,570.1	763.1
Cash and cash equivalents, end of period	$1,444.7	$1,203.1

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$45.5	$29.8
Assets acquired or remeasured under operating and financing leases	(127.9)	224.3
Fair value of the Martinez Contingent Consideration at acquisition	—	77.3
Cash paid during the period for:
Interest (net of capitalized interest of $4.8 million and $5.6 million in 2021 and 2020, respectively)	$130.7	$49.2
Income taxes	0.6	0.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in, PBF LLC as of June 30, 2021. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC, Delaware City Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and Martinez Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding has distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 7 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of June 30, 2021, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities, and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flows.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the novel coronavirus (“COVID-19”) pandemic and related adverse impact on economic and commercial activity has resulted in a significant reduction in demand for refined petroleum and petrochemical products. This significant demand reduction has had an adverse impact on the Company’s results of operations and liquidity position. Demand for these products, however, has started to recover throughout the three and six months ended June 30, 2021 in connection with the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines. The Company has adjusted throughput rates across its entire refining system to correlate with the gradual increases in demand, while still running below historic levels.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
It is impossible to estimate the duration or significance of the financial impact that will result from the COVID-19 pandemic. However, the extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations and liquidity will depend largely on future developments, including the duration of the outbreak, particularly within the geographic areas where the Company operates, the effectiveness of vaccine programs, and the related impact on overall economic activity, all of which cannot be predicted with certainty at this time.
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
The aggregate purchase price for the Martinez Acquisition was $1,253.4 million, including final working capital of $216.1 million and the Martinez Contingent Consideration, as defined below. The transaction was financed through a combination of cash on hand, including proceeds from the $1.0 billion in aggregate principal amount of 6.0% senior unsecured notes due 2028 (the “2028 Senior Notes”), and borrowings under PBF Holding’s asset-based revolving credit agreement (the “Revolving Credit Facility”).
The Company accounted for the Martinez Acquisition as a business combination under GAAP whereby it recognizes assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s Condensed Consolidated Financial Statements for the six months ended June 30, 2021 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition whereas the same period in 2020 includes the results of operations of such assets from the date of the Martinez Acquisition on February 1, 2020 to June 30, 2020. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

Six Months Ended June 30, 2020
(Unaudited, in millions)

Pro-forma revenues	$8,122.9
Pro-forma net loss attributable to PBF Holding	(987.4)

Acquisition Expenses
There were no acquisition costs for the three and six months ended June 30, 2021 or for the three months ended June 30, 2020. The Company incurred acquisition-related costs of $10.7 million for the six months ended June 30, 2020, consisting primarily of consulting and legal expenses related to the Martinez Acquisition. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of June 30, 2021 or December 31, 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consisted of the following:

June 30, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,156.4	$—	$1,156.4
Refined products and blendstocks	1,041.2	300.6	1,341.8
Warehouse stock and other	138.0	—	138.0
	$2,335.6	$300.6	$2,636.2
Lower of cost or market adjustment	—	—	—
Total inventories	$2,335.6	$300.6	$2,636.2

December 31, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,018.9	$—	$1,018.9
Refined products and blendstocks	933.7	266.5	1,200.2
Warehouse stock and other	136.7	—	136.7
	$2,089.3	$266.5	$2,355.8
Lower of cost or market adjustment	(572.4)	(97.2)	(669.6)
Total inventories	$1,516.9	$169.3	$1,686.2
Inventory under the amended and restated inventory intermediation agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) (as amended and restated from time to time, the “Inventory Intermediation Agreements”), includes crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries, and sold to counterparties in connection with such agreements. This inventory is held in the Company’s storage tanks at the Delaware City and Paulsboro refineries and at a PBFX storage facility (collectively, the “J. Aron Storage Tanks”).
At June 30, 2021 the replacement value of inventories exceeded the last-in, first-out carrying value on a converted basis. During the three months ended June 30, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $264.0 million, reflecting no lower of cost or market (“LCM”) inventory reserve at June 30, 2021 in comparison with an LCM reserve of $264.0 million at March 31, 2021. During the six months ended June 30, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $669.6 million, reflecting no LCM inventory reserve at June 30, 2021 in comparison with an LCM inventory reserve of $669.6 million at December 31, 2020.
During the three months ended June 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $584.2 million, reflecting the net change in the LCM inventory reserve from $1,687.2 million at March 31, 2020 to $1,103.0 million at June 30, 2020. During the six months ended June 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $701.4 million, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $1,103.0 million at June 30, 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Renewable energy credit and emissions obligations (a)	$1,114.2	$528.1
Inventory-related accruals	1,005.2	695.0
Inventory intermediation agreements (b)	244.2	225.8
Excise and sales tax payable	126.6	119.7
Accrued transportation costs	85.0	72.1
Accrued utilities	58.0	58.6
Accrued refinery maintenance and support costs	44.7	35.7
Accrued interest	41.5	40.2
Accrued salaries and benefits	36.4	40.1
Accrued capital expenditures	25.8	14.4
Current finance lease liabilities	11.9	14.4
Environmental liabilities	11.9	11.4
Customer deposits	2.1	4.0
Other	48.9	22.3
Total accrued expenses	$2,856.4	$1,881.8
__________________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. Renewable energy credit and emissions obligations are categorized as Level 2, and are measured at fair value based on quoted prices from an independent pricing service.
(b) The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of June 30, 2021 and December 31, 2020, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(in millions)	June 30, 2021	December 31, 2020
2025 Senior Secured Notes	$1,250.0	$1,250.0
2028 Senior Notes	1,000.0	1,000.0
2025 Senior Notes	725.0	725.0
Revolving Credit Facility	900.0	900.0
PBF Rail Term Loan	3.7	7.4
Catalyst financing arrangements	106.6	102.5
	3,985.3	3,984.9
Less—Current debt	(3.7)	(7.4)
Unamortized premium	0.6	0.6
Unamortized deferred financing costs	(39.5)	(45.3)
Long-term debt	$3,942.7	$3,932.8

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
Refer to the Company’s 2020 Annual Report on Form 10-K (“Note 11 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for a more complete description of the agreements with PBFX that were entered into prior to 2021. No new material agreements or amendments were entered into during the six months ended June 30, 2021.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$2.1	$4.3	$4.3
Omnibus Agreement	1.9	1.9	3.7	3.9
Total expenses under affiliate agreements	75.1	72.4	151.0	147.9
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $110.6 million as of June 30, 2021 ($113.7 million as of December 31, 2020), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $148.7 million and $151.9 million at June 30, 2021 and December 31, 2020, respectively, of which $136.8 million and $140.5 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statement of Operations. The value of the Martinez Contingent Consideration was estimated to be $24.3 million as of June 30, 2021 and zero as of December 31, 2020, representing anticipated future earn-out payments, if any.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lease Position as of June 30, 2021 and December 31, 2020
The table below provides the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for the periods presented:

(in millions)	Classification on the Balance Sheet	June 30, 2021	December 31, 2020
Assets
Operating lease assets - third party	Lease right of use assets - third party	$668.4	$836.3
Operating lease assets - affiliate	Lease right of use assets - affiliate	529.4	571.0
Finance lease assets	Lease right of use assets - third party	72.6	80.4
Total lease right of use assets		$1,270.4	$1,487.7

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$66.1	$78.3
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	88.1	85.6
Finance lease liabilities - third party	Accrued expenses	11.9	14.4
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	600.4	755.9
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	441.3	485.4
Finance lease liabilities - third party	Long-term financing lease liabilities - third-party	63.7	68.3
Total lease liabilities		$1,271.5	$1,487.9
Lease Costs
The table below provides certain information related to costs for the Company’s leases for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Costs (in millions)	2021	2020	2021	2020
Components of total lease costs:
Finance lease costs
Amortization of lease right of use assets	$3.9	$3.6	$7.8	$6.5
Interest on lease liabilities	1.1	1.1	2.2	2.0
Operating lease costs	76.1	74.2	151.2	134.7
Short-term lease costs	12.4	26.6	28.5	48.6
Variable lease costs	7.2	8.2	14.2	18.8
Total lease costs	$100.7	$113.7	$203.9	$210.6

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Information
The table below provides supplemental cash flow information related to leases for the periods presented (in millions):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$150.9	$135.2
Operating cash flows for finance leases	2.2	2.0
Financing cash flows for finance leases	7.1	5.7
Supplemental non-cash changes to lease liabilities from obtaining or remeasuring right of use assets	(127.9)	224.3
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of June 30, 2021:

Weighted average remaining lease term - operating leases	9.9 years
Weighted average remaining lease term - finance leases	6.8 years

Weighted average discount rate - operating leases	13.2%
Weighted average discount rate - finance leases	5.5%

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of June 30, 2021:

Amounts due within twelve months of June 30, (in millions)	Finance Leases	Operating Leases
2021	$15.7	$285.6
2022	12.8	268.1
2023	12.8	243.1
2024	12.3	224.0
2025	11.1	193.8
Thereafter	26.1	975.8
Total minimum lease payments	90.8	2,190.4
Less: effect of discounting	15.2	994.5
Present value of future minimum lease payments	75.6	1,195.9
Less: current obligations under leases	11.9	154.2
Long-term lease obligations	$63.7	$1,041.7
As of June 30, 2021, the Company has entered into certain leases that have not yet commenced. Such leases include a 15-year lease for water treatment equipment, with future lease payments estimated to total approximately $34.1 million. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.
In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The Company believes that the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third-party leases as described above. For the three and six months ended June 30, 2021, the Company incurred operating lease costs related to affiliate operating leases of $32.2 million and $64.5 million, respectively. For the three and six months ended June 30, 2020, the Company incurred operating lease costs related to affiliate operating leases of $32.2 million and $64.5 million, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. EMPLOYEE BENEFIT PLANS
Effective February 1, 2020, the Company amended the PBF Energy Pension Plan to, among other things, incorporate into the plan all employees who became employed at the Company’s Martinez, California location on February 1, 2020, in connection with the Martinez Acquisition. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$14.3	$15.1	$28.7	$28.9
Interest cost	1.4	1.7	2.7	3.5
Expected return on plan assets	(3.5)	(3.1)	(7.1)	(6.2)
Amortization of prior service cost and actuarial loss	—	—	—	0.1
Net periodic benefit cost	$12.2	$13.7	$24.3	$26.3

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$0.1	$0.2	$0.5	$0.5
Interest cost	—	0.1	0.1	0.2
Amortization of prior service cost and actuarial loss	0.2	0.2	0.4	0.3
Net periodic benefit cost	$0.3	$0.5	$1.0	$1.0

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. REVENUES
In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended June 30,
(in millions)	2021	2020
Gasoline and distillates	$5,990.6	$2,035.9
Asphalt and blackoils	298.4	164.1
Feedstocks and other	290.6	215.3
Chemicals	230.4	45.5
Lubricants	73.2	38.3
Total Revenues	$6,883.2	$2,499.1

	Six Months Ended June 30,
(in millions)	2021	2020
Gasoline and distillates	$10,220.7	$6,606.3
Asphalt and blackoils	513.8	371.1
Feedstocks and other	502.9	526.6
Chemicals	425.1	158.3
Lubricants	133.9	96.8
Total Revenues	$11,796.4	$7,759.1
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $26.3 million and $45.1 million as of June 30, 2021 and December 31, 2020, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
The reported income tax provision in the PBF Holding Condensed Consolidated Financial Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Current income tax expense (benefit)	$0.1	$—	$(1.1)	$—
Deferred income tax (benefit) expense	(4.4)	(4.4)	(13.8)	9.8
Total income tax (benefit) expense	$(4.3)	$(4.4)	$(14.9)	$9.8

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2021 and December 31, 2020.
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

	As of June 30, 2021
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$234.4	$—	$—	$234.4	N/A	$234.4
Commodity contracts	30.8	1.8	—	32.6	(32.6)	—
Derivatives included with inventory intermediation agreement obligations	—	(30.9)	—	(30.9)	—	(30.9)
Liabilities:
Commodity contracts	46.5	—	—	46.5	(32.6)	13.9
Catalyst obligations	—	106.6	—	106.6	—	106.6
Renewable energy credit and emissions obligations	—	1,114.2	—	1,114.2	—	1,114.2
Contingent consideration obligation	—	—	24.3	24.3	—	24.3

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2020
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$402.3	$—	$—	$402.3	N/A	$402.3
Commodity contracts	2.5	3.5	—	6.0	(6.0)	—
Derivatives included with inventory intermediation agreement obligations	—	11.3	—	11.3	—	11.3
Liabilities:
Commodity contracts	2.3	6.7	—	9.0	(6.0)	3.0
Catalyst obligations	—	102.5	—	102.5	—	102.5
Renewable energy credit and emissions obligations	—	528.1	—	528.1	—	528.1
Contingent consideration obligation	—	—	—	—	—	—

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
•Renewable energy credit and emissions obligations primarily represent our liability for the purchase of (i) biofuel credits (primarily RINs in the U.S.) needed to satisfy our obligation to blend biofuels into the products we produce and (ii) emission credits under the AB 32 and similar programs (collectively, the cap-and-trade systems). To the degree we are unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, we must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, we must purchase emission credits to comply with these systems. The liability for environmental credits is based on our deficit for such credits as of the balance sheet date, if any, after considering any credits acquired or under contract, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.
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
•The contingent consideration obligation at June 30, 2021 and December 31, 2020 are categorized in Level 3 of the fair value hierarchy and are estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2021 and December 31, 2020, $20.9 million and $21.2 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$29.5	$24.3	$—	$—
Additions	—	—	—	77.3
Accretion on discounted liabilities	—	1.5	—	1.5
Settlements	—	0.4	—	0.4
Unrealized (gain) loss included in earnings	(5.2)	(13.8)	24.3	(66.8)
Balance at end of period	$24.3	$12.4	$24.3	$12.4
There were no transfers between levels during the three and six months ended June 30, 2021 or the three and six months ended June 30, 2020.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,250.0	$1,259.9	$1,250.0	$1,232.9
2028 Senior Notes (a)	1,000.0	672.8	1,000.0	562.5
2025 Senior Notes (a)	725.0	549.8	725.0	475.3
Revolving Credit Facility (b)	900.0	900.0	900.0	900.0
PBF Rail Term Loan (b)	3.7	3.7	7.4	7.4
Catalyst financing arrangements (c)	106.6	106.6	102.5	102.5
	3,985.3	3,492.8	3,984.9	3,280.6
Less - Current debt	(3.7)	(3.7)	(7.4)	(7.4)
Unamortized premium	0.6	n/a	0.6	n/a
Less - Unamortized deferred financing costs	(39.5)	n/a	(45.3)	n/a
Long-term debt	$3,942.7	$3,489.1	$3,932.8	$3,273.2

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
As of June 30, 2021 and December 31, 2020, there were no barrels of crude oil and feedstocks outstanding under these derivative instruments designated as fair value hedges. As of June 30, 2021, there were 2,351,182 barrels of intermediates and refined products (2,604,736 barrels at December 31, 2020) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2021, there were 21,349,000 barrels of crude oil and 6,414,000 barrels of refined products (7,183,000 and 2,810,000, respectively, as of December 31, 2020), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of June 30, 2021 and December 31, 2020, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
June 30, 2021:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(30.9)
December 31, 2020:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$11.3

Derivatives not designated as hedging instruments:
June 30, 2021:
Commodity contracts	Accounts receivable	$(13.9)
December 31, 2020:
Commodity contracts	Accounts receivable	$(3.0)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended June 30, 2021:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(34.2)
For the three months ended June 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(42.2)
For the six months ended June 30, 2021:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(42.2)
For the six months ended June 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$25.7

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2021:
Commodity contracts	Cost of products and other	$(19.7)
For the three months ended June 30, 2020:
Commodity contracts	Cost of products and other	$(13.2)
For the six months ended June 30, 2021:
Commodity contracts	Cost of products and other	$(34.5)
For the six months ended June 30, 2020:
Commodity contracts	Cost of products and other	$65.0

Hedged items designated in fair value hedges:
For the three months ended June 30, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$34.2
For the three months ended June 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$42.2
For the six months ended June 30, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$42.2
For the six months ended June 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(25.7)

The Company had no ineffectiveness related to fair value hedges for the three and six months ended June 30, 2021 or the three and six months ended June 30, 2020.

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of June 30, 2021, we own and operate six domestic oil refineries and related assets. Based on the current configuration our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Our six oil refineries are aggregated into one reportable segment.
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
COVID-19
The outbreak of the COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity and financial markets. The COVID-19 pandemic and the related governmental and consumer responses resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces and has resulted in significantly lower global demand for refined petroleum and petrochemical products. We have seen the demand for these products starting to rebound as a result of the lifting or easing of governmental restrictions in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines. Despite these signs of improvements, the resulting economic consequences of the COVID-19 pandemic remains uncertain and will depend on the ongoing severity, location and duration of the outbreak, the effectiveness of the vaccine programs and other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.
We are actively responding to the impacts from these matters on our business. Starting in late March 2020, we reduced the amount of crude oil processed at our refineries in response to the decreased demand for our products and we temporarily idled various units at certain of our refineries to optimize our production in light of prevailing market conditions. We have been operating our refineries at reduced rates, while constantly monitoring and adjusting our production to correlate to increases in product demand. Throughput across our refineries was higher in the three months ended June 2021 in comparison to the three months ended June 2020, reflecting gradual improvement in market conditions. We expect near-term throughput to be in the 845,000 to 905,000 barrel per day range for our refining system. Despite the measures we have taken, we have been, and likely will continue to be, adversely impacted by the COVID-19 pandemic for the foreseeable future. We are unable to predict the ultimate outcome of the economic impact of the COVID-19 pandemic and can provide no assurance that measures taken to mitigate the impact of the COVID-19 pandemic will be effective.
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
Adoption of Rule 6-5
On July 21, 2021, the board of Bay Area Air Quality Management District (“BAAQMD”) voted to adopt Proposed Amended Rule (“PAR”) 6-5 requiring compliance with more stringent standards for particulate emissions from Fluid Catalytic Cracking (“FCC”) units at refineries in the Bay Area by 2026. The regulation, which impacts our Martinez refinery, does not require that any specific technology be utilized to meet the new standards. We have a previously approved capital project that will significantly lower the particulate emissions from Martinez's FCC and we have identified and will be evaluating potential process changes that could potentially reduce emissions further in advance of the compliance date. If these measures prove ineffective, the costs incurred by us to achieve the new emissions standards at our Martinez refinery within the required timeframe may be significant, and there can be no assurance that the measures we implement will achieve the required emissions reductions.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices. In 2021, as a result of the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines, the demand for refined petroleum products has started to recover, consequently improving our refining margins in comparison to the prior year. While our results for the three and six months ended June 30, 2021 continue to be impacted by lower demand for refined products, we have experienced gradual improvements when compared to the same period in 2020 and favorable impacts on our revenues, cost of products sold, operating income and liquidity. Although we currently continue to operate our refineries at reduced rates, throughput rates across our refining system have increased in the current year to correlate with the gradual increase in demand.
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
Revolving Credit Facility
During the six months ended June 30, 2020, we used advances under our asset-based revolving credit agreement (the “Revolving Credit Facility”) to fund a portion of the Martinez Acquisition (as defined below) and for other general corporate purposes. The outstanding borrowings under the Revolving Credit Facility as of both June 30, 2021 and December 31, 2020 were $900.0 million.

Martinez Acquisition
We acquired the Martinez refinery and related logistics assets from Equilon Enterprises LLC d/b/a Shell Oil Products US (“Shell”) on February 1, 2020 (the “Martinez Acquisition”) for an aggregate purchase price of $1,253.4 million, including final working capital of $216.1 million and the obligation to make certain post-closing earn-out payments to Shell based on certain earnings thresholds of the Martinez refinery for a period of up to four years (the “Martinez Contingent Consideration”). The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes, and borrowings under the Revolving Credit Facility.
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
Severance Costs
Following the onset of the COVID-19 pandemic, we implemented a number of cost reduction initiatives to strengthen our financial flexibility and rationalize overhead expenses, including workforce reduction. During the three months ended June 30, 2020, we reduced headcount across our refineries, which resulted in approximately $12.9 million of severance related costs included in General and administrative expenses.
Sale of Hydrogen Plants
On April 17, 2020, we closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, we entered into a transition services agreement, which was followed by the execution of long-term supply agreements in August 2020, through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products to the Martinez, Torrance and Delaware City refineries for a term of fifteen years.
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
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$2.1	$4.3	$4.3
Omnibus Agreement	1.9	1.9	3.7	3.9
Total expenses under affiliate agreements	75.1	72.4	151.0	147.9

Results of Operations
The following tables reflect our financial and operating highlights for the three and six months ended June 30, 2021 and 2020 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$6,883.2	$2,499.1	$11,796.4	$7,759.1
Cost and expenses:
Cost of products and other	6,171.9	1,820.8	10,434.9	7,854.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	462.3	423.7	922.5	931.2
Depreciation and amortization expense	102.3	111.1	207.0	216.5
Cost of sales	6,736.5	2,355.6	11,564.4	9,001.9
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	47.9	53.3	90.8	131.5
Depreciation and amortization expense	3.3	2.8	6.7	5.7
Change in fair value of contingent consideration	(5.2)	(12.4)	24.3	(65.4)
Gain on sale of assets	—	(471.1)	(0.6)	(471.1)
Total cost and expenses	6,782.5	1,928.2	11,685.6	8,602.6

Income (loss) from operations	100.7	570.9	110.8	(843.5)

Other income (expense):
Interest expense, net	(69.9)	(52.8)	(139.5)	(89.3)
Change in fair value of catalyst obligations	5.8	(5.1)	(4.2)	6.6
Debt extinguishment costs	—	—	—	(22.2)
Other non-service components of net periodic benefit cost	1.9	1.1	3.9	2.1
Income (loss) before income taxes	38.5	514.1	(29.0)	(946.3)
Income tax (benefit) expense	(4.3)	(4.4)	(14.9)	9.8
Net income (loss)	42.8	518.5	(14.1)	(956.1)
Less: net income attributable to noncontrolling interests	2.2	—	2.4	—
Net income (loss) attributable to PBF Holding Company LLC	$40.6	$518.5	$(16.5)	$(956.1)

Consolidated gross margin	$146.7	$143.5	$232.0	$(1,242.8)
Gross refining margin (1)	$711.3	$678.3	$1,361.5	$(95.1)
_____________________

(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Key Operating Information
Production (bpd in thousands)	894.5	676.0	824.6	770.1
Crude oil and feedstocks throughput (bpd in thousands)	874.2	675.1	810.4	764.0
Total crude oil and feedstocks throughput (millions of barrels)	79.6	61.4	146.7	139.0
Consolidated gross margin per barrel of throughput	$1.84	$2.34	$1.59	$(8.94)
Gross refining margin, excluding special items, per barrel of throughput (1)	$5.62	$1.54	$4.72	$4.36
Refinery operating expense, per barrel of throughput	$5.81	$6.90	$6.29	$6.70

Crude and feedstocks (% of total throughput) (2)
Heavy	36%	44%	36%	44%
Medium	25%	31%	28%	26%
Light	23%	13%	21%	17%
Other feedstocks and blends	16%	12%	15%	13%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	54%	46%	54%	48%
Distillates and distillate blendstocks	29%	32%	30%	32%
Lubes	1%	1%	1%	1%
Chemicals	2%	1%	2%	1%
Other	16%	20%	15%	19%
Total yield	102%	100%	102%	101%
_____________________
(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars per barrel, except as noted)
Dated Brent crude oil	$68.87	$29.57	$65.08	$39.55
West Texas Intermediate (WTI) crude oil	$66.19	$27.96	$62.22	$36.69
Light Louisiana Sweet (LLS) crude oil	$68.05	$30.19	$64.22	$38.93
Alaska North Slope (ANS) crude oil	$68.58	$30.28	$64.89	$40.59
Crack Spreads
Dated Brent (NYH) 2-1-1	$17.40	$9.66	$14.77	$9.81
WTI (Chicago) 4-3-1	$18.84	$5.25	$15.26	$6.30
LLS (Gulf Coast) 2-1-1	$15.87	$6.49	$13.99	$8.44
ANS (West Coast-LA) 4-3-1	$21.28	$9.18	$18.56	$11.26
ANS (West Coast-SF) 3-2-1	$21.21	$8.76	$17.13	$9.20
Crude Oil Differentials
Dated Brent (foreign) less WTI	$2.68	$1.61	$2.86	$2.86
Dated Brent less Maya (heavy, sour)	$4.72	$5.34	$5.25	$7.01
Dated Brent less WTS (sour)	$2.41	$1.42	$2.34	$3.04
Dated Brent less ASCI (sour)	$3.13	$0.35	$2.95	$2.30
WTI less WCS (heavy, sour)	$13.09	$5.77	$12.61	$11.21
WTI less Bakken (light, sweet)	$0.23	$3.03	$0.35	$3.25
WTI less Syncrude (light, sweet)	$1.24	$1.22	$1.17	$1.37
WTI less LLS (light, sweet)	$(1.86)	$(2.23)	$(2.00)	$(2.24)
WTI less ANS (light, sweet)	$(2.39)	$(2.32)	$(2.67)	$(3.90)
Natural gas (dollars per MMBTU)	$2.98	$1.75	$2.85	$1.81

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Overview— Net income was $42.8 million for the three months ended June 30, 2021 compared to net income of $518.5 million for the three months ended June 30, 2020.
Our results for the three months ended June 30, 2021 were positively impacted by special items consisting of a non-cash lower of cost or market (“LCM”) inventory adjustment of approximately $264.0 million and a change in fair value of the Martinez Contingent Consideration of $5.2 million. Our results for the three months ended June 30, 2020 were positively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $584.2 million, the change in the fair value of the contingent consideration related to the Martinez Acquisition of $12.4 million and a gain on the sale of hydrogen plants of $471.1 million. These favorable impacts were offset by severance costs related to a reduction in our workforce of $12.9 million.
Excluding the impact of these special items, our results continue to be negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. However, when comparing our results to the three months ended June 30, 2020, demand for our products has started to recover, evidenced by overall higher throughput volumes and barrels sold at the majority of our refineries, as well as higher refining margins in comparison to the prior year.

Revenues— Revenues totaled $6.9 billion for the three months ended June 30, 2021 compared to $2.5 billion for the three months ended June 30, 2020, an increase of approximately $4.4 billion, or 176.0%. Revenues per barrel were $78.29 and $35.53 for the three months ended June 30, 2021 and 2020, respectively, an increase of 120.3% directly related to higher hydrocarbon commodity prices. For the three months ended June 30, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 250,000 bpd, 150,400 bpd, 174,600 bpd and 299,200 bpd, respectively. For the three months ended June 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 242,300 bpd, 76,900 bpd, 132,300 bpd and 223,600 bpd, respectively. For the three months ended June 30, 2021, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 286,700 bpd, 149,300 bpd, 191,300 bpd and 338,800 bpd, respectively. For the three months ended June 30, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 277,900 bpd, 91,900 bpd, 156,200 bpd and 246,900 bpd, respectively.
The throughput rates at our refineries were higher in the three months ended June 30, 2021 compared to the same period in 2020. We operated our refineries at reduced rates beginning in March 2020, and, based on current market conditions, we have adjusted throughput rates across our entire refining system to correlate with the gradual increases in demand during the three months ended June 30, 2021, while still running below historic levels. We plan on continuing to operate our refineries at lower utilization levels until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $146.7 million for the three months ended June 30, 2021 compared to $143.5 million for the three months ended June 30, 2020, an increase of approximately $3.2 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $711.3 million, or $8.94 per barrel of throughput for the three months ended June 30, 2021 compared to $678.3 million, or $11.05 per barrel of throughput for the three months ended June 30, 2020, an increase of approximately $33.0 million. Gross refining margin excluding special items totaled $447.3 million or $5.62 per barrel of throughput for the three months ended June 30, 2021 compared to $94.1 million or $1.54 per barrel of throughput for the three months ended June 30, 2020, an increase of $353.2 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $264.0 million on a net basis, resulting from the increase in crude oil and refined product prices at the end of the second quarter of 2021 in comparison to the prices at the end of the first quarter of 2021. Gross refining margin excluding the impact of special items increased due to favorable movements in certain crude differentials and an overall increase in throughput rates and refining margins. For the three months ended June 30, 2020, special items impacting our margin calculations included a non-cash LCM inventory benefit of approximately $584.2 million on a net basis, resulting from an increase in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $297.6 million for three months ended June 30, 2021 in comparison to $60.0 million for three months ended months ended June 30, 2020.
Overall average industry margins were higher during the three months ended June 30, 2021 in comparison to the same period in 2020, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices. During the three months ended June 30, 2021, we started to experience an increase in demand for our products in connection with the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $17.40 per barrel, or 80.1% higher, in the three months ended June 30, 2021, as compared to $9.66 per barrel in the same period in 2020. Our margins were negatively impacted from our refinery specific slate on the East Coast by weakened Dated Brent/Maya and WTI/Bakken differentials, which decreased by $0.62 per barrel and $2.80 per barrel, respectively, in comparison to the same period in 2020. The WTI/WCS differential increased to $13.09 per barrel in the three months ended June 30, 2021 compared to $5.77 in the same period in 2020, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $18.84 per barrel, or 258.9% higher, in the three months ended June 30, 2021 as compared to $5.25 per barrel in the same period in 2020. Additionally, the WTI/Syncrude differential averaged a discount of $1.24 per barrel during the three months ended June 30, 2021 as compared to a discount of $1.22 per barrel in the same period of 2020. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged $0.23 per barrel in the three months ended June 30, 2021, as compared to $3.03 per barrel in the same period in 2020.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $15.87 per barrel, or 144.5% higher, in the three months ended June 30, 2021 as compared to $6.49 per barrel in the same period in 2020. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $1.86 per barrel during the three months ended June 30, 2021 as compared to a premium of $2.23 per barrel in the same period of 2020.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $21.28 per barrel, or 131.8% higher, in the three months ended June 30, 2021 as compared to $9.18 per barrel in the same period in 2020. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $21.21 per barrel, or 142.12% higher, in the three months ended June 30, 2021 as compared to $8.76 per barrel in the same period in 2020. Our margins on the West Coast were negatively impacted from our refinery specific slate by weakened WTI/ANS differential, which averaged a premium of $2.39 per barrel during the three months ended June 30, 2021 as compared to a premium of $2.32 per barrel in the same period of 2020.
Operating Expenses— Operating expenses totaled $462.3 million, or $5.81 per barrel of throughput, for the three months ended June 30, 2021 compared to $423.7 million, or $6.90 per barrel of throughput, for the three months ended June 30, 2020, an increase of $38.6 million, or 9.1%. Increases in operating expenses were mainly attributable to higher energy costs as a result of increases in both natural gas volumes and prices across our refineries when compared to the same period in 2020. These increases were partially offset by reductions in discretionary activities and third-party services.
General and Administrative Expenses— General and administrative expenses totaled $47.9 million for the three months ended June 30, 2021 compared to $53.3 million for the three months ended June 30, 2020, a decrease of approximately $5.4 million or 10.1%. The decrease in general and administrative expenses for the three months ended June 30, 2021 in comparison to the three months ended June 30, 2020 is primarily related to reductions in outside service costs and lower salaries wages and benefits. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— There was no gain or loss on sale of assets for the three months ended June 30, 2021. There was a gain of $471.1 million for the three months ended June 30, 2020 related to the sale of five hydrogen plants.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $105.6 million for the three months ended June 30, 2021 (including $102.3 million recorded within Cost of sales) compared to $113.9 million for the three months ended June 30, 2020 (including $111.1 million recorded within Cost of sales), a decrease of $8.3 million. The decrease was a result of reduced depreciation and amortization expense associated with certain units idled as a result of the East Coast Refining Reconfiguration.

Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a gain of $5.2 million for the three months ended June 30, 2021 in comparison to a gain of $12.4 million for the three months ended June 30, 2020. These gains relate to changes in estimated fair value of the Martinez Contingent Consideration associated with the acquisition related earn-out obligations.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $5.8 million for the three months ended June 30, 2021 compared to a loss of $5.1 million for the three months ended June 30, 2020. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Interest Expense, net— Interest expense totaled $69.9 million for the three months ended June 30, 2021 compared to $52.8 million for the three months ended June 30, 2020, an increase of approximately $17.1 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended June 30, 2021 and June 30, 2020, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette refinery in the fourth quarter of 2015 and PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $4.3 million was recorded for the three months ended June 30, 2021 in comparison to an income tax benefit of $4.4 million recorded for the three months ended June 30, 2020, primarily attributable to the results of PBF Ltd.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Overview— Net loss was $14.1 million for the six months ended June 30, 2021 compared to net loss of $956.1 million for the six months ended June 30, 2020.
Our results for the six months ended June 30, 2021 were positively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $669.6 million and were offset by a change in fair value of the Martinez Contingent Consideration of $24.3 million. Our results for the six months ended June 30, 2020 were negatively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $701.4 million, debt extinguishment costs associated with the early redemption of our 2023 Senior Notes of $22.2 million and severance costs related to reductions in workforce of $12.9 million. These unfavorable impacts were partially offset by the gain on the sale of hydrogen plants of $471.1 million and the change in the fair value of the Martinez Contingent Consideration of $65.4 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.

Excluding the impact of these special items, our results continue to be negatively impacted by the ongoing COVID-19 pandemic which has caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which have negatively impacted our revenues, cost of products sold and operating income. However, when comparing our results to the six months ended June 30, 2020, demand for our products has started to recover, evidenced by higher throughput volumes and barrels sold at the majority of our refineries, as well as overall higher refining margins, despite weakening margins on the East and Gulf coasts. Additionally, our results for the six months ended June 30, 2021 were positively impacted by lower general and administrative expenses when compared to the same period in 2020. During the six months ended June 30, 2020 we were negatively impacted by higher general and administrative expenses associated with severance charges and integration costs associated with the Martinez Acquisition and increased depreciation and amortization expense associated with the Martinez Acquisition and our continued investment in our refining assets.
Revenues— Revenues totaled $11.8 billion for the six months ended June 30, 2021 compared to $7.8 billion for the six months ended June 30, 2020, an increase of approximately $4.0 billion, or 51.3%. Revenues per barrel were $73.31 and $48.04 for the six months ended June 30, 2021 and 2020, respectively, an increase of 52.6% directly related to higher hydrocarbon commodity prices. For the six months ended June 30, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 246,400 bpd, 133,900 bpd, 164,400 bpd and 265,700 bpd, respectively. For the six months ended June 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 285,800 bpd, 83,500 bpd, 153,400 bpd and 241,300 bpd, respectively. For the six months ended June 30, 2021, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 278,800 bpd, 139,700 bpd, 172,700 bpd and 297,800 bpd, respectively. For the six months ended June 30, 2020, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 321,600 bpd, 111,600 bpd, 185,000 bpd and 269,200 bpd, respectively.
The throughput rates at the majority of our refineries were higher in the six months ended June 30, 2021 compared to the same period in 2020, slightly offset by lower rates in the East Coast as a result of the East Coast Refining Reconfiguration. We operated our refineries at reduced rates beginning in March 2020, and, based on current market conditions, we have adjusted throughput rates across our entire refining system to correlate with the gradual increases in demand experienced during the six months ended June 30, 2021, while still running below historic levels. We plan on continuing to operate our refineries at lower utilization levels until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $232.0 million for the six months ended June 30, 2021, compared to $(1,242.8) million for the six months ended June 30, 2020, an increase of approximately $1,474.8 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,361.5 million, or $9.29 per barrel of throughput for the six months ended June 30, 2021 compared to $(95.1) million, or $(0.68) per barrel of throughput for the six months ended June 30, 2020, an increase of approximately $1,456.6 million. Gross refining margin excluding special items totaled $691.9 million or $4.72 per barrel of throughput for the six months ended June 30, 2021 compared to $606.3 million or $4.36 per barrel of throughput for the six months ended June 30, 2020, an increase of $85.6 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $669.6 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended December 31, 2020 to the end of the second quarter of 2021. Gross refining margin excluding the impact of special items increased due to favorable movements in certain crude differentials, and an overall increase in throughput rates and refining margins. For the six months ended June 30, 2020, special items impacting our margin calculations included a non-cash LCM inventory charge of approximately $701.4 million on a net basis, resulting from a decrease in crude oil and refined product prices.

Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $580.7 million for the six months ended June 30, 2021 in comparison to $96.8 million for the six months ended June 30, 2020.
Average industry margins were mostly favorable during the six months ended June 30, 2021 in comparison to the same period in 2020, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices. During the six months ended June 30, 2021, we started to experience an increase in demand for our products in connection with the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $14.77 per barrel, or 50.6% higher, in the six months ended June 30, 2021, as compared to $9.81 per barrel in the same period in 2020. Our margins were negatively impacted from our refinery specific slate on the East Coast by weakened Dated Brent/Maya and WTI/Bakken differentials, which decreased by $1.76 per barrel and $2.90 per barrel, respectively, in comparison to the same period in 2020. The WTI/WCS differential increased to $12.61 per barrel in 2021 compared to $11.21 in 2020, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $15.26 per barrel, or 142.2% higher, in the six months ended June 30, 2021 as compared to $6.30 per barrel in the same period in 2020. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged $0.35 per barrel in the six months ended June 30, 2021, as compared to $3.25 per barrel in the same period in 2020. Additionally, the WTI/Syncrude differential averaged $1.17 per barrel during the six months ended June 30, 2021 as compared to $1.37 per barrel in the same period of 2020.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $13.99 per barrel, or 65.8% higher, in the six months ended June 30, 2021 as compared to $8.44 per barrel in the same period in 2020. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $2.00 per barrel during the six months ended June 30, 2021 as compared to a premium of $2.24 per barrel in the same period of 2020.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $18.56 per barrel, or 64.8% higher, in the six months ended June 30, 2021 as compared to $11.26 per barrel in the same period in 2020. Additionally (West Coast) 3-2-1 industry crack spread was $17.13 per barrel, or 86.2% higher, in the six months ended June 30, 2021 as compared to $9.20 per barrel in the same period in 2020. Our margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.67 per barrel during the six months ended June 30, 2021 as compared to a premium of $3.90 per barrel in the same period of 2020.
Operating Expenses— Operating expenses totaled $922.5 million, or $6.29 per barrel of throughput, for the six months ended June 30, 2021 compared to $931.2 million, or $6.70 per barrel of throughput, for the six months ended June 30, 2020, a decrease of approximately $8.7 million, or 0.9%. Decreases in operating expenses were mainly attributable to cost reductions associated with the East Coast Refining Reconfiguration (East Coast operating expenses decreased by $36.8 million when compared to the same period in 2020) as well as reductions in discretionary activities and third-party services, which are in line with our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19. These decreases were partially offset by increases in natural gas volumes and prices across our refineries when compared to the same period in 2020.

General and Administrative Expenses— General and administrative expenses totaled $90.8 million for the six months ended June 30, 2021 compared to $131.5 million for the six months ended June 30, 2020, a decrease of approximately $40.7 million or 31.0%. The decrease in general and administrative expenses for the six months ended June 30, 2021 in comparison to the six months ended June 30, 2020 primarily related to reductions in outside service costs and lower salaries, wages and benefits. Additionally, general and administrative expenses for the six months ended June 30, 2020 included headcount reduction severance costs across the refineries as well as integration costs pertaining to the Martinez Acquisition. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— There was a gain of $0.6 million for the six months ended June 30, 2021 related primarily to the sale of non-operating refinery assets. There was a gain of $471.1 million for the six months ended June 30, 2020 related to the sale of five hydrogen plants.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $213.7 million for the six months ended June 30, 2021 (including $207.0 million recorded within Cost of sales) compared to $222.2 million for the six months ended June 30, 2020 (including $216.5 million recorded within Cost of sales), a decrease of approximately $8.5 million. The decrease was a result of reduced depreciation and amortization expense associated with certain units idled as a result of the East Coast Refining Reconfiguration.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $24.3 million for the six months ended June 30, 2021 in comparison to a gain of $65.4 million for the six months ended June 30, 2020. These losses and gains were related to the changes in estimated fair value of the Martinez Contingent Consideration associated with the acquisition related earn-out obligations.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $4.2 million for the six months ended June 30, 2021 compared to a gain of $6.6 million for the six months ended June 30, 2020. These losses and gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Debt Extinguishment Costs— We incurred debt extinguishment costs of $22.2 million in the six months ended June 30, 2020 related to the early redemption of our 2023 Senior Notes. There were no such costs in the six months ended June 30, 2021.
Interest Expense, net— Interest expense totaled $139.5 million for the six months ended June 30, 2021 compared to $89.3 million for the six months ended June 30, 2020, an increase of approximately $50.2 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the six months ended June 30, 2021 and June 30, 2020, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of the Chalmette refinery in the fourth quarter of 2015 and PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $14.9 million was recorded for the six months ended June 30, 2021 in comparison to an income tax expense of $9.8 million recorded for the six months ended June 30, 2020, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, debt extinguishment costs, changes in fair value of contingent consideration, gain on sale of hydrogen plants and severance costs related to reduction in workforce. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended June 30,
	2021		2020
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$6,883.2	$86.52	$2,499.1	$40.68
Less: Cost of sales	6,736.5	84.68	2,355.6	38.34
Consolidated gross margin	$146.7	$1.84	$143.5	$2.34
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$146.7	$1.84	$143.5	$2.34
Add: Refinery operating expense	462.3	5.81	423.7	6.90
Add: Refinery depreciation expense	102.3	1.29	111.1	1.81
Gross refining margin	$711.3	$8.94	$678.3	$11.05
Special items:(1)
Add: Non-cash LCM inventory adjustment	(264.0)	(3.32)	(584.2)	(9.51)
Gross refining margin excluding special items	$447.3	$5.62	$94.1	$1.54

	Six Months Ended June 30,
	2021		2020
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$11,796.4	$80.44	$7,759.1	$55.80
Less: Cost of sales	11,564.4	78.85	9,001.9	64.74
Consolidated gross margin	$232.0	$1.59	$(1,242.8)	$(8.94)
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$232.0	$1.59	$(1,242.8)	$(8.94)
Add: Refinery operating expense	922.5	6.29	931.2	6.70
Add: Refinery depreciation expense	207.0	1.41	216.5	1.56
Gross refining margin	$1,361.5	$9.29	$(95.1)	$(0.68)
Special items:(1)
Add: Non-cash LCM inventory adjustment	(669.6)	(4.57)	701.4	5.04
Gross refining margin excluding special items	$691.9	$4.72	$606.3	$4.36

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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$42.8	$518.5	$(14.1)	$(956.1)
Add: Depreciation and amortization expense	105.6	113.9	213.7	222.2
Add: Interest expense, net	69.9	52.8	139.5	89.3
Add: Income tax (benefit) expense	(4.3)	(4.4)	(14.9)	9.8
EBITDA	$214.0	$680.8	$324.2	$(634.8)
Special Items:(1)
Add: Non-cash LCM inventory adjustment	(264.0)	(584.2)	(669.6)	701.4
Add: Change in fair value of contingent consideration	(5.2)	(12.4)	24.3	(65.4)
Add: Gain on sale of hydrogen plants	—	(471.1)	—	(471.1)
Add: Severance costs	—	12.9	—	12.9
Add: Debt extinguishment costs	—	—	—	22.2
EBITDA excluding special items	$(55.2)	$(374.0)	$(321.1)	$(434.8)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$214.0	$680.8	$324.2	$(634.8)
Add: Stock-based compensation	7.6	8.1	14.0	16.4
Add: Change in fair value of catalyst obligations	(5.8)	5.1	4.2	(6.6)
Add: Non-cash LCM inventory adjustment (1)	(264.0)	(584.2)	(669.6)	701.4
Add: Change in fair value of contingent consideration (1)	(5.2)	(12.4)	24.3	(65.4)
Add: Gain on sale of hydrogen plants (1)	—	(471.1)	—	(471.1)
Add: Severance costs (1)	—	12.9	—	12.9
Add: Debt extinguishment costs (1)	—	—	—	22.2
Adjusted EBITDA	$(53.4)	$(360.8)	$(302.9)	$(425.0)
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
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2021	2020
January 1,	$669.6	$401.6
March 31,	264.0	1,687.2
June 30,	—	1,103.0

    The following table includes the corresponding impact of changes in the LCM inventory reserve on both income (loss) from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Net LCM inventory adjustment benefit (charge) in both income (loss) from operations and net income (loss)	$264.0	$584.2	$669.6	$(701.4)

Change in Fair Value of Contingent Consideration - During the three months ended June 30, 2021, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $5.2 million. During the six months ended June 30, 2021, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration which decreased income from operations and net income by $24.3 million. During the three months ended June 30, 2020 we recorded a change in the fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $12.4 million, respectively. During the six months ended June 30, 2020, we recorded a change in the fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $65.4 million.
Gain on Sale of Hydrogen Plants - During the three and six months ended June 30, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million There was no such gain during the three or six months ended June 30, 2021.

Severance Costs - During the three and six months ended June 30, 2020, we recorded a severance charge related to a reduction in our workforce that decreased income from operations and net income by $12.9 million. There were no such costs during the three or six months ended June 30, 2021.
Debt Extinguishment Costs - During the six months ended June 30, 2020, we recorded debt extinguishment costs of $22.2 million related to the redemption of the 2023 Senior Notes. There were no such costs in the three or six months ended June 30, 2021.
Liquidity and Capital Resources
Overview
Typically our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our Revolving Credit Facility, as described below; however, due to the COVID-19 pandemic and the related governmental and consumer responses, our business and results of operations are being negatively impacted. The worldwide economic slowdown and governmental responses, including travel restrictions and stay-at-home orders, have resulted in a significant decrease in the demand for and market prices of our products. In the current year, demand for refined petroleum products has started to recover following the lifting or easing of these restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines. We continue to be focused on assessing and adapting to the challenging operating environment and evaluating our strategic measures to preserve liquidity and strengthen our balance sheet. Our response to the current economic environment and its impact on our liquidity is more fully described in the “Liquidity” section below.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $23.1 million for the six months ended June 30, 2021 compared to net cash used in operating activities of $707.9 million for the six months ended June 30, 2020. Our operating cash flows for the six months ended June 30, 2021 include our net loss of $14.1 million, a non-cash charge of $669.6 million relating to an LCM inventory adjustment, deferred income taxes of $13.8 million and gain on sale of assets of $0.6 million, partially offset by depreciation and amortization of $221.3 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $42.2 million, pension and other post-retirement benefits costs of $25.3 million, change in the fair value of the contingent consideration associated with the Martinez Acquisition of $24.3 million, stock-based compensation of $14.0 million, and change in the fair value of our catalyst obligations of $4.2 million. In addition, net change in operating assets and liabilities reflects cash proceeds of $343.7 million primarily driven by our accrued expense increase in renewable energy credit and emissions obligations as a result of our increase in the unfunded RINs obligation as of June 30, 2021, timing of inventory purchases, payments for other accrued expenses and accounts payable and collections of accounts receivable. Our operating cash flows for the six months ended June 30, 2020 included our net loss of $956.1 million, gain on sale of assets mainly related to the sale of the hydrogen plants of $471.1 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $25.7 million, change in the fair value of the contingent consideration associated with the Martinez Acquisition of $65.4 million, and a change in the fair value of our catalyst obligations of $6.6 million, partially offset by depreciation and amortization of $229.4 million, a non-cash charge of $701.4 million relating to an LCM inventory adjustment, pension and other post-retirement benefits costs of $27.3 million, stock-based compensation of $16.4 million, deferred income taxes of $9.8 million and debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million. In addition, net change in operating assets and liabilities reflects uses of cash of $189.5 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.

Cash Flows from Investing Activities
Net cash used in investing activities was $136.1 million for the six months ended June 30, 2021 compared to net cash used in investing activities of $925.8 million for the six months ended June 30, 2020. The net cash flows used in investing activities for the six months ended June 30, 2021 was comprised of cash outflows of capital expenditures totaling $81.1 million, expenditures for refinery turnarounds of $38.5 million, and expenditures for other assets of $16.5 million. Net cash used in investing activities for the six months ended June 30, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $112.6 million, expenditures for refinery turnarounds of $159.2 million, and expenditures for other assets of $7.2 million, partially offset by proceeds from sale of assets of $529.4 million
Cash Flows from Financing Activities
Net cash provided by financing activities was $33.8 million for the six months ended June 30, 2021 compared to net cash provided by financing activities of $2,073.7 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, net cash provided by financing activities consisted primarily of proceeds from insurance premium financing of $28.0 million, proceeds from contributions from PBF LLC of $18.9 million, and deferred financing costs and other of $0.4 million, partially offset by payments on finance leases of $7.1 million, principal amortization payments of the PBF Rail Term Loan of $3.7 million, and distributions to members of $2.7 million. For the six months ended June 30, 2020, net cash provided by financing activities consisted primarily of cash proceeds of $984.8 million from the issuance of the 2025 Senior Secured Notes net of related issuance costs, cash proceeds of $469.9 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, proceeds from contributions from PBF LLC of $24.4 million, net borrowings under our Revolving Credit Facility of $600.0 million and proceeds from insurance premium financing of $33.8 million, partially offset by distributions to members of $21.1 million, net settlements of precious metal catalyst obligations of $8.8 million, principal amortization payments of the PBF Rail Term Loan of $3.6 million, and payments on finance leases of $5.7 million.
Debt and Credit Facility
Revolving Credit Facility
The Revolving Credit Facility has a maximum commitment available to us of $3.4 billion and matures in May 2023. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted London Interbank Offered Rate (“LIBOR”) plus the Applicable Margin, all as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”). In addition, an accordion feature allows for commitments of up to $3.5 billion.
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
We are in compliance as of June 30, 2021 with all covenants, including financial covenants, in all of our debt agreements.
Liquidity
As of June 30, 2021, our operational liquidity was more than $2.6 billion, which consists of $1.4 billion of cash, and more than $1.2 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact it has caused to our liquidity, we executed a plan to strengthen our balance sheet and increase our flexibility and responsiveness by incorporating certain adjustments to our operations and cost saving measures. We remain committed to our plan in the current year with notable events highlighted below:
•On June 17, 2021, the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and Delaware City Refining Company LLC (“DCR”) was extended to August 31, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022;
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
We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. We continue to adjust our operational plans to the evolving market conditions and continue to target and execute the expense reduction measures.

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
We may incur additional indebtedness in the future, including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the six months ended June 30, 2021, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we make new investments or incur new liens.
Working Capital
Our working capital at June 30, 2021 was $1,348.2 million, consisting of $5,227.8 million in total current assets and $3,879.6 million in total current liabilities. Our working capital at December 31, 2020 was $1,265.4 million, consisting of $3,819.1 million in total current assets and $2,553.7 million in total current liabilities.
Capital Spending
Capital spending was $136.1 million for the six months ended June 30, 2021, which primarily included costs associated with safety related enhancements and facility improvements at our refineries. Due to current challenging market conditions, we have taken strategic steps to increase our flexibility and responsiveness, including the near-term reduction of planned capital expenditures. We currently expect to spend an aggregate of approximately $400.0 million to $450.0 million in net refining capital expenditures during 2021 for facility improvements, maintenance and turnarounds with the intention of satisfying all required safety, environmental and regulatory capital commitments.

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
We have entered into various five-year crude supply agreements with Shell for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have entered into certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms up to 15 years.
Inventory Intermediation Agreements
We entered into Inventory Intermediation Agreements with J. Aron, to support the operations of the East Coast Refining System. On June 17, 2021, the Inventory Intermediation Agreement by and among J. Aron, PBF Holding and DCR was extended to August 31, 2021, which term may be further extended by mutual consent of the parties to June 30, 2022. The Inventory Intermediation Agreement by and among J. Aron, PBF Holding and Paulsboro Refining Company LLC (“PRC”) expires on December 31, 2021, which term may be further extended by mutual consent of the parties to December 31, 2022. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Inventory Intermediation Agreements at that time. We intend to either extend or replace the Inventory Intermediation Agreements prior to their expirations.
At June 30, 2021, the LIFO value of the J. Aron Products included within Inventory in our Condensed Consolidated Balance Sheets was $300.6 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of June 30, 2021, other than outstanding letters of credit of approximately $401.7 million.

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
Supplemental Guarantor Financial Information
As of June 30, 2021, PBF Services Company, DCR, PBF Power Marketing LLC, PRC, Toledo Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Western Region LLC, Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC, PBF International Inc. and PBF Investments LLC (“PBF Investments”) are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2025 Senior Secured Notes, the 7.25% senior notes due 2025 (the “2025 Senior Notes”) and 2028 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated May 30, 2017 and January 24, 2020, among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americans, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and the indenture dated May 13, 2020, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. The 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	June 30, 2021	December 31, 2020
ASSETS
Current Assets (1)	$4,965.0	$3,559.0
Non-Current Assets	5,720.0	5,990.0
Due from non-guarantor subsidiaries	14,881.0	13,813.0

LIABILITIES AND EQUITY
Current liabilities (1)	$3,637.0	$2,350.0
Long-term liabilities	5,221.0	5,411.0
Due to non-guarantor subsidiaries	14,824.0	13,770.0

(1) Includes $5.5 million and $60.3 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of June 30, 2021. Includes $4.9 million and $53.2 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of December 31, 2020. Refer to “Note 7 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Statements of Operations (in millions)	2021	2020	2021	2020
Revenues	$6,802.2	$2,427.2	$11,691.0	$7,570.5
Cost of sales	6,082.0	2,123.8	10,387.0	8,295.6
Gross margin	720.2	303.4	1,304.0	(725.1)
Income (loss) from operations	673.6	729.0	1,181.4	(322.6)

Net income (loss)	594.2	652.0	995.8	(407.4)
Net income (loss) attributable to PBF Holding Company LLC	592.0	652.1	993.4	(407.4)

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$574.2	$137.0	$1,042.7	$556.5
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	22.9	3.3	32.8	7.7
Affiliate revenues related to transactions with PBFX (1)	4.0	4.0	8.0	8.2
Affiliate expenses related to transactions with PBFX (1)	75.1	72.4	151.0	147.9
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
The negative impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic, combined with uncertainty around future output levels of the world’s largest oil producers increased unpredictability in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination resulted in significant reduction in demand for our refined products and abnormal volatility in oil commodity prices. Demand for and market prices of most of our products started to recover following the lifting or easing of these restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of the COVID-19 vaccines at the beginning of 2021.
At June 30, 2021 and December 31, 2020, we had gross open commodity derivative contracts representing 27.8 million barrels and 10.0 million barrels, respectively, with an unrealized net loss of $13.9 million and $3.0 million, respectively. The open commodity derivative contracts as of June 30, 2021 expire at various times during 2021.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 31.3 million barrels and 28.2 million barrels at June 30, 2021 and December 31, 2020, respectively. The average cost of our hydrocarbon inventories was approximately $79.79 and $78.64 per barrel on a LIFO basis at June 30, 2021 and December 31, 2020, respectively. The December 31, 2020 results exclude the net impact of an LCM inventory adjustment of approximately $669.6 million, whereas at June 30, 2021, the replacement value of inventory exceeded the LIFO carrying value on a converted basis. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.

Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 75 million to 95 million MMBTUs of natural gas in total amongst our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $95.0 million.
Compliance Program Price Risk
We are exposed to market risks related to our obligation to buy and the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which includes RINs, required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by Environmental Protection Agency (“EPA”). To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of the market risk relating to our obligations on our results of operations and cash flows, we may elect to purchase RINs or other environmental credits at the times we deem the price of these instruments to be favorable.
In addition, we are exposed to risks associated with complying with federal and state legislative and regulatory measures to address greenhouse gas and other emissions. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, in September 2016, the state of California enacted AB 32, which further reduces greenhouse gas emissions targets to 40% below 1990 levels by 2030. Compliance with such emission standards may require the purchase of emission credits or similar instruments.
Certain of these compliance contracts or instruments qualify as derivative instruments. We generally elect the normal purchase normal sale exception under Financial Accounting Standards Board Accounting Standards Codification 815, Derivatives and Hedging, for such instruments, and therefore do not record these contracts at their fair value.
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At June 30, 2021, we had $900.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.4 million annually.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of June 30, 2021. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On September 11, 2020, DCR received two Citations and Notification of Penalties, with sub-parts, from the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”) related to a combustion incident occurring on March 11, 2020. The citation seeks to impose penalties in the amount of $401,923 related to alleged violations of the Occupation Safety and Health Act of 1970. An informal conference with OSHA on October 2, 2020 was unsuccessful in resolving the matter, and, as a result, DCR filed a Notice of Contest with OSHA contesting the citations in their entirety at the end of the informal conference. OSHA filed its Complaint on December 13, 2020, and DCR filed its response on January 4, 2021. OSHA and DCR participated in mandatory meditation on February 2, 2021, which was unsuccessful. On February 25, 2021, the Occupational Safety and Health Review Commission granted the parties’ Joint Motion for Additional Time for the Parties to Discuss Settlement. The Court has since granted multiple additional extensions. On May 27, 2021, the parties notified the court that settlement negotiations are continuing and have continued to provide updates on the settlement negotiations; if the settlement negotiations are unsuccessful, the matter will proceed to litigation.

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
Subsequent to the acquisition, further NOVs were issued by the SCAQMD, Cal/OSHA, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. Since EPA’s issuance of the preliminary findings in March 2017, we have been in substantive discussions to resolve the preliminary findings. Effective January 9, 2020, we and EPA entered into a Consent Agreement and Final Order (“CAFO”), effective as of January 9, 2020, which contains no admission by us for any alleged violations in the CAFO, includes a release from all alleged violations in the CAFO, required the payment of a penalty of $125,000 in January 2020 and also requires the implementation of a supplemental environmental project (“SEP”) of at least $219,000 that must be completed by December 15, 2021. The SEP will consist of configuring the northeast fire water monitor to automatically deploy water upon detection of a release.
EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General. On April 7, 2021, we were notified that these alleged remaining six federal RCRA violations had been referred to EPA for resolution. The alleged remaining state RCRA violation is still pending with the California Attorney General.
On February 4, 2021, we received a letter from the SCAQMD proposing to settle a NOV relating to Title V deviations alleged to have occurred in the second half of 2017 for $1.3 million. We are evaluating the allegations and will be communicating with the SCAQMD regarding the allegations and potential resolution.
As the ultimate outcomes of the matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.

On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the court granted leave to plaintiffs’ to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs’ added an additional plaintiff, Hany Youssef. On March 18, 2019, the class certification hearing was held and the court took the matter under submission. On April 1, 2019, the court issued an order denying class certification. On April 15, 2019, plaintiffs filed a Petition for Permission to Appeal the Order Denying Motion for Class Certification. On May 3, 2019, plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the court. On February 9, 2021, the court issued an order taking both motions under submission pending additional discovery and briefing related to plaintiff Youssef and whether a new class representative should be substituted. The court has also ordered that the rebuttal expert disclosure deadline, the expert discovery cut-off, the motion hearing cut-off, and all other case deadlines be stayed pending the court’s decision as to whether the case can proceed with a new class representative and whether defendants will be permitted to conduct additional soil vapor sampling in the ground subclass area. On March 6, 2021, plaintiff Youssef’s second deposition was taken. On March 22, 2021, based on plaintiff Youssef’s deposition, we filed our brief requesting the court dismiss plaintiff Youssef’s claims for nuisance and trespass and deny plaintiffs’ motion for leave to file a third amended complaint to substitute a new named plaintiff or class representative. On April 5, 2021, plaintiffs filed a brief regarding their motion. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint within the next three weeks. The current discovery cut off related to Navarro is August 20, 2021 and we have served interrogatories and requests for documents on plaintiffs. There is currently no trial date. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleging numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Operating Company LLC, Chalmette Refining, two individual employees of the Chalmette refinery (the “PBF Defendants”), two entities, PBF Consultants, LLC (“PBF Consultants”) and PBF Investments LLC (‘PBF Investments”) that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while employed by Clean Harbors and performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. On September 25, 2018, the PBF Defendants filed an answer in the state court action denying the allegations. On October 10, 2018, the PBF Defendants filed to remove the case to the United States District Court for the Middle District of Louisiana. On November 9, 2018, plaintiff filed a motion to remand the matter back to state court and the PBF Defendants filed a response on November 30, 2018. On April 15, 2019, the Federal Magistrate Judge filed a Report and Recommendation denying plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On June 24, 2019, the Federal Judge adopted the Magistrate Judge’s Report and Recommendation denying plaintiff’s motion to remand and dismissing without prejudice the claims against John Sprafka, Wayne LaCombe, PBF Consultants and PBF Investments. On September 18, 2020, the Federal Magistrate Judge granted plaintiff’s motion to amend in order to add a non-diverse plaintiff and remand to state court. PBF Defendants filed an opposition to plaintiff’s motion to amend on October 2, 2020. On October 5, 2020, the Magistrate Judge granted plaintiff’s motion to amend and remanded the case back to state court. Discovery will continue in state court. We cannot currently estimate the amount or the timing of the resolution of this matter. The PBF Defendants previously issued a tender of defense and indemnity to Clean Harbors and its insurer pursuant to indemnity obligations contained in the associated services agreement. Clean Harbors has accepted the tender of defense and indemnity, and Clean Harbors’ insurer has accepted the tender of defense and indemnity subject to a reservation of rights. We filed a motion for summary judgment on July 19, 2021. A mediation was held on July 21, 2021 and trial is scheduled for September 27, 2021. In light of our indemnity and our insurance coverage, we presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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

Item 1A. Risk Factors

The following risk factor supplements and/or updates the risk factor previously disclosed in "”Item 1A. Risk Factors” of our 2020 Annual Report on Form 10-K.
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
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations have become increasingly stringent over time, and the cost of compliance with these requirements can be expected to increase over time. For example, on July 21, 2021, the board of BAAQMD voted to adopt PAR 6-5 requiring compliance with more stringent standards for particulate emissions from FCC units at refineries in the Bay Area by 2026. The regulation does not require that any specific technology be utilized to meet the new standards. The costs incurred by us to achieve the new emissions standards at our Martinez refinery within the required timeframe may be significant, and there can be no assurance that the measures we implement will achieve the required emissions reductions.
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

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Amendment to the Second Amended and Restated Inventory Intermediation Agreement dated as of June 17, 2021, among J. Aron & Company, PBF Holding Company LLC and Delaware City Refining Company LLC. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated July 29, 2021 (File No. 001-35764).

22.1*	List of Guarantor Subsidiaries

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 ——————————

*	Filed herewith.
†	Portions of the exhibits have been omitted because such information is both (i) not material and (ii) could be competitively harmful if publicly disclosed.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date:	August 4, 2021	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	August 4, 2021	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)