Form 10-Q
period 2021-09-30
PBF Holding Co LLC; PBF Finance Corp
filed 2021-11-02
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
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
PBF Holding Company LLC has no common stock outstanding. As of October 28, 2021, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

EXPLANATORY NOTE
This combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of September 30, 2021. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
•the effect of the novel coronavirus (“COVID-19”) pandemic, and the Delta and other variants thereof, as well as related governmental and consumer responses on our business, financial condition and results of operations;
•political pressure and influence of environmental groups and other stakeholders on decisions and policies related to the refining and processing of crude oil and refined petroleum products, and the related adverse impacts from changes in our regulatory environment, such as the effects of compliance with AB 32, or from actions taken by environmental interest groups;
•our ability to target and execute expense reduction measures and achieve opportunities to improve our liquidity in 2021 and thereafter, including continued repurchases of our outstanding debt securities or otherwise further reducing our debt, and/or potential sales of non-operating assets or other real property;
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
•termination of our third amended and restated inventory intermediation agreement (“Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) which is scheduled to expire in December 2024 and could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreement. Additionally, we are obligated to repurchase from J. Aron certain crude oil, intermediates and finished products (the “J. Aron Products”) upon termination of this agreement;
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
•the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail or in response to the potential impacts of climate change;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,441.8	$1,570.1
Accounts receivable	1,050.8	501.5
Accounts receivable - affiliate	4.0	4.9
Inventories	2,831.4	1,686.2
Prepaid and other current assets	121.6	56.4
Total current assets	5,449.6	3,819.1

Property, plant and equipment, net	4,047.3	4,023.1
Lease right of use assets - third party	720.0	916.7
Lease right of use assets - affiliate	507.6	571.0
Deferred charges and other assets, net	782.3	862.7
Total assets	$11,506.8	$10,192.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$457.3	$402.3
Accounts payable - affiliate	63.2	53.2
Accrued expenses	3,511.7	1,881.8
Current operating lease liabilities - third party	64.3	78.3
Current operating lease liabilities - affiliate	89.4	85.6
Current debt	89.1	7.4
Deferred revenue	39.6	45.1
Total current liabilities	4,314.6	2,553.7

Long-term debt	3,670.9	3,932.8
Deferred tax liabilities	23.1	38.7
Long-term operating lease liabilities - third party	585.6	755.9
Long-term operating lease liabilities - affiliate	418.3	485.4
Long-term financing lease liabilities - third party	61.4	68.3
Other long-term liabilities	247.9	267.0
Total liabilities	9,321.8	8,101.8

Commitments and contingencies (Note 8)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,855.7	2,809.7
Retained earnings (Accumulated deficit)	(676.9)	(723.4)
Accumulated other comprehensive loss	(6.0)	(6.1)
Total PBF Holding Company LLC equity	2,172.8	2,080.2
Noncontrolling interest	12.2	10.6
Total equity	2,185.0	2,090.8
Total liabilities and equity	$11,506.8	$10,192.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$7,173.3	$3,649.2	$18,969.7	$11,408.3

Cost and expenses:
Cost of products and other	6,445.8	3,446.1	16,880.7	11,300.3
Operating expenses (excluding depreciation and amortization expense as reflected below)	507.6	452.4	1,430.1	1,383.6
Depreciation and amortization expense	103.0	115.9	310.0	332.4
Cost of sales	7,056.4	4,014.4	18,620.8	13,016.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	59.7	42.0	150.5	173.5
Depreciation and amortization expense	3.4	2.7	10.1	8.4
Change in fair value of contingent consideration	(0.7)	(13.9)	23.6	(79.3)
Loss (gain) on sale of assets	0.2	1.7	(0.4)	(469.4)
Total cost and expenses	7,119.0	4,046.9	18,804.6	12,649.5

Income (loss) from operations	54.3	(397.7)	165.1	(1,241.2)

Other income (expense):
Interest expense, net	(71.5)	(59.0)	(211.0)	(148.3)
Change in fair value of catalyst obligations	17.8	(2.4)	13.6	4.2
Gain (loss) on extinguishment of debt	60.3	—	60.3	(22.2)
Other non-service components of net periodic benefit cost	2.0	1.1	5.9	3.2
Income (loss) before income taxes	62.9	(458.0)	33.9	(1,404.3)
Income tax (benefit) expense	(2.0)	(1.2)	(16.9)	8.6
Net income (loss)	64.9	(456.8)	50.8	(1,412.9)
Less: net income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	2.3	(0.1)
Net income (loss) attributable to PBF Holding Company LLC	$65.0	$(456.7)	$48.5	$(1,412.8)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$64.9	$(456.8)	$50.8	$(1,412.9)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	—	0.1	(0.5)	0.8
Net gain on pension and other post-retirement benefits	0.2	0.2	0.6	0.6
Total other comprehensive income	0.2	0.3	0.1	1.4
Comprehensive income (loss)	65.1	(456.5)	50.9	(1,411.5)
Less: comprehensive income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	2.3	(0.1)
Comprehensive income (loss) attributable to PBF Holding Company LLC	$65.2	$(456.4)	$48.6	$(1,411.4)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated deficit)	Noncontrolling Interest	Total Equity

Balance, June 30, 2021	$2,841.1	$(6.2)	$(741.9)	$12.3	$2,105.3
Capital contributions from PBF LLC	9.1	—	—	—	9.1
Stock-based compensation	5.5	—	—	—	5.5
Other comprehensive income (loss)	—	0.2	65.0	(0.1)	65.1
Balance, September 30, 2021	$2,855.7	$(6.0)	$(676.9)	$12.2	$2,185.0

Balance, June 30, 2020	$2,777.0	$(8.6)	$179.7	$10.9	$2,959.0
Member distributions	—	—	(1.1)	—	(1.1)
Capital contributions from PBF LLC	9.0	—	—	—	9.0
Stock-based compensation	7.9	—	—	—	7.9
Comprehensive income (loss)	—	0.3	(456.7)	(0.1)	(456.5)
Balance, September 30, 2020	$2,793.9	$(8.3)	$(278.1)	$10.8	$2,518.3

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total Equity

Balance, December 31, 2020	$2,809.7	$(6.1)	$(723.4)	$10.6	$2,090.8
Member distributions	—	—	(2.0)	—	(2.0)
Capital contributions from PBF LLC	28.0	—	—	—	28.0
Distribution of assets to PBF LLC	(0.3)	—	—	—	(0.3)
Stock-based compensation expense	18.3	—	—	—	18.3
Comprehensive income	—	0.1	48.5	2.3	50.9
Other	—	—	—	(0.7)	(0.7)
Balance, September 30, 2021	$2,855.7	$(6.0)	$(676.9)	$12.2	$2,185.0

Balance, December 31, 2019	$2,739.1	$(9.7)	$1,156.9	$10.9	$3,897.2
Member distributions	—	—	(22.2)	—	(22.2)
Capital contributions from PBF LLC	33.4	—	—	—	33.4
Stock-based compensation	21.4	—	—	—	21.4
Comprehensive income (loss)	—	1.4	(1,412.8)	(0.1)	(1,411.5)
Balance, September 30, 2020	$2,793.9	$(8.3)	$(278.1)	$10.8	$2,518.3

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$50.8	$(1,412.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	331.4	352.0
Stock-based compensation	20.1	25.9
Change in fair value of catalyst obligations	(13.6)	(4.2)
Deferred income taxes	(15.6)	8.6
Non-cash change in inventory repurchase obligations	46.0	(19.1)
Non-cash lower of cost or market inventory adjustment	(669.6)	691.5
Change in fair value of contingent consideration	23.6	(79.3)
(Gain) loss on extinguishment of debt	(60.3)	22.2
Pension and other post-retirement benefit costs	38.0	41.5
Gain on sale of assets	(0.4)	(469.4)

Changes in operating assets and liabilities:
Accounts receivable	(549.3)	371.4
Due to/from affiliates	11.0	7.7
Inventories	(475.6)	169.3
Prepaid and other current assets	(65.2)	(22.1)
Accounts payable	34.8	(392.9)
Accrued expenses	1,564.4	(168.9)
Deferred revenue	(5.5)	1.1
Other assets and liabilities	(80.1)	(57.4)
Net cash provided by (used in) operating activities	$184.9	$(935.0)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(135.1)	(148.4)
Expenditures for deferred turnaround costs	(64.6)	(175.8)
Expenditures for other assets	(20.6)	(9.7)
Acquisition of Martinez refinery	—	(1,176.2)
Proceeds from sale of assets	—	529.4
Net cash used in investing activities	$(220.3)	$(980.7)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Contributions from PBF LLC	$28.0	$33.4
Distributions to members	(2.0)	(22.2)
Distributions to T&M and Collins shareholders	(0.7)	—
Proceeds from 2025 9.25% Senior Secured Notes	—	1,000.0
Proceeds from 2028 6.00% Senior Notes	—	1,000.0
Repurchase of 2028 6.00% Senior Notes	(69.7)	—
Repurchase of 2025 7.25% Senior Notes	(21.2)	—
Redemption of 2023 7.00% Senior Notes	—	(517.5)
Repayments of PBF Rail Term Loan	(5.5)	(5.4)
Proceeds from revolver borrowings	—	1,450.0
Repayments of revolver borrowings	—	(550.0)
Settlement of precious metal catalyst obligations	(18.5)	(8.8)
Proceeds from catalyst financing arrangements	—	51.9
Payments on financing leases	(10.7)	(8.9)
Proceeds from insurance premium financing	7.0	12.7
Deferred financing costs and other	0.4	(29.6)
Net cash (used in) provided by financing activities	$(92.9)	$2,405.6

Net (decrease) increase in cash and cash equivalents	(128.3)	489.9
Cash and cash equivalents, beginning of period	1,570.1	763.1
Cash and cash equivalents, end of period	$1,441.8	$1,253.0

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$64.5	$22.6
Assets acquired or remeasured under operating and financing leases	(126.5)	690.7
Fair value of the Martinez Contingent Consideration at acquisition	—	77.3
Cash paid during the period for:
Interest (net of capitalized interest of $5.3 million and $9.4 million in 2021 and 2020, respectively)	$173.9	$88.2
Income taxes	0.8	0.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in, PBF LLC as of September 30, 2021. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC (“PRC”), Delaware City Refining Company LLC (“DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and Martinez Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding has distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 7 - Related Party Transactions”).
Substantially all of the Company’s operations are in the United States. As of September 30, 2021, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities, and factors that are largely out of the Company’s control can cause prices to vary over time. The resulting potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flows.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the novel coronavirus (“COVID-19”) pandemic, Delta variant and other variants thereof, and related adverse impact on economic and commercial activity resulted in a significant reduction in demand for refined petroleum and petrochemical products starting in the first quarter of 2020. This significant demand reduction has had an adverse impact on the Company’s results of operations and liquidity position. Demand for these products, however, has started to recover throughout the three and nine months ended September 30, 2021 in connection with the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines. The Company has adjusted throughput rates across its entire refining system to correlate with the gradual increases in demand, while still running below historic levels.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2021 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition whereas the same period in 2020 includes the results of operations of such assets from the date of the Martinez Acquisition on February 1, 2020 to September 30, 2020. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

Nine Months Ended September 30, 2020
(Unaudited, in millions)

Pro-forma revenues	$11,772.1
Pro-forma net loss attributable to PBF Holding	(1,443.8)
Acquisition Expenses
There were no acquisition costs for the three and nine months ended September 30, 2021. The Company incurred acquisition-related costs of $0.2 million and $10.9 million for the three and nine months ended September 30, 2020, respectively, consisting primarily of consulting and legal expenses related to the Martinez Acquisition. These costs are included in General and administrative expenses within the Condensed Consolidated Statements of Operations.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of September 30, 2021 or December 31, 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consisted of the following:

September 30, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,277.7	$—	$1,277.7
Refined products and blendstocks	1,059.0	355.5	1,414.5
Warehouse stock and other	139.2	—	139.2
	$2,475.9	$355.5	$2,831.4
Lower of cost or market adjustment	—	—	—
Total inventories	$2,475.9	$355.5	$2,831.4

December 31, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,018.9	$—	$1,018.9
Refined products and blendstocks	933.7	266.5	1,200.2
Warehouse stock and other	136.7	—	136.7
	$2,089.3	$266.5	$2,355.8
Lower of cost or market adjustment	(572.4)	(97.2)	(669.6)
Total inventories	$1,516.9	$169.3	$1,686.2
Inventory under the amended and restated inventory intermediation agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) (as amended and restated from time to time, the “Inventory Intermediation Agreements”), includes crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries, and sold to counterparties in connection with such agreements. As of September 30, 2021, this inventory is held in the Company’s storage tanks at the Delaware City and Paulsboro refineries and at a PBFX storage facility (collectively, the “J. Aron Storage Tanks”).
At September 30, 2021 the replacement value of inventories exceeded the last-in, first-out carrying value. During the nine months ended September 30, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $669.6 million, reflecting no lower of cost or market (“LCM”) inventory reserve at September 30, 2021 in comparison with an LCM inventory reserve of $669.6 million at December 31, 2020.
During the three months ended September 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $9.9 million, reflecting the net change in the LCM inventory reserve from $1,103.0 million at June 30, 2020 to $1,093.1 million at September 30, 2020. During the nine months ended September 30, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $691.5 million, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $1,093.1 million at September 30, 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Inventory-related accruals	$1,408.6	$695.0
Renewable energy credit and emissions obligations (a)	1,308.8	528.1
Inventory intermediation agreements (b)	290.9	225.8
Excise and sales tax payable	118.3	119.7
Accrued transportation costs	77.7	72.1
Accrued interest	65.3	40.2
Accrued utilities	62.8	58.6
Accrued refinery maintenance and support costs	47.1	35.7
Accrued salaries and benefits	46.6	40.1
Accrued capital expenditures	27.7	14.4
Environmental liabilities	12.2	11.4
Current finance lease liabilities	10.6	14.4
Customer deposits	4.1	4.0
Other	31.0	22.3
Total accrued expenses	$3,511.7	$1,881.8
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
(b) The Company has the obligation to repurchase the J. Aron Products that are held in its J. Aron Storage Tanks in accordance with the Inventory Intermediation Agreements with J. Aron. As of September 30, 2021 and December 31, 2020, a liability is recognized for the Inventory Intermediation Agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s J. Aron Storage Tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in Cost of products and other.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(in millions)	September 30, 2021	December 31, 2020
2025 Senior Secured Notes	$1,250.0	$1,250.0
2028 Senior Notes	882.3	1,000.0
2025 Senior Notes	690.0	725.0
Revolving Credit Facility	900.0	900.0
PBF Rail Term Loan	1.9	7.4
Catalyst financing arrangements	70.4	102.5
	3,794.6	3,984.9
Less—Current debt	(89.1)	(7.4)
Unamortized premium	0.5	0.6
Unamortized deferred financing costs	(35.1)	(45.3)
Long-term debt	$3,670.9	$3,932.8
Extinguishment of Debt
During the three months ended September 30, 2021, the Company made a number of open market repurchases of its 2028 Senior Notes and its 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) that resulted in the extinguishment of $117.7 million in principal of the 2028 Senior Notes and $35.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $90.9 million and the Company recognized a $60.3 million gain on the extinguishment of debt during the three and nine months ended September 30, 2021.

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
Refer to the Company’s 2020 Annual Report on Form 10-K (“Note 11 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for a more complete description of the agreements with PBFX that were entered into prior to 2021. No new material agreements or amendments were entered into during the nine months ended September 30, 2021.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$2.2	$6.5	$6.5
Omnibus Agreement	1.8	1.9	5.5	5.8
Total expenses under affiliate agreements	75.5	70.8	226.5	218.7
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
Environmental Matters
The Company’s refineries, pipelines and related operations are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment (including in response to the potential impacts of climate change), waste management and the characteristics and the compositions of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the refineries, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities.
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities totaling $109.0 million as of September 30, 2021 ($113.7 million as of December 31, 2020), related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities and other clean-up activities, which reflects the current estimated cost of the remediation obligations. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $146.4 million and $151.9 million at September 30, 2021 and December 31, 2020, respectively, of which $134.2 million and $140.5 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statement of Operations. The value of the Martinez Contingent Consideration was estimated to be $23.6 million as of September 30, 2021 and zero as of December 31, 2020, representing anticipated future earn-out payments, if any.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Lease Position as of September 30, 2021 and December 31, 2020
The table below provides the lease related assets and liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for the periods presented:

(in millions)	Classification on the Balance Sheet	September 30, 2021	December 31, 2020
Assets
Operating lease assets - third party	Lease right of use assets - third party	$651.3	$836.3
Operating lease assets - affiliate	Lease right of use assets - affiliate	507.6	571.0
Finance lease assets	Lease right of use assets - third party	68.7	80.4
Total lease right of use assets		$1,227.6	$1,487.7

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$64.3	$78.3
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	89.4	85.6
Finance lease liabilities - third party	Accrued expenses	10.6	14.4
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	585.6	755.9
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	418.3	485.4
Finance lease liabilities - third party	Long-term financing lease liabilities - third-party	61.4	68.3
Total lease liabilities		$1,229.6	$1,487.9
Lease Costs
The table below provides certain information related to costs for the Company’s leases for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Costs (in millions)	2021	2020	2021	2020
Components of total lease costs:
Finance lease costs
Amortization of lease right of use assets	$3.9	$3.7	$11.7	$10.2
Interest on lease liabilities	1.0	1.1	3.2	3.1
Operating lease costs	74.3	79.3	225.5	214.0
Short-term lease costs	15.5	23.1	44.0	71.7
Variable lease costs	8.8	6.6	23.0	25.4
Total lease costs	$103.5	$113.8	$307.4	$324.4

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Information
The table below provides supplemental cash flow information related to leases for the periods presented (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$224.8	$215.2
Operating cash flows for finance leases	3.2	3.1
Financing cash flows for finance leases	10.7	8.9
Supplemental non-cash changes to lease liabilities from obtaining or remeasuring right of use assets	$(126.5)	$690.7
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of September 30, 2021:

Weighted average remaining lease term - operating leases	9.9 years
Weighted average remaining lease term - finance leases	6.7 years

Weighted average discount rate - operating leases	13.3%
Weighted average discount rate - finance leases	5.6%

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Condensed Consolidated Balance Sheets as of September 30, 2021:

Amounts due within twelve months of September 30, (in millions)	Finance Leases	Operating Leases
2021	$14.3	$281.8
2022	12.8	260.8
2023	12.8	242.3
2024	11.8	213.8
2025	11.1	185.1
Thereafter	23.4	934.3
Total minimum lease payments	86.2	2,118.1
Less: effect of discounting	14.2	960.5
Present value of future minimum lease payments	72.0	1,157.6
Less: current obligations under leases	10.6	153.7
Long-term lease obligations	$61.4	$1,003.9
As of September 30, 2021, the Company has entered into certain leases that have not yet commenced. Such leases include a 15-year lease for water treatment equipment, with future lease payments estimated to total approximately $34.1 million, and a 7-year lease for mildew catalyst, with future lease payments estimated to total approximately $24.2 million. No other such leases that have not yet commenced, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.
In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The Company believes that the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third-party leases as described above. For the three and nine months ended September 30, 2021, the Company incurred operating lease costs related to affiliate operating leases of $32.3 million and $96.8 million, respectively. For the three and nine months ended September 30, 2020, the Company incurred operating lease costs related to affiliate operating leases of $32.3 million and $96.8 million, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. EMPLOYEE BENEFIT PLANS
Effective February 1, 2020, the Company amended the PBF Energy Pension Plan to, among other things, incorporate into the plan all employees who became employed at the Company’s Martinez, California location on February 1, 2020, in connection with the Martinez Acquisition. The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$14.4	$15.0	$43.1	$43.9
Interest cost	1.3	1.8	4.0	5.3
Expected return on plan assets	(3.6)	(3.2)	(10.7)	(9.4)
Amortization of prior service cost and actuarial loss	0.1	0.1	0.1	0.2
Net periodic benefit cost	$12.2	$13.7	$36.5	$40.0

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Post-Retirement Medical Plan	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$0.3	$0.3	$0.8	$0.8
Interest cost	0.1	0.1	0.2	0.3
Amortization of prior service cost and actuarial loss	0.1	0.1	0.5	0.4
Net periodic benefit cost	$0.5	$0.5	$1.5	$1.5

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
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended September 30,
(in millions)	2021	2020
Gasoline and distillates	$6,143.4	$3,121.8
Feedstocks and other	380.3	196.4
Asphalt and blackoils	329.2	206.5
Chemicals	240.7	81.7
Lubricants	79.7	42.8
Total Revenues	$7,173.3	$3,649.2

	Nine Months Ended September 30,
(in millions)	2021	2020
Gasoline and distillates	$16,364.1	$9,728.1
Feedstocks and other	883.2	723.0
Asphalt and blackoils	843.0	577.6
Chemicals	665.8	240.0
Lubricants	213.6	139.6
Total Revenues	$18,969.7	$11,408.3
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $39.6 million and $45.1 million as of September 30, 2021 and December 31, 2020, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES
PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes. Accordingly, there is generally no benefit or expense for federal or state income tax in the PBF Holding financial statements apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and the Company’s wholly-owned Canadian subsidiary, PBF Energy Limited, which are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
The reported income tax provision in the PBF Holding Condensed Consolidated Financial Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Current income tax benefit	$(0.2)	$—	$(1.3)	$—
Deferred income tax (benefit) expense	(1.8)	(1.2)	(15.6)	8.6
Total income tax (benefit) expense	$(2.0)	$(1.2)	$(16.9)	$8.6

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2021 and December 31, 2020.
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

	As of September 30, 2021
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$335.2	$—	$—	$335.2	N/A	$335.2
Commodity contracts	46.5	1.2	—	47.7	(47.7)	—
Liabilities:
Commodity contracts	88.1	—	—	88.1	(47.7)	40.4
Catalyst obligations	—	70.4	—	70.4	—	70.4
Renewable energy credit and emissions obligations	—	1,308.8	—	1,308.8	—	1,308.8
Contingent consideration obligation	—	—	23.6	23.6	—	23.6
Derivatives included with inventory intermediation agreement obligations	—	(34.7)	—	(34.7)	—	(34.7)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2020
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$402.3	$—	$—	$402.3	N/A	$402.3
Commodity contracts	2.5	3.5	—	6.0	(6.0)	—
Derivatives included with inventory intermediation agreement obligations	—	11.3	—	11.3	—	11.3
Liabilities:
Commodity contracts	2.3	6.7	—	9.0	(6.0)	3.0
Catalyst obligations	—	102.5	—	102.5	—	102.5
Renewable energy credit and emissions obligations	—	528.1	—	528.1	—	528.1
Contingent consideration obligation	—	—	—	—	—	—

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
•The contingent consideration obligation at September 30, 2021 and December 31, 2020 are categorized in Level 3 of the fair value hierarchy and are estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2021 and December 31, 2020, $20.9 million and $21.2 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$24.3	$12.4	$—	$—
Additions	—	—	—	77.3
Accretion on discounted liabilities	—	0.5	—	2.0
Settlements	—	0.3	—	0.7
Unrealized (gain) loss included in earnings	(0.7)	(14.4)	23.6	(81.2)
Balance at end of period	$23.6	$(1.2)	$23.6	$(1.2)
There were no transfers between levels during the three and nine months ended September 30, 2021 or the three and nine months ended September 30, 2020.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,250.0	$1,119.5	$1,250.0	$1,232.9
2028 Senior Notes (a)	882.3	559.6	1,000.0	562.5
2025 Senior Notes (a)	690.0	453.6	725.0	475.3
Revolving Credit Facility (b)	900.0	900.0	900.0	900.0
PBF Rail Term Loan (b)	1.9	1.9	7.4	7.4
Catalyst financing arrangements (c)	70.4	70.4	102.5	102.5
	3,794.6	3,105.0	3,984.9	3,280.6
Less - Current debt	(89.1)	(89.1)	(7.4)	(7.4)
Unamortized premium	0.5	n/a	0.6	n/a
Less - Unamortized deferred financing costs	(35.1)	n/a	(45.3)	n/a
Long-term debt	$3,670.9	$3,015.9	$3,932.8	$3,273.2

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
As of September 30, 2021 and December 31, 2020, there were no barrels of crude oil and feedstocks outstanding under these derivative instruments designated as fair value hedges. As of September 30, 2021, there were 2,679,289 barrels of intermediates and refined products (2,604,736 barrels at December 31, 2020) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2021, there were 18,057,000 barrels of crude oil and 5,033,400 barrels of refined products (7,183,000 and 2,810,000, respectively, as of December 31, 2020), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of September 30, 2021 and December 31, 2020, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
September 30, 2021:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$(34.7)
December 31, 2020:
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$11.3

Derivatives not designated as hedging instruments:
September 30, 2021:
Commodity contracts	Accounts receivable	$(40.4)
December 31, 2020:
Commodity contracts	Accounts receivable	$(3.0)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended September 30, 2021:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(3.8)
For the three months ended September 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(6.6)
For the nine months ended September 30, 2021:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$(46.0)
For the nine months ended September 30, 2020:
Derivatives included with the inventory intermediation agreement obligations	Cost of products and other	$19.1

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2021:
Commodity contracts	Cost of products and other	$(33.2)
For the three months ended September 30, 2020:
Commodity contracts	Cost of products and other	$(9.1)
For the nine months ended September 30, 2021:
Commodity contracts	Cost of products and other	$(67.7)
For the nine months ended September 30, 2020:
Commodity contracts	Cost of products and other	$55.9

Hedged items designated in fair value hedges:
For the three months ended September 30, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$3.8
For the three months ended September 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$6.6
For the nine months ended September 30, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$46.0
For the nine months ended September 30, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(19.1)

The Company had no ineffectiveness related to fair value hedges for the three and nine months ended September 30, 2021 or the three and nine months ended September 30, 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
15. SUBSEQUENT EVENTS
Inventory Intermediation Agreement
On October 25, 2021, PBF Holding and its subsidiaries, DCR, PRC and Chalmette Refining (collectively, the “PBF Entities”), entered into a third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron, pursuant to which the terms of the existing Inventory Intermediation Agreements were amended and restated in their entirely, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025.

Pursuant to the Third Inventory Intermediation Agreement, J. Aron will continue to purchase and hold title to the J. Aron Products purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the "Refineries") and delivered into storage tanks at the Refineries (the "Storage Tanks"). Furthermore, J. Aron agrees to sell the J. Aron Products back to PRC and DCR (and, at the election of the PBF Entities, Chalmette Refining) as the J. Aron Products are discharged out of the Storage Tanks. J. Aron has the right to store the J. Aron Products purchased in tanks under the Third Inventory Intermediation Agreement and will retain these storage rights for the term of the agreements. The Company intends to utilize the crude oil and will market and sell the refined products independently to third parties.

Extinguishment of Debt

In October 2021, the Company repurchased an additional $76.3 million of outstanding 2028 Senior Notes and 2025 Senior Notes for cash consideration of approximately $55.9 million. These notes are reflected as Current debt on the Condensed Consolidated Balance Sheet and were repurchased using cash on hand at September 30, 2021. The related gain on extinguishment of approximately $20.0 million will be recognized in the fourth quarter of 2021 in the Condensed Consolidated Statement of Operations.

In October 2021, the Company settled one of its precious metal financing arrangements at its Delaware City Refinery with cash on hand as of September 30, 2021. The related financing obligation of approximately $10.9 million as of September 30, 2021 is included in Current debt in the Condensed Consolidated Balance Sheet as of September 30, 2021.

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of September 30, 2021, we own and operate six domestic oil refineries and related assets. Based on the current configuration our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Our six oil refineries are aggregated into one reportable segment.
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. In 2020, we reconfigured our Delaware City and Paulsboro refineries (the “East Coast Refining Reconfiguration”), temporarily idling certain of our major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit that we refer to as the “East Coast Refining System”. Each refinery is briefly described in the table below:

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
________

(1) Reflects operating conditions at each refinery as of the date of this filing. Changes in complexity and throughput capacity reflect the result of current market conditions such as our East Coast Refining Reconfiguration, in addition to investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Configurations at each of our refineries are evaluated and updated accordingly.
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
COVID-19
The outbreak of the COVID-19 pandemic negatively impacted worldwide economic and commercial activity and financial markets starting in the first quarter of 2020. The COVID-19 pandemic, the Delta variant and other variants thereof, and the related governmental and consumer responses resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces and has resulted in significantly lower global demand for refined petroleum and petrochemical products. We have seen the demand for these products starting to rebound in 2021 as a result of the lifting or easing of governmental restrictions in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines. Despite these signs of improvements, the resulting economic consequences of the COVID-19 pandemic remains uncertain and will depend on the ongoing severity, location and duration of the outbreak, the effectiveness of the vaccine programs and other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.
We are actively responding to the impacts from these matters on our business. Starting in late March 2020, we reduced the amount of crude oil processed at our refineries in response to the decreased demand for our products and we temporarily idled various units at certain of our refineries to optimize our production in light of prevailing market conditions. We have been operating our refineries at reduced rates, while constantly monitoring and adjusting our production to correlate to increases in product demand. Throughput across our refineries was higher in the three and nine months ended September 2021 in comparison to the three and nine months ended September 2020, reflecting gradual improvement in market conditions. We expect near-term throughput to be in the 880,000 to 940,000 barrel per day range for our refining system. Despite the measures we have taken, we have been, and likely will continue to be, adversely impacted by the COVID-19 pandemic for the foreseeable future. We are unable to predict the ultimate outcome of the economic impact of the COVID-19 pandemic and can provide no assurance that measures taken to mitigate the impact of the COVID-19 pandemic will be effective.
We continue to adjust our operational plans to the evolving market conditions and continue to monitor and maintain lower operating expenses through significant reductions in discretionary activities and third-party services. We successfully reconfigured our East Coast Refining System to maintain the most profitable elements of two refineries while reducing costs and improving our competitive position. Our overall market outlook for the fourth quarter of 2021 remains constructive, with continued gradual improvement in demand, and our full-year capital expenditures are expected to be within a range of approximately $400.0 million to $450.0 million. Should market conditions change from our current expectations, we expect that we will review our capital requirements and adjust as needed.
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
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices. In 2021, as a result of the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines, the demand for refined petroleum products has started to recover, consequently improving our refining margins in comparison to the prior year. While our results for the three and nine months ended September 30, 2021 continue to be impacted by lower demand for refined products, we have experienced gradual improvements when compared to the same periods in 2020 and favorable impacts on our revenues, cost of products sold, operating income and liquidity. Although we currently continue to operate our refineries at reduced rates, throughput rates across our refining system have increased in the current year to correlate with the gradual increases in demand.
East Coast Refining Reconfiguration
On December 31, 2020, we completed the East Coast Refining Reconfiguration. As part of the reconfiguration process, we temporarily idled certain of our major processing units at the Paulsboro refinery, resulting in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. Based on this reconfiguration, our East Coast throughput capacity is approximately 285,000 barrels per day.
Debt and Credit Facilities
Senior Notes
During the three months ended September 30, 2021, we made a number of open market repurchases of our 2028 Senior Notes (as defined below) and our 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) that resulted in the extinguishment of $117.7 million in principal of the 2028 Senior Notes and $35.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $90.9 million and we recognized a $60.3 million gain on the extinguishment of debt during the three and nine months ended September 30, 2021.
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

On February 14, 2020, we exercised our rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and was classified as Loss on extinguishment of debt in the Condensed Consolidated Statement of Operations as of September 30, 2020.
Revolving Credit Facility
During the nine months ended September 30, 2020, we used advances under our asset-based revolving credit agreement (the “Revolving Credit Facility”) to fund a portion of the Martinez Acquisition (as defined below) and for other general corporate purposes. The outstanding borrowings under the Revolving Credit Facility as of both September 30, 2021 and December 31, 2020 were $900.0 million.
Catalyst Financing Obligations
During the three months ended September 30, 2021, we settled one of our precious metal financing arrangements, which represented a reduction in debt of approximately $18.5 million.
On September 25, 2020, we closed on agreements to sell a portion of our precious metals catalyst to certain major commercial banks for approximately $51.9 million and subsequently leased the catalyst back. The precious metals financing arrangements cover a portion of the catalyst used in our East Coast Refining System, and the Martinez and Toledo refineries. The volumes of the precious metal catalyst and the interest rates are fixed over the term of each financing arrangement. We are obligated to repurchase the precious metals catalyst at fair market value upon expiration of these leases.
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
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$2.2	$6.5	$6.5
Omnibus Agreement	1.8	1.9	5.5	5.8
Total expenses under affiliate agreements	75.5	70.8	226.5	218.7

Results of Operations
The following tables reflect our financial and operating highlights for the three and nine months ended September 30, 2021 and 2020 (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$7,173.3	$3,649.2	$18,969.7	$11,408.3
Cost and expenses:
Cost of products and other	6,445.8	3,446.1	16,880.7	11,300.3
Operating expenses (excluding depreciation and amortization expense as reflected below)	507.6	452.4	1,430.1	1,383.6
Depreciation and amortization expense	103.0	115.9	310.0	332.4
Cost of sales	7,056.4	4,014.4	18,620.8	13,016.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	59.7	42.0	150.5	173.5
Depreciation and amortization expense	3.4	2.7	10.1	8.4
Change in fair value of contingent consideration	(0.7)	(13.9)	23.6	(79.3)
Loss (gain) on sale of assets	0.2	1.7	(0.4)	(469.4)
Total cost and expenses	7,119.0	4,046.9	18,804.6	12,649.5

Income (loss) from operations	54.3	(397.7)	165.1	(1,241.2)

Other income (expense):
Interest expense, net	(71.5)	(59.0)	(211.0)	(148.3)
Change in fair value of catalyst obligations	17.8	(2.4)	13.6	4.2
Gain (loss) on extinguishment of debt	60.3	—	60.3	(22.2)
Other non-service components of net periodic benefit cost	2.0	1.1	5.9	3.2
Income (loss) before income taxes	62.9	(458.0)	33.9	(1,404.3)
Income tax (benefit) expense	(2.0)	(1.2)	(16.9)	8.6
Net income (loss)	64.9	(456.8)	50.8	(1,412.9)
Less: net income (loss) attributable to noncontrolling interests	(0.1)	(0.1)	2.3	(0.1)
Net income (loss) attributable to PBF Holding Company LLC	$65.0	$(456.7)	$48.5	$(1,412.8)

Consolidated gross margin	$116.9	$(365.2)	$348.9	$(1,608.0)
Gross refining margin (1)	$727.5	$203.1	$2,089.0	$108.0
_____________________

(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Key Operating Information
Production (bpd in thousands)	867.7	716.7	839.7	750.2
Crude oil and feedstocks throughput (bpd in thousands)	848.3	706.1	823.2	744.6
Total crude oil and feedstocks throughput (millions of barrels)	78.0	65.0	224.7	204.0
Consolidated gross margin per barrel of throughput	$1.50	$(5.62)	$1.56	$(7.88)
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.32	$2.98	$6.32	$3.92
Refinery operating expense, per barrel of throughput	$6.50	$6.96	$6.36	$6.78

Crude and feedstocks (% of total throughput) (2)
Heavy	32%	43%	34%	43%
Medium	32%	25%	29%	26%
Light	19%	18%	20%	17%
Other feedstocks and blends	17%	14%	17%	14%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	52%	54%	53%	50%
Distillates and distillate blendstocks	29%	28%	30%	31%
Lubes	1%	1%	1%	1%
Chemicals	2%	1%	2%	1%
Other	18%	18%	16%	18%
Total yield	102%	102%	102%	101%
_____________________
(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars per barrel, except as noted)
Dated Brent crude oil	$73.45	$43.05	$67.93	$40.74
West Texas Intermediate (WTI) crude oil	$70.54	$40.91	$65.06	$38.12
Light Louisiana Sweet (LLS) crude oil	$71.46	$42.46	$66.68	$40.13
Alaska North Slope (ANS) crude oil	$72.66	$42.75	$67.53	$41.32
Crack Spreads
Dated Brent (NYH) 2-1-1	$18.66	$8.30	$16.09	$9.30
WTI (Chicago) 4-3-1	$19.60	$7.08	$16.73	$6.56
LLS (Gulf Coast) 2-1-1	$18.13	$6.53	$15.40	$7.79
ANS (West Coast-LA) 4-3-1	$21.54	$11.70	$19.58	$11.41
ANS (West Coast-SF) 3-2-1	$23.27	$10.88	$19.22	$9.77
Crude Oil Differentials
Dated Brent (foreign) less WTI	$2.91	$2.14	$2.87	$2.62
Dated Brent less Maya (heavy, sour)	$7.26	$3.88	$5.93	$5.95
Dated Brent less WTS (sour)	$2.91	$2.09	$2.53	$2.72
Dated Brent less ASCI (sour)	$4.79	$1.38	$3.58	$1.99
WTI less WCS (heavy, sour)	$13.59	$9.29	$13.00	$10.58
WTI less Bakken (light, sweet)	$(0.48)	$1.23	$0.07	$2.57
WTI less Syncrude (light, sweet)	$2.47	$1.94	$1.66	$1.58
WTI less LLS (light, sweet)	$(0.92)	$(1.55)	$(1.63)	$(2.01)
WTI less ANS (light, sweet)	$(2.12)	$(1.84)	$(2.48)	$(3.20)
Natural gas (dollars per MMBTU)	$4.32	$2.12	$3.35	$1.92

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Overview— Net income was $64.9 million for the three months ended September 30, 2021 compared to net loss of $456.8 million for the three months ended September 30, 2020.
Our results for the three months ended September 30, 2021 were positively impacted by a gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $60.3 million, and a change in fair value of the Martinez Contingent Consideration of $0.7 million. Our results for the three months ended September 30, 2020 were positively impacted by special items consisting of a non-cash lower of cost or market (“LCM”) inventory adjustment of approximately $9.9 million and the change in the fair value of the contingent consideration related to the Martinez Acquisition of $13.9 million.
Excluding the impact of these special items, our results were positively impacted by increases in the demand for our refined products and improved margins for refined products, which have positively impacted our revenues, cost of products sold and operating income. Our results for the three months ended September 30, 2020 were significantly impacted by the COVID-19 pandemic, evidenced by overall lower throughput volumes and barrels sold at the majority of our refineries, as well as lower refining margins.

Revenues— Revenues totaled $7.2 billion for the three months ended September 30, 2021 compared to $3.6 billion for the three months ended September 30, 2020, an increase of approximately $3.6 billion, or 100.0%. Revenues per barrel were $83.29 and $49.33 for the three months ended September 30, 2021 and 2020, respectively, an increase of 68.8% directly related to higher hydrocarbon commodity prices. For the three months ended September 30, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 259,800 bpd, 146,000 bpd, 145,300 bpd and 297,200 bpd, respectively. For the three months ended September 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 251,400 bpd, 108,400 bpd, 125,600 bpd and 220,700 bpd, respectively. For the three months ended September 30, 2021, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 299,300 bpd, 152,800 bpd, 152,000 bpd and 332,100 bpd, respectively. For the three months ended September 30, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 287,500 bpd, 118,000 bpd, 137,400 bpd and 261,200 bpd, respectively.
The throughput rates at our refineries were higher in the three months ended September 30, 2021 compared to the same period in 2020. We operated our refineries at reduced rates beginning in March 2020, and, based on current market conditions, we have adjusted throughput rates across our entire refining system to correlate with the gradual increases in demand during the three months ended September 30, 2021, while still running below historic levels. We plan on continuing to operate our refineries at lower utilization levels until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $116.9 million for the three months ended September 30, 2021 compared to $(365.2) million for the three months ended September 30, 2020, an increase of approximately $482.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $727.5 million, or $9.32 per barrel of throughput for the three months ended September 30, 2021 compared to $203.1 million, or $3.13 per barrel of throughput for the three months ended September 30, 2020, an increase of approximately $524.4 million. Gross refining margin excluding special items totaled $727.5 million or $9.32 per barrel of throughput for the three months ended September 30, 2021 compared to $193.2 million or $2.98 per barrel of throughput for the three months ended September 30, 2020, an increase of $534.3 million.
Consolidated gross margin and gross refining margin were not impacted by special items for the three months ended September 30, 2021. When compared to the same period in 2020, results were positively impacted by the increase in refined product margins, favorable movements in certain crude differentials and an overall increase in throughput rates. For the three months ended September 30, 2020, special items impacting our margin calculations included a non-cash LCM inventory benefit of approximately $9.9 million on a net basis, resulting from an increase in crude oil and refined product prices.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $73.1 million for the three months ended September 30, 2021 in comparison to $86.6 million for three months ended months ended September 30, 2020.
Overall average industry margins were higher during the three months ended September 30, 2021 in comparison to the same period in 2020, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices. During the three months ended September 30, 2021, commodity prices increased and we started to experience an increase in demand for our products in connection with the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $18.66 per barrel, or 124.8% higher, in the three months ended September 30, 2021, as compared to $8.30 per barrel in the same period in 2020. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthening Dated Brent/Maya differential, which increased by $3.38 per barrel, slightly offset by weakened WTI/Bakken differentials, which decreased by $1.71 per barrel, in comparison to the same period in 2020. The WTI/WCS differential increased to $13.59 per barrel in the three months ended September 30, 2021 compared to $9.29 in the same period in 2020, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $19.60 per barrel, or 176.8% higher, in the three months ended September 30, 2021 as compared to $7.08 per barrel in the same period in 2020. Additionally, the WTI/Syncrude differential averaged $2.47 per barrel during the three months ended September 30, 2021 as compared to $1.94 per barrel in the same period of 2020. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a premium of $0.48 per barrel in the three months ended September 30, 2021, as compared to a discount of $1.23 per barrel in the same period in 2020.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $18.13 per barrel, or 177.6% higher, in the three months ended September 30, 2021 as compared to $6.53 per barrel in the same period in 2020. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a discount of $0.92 per barrel during the three months ended September 30, 2021 as compared to a premium of $1.55 per barrel in the same period of 2020.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $21.54 per barrel, or 84.1% higher, in the three months ended September 30, 2021 as compared to $11.70 per barrel in the same period in 2020. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $23.27 per barrel, or 113.9% higher, in the three months ended September 30, 2021 as compared to $10.88 per barrel in the same period in 2020. Our margins on the West Coast were negatively impacted from our refinery specific slate by weakened WTI/ANS differential, which averaged a premium of $2.12 per barrel during the three months ended September 30, 2021 as compared to a premium of $1.84 per barrel in the same period of 2020.
Operating Expenses— Operating expenses totaled $507.6 million, or $6.50 per barrel of throughput, for the three months ended September 30, 2021 compared to $452.4 million, or $6.96 per barrel of throughput, for the three months ended September 30, 2020, an increase of $55.2 million, or 12.2%. Increases in operating expenses were mainly attributable to higher energy costs as a result of increases in both natural gas volumes and price across our refineries when compared to the same period in 2020. Additionally, we experienced higher maintenance and operational costs due to increased production when compared to the same period in 2020.
General and Administrative Expenses— General and administrative expenses totaled $59.7 million for the three months ended September 30, 2021 compared to $42.0 million for the three months ended September 30, 2020, an increase of approximately $17.7 million or 42.1%. The increase in general and administrative expenses for the three months ended September 30, 2021 in comparison to the three months ended September 30, 2020 is primarily related to higher salaries, wages and benefits. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— There was a loss of $0.2 million and $1.7 million for the three months ended September 30, 2021 and September 30, 2020, respectively, related to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $106.4 million for the three months ended September 30, 2021 (including $103.0 million recorded within Cost of sales) compared to $118.6 million for the three months ended September 30, 2020 (including $115.9 million recorded within Cost of sales), a decrease of $12.2 million. The decrease was a result of reduced depreciation and amortization expense associated with certain units idled as a result of the East Coast Refining Reconfiguration.

Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a gain of $0.7 million and $13.9 million for the three months ended September 30, 2021 and September 30, 2020, respectively. These gains relate to changes in estimated fair value of the Martinez Contingent Consideration associated with the acquisition related earn-out obligations.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $17.8 million for the three months ended September 30, 2021 compared to a loss of $2.4 million for the three months ended September 30, 2020. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Gain (loss) on extinguishment of debt— Gain on extinguishment of debt of $60.3 million incurred in the three months ended September 30, 2021 relates to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes. There were no such costs in the same period of 2020.
Interest Expense, net— Interest expense totaled $71.5 million for the three months ended September 30, 2021 compared to $59.0 million for the three months ended September 30, 2020, an increase of approximately $12.5 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the amended and restated inventory intermediation agreements (“Inventory Intermediation Agreements”) with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended September 30, 2021 and September 30, 2020, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette refinery in the fourth quarter of 2015 and PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $2.0 million was recorded for the three months ended September 30, 2021 in comparison to an income tax benefit of $1.2 million recorded for the three months ended September 30, 2020, primarily attributable to the results of PBF Ltd.
Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Overview— Net income was $50.8 million for the nine months ended September 30, 2021 compared to a net loss of $1,412.9 million for the nine months ended September 30, 2020.
Our results for the nine months ended September 30, 2021 were positively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $669.6 million and a gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $60.3 million, offset by a change in fair value of the Martinez Contingent Consideration of $23.6 million. Our results for the nine months ended September 30, 2020 were negatively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $691.5 million, debt extinguishment costs associated with the early redemption of our 2023 Senior Notes of $22.2 million and severance costs related to reductions in workforce of $12.9 million. These unfavorable impacts were partially offset by the gain on the sale of hydrogen plants of $471.1 million and the change in the fair value of the Martinez Contingent Consideration of $79.3 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.

Excluding the impact of these special items, our results were positively impacted by increases in the demand for our refined products and improved margins for refined products, which have positively impacted our revenues, cost of products sold and operating income. When comparing our results to the nine months ended September 30, 2020, demand for our products has started to recover, evidenced by higher throughput volumes and barrels sold at the majority of our refineries, as well as overall higher refining margins. Additionally, our results for the nine months ended September 30, 2021 were positively impacted by lower general and administrative expenses when compared to the same period in 2020. During the nine months ended September 30, 2020 our results were negatively impacted by higher general and administrative expenses associated with severance charges and integration costs associated with the Martinez Acquisition.
Revenues— Revenues totaled $19.0 billion for the nine months ended September 30, 2021 compared to $11.4 billion for the nine months ended September 30, 2020, an increase of approximately $7.6 billion, or 66.7%. Revenues per barrel were $76.79 and $48.45 for the nine months ended September 30, 2021 and 2020, respectively, an increase of 58.5% directly related to higher hydrocarbon commodity prices. For the nine months ended September 30, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 250,900 bpd, 138,000 bpd, 158,000 bpd and 276,300 bpd, respectively. For the nine months ended September 30, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 274,300 bpd, 91,900 bpd, 144,000 bpd and 234,400 bpd, respectively. For the nine months ended September 30, 2021, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 285,700 bpd, 144,100 bpd, 165,800 bpd and 309,400 bpd, respectively. For the nine months ended September 30, 2020, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 310,100 bpd, 113,800 bpd, 169,000 bpd and 266,500 bpd, respectively.
The throughput rates at the majority of our refineries were higher in the nine months ended September 30, 2021 compared to the same period in 2020, with the exception of lower rates in the East Coast as a result of the East Coast Refining Reconfiguration in the fourth quarter of 2020. We operated our refineries at reduced rates beginning in March 2020, and, based on current market conditions, we have adjusted throughput rates across our entire refining system to correlate with the gradual increases in demand experienced during the nine months ended September 30, 2021, while still running below historic levels. We plan on continuing to operate our refineries at lower utilization levels until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $348.9 million for the nine months ended September 30, 2021, compared to $(1,608.0) million for the nine months ended September 30, 2020, an increase of approximately $1,956.9 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,089.0 million, or $9.30 per barrel of throughput for the nine months ended September 30, 2021 compared to $108.0 million, or $0.53 per barrel of throughput for the nine months ended September 30, 2020, an increase of approximately $1,981.0 million. Gross refining margin excluding special items totaled $1,419.4 million or $6.32 per barrel of throughput for the nine months ended September 30, 2021 compared to $799.5 million or $3.92 per barrel of throughput for the nine months ended September 30, 2020, an increase of $619.9 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of approximately $669.6 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended December 31, 2020 to the end of the third quarter of 2021. Gross refining margin excluding the impact of special items increased due to favorable movements in certain crude differentials, and an overall increase in throughput rates and refining margins. For the nine months ended September 30, 2020, special items impacting our margin calculations included a non-cash LCM inventory charge of approximately $691.5 million on a net basis, resulting from a decrease in crude oil and refined product prices.

Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $653.8 million for the nine months ended September 30, 2021 in comparison to $183.4 million for the nine months ended September 30, 2020.
Average industry margins were mostly favorable during the nine months ended September 30, 2021 in comparison to the same period in 2020, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices. During the nine months ended September 30, 2021, we started to experience an increase in demand for our products in connection with the lifting or easing of restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $16.09 per barrel, or 73.0% higher, in the nine months ended September 30, 2021, as compared to $9.30 per barrel in the same period in 2020. Our margins were negatively impacted from our refinery specific slate on the East Coast by weakened Dated Brent/Maya and WTI/Bakken differentials, which decreased by $0.02 per barrel and $2.50 per barrel, respectively, in comparison to the same period in 2020. The WTI/WCS differential increased to $13.00 per barrel in 2021 compared to $10.58 in 2020, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $16.73 per barrel, or 155.0% higher, in the nine months ended September 30, 2021 as compared to $6.56 per barrel in the same period in 2020. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged $0.07 per barrel in the nine months ended September 30, 2021, as compared to $2.57 per barrel in the same period in 2020. This decrease was slightly offset by strengthening WTI/Syncrude differential which averaged $1.66 per barrel during the nine months ended September 30, 2021 as compared to $1.58 per barrel in the same period of 2020.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $15.40 per barrel, or 97.7% higher, in the nine months ended September 30, 2021 as compared to $7.79 per barrel in the same period in 2020. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $1.63 per barrel during the nine months ended September 30, 2021 as compared to a premium of $2.01 per barrel in the same period of 2020.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $19.58 per barrel, or 71.6% higher, in the nine months ended September 30, 2021 as compared to $11.41 per barrel in the same period in 2020. Additionally (West Coast) 3-2-1 industry crack spread was $19.22 per barrel, or 96.7% higher, in the nine months ended September 30, 2021 as compared to $9.77 per barrel in the same period in 2020. Our margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.48 per barrel during the nine months ended September 30, 2021 as compared to a premium of $3.20 per barrel in the same period of 2020.
Operating Expenses— Operating expenses totaled $1,430.1 million, or $6.36 per barrel of throughput, for the nine months ended September 30, 2021 compared to $1,383.6 million, or $6.78 per barrel of throughput, for the nine months ended September 30, 2020, an increase of approximately $46.5 million, or 3.4%. Increase in operating expenses were mainly attributable to increases in natural gas volumes and price across our refineries when compared to the same period in 2020. Additionally, we experienced higher maintenance and operational costs due to increased production when compared to the same period in 2020. These increases were partially offset by cost reductions associated with the East Coast Refining Reconfiguration (East Coast operating expenses decreased by $29.2 million when compared to the same period in 2020) as well as reductions in discretionary activities and third-party services, which are in line with our cost reduction initiatives taken to strengthen our financial flexibility.

General and Administrative Expenses— General and administrative expenses totaled $150.5 million for the nine months ended September 30, 2021 compared to $173.5 million for the nine months ended September 30, 2020, a decrease of approximately $23.0 million or 13.3%. The decrease in general and administrative expenses for the nine months ended September 30, 2021 in comparison to the nine months ended September 30, 2020 primarily related to reductions in outside service costs and lower salaries, wages and benefits. Additionally, general and administrative expenses for the nine months ended September 30, 2020 included headcount reduction severance costs across the refineries as well as integration costs pertaining to the Martinez Acquisition. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Gain on Sale of Assets— There was a gain of $0.4 million for the nine months ended September 30, 2021 related primarily to the sale of non-operating refinery assets. There was a gain of $469.4 million for the nine months ended September 30, 2020 primarily related to the sale of five hydrogen plants.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $320.1 million for the nine months ended September 30, 2021 (including $310.0 million recorded within Cost of sales) compared to $340.8 million for the nine months ended September 30, 2020 (including $332.4 million recorded within Cost of sales), a decrease of approximately $20.7 million. The decrease was a result of reduced depreciation and amortization expense associated with certain units idled as a result of the East Coast Refining Reconfiguration.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $23.6 million for the nine months ended September 30, 2021 in comparison to a gain of $79.3 million for the nine months ended September 30, 2020. These losses and gains were related to the changes in estimated fair value of the Martinez Contingent Consideration associated with the acquisition related earn-out obligations.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $13.6 million for the nine months ended September 30, 2021 compared to a gain of $4.2 million for the nine months ended September 30, 2020. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Gain (loss) on extinguishment of debt— We incurred a gain on extinguishment of debt of $60.3 million in the nine months ended September 30, 2021 related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes. We incurred debt extinguishment costs of $22.2 million in the nine months ended September 30, 2020 related to the redemption of our 2023 Senior Notes.
Interest Expense, net— Interest expense totaled $211.0 million for the nine months ended September 30, 2021 compared to $148.3 million for the nine months ended September 30, 2020, an increase of approximately $62.7 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the nine months ended September 30, 2021 and September 30, 2020, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of the Chalmette refinery in the fourth quarter of 2015 and PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $16.9 million was recorded for the nine months ended September 30, 2021 in comparison to an income tax expense of $8.6 million recorded for the nine months ended September 30, 2020, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in fair value of contingent consideration, (gain) loss on extinguishment of debt, gain on sale of hydrogen plants and severance costs related to reduction in workforce. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended September 30,
	2021		2020
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$7,173.3	$91.92	$3,649.2	$56.17
Less: Cost of sales	7,056.4	90.42	4,014.4	61.79
Consolidated gross margin	$116.9	$1.50	$(365.2)	$(5.62)
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$116.9	$1.50	$(365.2)	$(5.62)
Add: Refinery operating expense	507.6	6.50	452.4	6.96
Add: Refinery depreciation expense	103.0	1.32	115.9	1.79
Gross refining margin	$727.5	$9.32	$203.1	$3.13
Special items:(1)
Add: Non-cash LCM inventory adjustment	—	—	(9.9)	(0.15)
Gross refining margin excluding special items	$727.5	$9.32	$193.2	$2.98

	Nine Months Ended September 30,
	2021		2020
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$18,969.7	$84.42	$11,408.3	$55.92
Less: Cost of sales	18,620.8	82.86	13,016.3	63.80
Consolidated gross margin	$348.9	$1.56	$(1,608.0)	$(7.88)
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$348.9	$1.56	$(1,608.0)	$(7.88)
Add: Refinery operating expense	1,430.1	6.36	1,383.6	6.78
Add: Refinery depreciation expense	310.0	1.38	332.4	1.63
Gross refining margin	$2,089.0	$9.30	$108.0	$0.53
Special items:(1)
Add: Non-cash LCM inventory adjustment	(669.6)	(2.98)	691.5	3.39
Gross refining margin excluding special items	$1,419.4	$6.32	$799.5	$3.92

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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst obligations, gain on sale of hydrogen plants, the write down of inventory to the LCM, (gain) loss on extinguishment of debt related to refinancing activities, change in the fair value of contingent consideration and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$64.9	$(456.8)	$50.8	$(1,412.9)
Add: Depreciation and amortization expense	106.4	118.6	320.1	340.8
Add: Interest expense, net	71.5	59.0	211.0	148.3
Add: Income tax (benefit) expense	(2.0)	(1.2)	(16.9)	8.6
EBITDA	$240.8	$(280.4)	$565.0	$(915.2)
Special Items:(1)
Add: Non-cash LCM inventory adjustment	—	(9.9)	(669.6)	691.5
Add: Change in fair value of contingent consideration	(0.7)	(13.9)	23.6	(79.3)
Add: Gain on sale of hydrogen plants	—	—	—	(471.1)
Add: Severance costs	—	—	—	12.9
Add: (Gain) loss on extinguishment of debt	(60.3)	—	(60.3)	22.2
EBITDA excluding special items	$179.8	$(304.2)	$(141.3)	$(739.0)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$240.8	$(280.4)	$565.0	$(915.2)
Add: Stock-based compensation	6.1	9.5	20.1	25.9
Add: Change in fair value of catalyst obligations	(17.8)	2.4	(13.6)	(4.2)
Add: Non-cash LCM inventory adjustment (1)	—	(9.9)	(669.6)	691.5
Add: Change in fair value of contingent consideration (1)	(0.7)	(13.9)	23.6	(79.3)
Add: Gain on sale of hydrogen plants (1)	—	—	—	(471.1)
Add: Severance costs (1)	—	—	—	12.9
Add: (Gain) loss on extinguishment of debt (1)	(60.3)	—	(60.3)	22.2
Adjusted EBITDA	$168.1	$(292.3)	$(134.8)	$(717.3)
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
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2021	2020
January 1,	$669.6	$401.6
June 30,	—	1,103.0
September 30,	—	1,093.1

    The following table includes the corresponding impact of changes in the LCM inventory reserve on both income (loss) from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Net LCM inventory adjustment benefit (charge) in both income (loss) from operations and net income (loss)	$—	$9.9	$669.6	$(691.5)

Change in Fair Value of Contingent Consideration - During the three months ended September 30, 2021, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $0.7 million. During the nine months ended September 30, 2021, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration which decreased income from operations and net income by $23.6 million. During the three months ended September 30, 2020 we recorded a change in the fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $13.9 million, respectively. During the nine months ended September 30, 2020, we recorded a change in the fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $79.3 million.
Gain on Sale of Hydrogen Plants - During the nine months ended September 30, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million There was no such gain during the three or nine months ended September 30, 2021.

Severance Costs - During the nine months ended September 30, 2020, we recorded a severance charge related to a reduction in our workforce that decreased income from operations and net income by $12.9 million. There were no such costs in any of the other periods presented.
(Gain) Loss on Extinguishment of debt - During the three and nine months ended September 30, 2021, we recorded a gain on extinguishment of debt related to the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes which increased income before income taxes and net income by $60.3 million. During the nine months ended September 30, 2020, we recorded debt extinguishment costs of $22.2 million related to the redemption of the 2023 Senior Notes. There were no such costs in any of the other periods presented.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities, as described below. Starting in the first quarter of 2020, the COVID-19 pandemic and the related worldwide economic slowdown, including travel restrictions and stay-at-home orders, resulted in significant decreases in the demand for and market prices of our products, which in turn negatively impacted our results of operations and overall liquidity. In the current year, demand for refined petroleum products has started to recover following the lifting or easing of these restrictions by many governmental authorities in response to decreasing COVID-19 infection rates and the distribution of COVID-19 vaccines. We continue to be focused on assessing and adapting to the challenging operating environment and evaluating our strategic measures to improve liquidity and strengthen our balance sheet. Our response to the current economic environment and its impact on our liquidity is more fully described in the “Liquidity” section below.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $184.9 million for the nine months ended September 30, 2021 compared to net cash used in operating activities of $935.0 million for the nine months ended September 30, 2020. Our overall increase in cash provided by operating activities was primarily driven by our accrued expense increase in renewable energy credit and emissions obligations as a result of our increase in the unfunded RINs obligation as of September 30, 2021. Our operating cash flows for the nine months ended September 30, 2021 include our net income of $50.8 million, net changes in operating assets and liabilities reflecting cash proceeds of $434.5 million, depreciation and amortization of $331.4 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $46.0 million, pension and other post-retirement benefits costs of $38.0 million, change in the fair value of the contingent consideration associated with the Martinez Acquisition of $23.6 million, and stock-based compensation of $20.1 million, partially offset by a non-cash benefit of $669.6 million relating to an LCM inventory adjustment, gain on extinguishment of debt related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $60.3 million, deferred income taxes of $15.6 million, change in the fair value of our catalyst obligations of $13.6 million and gain on sale of assets of $0.4 million. Our operating cash flows for the nine months ended September 30, 2020 included our net loss of $1,412.9 million, gain on sale of assets mainly related to the sale of the hydrogen plants of $469.4 million, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $19.1 million, change in the fair value of the contingent consideration associated with the Martinez Acquisition of $79.3 million, and a change in the fair value of our catalyst obligations of $4.2 million, offset by depreciation and amortization of $352.0 million, a non-cash charge of $691.5 million relating to an LCM inventory adjustment, pension and other post-retirement benefits costs of $41.5 million, stock-based compensation of $25.9 million, deferred income taxes of $8.6 million and debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million. In addition, net change in operating assets and liabilities reflects uses of cash of $91.8 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $220.3 million for the nine months ended September 30, 2021 compared to net cash used in investing activities of $980.7 million for the nine months ended September 30, 2020. The net cash flows used in investing activities for the nine months ended September 30, 2021 was comprised of cash outflows of capital expenditures totaling $135.1 million, expenditures for refinery turnarounds of $64.6 million, and expenditures for other assets of $20.6 million. Net cash used in investing activities for the nine months ended September 30, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $148.4 million, expenditures for refinery turnarounds of $175.8 million, and expenditures for other assets of $9.7 million, partially offset by proceeds from sale of assets of $529.4 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $92.9 million for the nine months ended September 30, 2021 compared to net cash provided by financing activities of $2,405.6 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net cash used in financing activities consisted primarily of $90.9 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, net settlements of precious metal catalyst obligations of $18.5 million, payments on finance leases of $10.7 million, principal amortization payments of the PBF Rail Term Loan of $5.5 million, and distributions to members of $2.7 million, partially offset by proceeds from contributions from PBF LLC of $28.0 million, proceeds from insurance premium financing of $7.0 million, and deferred financing costs and other of $0.4 million. For the nine months ended September 30, 2020, net cash provided by financing activities consisted of cash proceeds of $982.9 million from the issuance of the 2025 Senior Secured Notes net of related issuance costs, cash proceeds of $469.9 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, proceeds from contributions from PBF LLC of $33.4 million, net borrowings under our Revolving Credit Facility of $900.0 million, proceeds from catalyst financing arrangements of $51.9 million and proceeds from insurance premium financing of $12.7 million, partially offset by distributions to members of $22.2 million, net settlements of precious metal catalyst obligations of $8.8 million, principal amortization payments of the PBF Rail Term Loan of $5.4 million, deferred financing costs and other of $0.1 million, and payments on finance leases of $8.9 million.
Debt and Credit Facility
Long-Term Debt Related Transactions
During the three months ended September 30, 2021, we executed various transactions that resulted in the extinguishment of approximately $246.2 million of our debt obligations. The reduction in debt consisted of a number of open market repurchases of our 2028 Senior Notes and 2025 Senior Notes that resulted in the extinguishment of $117.7 million in principal of the 2028 Senior Notes and $35.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to extinguish the notes totaled $90.9 million and resulted in a $60.3 million gain recognized in our Condensed Consolidated Statement of Operations. We also settled one of our precious metal financing arrangements in September of 2021, resulting in an approximate $18.5 million decrease to our long-term debt obligation as of September 30, 2021.

We may, at any time and from time to time, seek to continue to repurchase or retire our outstanding debt securities through cash purchases (and/or exchanges for equity or debt), in open-market purchases, block trades, privately negotiated transactions or otherwise, upon such terms and at such prices as we may determine. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital, the trading prices of our debt securities, legal requirements and contractual restrictions and economic and market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material. We are not obligated to repurchase any of our debt securities other than as set forth in the applicable indentures, and repurchases may be suspended or discontinued at any time without prior notice.
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
We are in compliance as of September 30, 2021 with all covenants, including financial covenants, in all of our debt agreements.

Liquidity
As of September 30, 2021, our operational liquidity was more than $2.6 billion, which consists of $1.4 billion of cash, and more than $1.2 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
Due to the unprecedented events caused by the COVID-19 pandemic and the negative impact on our liquidity, we executed a plan to strengthen our balance sheet and increase our flexibility and responsiveness by incorporating certain adjustments to our operations and other cost saving measures. We remain committed to our plan in the current year with notable events within the past twelve months highlighted below:
•Extinguishment of $229.0 million of our 2028 Senior Notes and 2025 Senior Notes to date, which will result in annual cash interest savings of approximately $14.4 million;
•In October 2021, we executed the long-term extension of the third amended and restated intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron through 2024, covering certain crude oil, intermediate and finished products across our East Coast and Chalmette refineries;
•On December 31, 2020, we completed the operational reconfiguration of our East Coast Refining System comprised of our Delaware City and Paulsboro refineries. The reconfiguration resulted in the temporary idling of certain Paulsboro refinery units and overall lower throughput and inventory levels. Recurring annual operating and capital expenditures savings are expected to be approximately $100.0 million and $50.0 million, respectively, relative to average historic levels;
•Implemented and/or continued various cost reduction and cash preservation initiatives, including a significant decrease in 2021 planned capital expenditures and reducing 2021 operating expenses driven by minimizing discretionary activities and third-party services; and
•Continued the temporary suspension of PBF Energy’s quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter, to support the balance sheet.
We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. We continue to adjust our operational plans to the evolving market conditions and continue to target and execute expense reduction measures. We also remain committed to assessing other opportunities that could help improve our liquidity, including by further reducing debt and/or potential sales of non-operating assets or other real property, although there can be no assurance that we will do so.
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

We may incur additional indebtedness in the future, including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the nine months ended September 30, 2021, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we make new investments, repurchase our outstanding debt or incur new liens.
Working Capital
Our working capital at September 30, 2021 was $1,135.0 million, consisting of $5,449.6 million in total current assets and $4,314.6 million in total current liabilities. Our working capital at December 31, 2020 was $1,265.4 million, consisting of $3,819.1 million in total current assets and $2,553.7 million in total current liabilities.
Capital Spending
Capital spending was $220.3 million for the nine months ended September 30, 2021, which primarily included costs associated with safety related enhancements and facility improvements at our refineries. We currently expect our net refining capital expenditures during 2021 to be within a range of approximately $400.0 million to $450.0 million for facility improvements, maintenance and turnarounds with the intention of satisfying all required safety, environmental and regulatory capital commitments.
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

Inventory Intermediation Agreement
On October 25, 2021, PBF Holding and its subsidiaries, Delaware City Refining Company (“DCR”), Paulsboro Refining Company (“PRC”) and Chalmette Refining, L.L.C. (“Chalmette Refining”, and together with PBF Holding, DCR and PRC, the “PBF Entities”), entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the existing Inventory Intermediation Agreements were amended and restated in their entirely, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Third Inventory Intermediation Agreement at that time. We intend to either extend or replace the Third Inventory Intermediation Agreement prior to its expiration.
At September 30, 2021, the LIFO value of the J. Aron Products included within Inventory in our Condensed Consolidated Balance Sheets was $355.5 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Off-Balance Sheet Arrangements and Contractual Obligations and Commitments
We have no off-balance sheet arrangements as of September 30, 2021, other than outstanding letters of credit of approximately $424.4 million.
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
Supplemental Guarantor Financial Information
As of September 30, 2021, PBF Services Company, DCR, PBF Power Marketing LLC, PRC, Toledo Refining Company LLC, Chalmette Refining, PBF Western Region LLC, Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC (“MRC”), PBF International Inc. and PBF Investments LLC (“PBF Investments”) are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2025 Senior Secured Notes, the 7.25% senior notes due 2025 (the “2025 Senior Notes”) and 2028 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated May 30, 2017 and January 24, 2020, among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americans, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and the indenture dated May 13, 2020, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. The 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.
The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	September 30, 2021	December 31, 2020
ASSETS
Current Assets (1)	$5,225.0	$3,559.0
Non-Current Assets	5,678.1	5,990.0
Due from non-guarantor subsidiaries	15,511.5	13,813.0

LIABILITIES AND EQUITY
Current liabilities (1)	$4,033.5	$2,350.0
Long-term liabilities	4,887.2	5,411.0
Due to non-guarantor subsidiaries	15,436.4	13,770.0

(1) Includes $4.0 million and $63.2 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of September 30, 2021. Includes $4.9 million and $53.2 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of December 31, 2020. Refer to “Note 7 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Statements of Operations (in millions)	2021	2020	2021	2020
Revenues	$7,067.9	$3,585.7	$18,758.9	$11,156.2
Cost of sales	6,375.2	3,664.8	16,762.2	11,960.4
Gross margin	692.7	(79.1)	1,996.7	(804.2)
Income (loss) from operations	633.9	(112.2)	1,815.3	(434.8)

Net income (loss)	636.5	(182.1)	1,632.3	(589.5)
Net income (loss) attributable to PBF Holding Company LLC	635.6	(182.1)	1,629.0	(589.5)

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$594.9	$279.4	$1,637.6	$835.9
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	24.1	4.8	56.9	12.5
Affiliate revenues related to transactions with PBFX (1)	4.0	4.1	12.0	12.3
Affiliate expenses related to transactions with PBFX (1)	75.5	70.8	226.5	218.7
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
At September 30, 2021 and December 31, 2020, we had gross open commodity derivative contracts representing 23.1 million barrels and 10.0 million barrels, respectively, with an unrealized net loss of $40.4 million and $3.0 million, respectively. The open commodity derivative contracts as of September 30, 2021 expire at various times during 2021 and 2022.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 33.7 million barrels and 28.2 million barrels at September 30, 2021 and December 31, 2020, respectively. The average cost of our hydrocarbon inventories was approximately $79.80 and $78.64 per barrel on a LIFO basis at September 30, 2021 and December 31, 2020, respectively. The December 31, 2020 results exclude the net impact of an LCM inventory adjustment of approximately $669.6 million, whereas at September 30, 2021, the replacement value of inventory exceeded the LIFO carrying value on a converted basis. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.

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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At September 30, 2021, we had $900.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.3 million annually.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of September 30, 2021. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On December 28, 2016, the Delaware Department of Natural Resources and Environmental Control issued the Coastal Zone Act permit for the ethanol project (the “Ethanol Permit”) to DCR allowing the utilization of existing tanks and existing marine loading equipment at their existing facilities to enable denatured ethanol to be loaded from storage tanks to marine vessels and shipped to offsite facilities. On January 13, 2017, the issuance of the Ethanol Permit was appealed by two environmental groups. On February 27, 2017, the Coastal Zone Industrial Control Board (the “Coastal Zone Board”) held a public hearing and dismissed the appeal, determining that the appellants did not have standing. The appellants filed an appeal of the Coastal Zone Board’s decision with the Delaware Superior Court (the “Superior Court”) on March 30, 2017. On January 19, 2018, the Superior Court rendered an Opinion regarding the decision of the Coastal Zone Board to dismiss the appeal of the Ethanol Permit for the ethanol project. The judge determined that the record created by the Coastal Zone Board was insufficient for the Superior Court to make a decision, and therefore remanded the case back to the Coastal Zone Board to address the deficiency in the record. Specifically, the Superior Court directed the Coastal Zone Board to address any evidence concerning whether the appellants’ claimed injuries would be affected by the increased quantity of ethanol shipments. On remand, the Coastal Zone Board met on January 28, 2019 and reversed its previous decision on standing ruling that the appellants have standing to appeal the issuance of the Ethanol Permit. The parties to the action filed a joint motion with the Coastal Zone Board, requesting that the Coastal Zone Board concur with the parties’ proposal to secure from the Superior Court confirmation that all rights and claims are preserved for any subsequent appeal to the Superior Court, and that the matter then be scheduled for a hearing on the merits before the Coastal Zone Board. The Coastal Zone Board notified the parties in January of 2020 that it concurred with the parties’ proposed course of action. The appellants and DCR subsequently filed a motion with the Superior Court requesting relief consistent with what was described to the Coastal Zone Board. In March of 2020, the Superior Court issued a letter relinquishing jurisdiction over the matter and concurring with the parties’ proposal to allow the case to proceed to a hearing on the merits before the Coastal Zone Board. The parties must now jointly propose to the Coastal Zone Board a schedule for prehearing activity and a merits hearing to resolve the matter. The parties must, therefore, submit to the Coastal Zone Board a joint proposed schedule to govern future proceedings related to the merits hearing to resolve the matter.
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
EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General. On April 7, 2021, we were notified that these alleged remaining six federal RCRA violations had been referred to EPA for resolution. On June 2, 2021, EPA conducted a follow-up inspection to the December 2016 RCRA inspection. On August 13, 2021, we received EPA’s follow up report appearing to show that the six federal RCRA findings were closed with no further enforcement action. We have followed up with the EPA to confirm the report’s conclusions. The alleged remaining state RCRA violation is still pending with the California Attorney General.
On February 4, 2021, we received a letter from the SCAQMD proposing to settle a NOV relating to 15 Title V deviations alleged to have occurred in the second half of 2017 for $1.3 million. On October 8, 2021, we reached settlement in principle with the SCAQMD to pay a penalty of $250,000 for 14 of the Title V deviations and a penalty of $1.3 million for the remaining deviation, which for this deviation covers a period of 2017 through 2021. The parties are currently drafting the appropriate settlement agreements.
As the ultimate outcomes of the matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining Company LLC and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On March 18, 2019, the class certification hearing was held and the court took the matter under submission. On April 1, 2019, the court issued an order denying class certification. On April 15, 2019, plaintiffs filed a Petition for Permission to Appeal the Order Denying Motion for Class Certification. On May 3, 2019, plaintiffs filed a Motion with the Central District Court for Leave to File a Renewed Motion for Class Certification. On May 22, 2019, the judge granted plaintiffs’ motion. We filed our opposition to the motion on July 29, 2019. The plaintiffs’ motion was heard on September 23, 2019. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the court. On February 9, 2021, the court issued an order taking both motions under submission pending additional discovery and briefing related to plaintiff Youssef and whether a new class representative should be substituted. The court has also ordered that the rebuttal expert disclosure deadline, the expert discovery cut-off, the motion hearing cut-off, and all other case deadlines be stayed pending the court’s decision as to whether the case can proceed with a new class representative and whether defendants will be permitted to conduct additional soil vapor sampling in the ground subclass area. On March 6, 2021, plaintiff Youssef’s second deposition was taken. On March 22, 2021, based on plaintiff Youssef’s deposition, we filed our brief requesting the court dismiss plaintiff Youssef’s claims for nuisance and trespass and deny plaintiffs’ motion for leave to file a third amended complaint to substitute a new named plaintiff or class representative. On April 5, 2021, plaintiffs filed a brief regarding their motion. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines as follows: defendants to take discovery as to Navarro’s adequacy to serve as the class representative due on October 1, 2021; plaintiffs’ motion to substitute class representative due on October 8, 2021; defendants’ opposition to motion to substitute class representative due on October 29, 2021; plaintiffs’ reply in support of motion to substitute class representative due on November 15, 2021; hearing on motion for substitution of class representative scheduled for November 22, 2021, or such other date as ordered by the Court; and the parties to submit a proposed trial schedule, if necessary, within fourteen days of the court’s order on Plaintiffs’ motion to substitute class representative. On September 7, 2021, we filed our Answer to the corrected TAC. On September 23, 2021, Navarro’s deposition was taken. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. Our opposition to this motion is due October 29, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleging numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Operating Company LLC, Chalmette Refining, two individual employees of the Chalmette refinery (the “PBF Defendants”), two entities, PBF Consultants, LLC (“PBF Consultants”) and PBF Investments that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while employed by Clean Harbors and performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff seeks unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. On October 8, 2021, we and our insurers reached an agreement in principle to settle this litigation and the related matters and we are awaiting the execution of settlement documents and dismissal of the lawsuit. Our portion of the settlement was accrued as of September 30, 2021 and did not have a material impact on our financial position, results of operations, or cash flows.
On September 7, 2021, MRC filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the BAAQMD requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of amendments to “Regulation 6-5: Particulate Emissions from Refinery Fluidized Catalytic Cracking Units - 2021 Amendment” (“Rule 6-5 Amendment”). MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. A mandatory settlement conference with the BAAQMD was held on October 27, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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

Item 1A. Risk Factors

The following risk factor supplements and/or updates the risk factor previously disclosed in “Item 1A. Risk Factors” of our 2020 Annual Report on Form 10-K.
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

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Third Amended and Restated Inventory Intermediation Agreement dated as of October 25, 2021, among J. Aron & Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining, L.L.C. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 28, 2021 (File No. 001-35764)).

22.1*	List of Guarantor Subsidiaries

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 ——————————

*	Filed herewith.
†	Portions of the exhibits have been omitted because such information is both (i) not material and (ii) could be competitively harmful if publicly disclosed.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date:	November 2, 2021	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	November 2, 2021	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)