Form 10-K
period 2021-12-31
PBF Holding Co LLC; PBF Finance Corp
filed 2022-03-02
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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
PBF Holding Company LLC    ☐ Yes ☒ No
PBF Finance Corporation    ☐ Yes ☒ No
(Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)
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

PBF Holding Company LLC	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
PBF Finance Corporation	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
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
PBF Holding Company LLC has no common stock outstanding. As of February 25, 2022, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.
PBF Finance Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc., the managing member of our direct parent PBF Energy Company LLC, will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2022 Annual Meeting of Stockholders within 120 days after December 31, 2021. Portions of the Proxy Statement of PBF Energy Inc. are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF HOLDING COMPANY LLC

GLOSSARY OF SELECTED TERMS
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10-K have the following meanings:
“AB 32” refers to the greenhouse gas emission control regulations in the state of California to comply with Assembly Bill 32.
“ANS” refers to Alaskan North Slope crude oil reflective of West Coast economics, characterized by API gravity between 28° and 35°.
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
“bpd” is an abbreviation for barrels per day.
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
“ESG” refers to environmental, social, and governance matters.
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
“ExxonMobil” refers to Exxon Mobil Corporation.
“FCC” refers to fluid catalytic cracking.
“feedstocks” refers to crude oil and partially refined products that are processed and blended into refined products.
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
“OSHA” refers to the Occupational Safety and Health Administration of the U.S. Department of Labor.
“PADD” refers to Petroleum Administration for Defense Districts.
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
Explanatory Note
This Annual Report on Form 10-K is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of December 31, 2021. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

PART I
In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “we,” “our” or “us” refer to PBF Holding, and, in each case, unless the context otherwise requires, its consolidated subsidiaries. References to “subsidiary guarantors” refer to PBF Services Company LLC (“PBF Services”), PBF Power Marketing LLC (“PBF Power”), Paulsboro Refining Company LLC (“PRC”), Toledo Refining Company LLC (“Toledo Refining”), Delaware City Refining Company LLC (“DCR”), PBF Investments LLC (“PBF Investments”), PBF International Inc., Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), and Martinez Refining Company LLC (“Martinez Refining”), which are the subsidiaries of PBF Holding that guarantee PBF Holding’s 7.25% senior notes due 2025 (the “2025 Senior Notes”), 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”), and the 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”) as of December 31, 2021.
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
ITEM. 1 BUSINESS
Overview and Corporate Structure
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of December 31, 2021, we own and operate six domestic oil refineries and related assets. Based on the current configuration (as disclosed in the “PBF Holding Refineries” section below) our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. The Company’s six oil refineries are aggregated into one reportable segment.
Ownership Structure
We are a Delaware limited liability company and a holding company for our operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. We are a wholly-owned subsidiary of PBF LLC, and PBF Energy is the sole managing member of, and owner of an equity interest as of December 31, 2021 representing approximately 99.2% of the outstanding economic interests in PBF LLC.
On December 18, 2012, our indirect parent, PBF Energy completed its IPO. As a result of PBF Energy’s IPO and related organization transactions, PBF Energy became the sole managing member of PBF LLC and operates and controls all of its business and affairs and consolidates the financial results of PBF LLC and its subsidiaries, including PBF Holding and PBF Finance. As of December 31, 2021, PBF Energy held 120,340,808 PBF LLC Series C Units and its current and former executive officers and directors and certain employees and others beneficially held 927,990 PBF LLC Series A Units, and the holders of PBF Energy’s issued and outstanding shares of its Class A common stock have approximately 99.2% of the voting power in PBF Energy and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.8% of the voting power.

PBF Holding Refineries
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. In 2020, we reconfigured our Delaware and Paulsboro refineries (the “East Coast Refining Reconfiguration”), temporarily idling certain of our major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit that we refer to as the “East Coast Refining System”. Each refinery is briefly described in the table below:

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
Public Offerings of PBF Logistics LP and Subsequent Drop-Down Transactions
PBF Logistics LP (“PBFX”) is an affiliate of ours. PBFX is a fee-based, growth-oriented, publicly-traded Delaware MLP formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. The majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with us, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products, and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by us to PBFX.

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
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Recent Developments
COVID-19 and Market Developments
The ongoing COVID-19 pandemic continues to negatively impact worldwide economic and commercial activity. The COVID-19 pandemic and the related governmental and consumer responses, resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces, significantly lowering global demand for refined petroleum and petrochemical products. We have seen the demand for these products starting to rebound in 2021 as a result of the lifting or easing of governmental restrictions and the distribution of COVID-19 vaccines and other protective measures. Despite these signs of improvements, the resulting economic consequences of the COVID-19 pandemic remain uncertain and will depend on the ongoing severity, location and duration of the pandemic and variants thereof, the effectiveness of the vaccine programs, and the related impact on overall economic activity, all of which cannot be predicted with certainty at this time.
We continue to adjust our operational plans to the evolving market conditions and continue to monitor and maintain lower operating expenses through significant reductions in discretionary activities and third-party services. In the fourth quarter of 2020, we successfully reconfigured our East Coast Refining System to maintain the most profitable elements of two refineries while reducing costs and improving our competitive position.
We also remain focused on enhancing the profitability and reliability of our core operations. While our refining capital expenditures in 2022 are projected to increase in comparison to 2021, we continue to focus on capital discipline, with turnaround and other mandatory spend accounting for the majority of total planned refining capital expenses for 2022. Consistent with our prior year approach, we will be responsive with regards to the pace of capital expenditures and scope of turnarounds depending on market conditions. Our 2022 estimate for maintenance, environmental, regulatory and safety capital expenditures are estimated to remain in line with our historical average of $150.0 million to $200.0 million. For the first half of 2022, we expect to incur turnaround-related capital expenditures of approximately $200.0 million to $225.0 million, primarily relating to turnarounds at our East and West Coast refineries.
Renewable Diesel Project
We are currently progressing on our renewable diesel project that will be located at our Chalmette refinery. The project will incorporate certain existing idled assets at the refinery, including an idle hydrocracker, along with a newly-constructed pre-treatment unit to establish a 20,000 barrel per day renewable diesel production facility. To date the project has been focused on completing engineering, permitting, securing longer-lead time equipment and commencing initial site preparations. We are also currently engaging in discussions with potential strategic and financial partners for the project.

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

The diagram below depicts our organizational structure as of December 31, 2021:

Current and Former Management
Public Stockholders
Shares of Class B common stock
• Voting rights only
• One vote to each PBF LLC Series A unit held by such holder
• Less than 1% of voting power in PBF Energy Inc
Class A common stock
• Over 99% of voting power in PBF Energy
• 100% of economic interests in PBF Energy
PBF LLC Series A Units
• Represents less than 1% of the total economic interest of PBF LLC
• Not publicly traded
• No voting rights
• Economic rights only
• Exchangeable on one-for-one basis for shares of our Class A common stock
PBF Energy Inc. (NYSE: PBF) (PBF Energy)
Sole Managing Member and holder of PBF LLC SeriesC units
• Over 99% of the total economic interest of PBF LLC
• 100% management power in PBF LLC
PBF Energy Company LLC (PBF LLC)
PBF Logistics GP LLC (PBF GP)
48% limited partner interest
Non-economic general partner interest
Public Common Unitholders
52% limited partner interest
PBF Logistics LP (NYSE: PBFX) (PBF Logistics)
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023
Operating Subsidiaries
PBF Holding Company LLC (PBF Holding)
Revolving Credit Facility
Senior Secured Notes due 2025
Senior Notes due 2025
Senior Note due 2028
Refining and Other Operating Subsidiaries
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
Our refinery assets as of December 31, 2021 are described below.
East Coast Refining System (Delaware City Refinery and Paulsboro Refinery)
Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. The Delaware City refinery is a fully integrated operation that receives crude via rail at crude unloading facilities owned by PBFX, or via ship or barge at the docks owned by the Delaware City refinery located on the Delaware River. The crude and other feedstocks are stored in an extensive tank farm prior to processing. In addition, there is a 15-lane, 76,000 bpd capacity truck loading rack (the “DCR Truck Rack”) located adjacent to the refinery and a 23-mile interstate pipeline (the “DCR Products Pipeline”) that are used to distribute clean products. The DCR Products Pipeline and DCR Truck Rack were sold to PBFX and PBFX owns additional assets that support the Delaware City refinery. The Paulsboro refinery is located on approximately 950-acres on the Delaware River in Paulsboro, New Jersey, near Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River.
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
Feedstocks and Supply Arrangements. We source our crude oil needs for Delaware City primarily through short-term and spot market agreements. We have a contract with Saudi Aramco pursuant to which we have purchased up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at the Paulsboro refinery. The crude purchased under this contract is priced off the ASCI.
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

Inventory Intermediation Agreement. On October 25, 2021, we entered into a third amended and restated inventory intermediation agreement with J. Aron, (the “Third Inventory Intermediation Agreement”), to support the operations of the Delaware City, Paulsboro and Chalmette refineries (collectively, the “PBF Entities”). The Third Inventory Intermediation Agreement expires on December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025.
Pursuant to the Third Inventory Intermediation Agreement, J. Aron purchases and holds title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”), purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the "Refineries") and delivered into our storage tanks at the Refineries (the “Storage Tanks”). The J. Aron Products are sold back to us as the J. Aron Products are discharged out of our Storage Tanks. At expiration or termination of the Third Inventory Intermediation Agreement, we will have to repurchase the inventories outstanding under the Third Inventory Intermediation Agreement at that time.
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
Under normal operating conditions for the reconfiguration, the Paulsboro refinery consumes approximately 38,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Paulsboro refinery is mostly self-sufficient for electrical power through a mix of gas and steam turbine generators. The Paulsboro refinery generation supplies all of the 20MW total refinery load. There are circumstances where available generation is greater than the total refinery load, and the Paulsboro refinery can export up to about 40MW of power to the utility grid if warranted. If necessary, supplemental electrical power is available on a guaranteed basis from the local utility. The Paulsboro refinery is connected to the grid via three separate 69KV aerial feeders and has the ability to run entirely on imported power. Steam is produced in three boilers and a heat recovery steam generator fed by the exhaust from the gas turbine. In addition, there are a number of waste heat boilers and furnace stack economizers throughout the refinery that supplement the steam generation capacity. The Paulsboro refinery’s hydrogen needs are met by the steam methane reformer as the catalytic reformer was idled.
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
Feedstocks and Supply Arrangements. We source our crude oil needs for the Toledo refinery primarily through short-term and spot market agreements.
Refined Product Yield and Distribution. The Toledo refinery produces finished products, including gasoline, jet and ULSD, in addition to a variety of high-value petrochemicals including benzene, toluene, xylene, nonene and tetramer. The Toledo refinery is connected, via pipelines, to an extensive distribution network throughout Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania and West Virginia. The finished products are transported on pipelines owned by Sunoco Logistics Partners L.P. and Buckeye Partners L.P. In addition, we have proprietary connections to a variety of smaller pipelines and spurs that help us optimize our clean products distribution. A significant portion of the Toledo refinery’s gasoline and ULSD are distributed through various terminals in this network.
We have an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement initially was scheduled to expire in March 2022 but has been extended and now expires in April 2022, subject to certain early termination rights. We are currently in active negotiations with Sunoco on renewal of this contract. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.
Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.5 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 1.3 million barrels are dedicated to crude oil storage with the remaining 3.2 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Toledo refinery consumes approximately 25,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Toledo refinery purchases its electricity from the PJM grid and has a long-term contract to purchase hydrogen and steam from a local third-party supplier. In addition to the third-party steam supplier, the Toledo refinery consumes a portion of the steam that is generated by its various process units.

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
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the Chalmette refinery through connections to the CAM Pipeline and MOEM Pipeline, as well as our marine terminal, and through short-term and spot market agreements.
Refined Product Yield and Distribution. The Chalmette refinery predominantly produces gasoline and diesel fuels and also manufactures high-value petrochemicals including benzene and xylene. Products produced at the Chalmette refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of our clean products are delivered to customers via pipelines. Our ownership of the Collins pipeline and T&M terminal provides the Chalmette refinery with strategic access to Southeast and East Coast markets through third-party logistics.
Inventory Intermediation Agreement. At the election of the PBF Entities, certain inventory at the Chalmette refinery may be held by J. Aron pursuant to the Third Inventory Intermediation Agreement. Refer to East Coast Refining System (Delaware City refinery and Paulsboro refinery), above, for further details.
Tankage Capacity. The Chalmette refinery has a total tankage capacity of approximately 8.1 million barrels. Of this total, approximately 2.6 million barrels are allocated to crude oil storage with the remaining 5.5 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 25,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen from a third-party supplier.

Torrance Refinery
Overview. The Torrance refinery is located on 750-acres in Torrance, California. It is a high-conversion crude, delayed-coking refinery capable of processing both heavy and medium crude oils through its crude unit and downstream units. In addition to refining assets, the Torrance refinery acquisition included a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant logistics asset is a crude gathering and transportation system which delivers San Joaquin Valley crude oils directly from the field to the refinery, which is now owned by PBFX. Additionally, there are several pipelines serving the refinery that provide access to sources of waterborne crude oils including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline that supplies jet fuel to the Los Angeles airport that are held by affiliates of the refinery.
The following table approximates the Torrance refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	166,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	90,000
Hydrotreating Units	155,500
Hydrocracking Unit	25,000
Alkylation Unit	25,500
Delayed Coking Unit	58,000
Feedstocks and Supply Arrangements. The Torrance refinery primarily processes a variety of medium and heavy crude oils. We have a crude supply agreement with ExxonMobil for approximately 60,000 bpd of crude oil that can be processed at our Torrance refinery. This crude supply agreement has an automatic renewal feature, unless either party gives thirty-six months written termination notice. Additionally, we obtain crude and feedstocks from other sources through connections to third-party pipelines as well as ship docks and truck racks.
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
Tankage Capacity. The Torrance refinery has a total tankage capacity of approximately 8.6 million barrels. Of this total, approximately 2.1 million barrels are allocated to crude oil storage with the remaining 6.5 million barrels allocated to intermediates and products.
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

Martinez Refinery
Overview. The Martinez refinery is located on an 860-acre site in the City of Martinez, 30 miles northeast of San Francisco, California. The refinery is a high-conversion, dual-coking facility with a Nelson Complexity Index of 16.1, making it one of the most complex refineries in the United States. The facility is strategically positioned in Northern California and provides for operating and commercial synergies with the Torrance refinery located in Southern California. In addition to refining assets, the Martinez refinery includes a number of high-quality onsite logistics assets including a deep-water marine facility, product distribution terminals and refinery crude and product storage facilities with approximately 8.8 million barrels of shell capacity.
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
The annual fee under the Omnibus Agreement for the year ended December 31, 2021 was $7.3 million, inclusive of obligations under the Omnibus Agreement to reimburse us for certain compensation and benefit costs of employees who devoted more than 50% of their time to PBFX during the year ended December 31, 2021. We currently estimate to receive $8.3 million, inclusive of estimated obligations under the Omnibus Agreement as a reimbursement for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2022.
Services Agreement
Additionally, PBFX entered into an operation and management services and secondment agreement with us and certain of our subsidiaries (as amended, the “Services Agreement”), pursuant to which we provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses us for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2021, PBFX paid us an annual fee of $8.7 million pursuant to the Services Agreement and we currently estimate to receive the same annual reimbursement pursuant to the Services Agreement for the year ending December 31, 2022.
On February 13, 2019, we amended the existing Amended and Restated Delaware City Rail Terminaling Services Agreement, by and between Delaware City Terminaling Company LLC (“DCTC”) and us (as amended effective January 1, 2019, the “Amended and Restated Delaware City Rail Terminaling Services Agreement”) for the inclusion of services through certain rail infrastructure (the “East Coast Rail Assets”) at the assets acquired in connection with the PBFX acquisition of CPI Operations LLC (the “East Coast Storage Assets”). We also entered into a new Terminaling Services Agreement, by and between DCTC and us, with a four-year term starting on January 1, 2022, subsequent to the expiration of the Amended and Restated Delaware City Rail Terminaling Services Agreement, related to the DCR Rail Facilities and the East Coast Rail Assets, which reduced the MVC to 95,000 bpd and includes additional services to be provided by PBFX as operator of facilities owned by our subsidiaries.
The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30-days’ notice.
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel, and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2021, 2020 and 2019, gasoline and distillates accounted for 86.4%, 85.1% and 87.0% of our revenues, respectively.

Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. In addition, we have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2021 and December 31, 2020, only one customer, Shell plc (“Shell”), accounted for 10% or more of our revenues (approximately 15% and 13%, respectively). For the year ended December 31, 2019, no single customer accounted for 10% or more of our revenues. As of December 31, 2021 and December 31, 2020, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 26% and 17%, respectively).
Seasonality
Traditionally, demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline and diesel prices. However, due to the COVID-19 pandemic and related governmental responses, the effects of seasonality on our operating results have been less impactful in 2021 and 2020.
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

Corporate Offices
We currently lease approximately 63,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2023. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
We lease approximately 8,800 square feet for our regional corporate office in Long Beach, California. The lease for our Long Beach office expires in 2026. Functions performed in the Long Beach office include overall regional corporate management, planning and strategy, commercial operations, logistics, contract administration, marketing and governmental affairs.
Employees and Human Capital
Safety
We believe our responsibility to our employees, neighbors, members, other stakeholders and the environment is only fulfilled through our commitment to safety and reliability. Through rigorous training, sharing of expertise across our sites, continuous monitoring and through promoting a culture of excellence in operations, we continuously strive to keep our people, the communities in which we operate in and the environment safe.
Our focus on safety is also evident in our response to the COVID-19 pandemic. We continue to utilize our COVID-19 response team to implement additional social distancing measures across the workplace, enhance personal protective equipment and sanitize our facilities. With the guidance of our COVID-19 response team, we were able to safely return our workforce to their primary locations, and we will continue to rely on our COVID-19 response team and assess the evolution of the COVID-19 pandemic as we evaluate and implement further measures to keep our employees safe.
We are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.
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

Headcount
As of December 31, 2021, we had approximately 3,329 employees, of which 1,801 are covered by collective bargaining agreements. Our hourly employees are covered by collective bargaining agreements through the United Steel Workers (“USW”), the Independent Oil Workers (“IOW”) and the International Brotherhood of Electrical Workers (“IBEW”). We consider our relations with the represented employees to be satisfactory.

Location	Number of employees	Employees covered by collective bargaining agreements	Collective bargaining agreements	Expiration date
Headquarters	374	—	N/A	N/A
Delaware City refinery	520	363	USW	January 2022	*
Paulsboro refinery	225	141	IOW	March 2022
Toledo refinery	476	298 6	USW USW	February 2022 February 2022	* *
Chalmette refinery	527	305	USW	January 2022	*
Torrance refinery	544	298 10	USW IBEW	January 2022 January 2022	* *
Torrance logistics	98	41 4	USW USW	May 2024 January 2022	*
Martinez refinery	565	312 23	USW IBEW	February 2022 February 2022	* *
Total employees	3,329	1,801
*These collective bargaining agreements have expired. Terms related to new collective bargaining agreements have been agreed to on local bargaining issues and have reached a settlement in principle on the National Oil Bargaining Program which sets contract term, wages, health care contributions and any other agreed upon issues and is subject to local union ratification prior to being executed. During this interim period, the terms of the expired agreements will remain in place under rolling 24-hour extensions until new agreements are finalized.

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
We incorporate by reference into this Item the environmental disclosures contained in the following sections of this report:
•Item 1A. “Risk Factors”
◦ Our results of operations continue to be impacted by significant costs to comply with renewable fuels mandates. The market prices for RINs have been volatile and may harm our profitability;
◦ We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate;
◦ We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently;
◦ Potential further laws and regulations related to climate change could have a material adverse impact on our operations and adversely affect our facilities;
◦ Regulation of emissions of greenhouse gases could force us to incur increased capital expenditures and operating costs that could have a material adverse effect on our results of operations and financial condition;
◦ Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition;
◦ Our pipelines are subject to federal and/or state regulations, which could reduce profitability and the amount of cash we generate;
◦ We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations;
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
We incorporate by reference into this Item the federal and state regulatory requirements disclosures contained in the following sections of this report:
•Item 8. “Financial Statements and Supplementary Data”
◦ Note 12 - Commitments and Contingencies

ITEM 1A. RISK FACTORS
Summary of Risk Factors
Operating in our industry involves a degree of risk. These risks are discussed more fully below and include, but are not limited to, the following, any of which could have a material adverse effect on our financial condition, results of operations and cash flows:
Risks Related to the COVID-19 Pandemic
•The COVID-19 pandemic and its effects on our liquidity, business, financial condition and results of operations;
•Decline in demand for our refined products;
•Worsening of market conditions related to the COVID-19 pandemic.
Risks Relating to Our Business and Industry
•The price volatility of crude oil, other feedstocks, blendstocks, refined products and fuel and utility services;
•Volatility in commodity prices and refined product demand;
•Crude oil differentials and related factors, which fluctuate substantially;
•Significant interruptions or casualty losses at any of our refineries and related assets or logistics terminals, pipelines or other facilities;
•Interruptions of supply and distribution at our refineries;
•Renewable fuels mandates and the cost of RINs;
•Existence of capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate;
•Regulation of emissions of greenhouse gases and other environmental and health and safety regulations;
•Enhanced scrutiny on ESG matters;
•Volatility and uncertainty in the credit and capital markets;
•Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events;
•A cyber-attack on, or other failure of, our technology infrastructure;
•Competition from companies who have not been adversely impacted as much as we have been by the COVID-19 pandemic;
•Delays or cost increases related to capital spending programs;
•Product liability and operational liability claims and litigation;
•Prospect that dividend payments may not be reinstated;
•Acquisition or integration of new assets into our business;
•Labor disruptions that would interfere with our operations;
•Discontinuation of employment of any of our senior executives or other key employees;
•Our activity in commodity derivatives markets.
Risks Related to Our Indebtedness
•Our substantial levels of indebtedness;
•Our ability to secure necessary financing on acceptable terms;
•Changes in our credit ratings;
•Limitations on our operations arising out of restrictive covenants in our debt instruments;
•Anti-takeover provisions in our indentures.

Risk Factors
You should carefully read the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer.
Risks Related to the COVID-19 Pandemic
The outbreak of the COVID-19 pandemic significantly and adversely affected our liquidity, business, financial condition and results of operations starting in the first quarter of 2020. While we have seen the demand for our products return in 2021, there can be no assurance that our liquidity, business, financial condition and results of operations will revert to pre-COVID-19 pandemic levels going forward.
The outbreak of the COVID-19 pandemic starting in the first quarter of 2020, negatively impacted, and may continue to impact, worldwide economic and commercial activity and financial markets. The COVID-19 pandemic, and variants thereof, and the related governmental responses resulted in significant business and operational disruptions, including business and school closures, supply chain disruptions, travel restrictions, stay-at-home orders and limitations on the availability of workforces, inclusive of mandatory quarantine periods, and has resulted in significantly lower global demand for refined petroleum and petrochemical products. Although demand for these products started to recover throughout the year ended December 31, 2021 following the lifting or easing of certain restrictions and the distribution of COVID-19 vaccines, and other protective measures, there can be no assurance that future periods will not be negatively impacted by the continuing effect of the COVID-19 pandemic, including resurgences and variants of the virus.
In addition, the impact of the COVID-19 pandemic has created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. It is impossible to estimate the duration or significance of the financial impact that will result from the COVID-19 pandemic. However, the extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operations and liquidity will depend largely on future developments, including the duration and severity of the pandemic and variants thereof, particularly within the geographic areas where we operate, the effectiveness of vaccine programs, and the related impact on overall economic activity, all of which cannot be predicted with certainty at this time.
We continue to work with federal, state and local health authorities to respond to COVID-19 cases in the regions we operate and are taking or supporting measures to try to limit the spread of the virus and to mitigate the burden on the healthcare system. Many of these measures will continue to have an adverse impact on our business and financial results that we are not currently able to fully quantify. For example, we are carefully evaluating projects and non-essential work at our refineries. Based on market conditions, our refineries have been operating at reduced rates, while constantly monitoring and adjusting our production to correlate to increases in product demand. We lowered our capital program for 2021 and will continue to plan to do so in 2022 as compared to historic levels. We have planned a level of capital expenditures we believe will allow us to satisfy and comply with all required safety, environmental and planned regulatory capital commitments and other regulatory requirements, although there are no assurances that we will be able to continue to do so. Non-compliance with applicable environmental and safety requirements, including as a result of reduced staff due to an outbreak at one of our refineries, may impair our operations, may subject us to fines or penalties assessed by governmental authorities and/or may result in an environmental or safety incident. We may also be subject to liability as a result of claims against us by impacted workers or third parties.

Demand for our refined products can significantly decline due to changes in global and regional economic conditions.
Business closings and layoffs in the markets we operate have adversely affected demand for our refined products. Deterioration of general economic conditions or weak demand levels could require additional actions on our part to lower our operating costs, including temporarily or permanently ceasing to operate units at our facilities, as experienced in 2020 in the case of the East Coast Refining Reconfiguration. There may be significant incremental costs associated with such actions. Further deterioration of global and regional economic conditions may harm our liquidity and ability to repay our outstanding debt.
The persistence or worsening or market conditions related to the COVID-19 pandemic may require us to raise additional capital to meet our obligations and operate our business.
Our borrowing base under PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) could be reduced if market conditions deteriorate or crude prices decrease significantly. Our borrowing base availability under the Revolving Credit Facility was $3,400.0 million as of December 31, 2021. If current market conditions return to levels experienced during the height of the COVID-19 pandemic, or worsen, we may require additional capital to meet our obligations as well as to operate our business, and additional financing and/or assets sales may not be possible on favorable terms or at all. Potential economic factors resulting from the COVID-19 pandemic, which could lead to increasing unemployment rates, substantially reduced travel and reduced business and consumer spending, could also affect our business.
Risks Relating to Our Business and Industry
The price volatility of crude oil, other feedstocks, blendstocks, refined products and fuel and utility services may have a material adverse effect on our revenues, profitability, cash flows and liquidity.
Our profitability, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil, intermediate partially refined products, and natural gas liquids that are processed and blended into refined products) at which we are able to sell refined products. Refining is primarily a margin-based business and, to increase profitability, it is important to maximize the yields of high value finished products while minimizing the costs of feedstock and operating expenses. When the margin between refined product prices and crude oil and other feedstock costs contracts, as we experienced in 2020, our earnings, profitability and cash flows are negatively affected. Historically, refining margins have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. An increase or decrease in the price of crude oil will likely result in a similar increase or decrease in prices for refined products; however, there may be a time lag in the realization, or no such realization, of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes.
The nature of our business has required us to maintain substantial crude oil, feedstock and refined product inventories. Although we reduced our crude oil, feedstock and refined product inventories in 2020 to strengthen our financial position in response to the COVID-19 pandemic, inventory has slowly returned to normalized levels in 2021. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other. For example, during the year ended December 31, 2020, we recorded an adjustment to value our inventories to the lower of cost or market which decreased income from operations and net income by $268.0 million and $196.7 million, respectively, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $669.6 million at December 31, 2020. At December 31, 2021, the replacement value of inventories exceeded the LIFO carrying value, therefore no LCM inventory reserve was recorded.
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

Additionally, governmental and regulatory actions, including continued resolutions by the Organization of the Petroleum Exporting Countries to restrict crude oil production levels and executive actions by the current U.S. presidential administration to restrict the advancement of certain energy infrastructure projects such as the Keystone XL pipeline or Enbridge’s Line 5 pipeline, may continue to impact crude oil prices and crude oil differentials. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business and profitability.
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
Our Toledo, Chalmette, Torrance and Martinez refineries receive a significant portion of their crude oil through our owned, as well as third party, pipelines. These pipelines include the Enbridge system, Capline and Mid-Valley pipelines for supplying crude to our Toledo refinery, the MOEM Pipeline (which is owned by PBFX) and CAM Pipeline for supplying crude to our Chalmette refinery and the San Joaquin Pipeline, San Pablo Bay Pipeline, San Ardo and Coastal Pipeline systems for supplying crude to our Torrance and Martinez refineries. Additionally, our Toledo, Chalmette, Torrance and Martinez refineries deliver a significant portion of the refined products through pipelines. These pipelines include pipelines such as the Sunoco Logistics Partners L.P. and Buckeye Partners L.P. pipelines at the Toledo refinery, the Collins pipeline (which is owned by PBFX) at our Chalmette refinery, the Jet Pipeline to the Los Angeles International Airport, the Product Pipeline to Vernon and the Product Pipeline to Atwood at our Torrance refinery and the KinderMorgan SFPP North Pipeline at our Martinez refinery. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third-party action or casualty or other events.
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
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the Renewable Fuel Standard, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the Renewable Fuel Standard, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. The price of RINS was significant in 2021 and could increase further in 2022. We incurred approximately $726.0 million in RINs costs during the year ended December 31, 2021 as compared to $326.4 million and $122.7 million during the years ended December 31, 2020 and 2019, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. EPA’s proposed volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels are expected to be finalized by the end of the first quarter of 2022. As a result, we could also experience fluctuating compliance costs in the future if the volumes finalized by EPA differ from what has been proposed.

We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long-term capital needs. Our short-term working capital needs are primarily related to financing certain of our crude oil and refined products inventory not covered by our various supply agreements and the Third Inventory Intermediation Agreement.
If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Termination of our Third Inventory Intermediation Agreement with J. Aron, which is currently scheduled to expire in 2024, would require us to finance the J. Aron Products covered by the agreement, which financing may not be available at terms that are as favorable or at all. We are obligated to repurchase from J. Aron all volumes of the J. Aron Products upon expiration or earlier termination of this agreement, which may have a material adverse impact on our liquidity, working capital and financial condition. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to repay our indebtedness and other contractual obligations, support ongoing capital expenditures for equipment maintenance and upgrades, including during turnarounds at our refineries, and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.
In addition, from time to time, we are required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. In connection with the Paulsboro, Torrance and Martinez acquisitions, we assumed certain significant environmental obligations, and we have assumed a portion of certain environmental liabilities that may arise in connection with the Martinez acquisition and may similarly do so in future acquisitions. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our liquidity and financial condition will affect our ability to satisfy any and all of these needs or obligations.
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
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations have become increasingly stringent over time, and the cost of compliance with these requirements can be expected to increase over time. For example, on July 21, 2021, the board of Bay Area Air Quality Management District (“BAAQMD”) voted to adopt proposed amendments to “Regulation 6-5: Particulate Emissions from Refinery Fluidized Catalytic Cracking Units - 2021

Amendment” (“Rule 6-5 Amendment”) requiring compliance with more stringent standards for particulate emissions from FCC units at refineries in the Bay Area by 2026. The regulation does not require that any specific technology be utilized to meet the new standards. The costs incurred by us to achieve the new emissions standards at our Martinez refinery within the required timeframe may be significant, and there can be no assurance that the measures we implement will achieve the required emissions reductions.
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
In addition, as many of our facilities are located near coastal areas, rising sea levels may disrupt our ability to operate those facilities or transport crude oil and refined products. Extended periods of such disruption could have an adverse effect on our results of operation. We could also incur substantial costs to protect or repair these facilities.
Regulation of emissions of greenhouse gases could force us to incur increased capital expenditures and operating costs and could have a material adverse effect on our results of operations and financial condition.
Both houses of Congress have actively considered legislation to reduce emissions of GHGs, such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, EPA is taking steps to regulate GHGs under the existing federal Clean Air Act. EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards (such as AB 32). On September 23, 2020 the Governor of California issued an executive order effectively banning the sale of new gasoline-powered passenger cars and trucks by 2035 and requiring zero-emission medium to heavy duty vehicles by 2045 everywhere feasible. The executive order requires state agencies to build out sufficient electric vehicle charging infrastructure. It is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Regulatory requirements also could adversely affect demand for the refined products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.

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
On September 23, 2020, the California Governor issued Executive Order N-79-20 (“N-79-20 Order”) intended to further reduce GHGs within the state. The N-79-20 Order sets a 2035 goal of no sale of internal combustion engines for passenger cars and pickup trucks within California, and a 2045 goal of no sale of internal combustion engine medium- and heavy-duty trucks, and off-road vehicles and equipment. However, the N-79-20 Order would still allow used internal combustion engine vehicles to be used and sold after these dates. The N-79-20 Order encourages zero emissions technologies such as electric vehicles, and accelerated deployment of affordable fueling and charging options. It is currently uncertain how the N-79-20 Order may be ultimately implemented by various California regulatory agencies. In the event we do incur increased costs as a result of increased efforts to control GHG emissions through future adopted regulatory requirements, we may not be able to pass these costs to our customers. These future regulatory requirements also could adversely affect demand for the refined products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.
Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition.
We may be subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own, lease, occupy or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in litigation or other proceedings related to the foregoing. If we were to be held responsible for damages in any such litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at our refineries. Currently, remediation projects for such contamination are underway in accordance with regulatory requirements at our refineries. In connection with the acquisitions of certain of our refineries and logistics assets, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain existing and potential remediation obligations. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our business, financial condition, results of operations and cash flow. See “Item 1. Business—Environmental, Health and Safety Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments”.

We may also face liability arising from current or future claims alleging personal injury or property damage due to exposure to chemicals or other regulated materials, such as various perfluorinated compounds, including perfluorooctanoate, perfluorooctane sulfonate, perfluorohexane sulfonate, or other per-and polyfluoroalkyl substances, (collectively “PFAS”), asbestos, benzene, silica dust and petroleum hydrocarbons, at or from our facilities. We may also face liability for personal injury, property damage, natural resource damage or clean-up costs for the alleged migration of contamination from our properties. A significant increase in the number or success of these claims could materially adversely affect our business, financial condition, results of operations and cash flow. Recently, we have been voluntarily cooperating with various local, state and federal agencies in their review of the environmental and health effects of PFAS and additional PFAS-related laws may be developed at the local, state and federal level that could lead to our incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies or otherwise affect our business. Governmental inquiries or lawsuits involving PFAS could lead to our incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our manufacturing facilities or otherwise. We may be subject to asserted or unasserted claims and governmental regulatory proceedings and inquiries related to the use of PFAS in a variety of jurisdictions.
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
Enhanced scrutiny on ESG matters may negatively impact our business and our access to capital markets.
Enhanced scrutiny on ESG matters may impact our business as it relates to the use of refined products, climate change, increasing public expectations on companies to address climate change, and potential use of substitutes or replacements to our products may result in increased costs, reduced demand for our products, reduced profits, increased regulations and litigation, and adverse impacts on our access to capital markets. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform and advise their investment and voting decisions. Also, some stakeholders may advocate for divestment of fossil fuel investments and encourage lenders to limit funding to companies engaged in the manufacturing of refined products. Unfavorable ESG ratings and investment community divestment initiatives may lead to negative investor and public sentiment toward the Company and to the diversion of capital from our industry, which could have a negative impact on our access to, and costs of, capital.
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
Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy in areas or regions of the world that impact the availability and the means by which we acquire crude oil and other raw materials or sell our refined products may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be affected by United States trade and economic sanctions laws, such as the recently imposed economic sanctions against Russia, which change frequently as a result of foreign policy developments, and which may necessitate changes to our crude oil acquisition or product disposition activities and these charges could have a material adverse effect on our business, results of operation and financial condition. Further, like other industrial companies, our facilities may be the target of terrorist activities or subject to catastrophic events such as natural disasters and pandemic illness. Any act of war, terrorism, or other catastrophic events that result in damage to, or otherwise disrupts the operating activities of, any of our refineries or third-party facilities upon which we are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.
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
Cyber-attacks against us or others in our industry could result in additional regulations, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-sponsored groups, “hacktivists”, criminal organizations or private individuals (including employee malfeasance). Current efforts by the federal government, including the Strengthening the Cybersecurity of Federal Networks and Critical Infrastructure executive order, the issuance of new cybersecurity requirements for critical pipeline owners and operators issued by the Department of Homeland Security’s Transportation Security Administration following a cyber-attack on a major petroleum pipeline in 2021, and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.
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
Most hourly employees at our refineries are covered by collective bargaining agreements through the USW, the IOW and the IBEW. Certain of these agreements have expired while others are scheduled to expire on various dates in 2022 through 2024 (See “Item 1. Business” - Employees). For the agreements that expired, terms related to new collective bargaining agreements have been agreed to on local bargaining issues and have reached a settlement in principle on the National Oil Bargaining Program which sets contract term, wages, health care contributions and any other agreed upon issues and is subject to local union ratification prior to being executed. During this interim period, the terms of the expired agreements will remain in place under rolling 24-hour extensions until new agreements are finalized. Future negotiations prior to the expiration of our collective agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
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
In addition, these hedging activities involve basis risk. Basis risk in a hedging arrangement occurs when the price of the commodity we hedge is more or less variable than the index upon which the hedged commodity is based, thereby making the hedge less effective. For example, a New York Mercantile Exchange index used for hedging certain volumes of our crude oil or refined products may have more or less variability than the actual cost or price we realize for such crude oil or refined products. We may not hedge all the basis risk inherent in our hedging arrangements and derivative contracts.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2021, we have total debt of $3,704.9 million, excluding unamortized deferred debt issuance costs of $31.6 million, and we could incur additional borrowings under our Revolving Credit Facility. We may incur additional indebtedness in the future including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2021 to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may make new investments or incur new liens.
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
We may not be able to secure necessary financing on acceptable terms, or at all.
Our Revolving Credit Facility has a maturity date of May 2023. We can make no assurance that we will be able to refinance our outstanding indebtedness on acceptable terms prior to its maturity date. Market disruptions, such as those experienced in relation to the COVID-19 pandemic, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. Further, ESG concerns and other pressures on the oil and gas industry could lead to increased costs of financing or limit our access to the capital markets. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs significantly increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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
Our future credit ratings could adversely affect our business, the cost of our borrowing, and our ability to obtain credit in the future.
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
Our 2028 Senior Notes and 2025 Senior Notes are rated Caa1 by Moody’s, B by S&P, and B- by Fitch. Our 2025 Senior Secured Notes are rated B2 by Moody’s, BB- by S&P, and BB by Fitch. During 2021, Moody’s and S&P downgraded our corporate family rating as well as our unsecured and secured notes ratings, with all ratings on negative outlook. If the current market conditions persist or deteriorate, we expect that the credit rating agencies will continue to re-evaluate our corporate credit rating and the ratings of our unsecured and secured notes. Adverse changes in our credit ratings may also negatively impact the terms of credit we receive from our suppliers and require us to prepay or post collateral. Further adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may further increase our cost of borrowings or hinder our ability to raise financing in the capital markets or have an unfavorable impact on the credit terms we have with our suppliers, which could impair our ability to grow our business, increase our liquidity and make cash distributions to our members.
Restrictive covenants in our debt instruments, including the indentures governing our notes, may limit our ability to undertake certain types of transactions, which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.
Various covenants in our current and future debt instruments and other financing arrangements, including the indentures governing our notes, may restrict our and our subsidiaries’ financial flexibility in a number of ways. Our current indebtedness and the indentures that govern our notes subject us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, make distributions, or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of our debt instruments also require our subsidiaries to satisfy or maintain certain financial condition tests in certain circumstances. Our ability to meet these financial condition tests can be affected by events beyond our control and we may not meet such tests. In addition, a failure to comply with the provisions of our existing debt could result in an event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Events beyond our control, including the impact of the COVID-19 pandemic and related governmental responses and developments in the global oil markets, may affect our ability to comply with our covenants. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full.

Provisions in our indentures and other agreements could discourage an acquisition of us by a third-party.
Certain provisions of our indentures could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of certain transactions constituting a “change of control” as described in the indentures governing the 2025 Senior Notes, the 2025 Senior Secured Notes and the 2028 Senior Notes, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase. Certain other significant agreements of ours such as our agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”) and the Third Intermediation Agreement with J. Aron also contain provisions related to a change in control that could make it more difficult or expensive for a third-party to acquire us.
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
Our existing indebtedness may limit our ability to make distributions to PBF LLC, and in turn for PBF Energy to pay these obligations. These provisions may deter a potential sale of us to a third-party and may otherwise make it less likely that a third-party would enter into a change of control transaction with PBF Energy or us.
PBF Energy has recognized, as of December 31, 2021, a liability for the Tax Receivable Agreement of $48.3 million. As PBF Energy records future taxable income, increases in its Tax Receivable Agreement liability may be necessary. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments. Moreover, future payments under the Tax Receivable Agreement will be based on the tax reporting positions that PBF Energy determines in accordance with the Tax Receivable Agreement. Neither PBF Energy nor any of its subsidiaries will be reimbursed for any payments previously made under the Tax Receivable Agreement if the Internal Revenue Service subsequently disallows part or all of the tax benefits that gave rise to such prior payments.

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
On September 11, 2020, DCR received two Citations and Notification of Penalties, with sub-parts, from OSHA related to a combustion incident occurring on March 11, 2020. The citation seeks to impose penalties in the amount of $401,923 related to alleged violations of the Occupation Safety and Health Act of 1970. An informal conference with OSHA on October 2, 2020 was unsuccessful in resolving the matter, and, as a result, DCR filed a Notice of Contest with OSHA contesting the citations in their entirety at the end of the informal conference. OSHA filed its Complaint on December 13, 2020, and DCR filed its response on January 4, 2021. OSHA and DCR participated in mandatory meditation on February 2, 2021, which was unsuccessful. On February 25, 2021, the Occupational Safety and Health Review Commission granted the parties’ Joint Motion for Additional Time for the Parties to Discuss Settlement. The Court has since granted multiple additional extensions. On May 27, 2021, the parties notified the court that settlement negotiations are continuing and have continued to provide updates on the settlement negotiations. Subsequently, OSHA and DCR reached a settlement agreement with an assessed penalty of $401,923 and DCR agreed to undertake certain abatement measures. On January 24, 2022, DCR and the United Steelworkers signed the settlement agreement, and on January 25, 2022, OSHA executed the agreement.
On September 27, 2021, DCR received a Notice of Administrative Penalty Assessment and Secretary’s Order from DNREC, seeking to impose penalties in the amount of $285,000 related to alleged Title V permit violations occurring in 2019 and 2020. On October 15, 2021, DCR filed a Notice of Appeal before Delaware’s Environmental Appeals Board, contesting the Secretary’s findings and requesting a hearing. On November 2, 2021, the Environmental Appeals Board scheduled a Pre-Hearing Conference for April 8, 2022 and Hearing Date for April 26, 2022. On November 30, 2021, settlement negotiations commenced, which are continuing to date.

In connection with the acquisition of the Torrance refinery and related logistics assets, we assumed certain pre-existing environmental liabilities related to certain environmental remediation obligations to address existing soil and groundwater contamination and monitoring activities, which reflect the estimated cost of the remediation obligations. In addition, in connection with the acquisition of the Torrance refinery and related logistics assets, we purchased a ten-year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities.
Subsequent to the acquisition, Notices of Violations (“NOVs”) were issued by the South Coast Air Quality Management District (“SCAQMD”), Division of Occupational Safety and Health of the State of California, the City of Torrance, the City of Torrance Fire Department, and the Los Angeles County Sanitation District related to alleged operational violations, emission discharges and/or flaring incidents at the refinery and the logistics assets both before and after our acquisition. EPA in November 2016 conducted a Risk Management Plan (“RMP”) inspection following the acquisition related to Torrance operations and issued preliminary findings in March 2017 concerning RMP potential operational violations. Effective January 9, 2020, we and EPA entered into a Consent Agreement and Final Order (“CAFO”), which contains no admission by us for any alleged violations in the CAFO, includes a release from all alleged violations in the CAFO, requires the payment of a penalty of $125,000 in January 2020 and also requires the implementation of a supplemental environmental project (“SEP”) of at least $219,000 that must be completed by December 15, 2021. The SEP consisted of configuring the northeast fire water monitor to automatically deploy water upon detection of a release. We completed this reconfiguration on December 15, 2021 and expended at least $219,000 as required by the CAFO. On February 11, 2022, we submitted the final SEP Completion Report to EPA, which should fully resolve this matter.
EPA and the California Department of Toxic Substances Control (“DTSC”) in December 2016 conducted a Resource Conservation and Recovery Act (“RCRA”) inspection following the acquisition related to Torrance operations and also issued in March 2017 preliminary findings concerning RCRA potential operational violations. On June 14, 2018, the Torrance refinery and DTSC reached settlement regarding the oil bearing materials. Following this settlement, in June 2018, DTSC referred the remaining alleged RCRA violations from EPA’s and DTSC’s December 2016 inspection to the California Attorney General. On April 7, 2021, we were notified that these alleged remaining six federal RCRA violations had been referred to EPA for resolution. On June 2, 2021, EPA conducted a further inspection to the December 2016 RCRA inspection. On August 13, 2021, we received EPA’s additional report indicating that the six federal RCRA findings were closed with no further enforcement action. The remaining alleged state RCRA violation is still pending with the California Attorney General.
On February 4, 2021, we received a letter from the SCAQMD proposing to settle a NOV relating to 15 Title V deviations alleged to have occurred in the second half of 2017 for $1.3 million. On October 8, 2021, we reached settlement in principle with the SCAQMD to pay a penalty of $250,000 for 14 of the Title V deviations and a penalty of $1.3 million for the remaining deviation, which covers the period of 2017 through 2021, and the negotiation of settlement agreements is in process.
In connection with self-reported flaring events that occurred at the Paulsboro refinery between 2016 and 2020, in October 2021, the New Jersey Department of Environmental Protection (“NJDEP”) initiated discussions with PRC regarding potential penalties for alleged violations related to the self-reported flaring events. Although a formal NOV has not been issued, NJDEP provided a calculation sheet of potential penalties totaling approximately $1.6 million. We are currently challenging certain of those potential penalties and are in discussions with NJDEP regarding a potential settlement.
As the ultimate outcomes of the matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.

On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the Court. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. On October 29, 2021, we filed our opposition to this motion. On November 15, 2021, plaintiffs filed their reply. On February 8, 2022, the Court held a hearing on plaintiff’s Motion to Appoint Navarro as Class Representative but did not act on the motion. Instead, the Court ordered the parties to submit draft orders for the Court’s consideration. All other dates are stayed pending the Court issuing its order. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.
On September 7, 2018, in Jeprece Roussell, et al. v. PBF Consultants, LLC, et al., the plaintiff filed an action in the 19th Judicial District Court for the Parish of East Baton Rouge, alleging numerous causes of action, including wrongful death, premises liability, negligence, and gross negligence against PBF Holding, PBFX Operating Company LLC, Chalmette Refining, two individual employees of the Chalmette refinery, two entities, PBF Consultants, LLC and PBF Investments that are Louisiana companies that are not associated with our companies, as well as Clean Harbors, Inc. and Clean Harbors Environmental Services, Inc. (collectively, “Clean Harbors”), Mr. Roussell’s employer. Mr. Roussell was fatally injured on March 31, 2018 while employed by Clean Harbors and performing clay removal work activities inside a clay treating vessel located at the Chalmette refinery. Plaintiff sought unspecified compensatory damages for pain and suffering, past and future mental anguish, impairment, past and future economic loss, attorney’s fees and court costs. On October 8, 2021, we and our insurers reached an agreement in principle to settle this litigation and the related matters. Our portion of the settlement was accrued as of September 30, 2021 and did not have a material impact on our financial position, results of operations, or cash flows. Settlement documents have been executed and payments have been made. A Motion to Dismiss with Prejudice was filed by the parties on February 3, 2022.

On September 7, 2021, MRC filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the BAAQMD requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of Rule 6-5 Amendment. MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
We are subject to obligations to purchase RINs. On February 15, 2017, we received notification that EPA records indicated that PBF Holding used potentially invalid RINs that were in fact verified under EPA’s RIN Quality Assurance Program (“QAP”) by an independent auditor as QAP A RINs. Under the regulations use of potentially invalid QAP A RINs provides the user with an affirmative defense from civil penalties provided certain conditions are met. We have asserted the affirmative defense and if accepted by EPA will not be required to replace these RINs and will not be subject to civil penalties under the program. It is reasonably possible that EPA will not accept our defense and may assess penalties in these matters, but any such amount is not expected to have a material impact on our financial position, results of operations, or cash flows.
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
Holders
At February 25, 2022, 100% of our outstanding membership interests were held by PBF LLC. PBF Finance had 100 shares of common stock outstanding, all of which were held by us. None of the membership interests are publicly-traded, and none were issued or sold in 2021.
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
We make, from time to time, cash distributions in amounts sufficient for PBF LLC to make tax distributions to its members and may make additional distributions to the extent necessary for PBF Energy to declare and pay any quarterly cash dividends. The declaration, amount and payment of this and any other future distributions by us will be at the sole discretion of our board of directors and the board of directors of PBF Energy, which is the sole managing member of our sole member (PBF LLC), and we are not obligated under any applicable laws, governing documents or any contractual agreements with PBF LLC’s existing owners or otherwise to declare or pay any dividends or other distributions (other than the obligations of PBF LLC to make tax distributions to its members). In response to the adverse impact caused by the COVID-19 pandemic, PBF Energy, among other things, suspended its quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter, to support its balance sheet. As a result, there were no dividends or distributions for the year ended December 31, 2021. There were no tax distributions to PBF LLC’s other members in 2021. While it is impossible to estimate the duration or ultimate financial impact of the COVID-19 pandemic on our business, we will continue to monitor and evaluate our distribution policy as market conditions develop and our business outlook becomes clearer. See “Item 1A. Risk Factors”.
We paid $2.7 million in distributions to PBF LLC during the year ended December 31, 2021.
ITEM 6. [RESERVED]

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking information in this Annual Report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•the effect of the COVID-19 pandemic, including resurgences and variants of the virus, as well as related governmental and consumer responses on our business, financial condition and results of operations;
•supply, demand, prices and other market conditions for our products, or crude oil, including volatility in commodity prices, or constraints arising from federal, state or local governmental actions or environmental and/or social activists that reduce crude oil production or availability in the regions in which we operate our pipelines and facilities;
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy and related commitments;
•our obligation to buy RINs and market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard and GHG emission credits required to comply with various GHG emission programs, such as AB 32;
•our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;
•our expectations with respect to our capital improvement and turnaround projects;
•the impact of current and future laws, rulings and governmental regulations, including restrictions on the exploration and/or production of crude oil in the state of California, the implementation of rules and regulations regarding transportation of crude oil by rail or in response to the potential impacts of climate change, decarbonization and future energy transition;
•adverse impacts related to legislation by the federal government lifting the restrictions on exporting U.S. crude oil;

•our ability to target and execute expense reduction measures and achieve opportunities to improve our liquidity, including continued repurchases of our outstanding debt securities or otherwise further reducing our debt, and/or potential sales of non-operating assets or other real property;
•political pressure and influence of environmental groups and other stakeholders on decisions and policies related to the refining and processing of crude oil and refined products, and the related adverse impacts from changes in our regulatory environment, such as the effects of compliance with AB 32, or from actions taken by environmental interest groups;
•the risk of cyber-attacks;
•our increased dependence on technology;
•the effects of competition in our markets;
•our ability to make acquisitions or investments, including in renewable diesel production and to realize the benefits from such acquisitions or investments;
•liabilities arising from recent acquisitions or investments, that are unforeseen or exceed our expectations;
•our expectations and timing with respect to our acquisition activity;
•adverse developments in our relationship with both our key employees and unionized employees;
•our substantial indebtedness, including the impact of potential downgrades to our corporate credit rating, secured notes and unsecured notes;
•changes in currency exchange rates, interest rates and capital costs;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility or ability to make distributions;
•counterparty credit and performance risk exposure related to our supply and inventory intermediation arrangement;
•termination of our Third Inventory Intermediation Agreement with J. Aron, which is scheduled to expire in December 2024 and could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreement. Additionally, we are obligated to repurchase from J. Aron certain J. Aron Products upon termination of the agreement;
•our assumptions regarding payments arising under PBF Energy’s Tax Receivable Agreement and other arrangements relating to PBF Energy;
•the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions related to PBFX or with third-party logistics infrastructure or operations, including pipeline, marine and rail transportation;
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

Executive Summary
Our business operations are conducted by our subsidiaries. We own and operate six domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. Based on current configuration (subsequent to the East Coast Refining Reconfiguration), our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Our six oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into one reportable segment.
Factors Affecting Comparability
Our results over the past three years have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic was amplified late in the quarter ended March 31, 2020 due to movements made by the world’s largest oil producers to increase market share. This created simultaneous shocks in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices. In 2021, as a result of the lifting or easing of restrictions by many governmental authorities and the distribution of COVID-19 vaccines and other protective measures, the demand for refined products started to recover, consequently improving our refining margins in comparison to the prior year. While our results for the year ended December 31, 2021 were impacted by lower demand for refined products, we experienced gradual improvements when compared to the year ended December 31, 2020 and favorable impacts on our revenues, cost of products sold, operating income and liquidity. Although we currently continue to operate our refineries at reduced rates, throughput rates across our refining system have increased in the current year to correlate with the gradual increases in demand.
Debt and Credit Facilities
Senior Notes
During the year ended December 31, 2021, we made a number of open market repurchases of our 2028 Senior Notes and our 2025 Senior Notes that resulted in the extinguishment of $173.5 million in principal of the 2028 Senior Notes and $55.5 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $146.8 million and we recognized a $79.9 million gain on the extinguishment of debt during the year ended December 31, 2021.
On May 13, 2020, we issued $1.0 billion in aggregate principal amount of the initial 2025 Senior Secured Notes. The net proceeds from this offering were approximately $982.9 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
On December 21, 2020, we issued additional $250.0 million, in aggregate principal amount of the 2025 Senior Secured Notes. The net proceeds from this offering were approximately $245.7 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.

On January 24, 2020, we issued $1.0 billion in aggregate principal amount of the 2028 Senior Notes. The net proceeds from this offering were approximately $987.0 million after deducting the initial purchasers’ discount and offering expenses. We used $517.5 million of the proceeds to fully redeem our 7.00% senior notes due 2023 (the “2023 Senior Notes”) and the balance to fund a portion of the cash consideration for Martinez Acquisition (as defined below).
On February 14, 2020, we exercised our rights under the indenture governing the 2023 Senior Notes to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and has been classified as Loss on extinguishment of debt in the Consolidated Statements of Operations for the year ending December 31, 2020.
Catalyst Financing Obligations
In September and October 2021, we settled certain precious metal financing arrangements, resulting in a reduction to debt of approximately $31.7 million.
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
The outstanding borrowings under the Revolving Credit Facility as of December 31, 2021 and December 31, 2020 were $900.0 million.
Refer to “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements, for further information.
Torrance Land Sales
On December 30, 2020 and August 1, 2019, we closed on third-party sales of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sales resulted in gains of approximately $8.1 million and $33.1 million in the fourth quarter of 2020 and third quarter of 2019, respectively, included within Gain on sale of assets in the Consolidated Statements of Operations.
East Coast Refining Reconfiguration
On December 31, 2020, we completed the East Coast Refining Reconfiguration. As part of the reconfiguration process, we temporarily idled certain of our major processing units at the Paulsboro refinery, resulting in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. Based on this reconfiguration, our East Coast throughput capacity currently approximates 285,000 barrels per day.

Turnaround Costs and Assets under Construction
As of December 31, 2020, we accelerated the recognition of approximately $56.2 million of unamortized deferred turnaround amortization costs associated with these idled units. Additionally, we abandoned certain projects related to assets under construction related to these idled assets, resulting in an impairment charge of approximately $11.9 million in the fourth quarter of 2020.
Capital Project Abandonments
In connection with our ongoing strategic initiative to address the COVID-19 pandemic, including our East Coast Refining Reconfiguration, we reassessed our refinery wide slate of capital projects that were either in process or not yet placed into service as of December 31, 2020. Based on this reassessment and our strategic plan to reduce capital expenditures, we decided to abandon various capital projects across the refining system, resulting in an impairment charge of approximately $79.9 million in the fourth quarter of 2020.
Severance Costs
Following the onset of the COVID-19 pandemic, we implemented a number of cost reduction initiatives to strengthen our financial flexibility and rationalize overhead expenses, including workforce reduction. During the second quarter of 2020, we reduced headcount across our refineries, which resulted in approximately $12.9 million of severance related costs. Additionally, as a result of the East Coast Refining Reconfiguration, we incurred charges in the fourth quarter of 2020 of approximately $11.8 million of severance related expenses. These severance costs were included in general and administrative expenses.
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
Martinez Acquisition
We acquired the Martinez refinery and related logistics assets from Shell Oil Products on February 1, 2020 for an aggregate purchase price of $1,253.4 million (the “Martinez Acquisition”), including final working capital of $216.1 million and the obligation to make certain post-closing earn-out payments to Shell Oil Products based on certain earnings thresholds of the Martinez refinery for a period of up to four years (the “Martinez Contingent Consideration”). The transaction was financed through a combination of cash on hand, including proceeds from the 2028 Senior Notes, and borrowings under the Revolving Credit Facility.

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
Inventory Intermediation Agreement
On October 25, 2021, we and our subsidiaries, the PBF Entities, entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the existing inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of the terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025.
Pursuant to the Third Inventory Intermediation Agreement, J. Aron will continue to purchase and hold title to the J. Aron Products purchased or produced by the Refineries and delivered into the Storage Tanks. Furthermore, J. Aron agrees to sell the J. Aron Products back to PRC and DCR (and, at the election of the PBF Entities, Chalmette Refining) as the J. Aron Products are discharged out of the Storage Tanks. We exercised our right to include the Chalmette refinery under the Third Inventory Intermediation Agreement in November 2021. J. Aron has the right to store the J. Aron Products purchased in tanks under the Third Inventory Intermediation Agreement and will retain these storage rights for the term of the agreement. We intend to utilize the crude oil and will market and sell the refined products independently to third parties.
Renewable Fuels Standard
We are subject to obligations to purchase RINs required to comply with the Renewable Fuels Standard. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We incurred approximately $726.0 million in RINs costs during the year ended December 31, 2021 as compared to $326.4 million and $122.7 million during the years ended December 31, 2020 and 2019, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
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

A summary of our affiliate transactions with PBFX is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Reimbursements under affiliate agreements:
Services Agreement	$8.7	$8.7	$8.6
Omnibus Agreement	7.3	7.6	7.7
Total expenses under affiliate agreements	304.1	289.4	300.9
Factors Affecting Operating Results
Overview
Our earnings and cash flows from operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire crude oil and other feedstocks and the price of refined products ultimately sold depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline, diesel and other refined products, which, in turn, depend on, among other factors, changes in global and regional economies, weather conditions, global and regional political affairs, production levels, the availability of imports, the marketing of competitive fuels, pipeline capacity, prevailing exchange rates and the extent of government regulation. Our revenue and income from operations fluctuate significantly with movements in industry refined product prices, our materials cost fluctuate significantly with movements in crude oil prices and our other operating expenses fluctuate with movements in the price of energy to meet the power needs of our refineries. In addition, the effect of changes in crude oil prices on our operating results is influenced by how the prices of refined products adjust to reflect such changes.
Crude oil and other feedstock costs and the prices of refined products have historically been subject to wide fluctuation. Expansion and upgrading of existing facilities and installation of additional refinery distillation or conversion capacity, price volatility, governmental regulations, international political and economic developments and other factors beyond our control are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction or increase in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for refined products, such as for gasoline and diesel, during the summer driving season and for home heating oil during the winter.
Benchmark Refining Margins
In assessing our operating performance, we compare the refining margins (revenue less materials cost) of each of our refineries against a specific benchmark industry refining margin based on crack spreads. Benchmark refining margins take into account both crude and refined product prices. When these prices are combined in a formula they provide a single value—a gross margin per barrel—that, when multiplied by throughput, provides an approximation of the gross margin generated by refining activities.
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
Other Factors
We currently source our crude oil for our refineries on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our East Coast refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries. We have not sourced crude oil under our crude supply arrangement with Petróleos de Venezuela S.A. (“PDVSA”) since 2017 as PDVSA has suspended deliveries due to our inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA.
Currently, crude oil delivered by rail is consumed at our East Coast refineries. The PBFX Delaware City rail unloading facilities, and the East Coast Storage Assets, allow our East Coast refineries to source WTI-based crude oils from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crude oils. In support of this rail strategy, we have at times entered into agreements to lease or purchase crude railcars. Certain of these railcars were subsequently sold to a third-party, which has leased the railcars back to us for periods of between four and seven years. In subsequent periods, we have sold or returned railcars to optimize our railcar portfolio. Our railcar fleet, at times, provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and the Mid-Continent.
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
East Coast Refining System (Delaware City and Paulsboro Refineries). The benchmark refining margin for the East Coast Refining System is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. The East Coast Refining System has a product slate of approximately 44% gasoline, 32% distillate, 2% high-value Group I lubricants, 2% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (4% petroleum coke, 4% LPGs, 9% black oil and 3% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of East Coast refining revenues are generated off NYH-based market prices.
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
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of CBOB and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 56% gasoline, 30% distillate, 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (5% LPGs, 2% black oil and 2% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.

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
Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of LLS crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 45% gasoline and 33% distillate, 2% high-value petrochemicals with the remaining portion of the product slate comprised of lower-value products (8% black oil, 5% LPGs, 4% petroleum coke and 3% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
The Chalmette refinery’s realized gross margin on a per barrel basis has historically differed from the LLS (Gulf Coast) 2-1-1 benchmark refining margin due to the following factors:
•the Chalmette refinery has generally processed a slate of primarily medium and heavy sour crude oils, which has historically constituted approximately 50% to 75% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Chalmette, we produce lower-value products including sulfur and petroleum coke. These products are priced at a significant discount to 87 conventional gasoline and ULSD.
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
Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of ANS crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (“CARBOB”), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 63% gasoline and 21% distillate with the remaining portion of the product slate comprised of lower-value products (3% LPG, 3% black oil and 10% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.

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
Martinez Refinery. The benchmark refining margin for the Martinez refinery is calculated by assuming that three barrels of ANS crude oil are converted into two barrels of gasoline, one-quarter barrel of diesel and three-quarter barrel of jet fuel. We calculate this benchmark using the West Coast San Francisco market value of CARBOB, CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 3-2-1 benchmark refining margin. Our Martinez refinery has a product slate of approximately 60% gasoline and 30% distillate with the remaining portion of the product slate comprised of lower-value products (4% petroleum coke, 4% LPG and 2% other). For this reason, we believe the ANS (West Coast) 3-2-1 is an appropriate benchmark industry refining margin. The majority of Martinez revenues are generated off West Coast San Francisco-based market prices.
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

Results of Operations
The following tables reflect our consolidated financial and operating highlights for the years ended December 31, 2021, 2020 and 2019 (amounts in millions, unless otherwise noted).

	Year Ended December 31,
	2021	2020	2019
Revenues	$27,202.0	$15,045.0	$24,468.9

Cost and expenses:
Cost of products and other	24,114.3	14,548.2	21,667.7
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,999.1	1,835.2	1,684.3
Depreciation and amortization expense	415.7	498.0	386.7
Cost of sales	26,529.1	16,881.4	23,738.7
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	226.4	229.0	258.7
Depreciation and amortization expense	13.3	11.3	10.8
Change in fair value of contingent consideration	29.4	(79.3)	—
Impairment expense	—	91.8	—
Equity income in investee	—	—	(7.9)
Gain on sale of assets	(0.2)	(477.8)	(29.9)
Total cost and expenses	26,798.0	16,656.4	23,970.4

Income (loss) from operations	404.0	(1,611.4)	498.5

Other income (expense):
Interest expense, net	(275.1)	(210.3)	(108.7)
Change in fair value of catalyst obligations	8.5	(11.8)	(9.7)
Gain (loss) on extinguishment of debt	79.9	(22.2)	—
Other non-service components of net periodic benefit cost	7.8	4.3	(0.2)
Income (loss) before income taxes	225.1	(1,851.4)	379.9
Income tax (benefit) expense	(14.0)	6.1	(8.3)
Net income (loss)	239.1	(1,857.5)	388.2
Less: net income (loss) attributable to noncontrolling interests	2.3	(0.3)	—
Net income (loss) attributable to PBF Holding Company LLC	$236.8	$(1,857.2)	$388.2

Consolidated gross margin	$672.9	$(1,836.4)	$730.2
Gross refining margin (1)	3,087.7	496.8	2,801.2
 ——————————

(1)See Non-GAAP Financial Measures.

Operating Highlights

	Year Ended December 31,
	2021	2020	2019
Key Operating Information
Production (bpd in thousands)	852.2	737.1	825.2
Crude oil and feedstocks throughput (bpd in thousands)	834.5	727.7	823.1
Total crude oil and feedstocks throughput (millions of barrels)	304.6	266.3	300.4
Consolidated gross margin per barrel of throughput	$2.22	$(6.90)	$2.44
Gross refining margin, excluding special items, per barrel of throughput (1)	$7.94	$3.23	$8.51
Refinery operating expense, per barrel of throughput	$6.56	$6.89	$5.61

Crude and feedstocks (% of total throughput) (2)
Heavy	34%	42%	32%
Medium	31%	26%	28%
Light	18%	17%	26%
Other feedstocks and blends	17%	15%	14%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	53%	51%	49%
Distillates and distillate blendstocks	30%	30%	32%
Lubes	1%	1%	1%
Chemicals	2%	1%	2%
Other	16%	18%	16%
Total yield	102%	101%	100%
_________________
(1) See Non-GAAP Financial Measures.
(2) We define heavy crude oil as crude oil with an API gravity of less than 24 degrees. We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts, a division of The McGraw-Hill Companies.

	Year Ended December 31,
	2021	2020	2019
	(dollars per barrel, except as noted)
Dated Brent crude oil	$70.89	$41.62	$64.34
West Texas Intermediate (WTI) crude oil	$68.10	$39.25	$57.03
Light Louisiana Sweet (LLS) crude oil	$69.59	$41.13	$62.67
Alaska North Slope (ANS) crude oil	$70.56	$42.20	$65.00
Crack Spreads
Dated Brent (NYH) 2-1-1	$16.84	$9.11	$12.68
WTI (Chicago) 4-3-1	$16.34	$6.30	$15.25
LLS (Gulf Coast) 2-1-1	$16.03	$7.59	$12.43
ANS (West Coast-LA) 4-3-1	$20.10	$11.30	$18.46
ANS (West Coast-SF) 3-2-1	$20.55	$9.99	$17.16
Crude Oil Differentials
Dated Brent (foreign) less WTI	$2.80	$2.37	$7.31
Dated Brent less Maya (heavy, sour)	$6.47	$5.37	$6.76
Dated Brent less WTS (sour)	$2.63	$2.33	$8.09
Dated Brent less ASCI (sour)	$3.90	$1.81	$3.73
WTI less WCS (heavy, sour)	$14.19	$10.72	$13.61
WTI less Bakken (light, sweet)	$(0.14)	$2.41	$0.66
WTI less Syncrude (light, sweet)	$2.25	$2.13	$0.18
WTI less LLS (light, sweet)	$(1.50)	$(1.88)	$(5.64)
WTI less ANS (light, sweet)	$(2.46)	$(2.95)	$(7.97)
Natural gas (dollars per MMBTU)	$3.73	$2.13	$2.53
2021 Compared to 2020
Overview— Our net income was $239.1 million for the year ended December 31, 2021 compared to net loss of $(1,857.5) million for the year ended December 31, 2020.
Our results for the year ended December 31, 2021 were positively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $669.6 million and a gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $79.9 million, offset by charges associated with the change in the fair value of the Martinez Contingent Consideration of $29.4 million. Our results for the year ended December 31, 2020 were positively impacted by special items consisting of a gain on the sale of hydrogen plants of $471.1 million, a gain on the sale of land at our Torrance refinery of $8.1 million and change in fair value of the Martinez Contingent Consideration of $79.3 million. Our results for the year ended December 31, 2020 were negatively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $268.0 million, debt extinguishment costs associated with the early redemption of the 2023 Senior Notes of $22.2 million, severance costs related to reductions in workforce of $24.7 million, impairment expense of $91.8 million related to the write-down of certain assets and project abandonments, early return of certain leased railcars of $12.5 million, accelerated turnaround amortization costs of $56.2 million, LIFO inventory decrement of $83.0 million, and reconfiguration charges of $5.3 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.

Excluding the impact of these special items, our results were positively impacted by increases in the demand for our refined products and improved margins for refined product, which have positively impacted our revenues, cost of products sold and operating income. When comparing the results to the year ended December 31, 2020, demand for our products has started to recover, evidenced by higher throughput volumes and barrels sold at the majority of our refineries, as well as higher refining margins. Additionally, our results for the year ended December 31, 2021 were positively impacted by lower general and administrative expenses when compared to prior year. During the year ended December 31, 2020 our results were negatively impacted by higher general and administrative expenses associated with integration costs in connection with the Martinez Acquisition and accelerated amortization costs associated with the East Coast Refining Reconfiguration.
Revenues— Revenues totaled $27.2 billion for the year ended December 31, 2021 compared to $15.0 billion for the year ended December 31, 2020, an increase of approximately $12.2 billion or 81.3%. Revenues per barrel sold were $80.64 and $49.20 for the years ended December 31, 2021 and 2020, respectively, an increase of 63.9% directly related to higher hydrocarbon commodity prices. For the year ended December 31, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 250,900 bpd, 134,100 bpd, 163,300 bpd and 286,200 bpd, respectively. For the year ended December 31, 2020, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 263,000 bpd, 96,700 bpd, 137,700 bpd and 230,300 bpd, respectively. For the year ended December 31, 2021, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 292,500 bpd, 142,600 bpd, 170,400 bpd and 318,700 bpd, respectively. For the year ended December 31, 2020, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 296,200 bpd, 114,500 bpd, 159,700 bpd and 265,200 bpd, respectively.
The throughput rates at our refineries were higher in the year ended December 31, 2021 compared to the same period in 2020, with the exception of lower rates in the East Coast as a result of the East Coast Refining Reconfiguration, which took place in the fourth quarter of 2020. We operated our refineries at reduced rates beginning in March 2020, and, increased throughput rates across our entire refining system to correlate with the gradual increases in demand experienced during the year ended December 31, 2021, while still running below historic levels. We plan on continuing to operate our refineries at lower utilization levels until such time that sustained product demand justifies higher production. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $672.9 million for the year ended December 31, 2021, compared to $(1,836.4) million for the year ended December 31, 2020, an increase of $2,509.3 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $3,087.7 million, or $10.14 per barrel of throughput, for the year ended December 31, 2021 compared to $496.8 million, or $1.86 per barrel of throughput, for the year ended December 31, 2020, an increase of approximately $2,590.9 million. Gross refining margin excluding special items totaled $2,418.1 million, or $7.94 per barrel of throughput, for the year ended December 31, 2021 compared to $860.3 million, or $3.23 per barrel of throughput, for the year ended December 31, 2020, an increase of $1,557.8 million.
Consolidated gross margin and gross refining margin were positively impacted by a non-cash LCM adjustment of $669.6 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended December 31, 2020 to the year ended December 31, 2021. Gross refining margin, excluding the impact of special items, increased due to favorable movements in certain crude differentials and an overall increase in throughput rates and refining margins. For the year ended December 31, 2020, special items impacting our margin calculations included an unfavorable non-cash LCM inventory adjustment of approximately $268.0 million on a net basis, resulting from a decrease in crude oil and refined product prices from the year ended December 31, 2019, a LIFO inventory decrement charge of $83.0 million mainly related to our East Coast LIFO inventory layer and the reduction to our East Coast inventory experienced as part of the East Coast Refining Reconfiguration, and early return of certain leased railcars of $12.5 million.

Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard costs were $726.0 million for the year ended December 31, 2021 in comparison to $326.4 million for the year ended December 31, 2020.
Average industry margins were mostly favorable during the year ended December 31, 2021 compared with the prior year, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices. For the year ended December 31, 2021, we experienced an increase in demand for our products in connection with the lifting or easing of restrictions by many governmental authorities and the distribution of COVID-19 vaccines and other protective measures.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $16.84 per barrel, or 84.9% higher, in the year ended December 31, 2021, as compared to $9.11 per barrel in the same period in 2020. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya differential, which increased by $1.10 per barrel, offset by weakened WTI/Bakken differential, which decreased by $2.55 per barrel in comparison to the same period in 2020. The WTI/WCS differential increased to $14.19 per barrel in 2021 compared to $10.72 per barrel in 2020, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $16.34 per barrel, or 159.4% higher, in the year ended December 31, 2021, as compared to $6.30 per barrel in the prior year. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a premium of $0.14 per barrel in the year ended December 31, 2021, as compared to a discount of $2.41 per barrel in the prior year. This decrease was slightly offset by strengthening WTI/Syncrude differential which averaged $2.25 per barrel for the year ended December 31, 2021 as compared to $2.13 per barrel in the prior year.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $16.03 per barrel, or 111.2% higher, in the year ended December 31, 2021 as compared to $7.59 per barrel in the prior year. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $1.50 per barrel for the year ended December 31, 2021 as compared to a premium of $1.88 per barrel in the prior year.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $20.10 per barrel, or 77.9% higher, in the year ended December 31, 2021 as compared to $11.30 per barrel in the prior year. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $20.55 per barrel, or 105.7% higher, in the year ended December 31, 2021 as compared to $9.99 per barrel in the prior year. Our margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.46 per barrel for the year ended December 31, 2021 as compared to a premium of $2.95 per barrel in the prior year.
Operating Expenses— Operating expenses totaled $1,999.1 million, or $6.56 per barrel of throughput, for the year ended December 31, 2021 compared to $1,835.2 million, or $6.89 per barrel of throughput, for the year ended December 31, 2020, an increase of $163.9 million, or 8.9%. Increases in operating expenses were mainly attributable to increases in natural gas volumes and price across our refineries when compared to the year ended December 31, 2020. Additionally, we experienced higher maintenance and operational costs due to increased production when compared to the prior year. These increases were partially offset by cost savings realized in 2021 as a result of the East Coast Refining Reconfiguration (East Coast operating expenses decreased by $18.7 million when compared to 2020) as well as reductions in discretionary activities and third-party services, which are in line with our cost reduction initiatives taken to strengthen our financial flexibility.

General and Administrative Expenses— General and administrative expenses totaled $226.4 million for the year ended December 31, 2021, compared to $229.0 million for the year ended December 31, 2020, a decrease of $2.6 million or 1.1%. The slight decrease in general and administrative expenses for the year ended December 31, 2021 in comparison to the year ended December 31, 2020 primarily related to reductions in outside service costs, offset by increases in salaries, wages and benefits and other fixed expenses. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $429.0 million for the year ended December 31, 2021 (including $415.7 million recorded within Cost of sales) compared to $509.3 million for the year ended December 31, 2020 (including $498.0 million recorded within Cost of sales), a decrease of $80.3 million. The decrease was a result of reduced depreciation and amortization expense associated with certain units temporarily idled as a result of the East Coast Refining Reconfiguration.
Change in Fair Value of Contingent Consideration — Change in fair value of contingent consideration represented a loss of $29.4 million and a gain of $79.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. These losses and gains were related to the changes in estimated fair value of the Martinez Contingent Consideration, associated with acquisition related earn-out obligations.
Impairment expense— There was no impairment expense for the year ended December 31, 2021. Impairment expense totaled $91.8 million for the year ended December 31, 2020 and was associated with the write-down of certain assets as a result of the East Coast Refining Reconfiguration and other refinery wide project abandonments.
Gain on Sale of Assets— There was a gain of $0.2 million for the year ended December 31, 2021 related primarily to the sale of non-operating refinery assets. There was a gain of $477.8 million for the year ended December 31, 2020 related primarily to the sale of five hydrogen plants and the sale of a parcel of land at our Torrance refinery.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $8.5 million for the year ended December 31, 2021, compared to a loss of $11.8 million for the year ended December 31, 2020. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Gain (loss) on extinguishment of debt— We incurred a gain on extinguishment of debt of $79.9 million in the year ended December 31, 2021 related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes. We incurred debt extinguishment costs of $22.2 million in the year ended December 31, 2020 related to the redemption of our 2023 Senior Notes.
Interest Expense, net— Interest expense totaled $275.1 million for the year ended December 31, 2021, compared to $210.3 million for the year ended December 31, 2020, an increase of $64.8 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020, partially offset by lower interest expense associated with the repurchase of a portion of the 2028 Senior Notes and 2025 Senior Notes. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Third Inventory Intermediation Agreement with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.

Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the years ended December 31, 2021 and 2020, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of our Chalmette refinery and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $14.0 million was recorded for the year ended December 31, 2021 in comparison to income tax expense of $6.1 million recorded for the year ended December 31, 2020, primarily attributable to volatility in the results of our taxable subsidiaries.
2020 Compared to 2019
Overview— Our net loss was $(1,857.5) million for the year ended December 31, 2020 compared to net income of $388.2 million for the year ended December 31, 2019.
Our results for the year ended December 31, 2020 were positively impacted by special items consisting of a gain on the sale of hydrogen plants of $471.1 million, a gain on the sale of land at our Torrance refinery of $8.1 million and change in fair value of the Martinez Contingent Consideration of $79.3 million. Our results for the year ended December 31, 2020 were negatively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $268.0 million, debt extinguishment costs associated with the early redemption of the 2023 Senior Notes of $22.2 million, severance costs related to reductions in workforce of $24.7 million, impairment expense of $91.8 million related to the write-down of certain assets and project abandonments, early return of certain leased railcars of $12.5 million, accelerated turnaround amortization costs of $56.2 million, LIFO inventory decrement of $83.0 million, and reconfiguration charges of $5.3 million. Our results for the year ended December 31, 2019 were positively impacted by an LCM inventory adjustment of approximately $250.2 million and gain on the sale of land at our Torrance refinery of $33.1 million. The LCM inventory adjustments were recorded due to movements in the price of crude oil and refined products in the periods presented.
Excluding the impact of these special items, our results were negatively impacted by the COVID-19 pandemic which caused a significant decline in the demand for our refined products and a decrease in the prices for crude oil and refined products, both of which negatively impacted our revenues, cost of products sold and operating income. In addition, during the year ended December 31, 2020 we experienced unfavorable movements in certain crude differentials and overall lower throughput volumes and barrels sold across our refineries, as well as lower refining margins. All our operating regions experienced lower refining margins for the year ended December 31, 2020 compared to the prior year. Our results for the year ended December 31, 2020 were negatively impacted by higher general and administrative expenses associated with integration costs associated with the Martinez Acquisition and increased depreciation and amortization expense associated with the Martinez Acquisition and accelerated amortization costs associated with the East Coast Refining Reconfiguration.
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

The throughput rates at our refineries were lower in the year ended December 31, 2020 compared to the same period in 2019. Our Martinez refinery was not acquired until the first quarter of 2020 and is therefore not included in the 2019 West Coast throughput. We operated our refineries at reduced rates beginning in March 2020, and, based on market conditions, we continued to operate our refineries at lower utilization. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory, as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $(1,836.4) million for the year ended December 31, 2020, compared to $730.2 million, for the year ended December 31, 2019, a decrease of $2,566.6 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $496.8 million, or $1.86 per barrel of throughput, for the year ended December 31, 2020 compared to $2,801.2 million, or $9.34 per barrel of throughput, for the year ended December 31, 2019, a decrease of approximately $2,304.4 million. Gross refining margin excluding special items totaled $860.3 million, or $3.23 per barrel of throughput, for the year ended December 31, 2020 compared to $2,551.0 million, or $8.51 per barrel of throughput, for the year ended December 31, 2019, a decrease of $1,690.7 million.
Consolidated gross margin and gross refining margin were negatively impacted in the year ended December 31, 2020 by a non-cash LCM inventory adjustment of approximately $268.0 million, resulting from the decrease in crude oil and refined product prices from the year ended 2019, a LIFO inventory decrement charge of $83.0 million mainly related to our East Coast LIFO inventory layer and the reduction to our East Coast inventory experienced as part of the East Coast Refining Reconfiguration, and early return of certain leased railcars of $12.5 million. Gross refining margin, excluding the impact of special items, decreased due to unfavorable movements in certain crude differentials and an overall decrease in throughput rates. For the year ended December 31, 2019, special items impacting our margin calculations included a favorable non-cash LCM inventory adjustment of approximately $250.2 million, resulting from an increase in crude oil and refined product prices from the year ended December 31, 2018.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard costs were $326.4 million for the year ended December 31, 2020 in comparison to $122.7 million for the year ended December 31, 2019.
Average industry margins were mixed during the year ended December 31, 2020 compared with the year ended December 31, 2019, primarily due to the impacts of the COVID-19 pandemic on regional demand and commodity prices in 2020, in addition to impacts related to 2019 planned turnarounds, all of which were completed in the first half of 2019.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $9.11 per barrel, or 28.2% lower, in the year ended December 31, 2020 as compared to $12.68 per barrel in the same period in 2019. Our margins were negatively impacted from our refinery specific slate on the East Coast by weakened Dated Brent/Maya differential, which decreased by $1.39 per barrel, in comparison to the same period in 2019. Additionally, WTI/WCS differential decreased to $10.72 per barrel in 2020 compared to $13.61 per barrel in 2019, which unfavorably impacted our cost of heavy Canadian crude. The WTI/Bakken differentials increased by $1.75 per barrel when compared to 2019.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $6.30 per barrel, or 58.7% lower, in the year ended December 31, 2020, as compared to $15.25 per barrel in 2019. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged $2.41 per barrel in the year ended December 31, 2020, as compared to $0.66 per barrel in 2019. Additionally, the WTI/Syncrude differential averaged $2.13 per barrel for the year ended December 31, 2020 as compared to $0.18 per barrel in 2019.

On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $7.59 per barrel, or 38.9% lower, in the year ended December 31, 2020 as compared to $12.43 per barrel in 2019. Margins in the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $1.88 per barrel for the year ended December 31, 2020 as compared to a premium of $5.64 per barrel experienced in 2019.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $11.30 per barrel, or 38.8% lower, in the year ended December 31, 2020 as compared to $18.46 per barrel in 2019. Additionally, margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.95 per barrel for the year ended December 31, 2020 as compared to a premium of $7.97 per barrel in 2019.
Operating Expenses— Operating expenses totaled $1,835.2 million, or $6.89 per barrel of throughput, for the year ended December 31, 2020 compared to $1,684.3 million, or $5.61 per barrel of throughput, for the year ended December 31, 2019, an increase of $150.9 million, or 9.0%. Increases in operating expenses were due to costs associated with the Martinez refinery and related logistics assets which totaled approximately $356.1 million for the year ended December 31, 2020. Total operating expenses for the year ended December 31, 2020 excluding our Martinez refinery, decreased due to our cost reduction initiatives taken to strengthen our financial flexibility and offset the negative impact of COVID-19, such as significant reductions in discretionary activities and third party services.
General and Administrative Expenses— General and administrative expenses totaled $229.0 million for the year ended December 31, 2020, compared to $258.7 million for the year ended December 31, 2019, a decrease of $29.7 million or 11.5%. The decrease in general and administrative expenses for the year ended December 31, 2020 in comparison to the year ended December 31, 2019 primarily related to reduction in our workforce as a result of the East Coast Refining Reconfiguration and reduction in overhead expenses through temporary salary reductions for a large portion of our workforce. These cost decreases were offset by headcount reduction severance costs across the refineries as well as integration costs pertaining to the Martinez Acquisition. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— There was a gain of $477.8 million for the year ended December 31, 2020 related primarily to the sale of five hydrogen plants and the sale of a parcel of land at our Torrance refinery. There was a gain on sale of assets of $29.9 million for the year ended December 31, 2019, primarily attributable to the sale of a parcel of land at our Torrance refinery.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $509.3 million for the year ended December 31, 2020 (including $498.0 million recorded within Cost of sales), compared to $397.5 million for the year ended December 31, 2019 (including $386.7 million recorded within Cost of sales), an increase of $111.8 million. The increase was a result of additional depreciation expense associated with the assets acquired in the Martinez Acquisition and a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2019. Additionally, amortization expense recorded in 2020 includes $56.2 million of accelerated unamortized deferred turnaround costs associated with assets that were idled as part of the East Coast Refining Reconfiguration.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a gain of $79.3 million for the year ended December 31, 2020. This change represented the decrease in the estimated fair value of the Martinez Contingent Consideration associated with acquisition related earn-out obligations. There was no such change in the year ended December 31, 2019.

Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $11.8 million for the year ended December 31, 2020, compared to a loss of $9.7 million for the year ended December 31, 2019. These losses related to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value on the catalyst financing arrangement termination dates.
Impairment expense— Impairment expense totaled $91.8 million for the year ended December 31, 2020, and was associated with the write-down of certain assets as a result of the East Coast Refining Reconfiguration and other refinery wide project abandonments. There was no such expense recorded for the year ended December 31, 2019.
Debt Extinguishment Costs— Debt extinguishment costs of $22.2 million incurred in the year ended December 31, 2020 relate to the early redemption of our 2023 Senior Notes. There were no such costs in the year ended December 31, 2019.
Interest Expense, net— Interest expense totaled $210.3 million for the year ended December 31, 2020, compared to $108.7 million for the year ended December 31, 2019, an increase of $101.6 million. This net increase is mainly attributable to higher interest costs associated with the issuance of the 2028 Senior Notes in January 2020, the issuance of the 2025 Senior Secured Notes in May 2020 and December 2020, as well as higher outstanding borrowings on our Revolving Credit Facility. Interest expense included interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the previous inventory intermediation agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the years ended December 31, 2020 and 2019, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of our Chalmette refinery and PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax expense of $6.1 million was recorded for the year ended December 31, 2020 in comparison to income tax benefit of $8.3 million recorded for the year ended December 31, 2019 primarily attributable to volatility in the results of our taxable subsidiaries.
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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in fair value of contingent consideration, (gain) loss on extinguishment of debt, gain on sale of hydrogen plants, severance and reconfiguration costs, impairment expense, gains on land sales, charges associated with the early return of certain leased railcars, turnaround acceleration costs, and a LIFO inventory decrement. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Year Ended December 31,
	2021		2020		2019
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$27,202.0	$89.30	$15,045.0	$56.49	$24,468.9	$81.45
Less: Cost of sales	26,529.1	87.08	16,881.4	63.39	23,738.7	79.01
Consolidated gross margin	$672.9	$2.22	$(1,836.4)	$(6.90)	$730.2	$2.44
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$672.9	$2.22	$(1,836.4)	$(6.90)	$730.2	$2.44
Add: Refinery operating expense	1,999.1	6.56	1,835.2	6.89	1,684.3	5.61
Add: Refinery depreciation expense	415.7	1.36	498.0	1.87	386.7	1.29
Gross refining margin	$3,087.7	$10.14	$496.8	$1.86	$2,801.2	$9.34
Special Items: (1)
Add: Non-cash LCM inventory adjustment	(669.6)	(2.20)	268.0	1.01	(250.2)	(0.83)
Add: LIFO inventory decrement	—	—	83.0	0.31	—	—
Add: Early railcar return expense	—	—	12.5	0.05	—	—
Gross refining margin excluding special items	$2,418.1	$7.94	$860.3	$3.23	$2,551.0	$8.51
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$239.1	$(1,857.5)	$388.2
Add: Depreciation and amortization expense	429.0	509.3	397.5
Add: Interest expense, net	275.1	210.3	108.7
Add: Income tax (benefit) expense	(14.0)	6.1	(8.3)
EBITDA	$929.2	$(1,131.8)	$886.1
Special Items: (1)
Add: Non-cash LCM inventory adjustment	(669.6)	268.0	(250.2)
Add: Change in fair value of contingent consideration	29.4	(79.3)	—
Add: Gain on sale of hydrogen plants	—	(471.1)	—
Add: Gain on land sales	—	(8.1)	(33.1)
Add: Impairment expense	—	91.8	—
Add: LIFO inventory decrement	—	83.0	—
Add: Severance and reconfiguration costs	—	30.0	—
Add: Early railcar return expense	—	12.5	—
Add: (Gain) loss on extinguishment of debt	(79.9)	22.2	—
EBITDA excluding special items	$209.1	$(1,182.8)	$602.8

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$929.2	$(1,131.8)	$886.1
Add: Stock based compensation	30.3	29.3	30.5
Add: Change in fair value of catalyst obligations	(8.5)	11.8	9.7
Add: Non-cash LCM inventory adjustment (1)	(669.6)	268.0	(250.2)
Add: Change in fair value of contingent consideration (1)	29.4	(79.3)	—
Add: Gain on sale of hydrogen plants (1)	—	(471.1)	—
Add: Gain on land sales (1)	—	(8.1)	(33.1)
Add: Impairment expense (1)	—	91.8	—
Add: LIFO inventory decrement (1)	—	83.0	—
Add: Severance and reconfiguration costs (1)	—	30.0	—
Add: Early railcar return expense (1)	—	12.5	—
Add: (Gain) loss on extinguishment of debt (1)	(79.9)	22.2	—
Adjusted EBITDA	$230.9	$(1,141.7)	$643.0

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
The following table includes the LCM inventory reserve as of each date presented (in millions):

	2021	2020	2019
January 1,	$669.6	$401.6	$651.8
December 31,	—	669.6	401.6
The following table includes the corresponding impact of changes in the LCM inventory reserve on income (loss) from operations and net income (loss) for the periods presented (in millions):

	Year Ended December 31,
	2021	2020	2019
Net LCM inventory adjustment benefit (charge) in both income (loss) from operations and net income (loss)	$669.6	$(268.0)	$250.2
Change in fair value of contingent consideration - During the year ended December 31, 2021, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration which decreased income from operations and net income by $29.4 million. During the year ended December 31, 2020, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $79.3 million. Change in fair value of contingent consideration during the year ended December 31, 2019 was not significant.
Gain on Sale of Hydrogen Plants - During the year ended December 31, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million. There were no such gains in the years ended December 31, 2021 and December 31, 2019.
Gain on land sales - During the years ended December 31, 2020 and December 31, 2019, we recorded gains on the sale of two separate parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The gain on sale increased income from operations and net income by $8.1 million during the year ended December 31, 2020. The gain on sale increased income from operations and net income by $33.1 million during the years ended December 31, 2019. There was no such gain during the year ended December 31, 2021.

Impairment expense - During the year ended December 31, 2020, we recorded an impairment charge which decreased income from operations and net income by $91.8 million, resulting from the write-down of certain assets as a result of the East Coast Refining Reconfiguration and project abandonments. There were no such impairment charges during the years ended December 31, 2021 and December 31, 2019.
LIFO inventory decrement - As part of our overall reduction in throughput in 2020 and our reduction in inventory volume as of December 31, 2020, the Company recorded a charge to cost of products and other related to a LIFO inventory layer decrement. The majority of the decrement related to our East Coast LIFO inventory layer and the reduction to our East Coast inventory experienced as part of the East Coast Refining Reconfiguration. These charges decreased income from operations and net income by $83.0 million for the year ended December 31, 2020. Decrements recorded in the years ended December 31, 2021 and December 31, 2019 were not significant.
Turnaround acceleration costs - During the year ended December 31, 2020, we accelerated the recognition of turnaround amortization associated with units that were temporarily idled as part of the East Coast Refining Reconfiguration. These costs decreased income from operations and net income by $56.2 million. There were no such costs in the years ended December 31, 2021 and December 31, 2019.
Severance and reconfiguration costs - During the year ended December 31, 2020, we recorded severance charges related to reductions in our workforce. These charges decreased income from operations and net income by $24.7 million. There were no such costs in the years ended December 31, 2021 and December 31, 2019. During the year ended December 31, 2020, we recorded reconfiguration charges related to the temporary idling of certain assets as part of our East Coast Refining System. These charges decreased income from operations and net income by $5.3 million. There were no such costs in the years ended December 31, 2021 and December 31, 2019.
Early return of railcars - During the year ended December 31, 2020, we recognized certain expenses within Cost of sales associated with the voluntary early return of certain leased railcars. These charges decreased income from operations and net income by $12.5 million, during the year ended December 31, 2020. There were no such expenses recorded in the years ended December 31, 2021 and December 31, 2019.
(Gain) Loss on Extinguishment of debt - During the year ended December 31, 2021, we recorded a gain on extinguishment of debt related to the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes, which increased net income by $79.9 million. During the year ended December 31, 2020, we recorded debt extinguishment costs related to the redemption of the 2023 Senior Notes which decreased net income by $22.2 million. There were no such gains or losses in the year ended December 31, 2019.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities, as described below. Starting in the first quarter of 2020, the COVID-19 pandemic and the related worldwide economic slowdown, including travel restrictions and stay-at-home orders, resulted in a significant decrease in the demand for and market prices of our products, which in turn negatively impacted our results of operations and overall liquidity. In 2021, demand for refined products started to recover following the lifting or easing of these restrictions by many governmental authorities and the distribution of COVID-19 vaccines and other protective measures. We continue to be focused on assessing and adapting to the challenging operating environment and evaluating our strategic measures to improve liquidity and strengthen our balance sheet. Our response to the current economic environment and its impact on our liquidity is more fully described in the “Liquidity” section below.

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $292.3 million for the year ended December 31, 2021 compared to net cash used in operating activities of $820.0 million for the year ended December 31, 2020. Our overall increase in cash provided by operating activities was primarily driven by accrued expenses due to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of December 31, 2021. Our operating cash flows for the year ended December 31, 2021 included our net income of $239.1 million, depreciation and amortization of $444.3 million, net changes in operating assets and liabilities reflecting cash proceeds of $279.5 million, pension and other post-retirement benefit costs of $50.8 million, stock-based compensation of $30.3 million, and change in the fair value of contingent consideration of $29.4 million, partially offset by a non-cash benefit of $669.6 million relating to an LCM inventory adjustment, gain on extinguishment of debt related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $79.9 million, deferred income taxes of $14.5 million, changes in the fair value of our catalyst obligations of $8.5 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $8.4 million, and gain on sale of assets of $0.2 million. Our operating cash flows for the year ended December 31, 2020 included our net loss of $1,857.5 million, gain on sale of assets of $477.8 million mainly related to the sale of the hydrogen plants and the sale of land at our Torrance refinery, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $12.6 million, and change in the fair value of the Martinez Contingent Consideration of $79.3 million, partially offset by depreciation and amortization of $523.8 million, a non-cash charge of $268.0 million related to an LCM inventory adjustment, impairment expense of $91.8 million, pension and other post-retirement benefits costs of $55.7 million, stock-based compensation of $29.3 million, debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million, change in the fair value of our catalyst obligations of $11.8 million and deferred income taxes of $7.3 million. In addition, net changes in operating assets and liabilities reflects cash inflows of $597.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Net cash used in operating activities was $820.0 million for the year ended December 31, 2020 compared to net cash provided by operating activities of $789.6 million for the year ended December 31, 2019. Our operating cash flows for the year ended December 31, 2019 included our net income of $388.2 million, depreciation and amortization of $404.4 million, pension and other post-retirement benefits costs of $44.8 million, stock-based compensation of $30.5 million, non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $25.4 million, changes in the fair value of our catalyst obligations of $9.7 million and distributions from our equity method investment in Torrance Valley Pipeline Company LLC (“TVPC”) of $7.9 million, partially offset by a non-cash benefit of $250.2 million relating to an LCM inventory adjustment, a gain on sale of assets of $29.9 million, deferred income taxes of $8.8 million, and income from our equity method investment in TVPC of $7.9 million. In addition, net changes in operating assets and liabilities reflected cash inflows of $175.5 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $387.1 million for the year ended December 31, 2021 compared to net cash used in investing activities of $1,014.2 million for the year ended December 31, 2020. The net cash flows used in investing activities for the year ended December 31, 2021 was comprised of cash outflows of capital expenditures totaling $240.5 million, expenditures for refinery turnarounds of $117.7 million, and expenditures for other assets of $28.9 million. Net cash used in investing activities for the year ended December 31, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $183.9 million, expenditures for refinery turnarounds of $188.1 million, and expenditures for other assets of $9.1 million, partially offset by proceeds from sale of assets of $543.1 million.

Net cash used in investing activities was $1,014.2 million for the year ended December 31, 2020 compared to $680.2 million for the year ended December 31, 2019. Net cash used in investing activities for the year ended December 31, 2019 was comprised of cash outflows of $373.1 million for capital expenditures, expenditures for refinery turnarounds of $299.3 million and expenditures for other assets of $44.7 million, partially offset by proceeds of $36.3 million related to the sale of land at our Torrance refinery and a $0.6 million return of capital from our equity method investment in TVPC.
Cash Flows from Financing Activities
Net cash used in financing activities was $169.6 million for the year ended December 31, 2021 compared to net cash provided by financing activities of $2,641.2 million for the year ended December 31, 2020. For the year ended December 31, 2021, net cash used in financing activities consisted of $146.8 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, net settlements of precious metal catalyst obligations of $31.7 million, payments on finance leases of $17.8 million, principal amortization payments on the $35.0 million term loan (the “PBF Rail Term Loan”) of $7.4 million, distributions to members of $3.4 million, partially offset by proceeds from contributions from PBF LLC of $37.0 million and deferred financing costs and other of $0.5 million. For the year ended December 31, 2020, net cash provided by financing activities consisted of cash proceeds of $1,228.7 million from the issuance of the 2025 Senior Secured Notes net of related issuance costs, cash proceeds of $469.9 million from the issuance of the 2028 Senior Notes net of cash paid to redeem the 2023 Senior Notes and related issuance costs, proceeds from contributions from PBF LLC of $42.4 million, net borrowings under our Revolving Credit Facility of $900.0 million and proceeds from catalyst financing arrangements of $51.9 million, partially offset by distributions to members of $23.1 million, net settlements of precious metal catalyst obligations of $8.8 million, principal amortization payments of the PBF Rail Term Loan of $7.2 million, payments on finance leases of $12.4 million and deferred financing costs and other of $0.2 million.
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

Capitalization
Our capital structure was comprised of the following as of December 31, 2021 (in millions):

December 31, 2021
Debt: (1)
2025 Senior Secured Notes	$1,250.0
2028 Senior Notes	826.5
2025 Senior Notes	669.5
Revolving Credit Facility	900.0
Catalyst financing arrangements	58.4
Total debt	3,704.4
Unamortized deferred financing costs	(31.6)
Unamortized premium	0.5
Total debt, net of unamortized deferred financing costs and premium	$3,673.3
Total Equity	$2,413.4
Total Capitalization (2)	$6,086.7
Total Debt to Capitalization Ratio	60%
____________________________

(1) Refer to “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(2) Total Capitalization refers to the sum of Total debt, net of unamortized deferred financing costs and premium plus Total Equity.
2021 Debt Related Transactions
During the year ended December 31, 2021, we made a number of open market repurchases of our 2028 Senior Notes and our 2025 Senior Notes that resulted in the extinguishment of $173.5 million in principal of the 2028 Senior Notes and $55.5 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $146.8 million and we recognized a $79.9 million gain on the extinguishment of debt during the year ended December 31, 2021. We also settled certain of our precious metal financing arrangements, resulting in a reduction to debt of approximately $31.7 million.
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

Revolving Credit Facilities Overview
One of our primary sources of liquidity are borrowings available under our Revolving Credit Facility, which had the following available capacity at December 31, 2021 (in millions):

	Total Commitment	Amount Borrowed as of December 31, 2021	Outstanding Letters of Credit	Borrowing Base Availability	Expiration Date
Revolving Credit Facility (a)	$3,400.0	$900.0	$380.1	$3,400.0	May 2023
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
Additional Information on Indebtedness
Our debt, including our Revolving Credit Facility and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. We are in compliance as of December 31, 2021 with all covenants, including financial covenants, in all of our debt agreements. For further discussion of our indebtedness and these covenants and restrictions, see “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.
Liquidity
As of December 31, 2021, our operational liquidity was more than $2.4 billion ($2.3 billion as of December 31, 2020), which consists of $1.3 billion of cash and more than $1.1 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
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
•In October 2021, executed the Third Inventory Intermediation Agreement with J. Aron through 2024, covering certain crude oil, intermediate and finished products across our East Coast and Chalmette refineries;
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
•Implemented and/or continued various cost reduction and cash preservation initiatives, including a significant decrease in 2021 capital expenditures and reducing 2021 operating expenses driven by minimizing discretionary activities and third-party services; and

•Continued the temporary suspension of PBF Energy’s quarterly dividend of $0.30 per share, anticipated to preserve approximately $35.0 million of cash each quarter, to support the balance sheet.
We are actively responding to the impacts of the COVID-19 pandemic and ongoing rebalancing in the global oil markets. We continue to adjust our operational plans to the evolving market conditions and continue to target and execute reduction measures. We also remain committed to assessing other opportunities that could improve our liquidity, including by further reducing debt and/or potential sales of non-operating assets or other real property, although there can be no assurance that we will do so.
While it is impossible to estimate the duration or complete financial impact of the COVID-19 pandemic, we believe that the strategic actions we have taken, plus our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, and debt service requirements, for the next twelve months. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because the impact that the COVID-19 pandemic is having on us and our industry is ongoing and unprecedented. The extent of the impact of the COVID-19 pandemic on our business, financial condition, results of operations and liquidity will depend largely on future developments, including the severity, location and duration of the pandemic and variants thereof, the effectiveness of the vaccine programs and other actions undertaken by national, regional, and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. As a result, we may require additional capital, and, from time to time, may pursue funding strategies in the capital markets or through private transactions to strengthen our liquidity and/or fund strategic initiatives. Such additional financing may not be available at favorable terms or at all.
We may incur additional indebtedness in the future, including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2021, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we make new investments, repurchase our outstanding debt or incur new liens.
Working Capital
Working capital at December 31, 2021 was approximately $1,266.5 million, consisting of $5,158.6 million in total current assets and $3,892.1 million in total current liabilities. Working capital at December 31, 2020 was $1,265.4 million, consisting of $3,819.1 million in total current assets and $2,553.7 million in total current liabilities.

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
We currently have various crude supply agreements with terms through 2025 with Shell Oil Products for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms up to 15 years.
Inventory Intermediation Agreement
On October 25, 2021, we and our subsidiaries, the PBF Entities, entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the previous inventory intermediation agreements were amended and restated in their entirety, including, among other things pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Third Inventory Intermediation Agreement at that time. We intend to either extend or replace the Third Inventory Intermediation Agreement prior to its expiration.
At December 31, 2021, the LIFO value of the J. Aron Products included within Inventories in our Consolidated Balance Sheets was $445.2 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Capital Spending
Capital spending was $387.1 million for the year ended December 31, 2021, which primarily included costs associated with safety related enhancements and facility improvements at our refineries. Our 2022 estimate for maintenance, environmental, regulatory, and safety capital expenditures are estimated to remain in line with our historical average of $150.0 million to $200.0 million. For the first half of 2022, we expect to incur turnaround-related capital expenditures of $200.0 million to $225.0 million primarily relating to turnarounds at our East and West Coast refineries.

Material Cash Requirements
Our material cash requirements include the following known contractual and other obligations as of December 31, 2021 (in millions).

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Credit facilities and debt (a)	$3,704.4	$58.4	$900.0	$1,919.5	$826.5
Interest payments on credit facilities and debt	954.8	255.3	443.9	181.2	74.4
Leases and other rental-related commitments (b)	2,996.9	391.0	667.1	529.9	1,408.9
Purchase obligations (c)	20,237.8	8,239.8	11,359.1	400.4	238.5
Minimum volume commitments with PBFX (d)	359.0	95.8	176.3	86.9	—
Construction obligations	126.7	126.7	—	—	—
Environmental obligations (e)	161.9	14.1	28.9	16.4	102.5
Pension and post-retirement obligations (f)	330.4	26.1	33.4	33.6	237.3
Martinez Contingent Consideration (g)	39.7	—	39.7	—	—
Total material cash requirements	$28,911.6	$9,207.2	$13,648.4	$3,167.9	$2,888.1

(a) Credit facilities and debt
Credit facilities and debt represent (i) the repayment of the outstanding borrowings under the Revolving Credit Facility; (ii) the repayment of indebtedness incurred in connection with the 2025 Senior Secured Notes, 2028 Senior Notes and 2025 Senior Notes; and (iii) the repayment of our catalyst financing obligations on their maturity dates. With the exception of our catalyst financing obligations, we have no debt maturing before 2023 as of December 31, 2021.
Refer to “Note 9 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(b) Leases and other rental-related commitments
Operating and Finance lease obligations include options to extend terms that are reasonably certain of being exercised. We have entered into certain agreements for the supply of hydrogen that contain both lease and non-lease components. The table above also includes such non-lease components of these agreements. See “Note 13 - Leases” of our Notes to Consolidated Financial Statements for further details and disclosures regarding our operating and finance lease obligations.
We also enter into contractual obligations with third parties for the right to use property for locating pipelines and accessing certain of our assets (also referred to as land easements) in the normal course of business. Our obligations regarding such land easements are included within Leases and other rental-related commitments in the table above.
(c) Purchase obligations
We have obligations to repurchase the J. Aron Products under the Third Inventory Intermediation Agreement with J. Aron as further explained in “Note 2 - Summary of Significant Accounting Policies”, “Note 5 - Inventories” and “Note 8 - Accrued Expenses” of our Notes to Consolidated Financial Statements. Additionally, purchase obligations include commitments to purchase crude oil from certain counterparties under supply agreements, contracts for the transportation of crude oil and supply of hydrogen, nitrogen, oxygen, chemicals, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, contracts for pipeline capacity, and forward purchase commitments to acquire AB 32, RINs or LCFS credits from third parties.
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
(g) Martinez Contingent Consideration
Contingent consideration includes our obligations to pay certain contractual earn-outs entered into as part of acquisitions. Our earn-out obligation related to the Martinez Acquisition includes the estimated undiscounted contingent consideration amounts payable to Shell Oil Products related to the annual earn-out payments through 2023.
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

Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2021 the replacement value of inventories exceeded the LIFO carrying value. At December 31, 2020, market values had fallen below historical LIFO inventory costs and, as a result, we recorded an LCM or market inventory valuation reserve of $669.6 million. The LCM or market inventory valuation reserve, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the LCM or market inventory valuation reserve be increased.
Environmental Matters
Liabilities for future clean-up costs are recorded when environmental assessments and/or clean-up efforts are probable and the costs can be reasonably estimated. Other than for periodic assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. The actual settlement of our liability for environmental matters could materially differ from our estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties. While we believe that our current estimates of the amounts and timing of the costs related to the remediation of these liabilities are reasonable, we have had limited prior exposure to certain of these environmental obligations due to our short operating history with certain of our assets. It is possible that our estimates of the costs and duration of the environmental remediation activities related to these liabilities could materially change.
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
Impairment of Long-Lived Assets
We evaluate long-lived assets for impairment on a continual basis and reassess the reasonableness of their related useful lives whenever events or changes in circumstances warrant assessment. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations or a determination that it is more likely than not that an asset or an asset group will be sold or retired before its estimated useful life. These possible triggering events of impairment may impact our assumptions related to future throughput levels, future operating revenues, expenses and gross margin, levels of anticipated capital expenditures and remaining useful life. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. Cash flows for long-lived assets/asset groups are determined at the lowest level for which identifiable cash flows exist. The cash flows from the refinery asset groups are evaluated individually regardless of product mix or fuel type produced. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. Our assumptions incorporate inherent uncertainties that are at times difficult to predict and could result in impairment charges or accelerated depreciation in future periods if actual results materially differ from the estimated assumptions used.

Recent Accounting Pronouncements
Refer to “Note 2 - Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements, for Recently Issued Accounting Pronouncements.
Supplemental Guarantor Financial Information
As of December 31, 2021, PBF Services, DCR, PBF Power, PRC, Toledo Refining, Chalmette Refining, PBF Western Region, Torrance Refining, Martinez Refining, PBF International Inc. and PBF Investments are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated May 30, 2017 and January 24, 2020, among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and the indenture dated May 13, 2020, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd., PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins, T&M, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. The 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.
The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	December 31, 2021	December 31, 2020
ASSETS
Current Assets (1)	$4,840.0	$3,559.0
Non-Current Assets	5,754.0	5,990.0
Due from non-guarantor subsidiaries	16,211.0	13,813.0
LIABILITIES AND EQUITY
Current liabilities (1)	$3,645.0	$2,350.0
Long-term liabilities	4,862.0	5,411.0
Due to non-guarantor subsidiaries	16,100.0	13,770.0

(1) Includes $4.1 million and $61.7 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX as of December 31, 2021. Includes $4.9 million and $53.2 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX as of December 31, 2020. Refer to “Note 11 - Related Party Transactions” of the Notes to Consolidated Financial Statements for further disclosures.

Summarized Statements of Operations (in millions)	December 31, 2021	December 31, 2020
Revenues	$26,836.9	$14,732.0
Cost of sales	23,940.0	15,394.0
Gross margin	2,896.9	(662.0)
Income (loss) from operations	2,631.5	(445.2)

Net income (loss)	2,400.2	(680.9)
Net income (loss) attributable to PBF Holding Company LLC	$2,397.9	$(680.6)

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$2,237.8	$1,197.2
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	76.7	20.6
Affiliate revenues related to transactions with PBFX (1)	16.0	16.3
Affiliate expenses related to transactions with PBFX (1)	304.1	289.4
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
The negative impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic, combined with uncertainty around future output levels of the world’s largest oil producers increased unpredictability in oil supply and demand resulting in an economic challenge to our industry which has not occurred since our formation. This combination resulted in significant reduction in demand for our refined products and abnormal volatility in oil commodity prices. Demand for and market prices of most of our products started to recover following the lifting or easing of these restrictions by many governmental authorities and the distribution of the COVID-19 vaccines at the beginning of 2021.
At December 31, 2021 and December 31, 2020, we had gross open commodity derivative contracts representing 42.1 million barrels and 10.0 million barrels, respectively, with an unrealized net loss of $12.0 million and unrealized net loss of $3.0 million, respectively. The open commodity derivative contracts as of December 31, 2021 expire at various times during 2022 and 2023.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.2 million barrels and 28.2 million barrels at December 31, 2021 and December 31, 2020, respectively. The average cost of our hydrocarbon inventories was approximately $78.29 and $78.64 per barrel on a LIFO basis at December 31, 2021 and December 31, 2020, respectively. The December 31, 2020 results exclude the net impact of an LCM inventory adjustment of approximately $669.6 million, whereas at December 31, 2021, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.

Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 75 million and 95 million MMBTUs of natural gas amongst our six refineries as of December 31, 2021. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $95.0 million.
Compliance Program Price Risk
We are exposed to market risks related to our obligations to buy and the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which includes RINs, required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of the market risk relating to our obligations on our results of operations and cash flows, we may elect to purchase RINs or other environmental credits as part of our liability management strategy.
In addition, we are exposed to risks associated with complying with federal and state legislative and regulatory measures to address greenhouse gas and other emissions. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, in September 2016, the state of California enacted AB 32, which further reduces greenhouse gas emission targets to 40% below 1990 levels by 2030. Compliance with such emission standards may require the purchase of emission credits or similar instruments.
Certain of these compliance contracts or instruments qualify as derivative instruments. For certain of these contracts, we elect the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, for such instruments, and therefore do not record these contracts at their fair value.
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted LIBOR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At December 31, 2021, we had $900.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.6 million annually.
We also have interest rate exposure in connection with our Third Inventory Intermediation Agreement under which we pay a time value of money charge based on LIBOR.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Concentration Risk
For the years ended December 31, 2021 and December 31, 2020, only one customer, Shell, accounted for 10% or more of our revenues (approximately 15% and 13%, respectively). For the year ended December 31, 2019, no single customer accounted for 10% or more of our revenues.
As of December 31, 2021 and December 31, 2020, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 26% and 17%, respectively).

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as permitted by Item 308(b) of Regulation S-K for non-accelerated filers.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
Explanatory Note:
We are a limited liability company wholly-owned and controlled by PBF LLC. PBF Energy is the sole managing member of PBF LLC. Our directors and executive officers are the executive officers of PBF Energy. The compensation paid to these executive officers is for services provided to both entities (i.e., they are not separately compensated for their services as an officer or director of PBF Holding). PBF Holding does not file a proxy statement. If the information were required it would be identical (other than as expressly set forth below) to the information contained in Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K of PBF Energy that will appear in the Proxy Statement of PBF Energy furnished to its stockholders in connection with its 2022 Annual Meeting. Such information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Directors and Executive Officers
The following is a list of our directors and executive officers as of March 2, 2022:

Name	Age (as of December 31, 2021)	Position
Thomas J. Nimbley	70	Chief Executive Officer
Matthew C. Lucey	48	President
C. Erik Young	44	Senior Vice President, Chief Financial Officer
Paul Davis	59	President, Western Region
Thomas O’Connor	49	Senior Vice President, Commercial
Trecia Canty	52	Senior Vice President, General Counsel & Corporate Secretary
Steven Steach	65	Senior Vice President, Refining
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

C. Erik Young has served as our and PBF Energy’s Senior Vice President and Chief Financial Officer since April 2014 after joining us in December 2010 as Director, Strategic Planning where he was responsible for both corporate development and capital markets initiatives. Mr. Young is also a director of certain of PBF Energy’s subsidiaries, including PBF GP. Prior to joining the Company, Mr. Young spent eleven years in corporate finance, strategic planning and mergers and acquisitions roles across a variety of industries. He began his career in investment banking before joining J.F. Lehman & Company, a private equity investment firm, in 2001.
Paul Davis has served as our and PBF Energy’s President, PBF Western Region since September 2017. Mr. Davis joined us in April of 2012 and held various executive roles in our commercial operations, including Co-Head of Commercial, prior to serving as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined products, as well as optimization roles within refineries.
Thomas O’Connor has served as our and PBF Energy Senior Vice President, Commercial since September 2015. Mr. O’Connor joined us and PBF Energy as Senior Vice President in September 2014 with responsibility for business development and growing the business of PBFX, and from January to September 2015, served as Co-Head of commercial activities. Prior to joining us, Mr. O’Connor worked at Morgan Stanley since 2000 in various positions, most recently as a Managing Director and Global Head of Crude Oil Trading and Global Co-Head of Oil Flow Trading. Prior to joining Morgan Stanley, Mr. O’Connor worked for Tosco from 1995 to 2000 in the Atlantic Basin Fuel Oil and Feedstocks group.
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
Steven Steach has served as our Senior Vice President, Refining since February 1, 2022 and has responsibility for our refining operations. He originally joined us in November 2015 in advance of the acquisition of the Torrance refinery and served as the Vice President and Refinery Manager of the Torrance refinery from its acquisition on July 1, 2016 until January 31, 2022. Before joining PBF, Mr. Steach was Refinery Manager for ConocoPhillips in Billings, MT, for four years. Prior to Billings, Mr. Steach was Operations Manager for ConocoPhillips at their Los Angeles Refinery for a total of nine years, including Site Manager at the Carson plant.

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
Additional information required by this Item will be contained in PBF Energy’s 2022 Proxy Statement, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors of PBF Holding Company LLC
Directors of PBF Holding receive no separate compensation for service on the board of directors or committees thereof.
Additional information required under this Item will be contained in PBF Energy’s 2022 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of December 31, 2021, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. Refer to “Note 14 - Equity Structure” of our Notes to Consolidated Financial Statements.
The stockholders of PBF Energy may be deemed to beneficially own an interest in our membership interests by virtue of their beneficial ownership of shares of Class A common stock of PBF Energy. PBF Energy reports separately on the beneficial ownership of its officers, directors and significant stockholders. For additional information, we refer you to PBF Energy’s 2022 Proxy Statement, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to “Note 11 - Related Party Transactions” of our Notes to Consolidated Financial Statements.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Deloitte & Touche LLP (PCAOB ID No. 34) (“Deloitte”) is our independent registered public accounting firm. Our audit fees are determined as part of the overall audit fees for PBF Energy and are approved by the audit committee of the board of directors of PBF Energy. PBF Energy reports separately on the fees and services of its principal accountants. For additional information, we refer you to PBF Energy’s 2022 Proxy Statement, which is incorporated herein by reference.
The following table presents fees incurred for the years ended December 31, 2021 and 2020 for professional services performed by Deloitte.

(in thousands)	2021	2020
Audit Fees (1)	$3,918.1	$4,660.0
Audit-related Fees (2)	40.0	576.0
Tax Fees (3)	57.8	57.8
Total Fees	$4,015.9	$5,293.8

(1) Represents the aggregate fees for professional services rendered by Deloitte in connection with its audits of PBF Holding and its indirect parent, PBF Energy’s consolidated financial statements, including the audits of internal control over financial reporting of PBF Energy and related accounting consultation services provided to support the performance of such audits. Fees, and related expenses, are for services performed in connection with the audit of our fiscal years ended December 31, 2021 and 2020 financial statements regardless of when incurred.
(2) Represents fees for professional services rendered in connection with various filings for PBF Holding and its indirect parent, PBF Energy, including (i) services rendered in connection with the filing of registration statements with the SEC and (ii) attestation services performed in connection with certain regulatory filings.
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
2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

2.1†	Sale and Purchase Agreement dated June 11, 2019 by and between PBF Holding Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 11, 2019 (File No. 001-35764)).

2.2	Amendment No. 1 dated February 1, 2020 to Sale and Purchase Agreement dated June 11, 2019 by and between PBF Holding Company LLC and Equilon Enterprises LLC d/b/a Shell Oil Products US (incorporated by reference to Exhibit 2.2 filed with PBF Energy Inc.'s Current Report on Form 8-K dated February 6, 2020 (File No. 001-35764)).

3.1	Certificate of Formation of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.1 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 dated January 14, 2013 (Registration No. 333-186007)).

3.2	Limited Liability Company Agreement of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.2 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

3.3	Certificate of Incorporation of PBF Finance Corporation (Incorporated by reference to Exhibit 3.3 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

3.4	Bylaws of PBF Finance Corporation (Incorporated by reference to Exhibit 3.4 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

4.1	Indenture dated as of May 30, 2017, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 7.25% Senior Note (included as Exhibit A) (incorporated by reference to Exhibit 4.1 of PBF Energy Inc’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.2	Indenture dated as of January 24, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 6.00% Senior Notes due 2028 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.3	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (6.00% Senior Notes due 2028) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.4	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (7.25% Senior Notes due 2025) (incorporated by reference to Exhibit 4.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.5	Indenture dated as of May 13, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent and form of 9.25% Senior Secured Notes due 2025 (included as exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 13, 2020 (File No. 001-35764)).

4.6	Supplemental Indenture dated December 21, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent (9.25% Senior Secured Notes due 2025) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 22, 2020 (File No. 001-35764)).

10.1**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to DEF 14A filed with PBF Energy Inc.’s Proxy Statement dated March 22, 2016 (File No. 001-35764)).

10.2**	PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764)).

10.3**	Form of PBF Energy Non-Qualified Stock Option Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.4**	Form of PBF Energy Non-Qualified Stock Option Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.5**	Form of PBF Energy Performance Share Unit Award Agreement (2021-2023) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.6**	Form of PBF Energy Performance Unit Award Agreement (2021-2023) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.7**	Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.8**	Form of Amended and Restated Restricted Stock Agreement for non-employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.9**	Form of Amended and Restated Restricted Stock Agreement for employees under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.10	Transportation Services Agreement dated as of August 31, 2016 among PBF Holding Company LLC and Torrance Valley Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.11	Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.12	Pipeline Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.13	Dedicated Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.14	Throughput Storage Service Order dated as of August 31, 2016, by and between Torrance Valley Pipeline Company LLC, and PBF Holding Company LLC (incorporated by reference to Exhibit 10.7 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 7, 2016 (File No. 001-35764)).

10.15	Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2018 (File No. 001-35764)).

10.16	Second Amendment dated as of May 7, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018, as amended (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2020 (File No. 001-35764)).

10.17	Amendment dated as of February 18, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.18	Sixth Amended and Restated Operation and Management Services and Secondment Agreement dated as of July 31, 2018, among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, Chalmette Refining L.L.C., Paulsboro Refining Company LLC, PBF Logistics GP LLC, PBF Logistics LP, DCR Storage and Loading LLC, Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC, Paulsboro Terminaling Company LLC, Paulsboro Natural Gas Pipeline Company LLC, Toledo Rail Logistics Company LLC, Chalmette Logistics Company LLC and PBFX Operating Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.19	Fifth Amended and Restated Omnibus Agreement dated as of July 31, 2018, among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated October 31, 2018 (File No. 001-36446)).

10.20	Amended and Restated Delaware City Rail Terminaling Services Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446)).

10.21	Amended and Restated Delaware City West Ladder Rack Terminaling Services Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Logistics LP’s Quarterly Report on Form 10-Q dated May 3, 2018 (File No. 001-36446)).

10.22	Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764)).

10.23	Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764)).

10.24†	Third Amended and Restated Inventory Intermediation Agreement dated as of October 25, 2021, among J. Aron & Company, LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining, L.L.C. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 28, 2021 (File No. 001-35764)).

10.25	Amendment to Amended and Restated Delaware City Rail Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.26	Terminaling Service Agreement dated February 13, 2019 among PBF Holding Company LLC, Delaware City Terminaling Company LLC and CPI Operations LLC (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 14, 2019 (File No. 001-35764)).

10.27	Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014 (incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated August 7, 2014 (File No. 001-35764)).

10.28	Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP’s Current Report on Form 8-K dated December 16, 2014 (File No. 001-36446)).

10.29	Lease Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and Chalmette Refining, L.L.C. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

10.30	Storage Services Agreement dated as of February 15, 2017 by and between PBFX Operating Company LLC and PBF Holding Company LLC (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K (File No. 001-35764) filed on February 22, 2017).

10.31	Firm Transportation Service Agreement dated as of August 3, 2017, by and between Paulsboro Natural Gas Pipeline Company LLC and Paulsboro Refining Company LLC (incorporated by reference to Exhibit 10.1 with PBF Logistics LP’s Quarterly Report on Form 10-Q dated November 2, 2017 (File No. 001-36446).

10.32	Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446)).

10.33	Joinder Agreement to the ABL Security Agreement dated as of February 1, 2020, among Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.34	Joinder Agreement to the Credit Agreement dated as of February 1, 2020, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.35**	Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764)).

10.36**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.37**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.38**	Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.39**	Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

21.1*	Subsidiaries of PBF Holding Company LLC.

22.1*	List of Guarantor Subsidiaries.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).
 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

†	Portions of the exhibits have been omitted because (i) the registrant customarily and actually treats that information as private or confidential and (ii) the omitted information is not material.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF HOLDING COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To PBF Energy Inc., the Managing Member of PBF Holding Company LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Holding Company LLC and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.
Critical Accounting Policy and Estimate – Impairment Assessment of Long-Lived Assets and Definite-Lived Intangibles – refer to Note 2 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company evaluates long-lived assets for impairment on a continual basis and reassesses the reasonableness of their related useful lives whenever events or changes in circumstances warrant assessment. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations or a determination that it is more likely than not that an asset or an asset group will be sold or retired before its estimated useful life. During 2021, business conditions related to demand for the company’s products and reduced throughput levels as well as increasing environmental regulation were assessed as possible triggering events. These possible triggering events of impairment may impact the Company’s assumptions related to future throughput levels, future operating revenues, expenses and gross margin, levels of anticipated capital expenditures and remaining useful life. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use, early retirement or disposition. When events or changes in circumstances exist, the Company evaluates its long-lived assets for impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted cash flows expected to result for the use of the assets over their remaining useful life. If the carrying amount of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the fair value of the asset. The Company makes significant assumptions to evaluate long-lived assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the long- lived assets. For the year ended December 31, 2021, no impairment loss related to long-lived assets has been recognized.
We identified the determination of possible triggering events for long lived assets as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of long-lived assets may not be recoverable. This required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to impairment indicators for long-lived assets included the following, among others:
•We tested the effectiveness of controls over the identification of possible circumstances that may indicate that the carrying amounts of long-lived assets are no longer recoverable, including controls over management’s useful life, throughput levels, gross margin, operating expenses and future levels of capital expenditures assumptions
•We compared management’s evaluation of potential impairment indicators to our independent expectation by:
◦We performed searches for adverse general market and asset-specific environmental conditions
◦We inquired of Management about the impact of macro-economic impacts of the pandemic, the pace of decarbonization and the energy transition, and new environmental regulations on the Company’s forecasting of future cash flows, refining margins, future levels of capital expenditure and estimated useful lives.
◦We inspected minutes of the board of directors, the Company’s public statements, operating plans, and market reports to identify any evidence that may contradict management’s assumptions
◦We read relevant rules and regulations issued by federal, state and local regulatory bodies, including staff reports, resolutions, other third-party filings, and other publicly available information to assess future levels of sustained capital expenditure and impact to future refinery throughput.
•With the assistance of Environmental Specialists, we performed a public domain search to assess the impact of environmental regulatory laws on the company’s operations

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
March 2, 2022

We have served as the Company's auditor since 2011.

PBF HOLDING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,305.7	$1,570.1
Accounts receivable	1,272.0	501.5
Accounts receivable - affiliate	4.1	4.9
Inventories	2,505.1	1,686.2
Prepaid and other current assets	71.7	56.4
Total current assets	5,158.6	3,819.1

Property, plant and equipment, net	4,114.8	4,023.1
Lease right of use assets - third party	717.0	916.7
Lease right of use assets - affiliate	485.4	571.0
Deferred charges and other assets, net	813.8	862.7
Total assets	$11,289.6	$10,192.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$906.3	$402.3
Accounts payable - affiliate	61.7	53.2
Accrued expenses	2,728.3	1,881.8
Deferred revenue	40.3	45.1
Current operating lease liabilities - third party	64.8	78.3
Current operating lease liabilities - affiliate	90.7	85.6
Current debt	—	7.4
Total current liabilities	3,892.1	2,553.7

Long-term debt	3,673.3	3,932.8
Deferred tax liabilities	24.2	38.7
Long-term operating lease liabilities - third party	570.3	755.9
Long-term operating lease liabilities - affiliate	394.7	485.4
Long-term financing lease liabilities - third party	70.6	68.3
Other long-term liabilities	251.0	267.0
Total liabilities	8,876.2	8,101.8

Commitments and contingencies (Note 12)

Equity:
PBF Holding Company LLC equity
Member’s equity	2,870.2	2,809.7
Retained earnings (accumulated deficit)	(489.3)	(723.4)
Accumulated other comprehensive income (loss)	20.3	(6.1)
Total PBF Holding Company LLC equity	2,401.2	2,080.2
Noncontrolling interest	12.2	10.6
Total equity	2,413.4	2,090.8
Total liabilities and equity	$11,289.6	$10,192.6
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Revenues	$27,202.0	$15,045.0	$24,468.9

Cost and expenses:
Cost of products and other	24,114.3	14,548.2	21,667.7
Operating expenses (excluding depreciation and amortization expense as reflected below)	1,999.1	1,835.2	1,684.3
Depreciation and amortization expense	415.7	498.0	386.7
Cost of sales	26,529.1	16,881.4	23,738.7
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	226.4	229.0	258.7
Depreciation and amortization expense	13.3	11.3	10.8
Change in fair value of contingent consideration	29.4	(79.3)	—
Impairment expense	—	91.8	—
Equity income in investee	—	—	(7.9)
Gain on sale of assets	(0.2)	(477.8)	(29.9)
Total cost and expenses	26,798.0	16,656.4	23,970.4

Income (loss) from operations	404.0	(1,611.4)	498.5

Other income (expense):
Interest expense, net	(275.1)	(210.3)	(108.7)
Change in fair value of catalyst obligations	8.5	(11.8)	(9.7)
Gain (loss) on extinguishment of debt	79.9	(22.2)	—
Other non-service components of net periodic benefit cost	7.8	4.3	(0.2)
Income (loss) before income taxes	225.1	(1,851.4)	379.9
Income tax (benefit) expense	(14.0)	6.1	(8.3)
Net income (loss)	239.1	(1,857.5)	388.2
Less: net income (loss) attributable to noncontrolling interests	2.3	(0.3)	—
Net income (loss) attributable to PBF Holding Company LLC	$236.8	$(1,857.2)	$388.2
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$239.1	$(1,857.5)	$388.2
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(0.7)	(0.1)	0.4
Net gain on pension and other post-retirement benefits	27.1	3.7	13.8
Total other comprehensive income	26.4	3.6	14.2
Comprehensive income (loss)	265.5	(1,853.9)	402.4
Less: comprehensive income (loss) attributable to noncontrolling interests	2.3	(0.3)	—
Comprehensive income (loss) attributable to PBF Holding Company LLC	$263.2	$(1,853.6)	$402.4
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Equity

Balance, January 1, 2019	$2,652.5	$(23.9)	$890.3	$10.9	$3,529.8
Member distributions	—	—	(121.6)	—	(121.6)
Capital contributions from PBF LLC	228.5	—	—	—	228.5
Distribution of assets to PBF LLC	(0.3)	—	—	—	(0.3)
Distribution of TVPC investment	(168.8)	—	—	—	(168.8)
Stock based compensation	27.2	—	—	—	27.2
Comprehensive income	—	14.2	388.2	—	402.4
Balance, December 31, 2019	2,739.1	(9.7)	1,156.9	10.9	3,897.2
Member distributions	—	—	(23.1)	—	(23.1)
Capital contributions from PBF LLC	42.4	—	—	—	42.4
Stock based compensation	28.2	—	—	—	28.2
Comprehensive income (loss)	—	3.6	(1,857.2)	(0.3)	(1,853.9)
Balance, December 31, 2020	2,809.7	(6.1)	(723.4)	10.6	2,090.8
Member distributions	—	—	(2.7)	—	(2.7)
Capital contributions from PBF LLC	37.0	—	—	—	37.0
Distribution of assets to PBF LLC	(0.4)	—	—	—	(0.4)
Stock based compensation	23.9	—	—	—	23.9
Comprehensive income	—	26.4	236.8	2.3	265.5
Other	—	—	—	(0.7)	(0.7)
Balance, December 31, 2021	$2,870.2	$20.3	$(489.3)	$12.2	$2,413.4
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$239.1	$(1,857.5)	$388.2
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	444.3	523.8	404.4
Impairment expense	—	91.8	—
Stock-based compensation	30.3	29.3	30.5
Change in fair value of catalyst obligations	(8.5)	11.8	9.7
Deferred income taxes	(14.5)	7.3	(8.8)
Non-cash change in inventory repurchase obligations	(8.4)	(12.6)	25.4
Non-cash lower of cost or market inventory adjustment	(669.6)	268.0	(250.2)
Change in fair value of contingent consideration	29.4	(79.3)	—
(Gain) loss on extinguishment of debt	(79.9)	22.2	—
Pension and other post-retirement benefit costs	50.8	55.7	44.8
Income from equity method investee	—	—	(7.9)
Distributions from equity method investee	—	—	7.9
Gain on sale of assets	(0.2)	(477.8)	(29.9)

Changes in operating assets and liabilities:
Accounts receivable	(770.5)	325.1	(115.9)
Due to/from affiliates	9.3	6.7	12.6
Inventories	(149.3)	392.2	(8.0)
Prepaid and other current assets	(15.3)	(3.0)	4.4
Accounts payable	480.1	(200.6)	132.0
Accrued expenses	806.9	111.5	209.5
Deferred revenue	(4.8)	28.2	(0.2)
Other assets and liabilities	(76.9)	(62.8)	(58.9)
Net cash provided by (used in) operating activities	$292.3	$(820.0)	$789.6

Cash flows from investing activities:
Expenditures for property, plant and equipment	(240.5)	(183.9)	(373.1)
Expenditures for deferred turnaround costs	(117.7)	(188.1)	(299.3)
Expenditures for other assets	(28.9)	(9.1)	(44.7)
Acquisition of Martinez refinery	—	(1,176.2)	—
Proceeds from sale of assets	—	543.1	36.3
Equity method investment - return of capital	—	—	0.6
Net cash used in investing activities	$(387.1)	$(1,014.2)	$(680.2)

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Contributions from PBF LLC	$37.0	$42.4	$228.5
Distribution to T&M and Collins shareholders	(0.7)	—	—
Distributions to members	(2.7)	(23.1)	(121.6)
Proceeds from 2025 9.25% Senior Secured Notes	—	1,250.6	—
Proceeds from 2028 6.00% Senior Notes	—	1,000.0	—
Repurchase of 2028 6.00% Senior Notes	(109.3)	—	—
Repurchase of 2025 7.25% Senior Notes	(37.5)	—	—
Redemption of 2023 7.00% Senior Notes	—	(517.5)	—
Proceeds from revolver borrowings	—	1,450.0	1,350.0
Repayments of revolver borrowings	—	(550.0)	(1,350.0)
Repayments of PBF Rail Term Loan	(7.4)	(7.2)	(7.0)
Settlements of precious metal catalyst obligations	(31.7)	(8.8)	(6.5)
Proceeds from catalyst financing arrangements	—	51.9	—
Payments on financing leases	(17.8)	(12.4)	—
Deferred financing costs and other	0.5	(34.7)	(1.4)
Net cash (used in) provided by financing activities	$(169.6)	$2,641.2	$92.0

Net change in cash and cash equivalents	(264.4)	807.0	201.4
Cash and cash equivalents, beginning of period	1,570.1	763.1	561.7
Cash and cash equivalents, end of period	$1,305.7	$1,570.1	$763.1

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$103.2	$31.1	$36.0
Assets acquired or remeasured under operating and financing leases	(106.6)	702.0	1,194.3
Fair value of the Martinez Contingent Consideration at acquisition	—	77.3	—
Distribution of assets to PBF Energy Company LLC	—	—	169.1
Cash paid during the year for:
Interest (net of capitalized interest of $8.9, $11.9 and $17.6 in 2021, 2020 and 2019, respectively)	$265.4	$162.9	$107.0
Income taxes	1.0	1.0	1.2

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding” or the “Company”), together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in PBF LLC as of December 31, 2021. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
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
Substantially all of the Company’s operations are in the United States. As of December 31, 2021, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment.
COVID-19 and Market Developments
The impact of the unprecedented global health and economic crisis sparked by the coronavirus (“COVID-19”) pandemic, and variants thereof, and related adverse impact on economic and commercial activity resulted in a significant reduction in demand for refined petroleum and petrochemical products starting in the first quarter of 2020. This significant demand reduction has had an adverse impact on the Company’s results of operations and liquidity position. Demand for these products, however, started to recover throughout the year ended December 31, 2021 in connection with the lifting or easing of restrictions by many governmental authorities and the distribution of COVID-19 vaccines and other protective measures. The Company has adjusted throughput rates across its entire refining system to correlate with the gradual increases in demand, while still running below historic levels.
It is impossible to estimate the duration or significance of the financial impact that will result from the COVID-19 pandemic. However, the extent of the impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations and liquidity will depend largely on future developments, including the duration and severity of the pandemic, and variants thereof, particularly within the geographic areas where the Company operates, the effectiveness of vaccine programs, and the related impact on overall economic activity, all of which cannot be predicted with certainty at this time.

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
Impairment Assessment of Long-Lived Assets and Definite-Lived Intangibles
The Company evaluates long-lived assets for impairment on a continual basis and reassesses the reasonableness of their related useful lives whenever events or changes in circumstances warrant assessment. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations or a determination that it is more likely than not that an asset or an asset group will be sold or retired before its estimated useful life. These possible triggering events of impairment may impact the Company’s assumptions related to future throughput levels, future operating revenues, expenses and gross margin, levels of anticipated capital expenditures and remaining useful life. Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. A long-lived asset is not recoverable if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from its use, early retirement or disposition. Cash flows for long-lived assets/asset groups are determined at the lowest level for which identifiable cash flows exist. The cash flows from the refinery asset groups are evaluated individually regardless of product mix or fuel type produced. If a long-lived asset is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the long-lived asset exceeds its fair value, with fair value determined based on discounted estimated net cash flows or other appropriate methods. The Company’s assumptions incorporate inherent uncertainties that are at times difficult to predict and could result in impairment charges or accelerated depreciation in future periods if actual results materially differ from the estimated assumptions used.

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
Concentrations of Credit Risk
For the year ended December 31, 2021 and December 31, 2020, only one customer, Shell plc (“Shell”), accounted for 10% or more of the Company’s revenues (approximately 15% and 13%, respectively). For the year ended December 31, 2019 no single customer amounted to greater than or equal to 10% of the Company’s revenues.
As of December 31, 2021 and December 31, 2020, only one customer, Shell, accounted for 10% or more of the Company’s total trade accounts receivable (approximately 26% and 17%, respectively).
Revenue Recognition
The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to “Note 17 - Revenues” for further discussion of the Company’s revenue recognition policy.
Accounts Receivable
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
RINs
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the renewable fuel standard implemented by Environmental Protection Agency (“EPA”), which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States (the “Renewable Fuel Standard”). The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Income Taxes
As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, there is no benefit or expense for federal or state income tax in the accompanying financial statements apart from the income taxes attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining, L.L.C. (“Chalmette Refining”) and the Company’s wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-corporations for tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The aggregate purchase price for the Martinez Acquisition was $1,253.4 million, including final working capital of $216.1 million and the Martinez Contingent Consideration, as defined below. The transaction was financed through a combination of cash on hand, including proceeds from the $1.0 billion in aggregate principal amount of 6.0% senior unsecured notes due 2028 (the “2028 Senior Notes”), and borrowings under PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”).
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
_______________________
(a) The Martinez Acquisition included an obligation for the Company to make post-closing earn-out payments to the Seller based on certain earnings thresholds of the Martinez refinery (as set forth in the Sale and Purchase Agreement), for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The Company recorded the Martinez Contingent Consideration based on its estimated fair value of $77.3 million at the acquisition date, which was recorded within “Other long-term liabilities” within the Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Consolidated Statements of Operations.

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
The Company’s Consolidated Financial Statements for the year ended December 31, 2021 include the results of operations of the Martinez refinery and related logistics assets subsequent to the Martinez Acquisition whereas the same period in 2020 includes the results of operations of such assets from the date of the Martinez Acquisition on February 1, 2020 to December 31, 2020. On an unaudited pro-forma basis, the revenues and net income (loss) of the Company, assuming the acquisition had occurred on January 1, 2019, are shown below. The unaudited pro-forma information does not purport to present what the Company’s actual results would have been had the Martinez Acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The unaudited pro-forma financial information includes the depreciation and amortization expense related to the Martinez Acquisition and interest expense associated with the related financing.

Year Ended December 31, 2020
(Unaudited, in millions)

Pro-forma revenues	$15,408.8
Pro-forma net loss attributable to PBF Holding	(1,888.5)

Acquisition Expenses
There were no acquisition costs for the years ended December 31, 2021 and December 31, 2019. The Company incurred acquisition-related costs consisting primarily of consulting and legal expenses related to completed, pending and non-consummated acquisitions of $11.1 million for the year ended December 31, 2020. These costs are included in General and administrative expenses within the Consolidated Statements of Operations.

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
The Company’s payment terms on its trade receivables are relatively short, generally 30 days or less for a substantial majority of its refined products. As a result, the Company’s collection risk is mitigated to a certain extent by the fact that sales are collected in a relatively short period of time, allowing for the ability to reduce exposure on defaults if collection issues are identified. Notwithstanding, the Company reviews each customer’s credit risk profile at least annually or more frequently if warranted. Following the widespread market disruption that has resulted from the COVID-19 pandemic, including resurgences and variants of the virus and related governmental responses, the Company has been performing ongoing credit reviews of its customers including monitoring for any negative credit events such as customer bankruptcy or insolvency events. As a result, the Company has adjusted payment terms or limited available trade credit for certain customers, as well as for customers within industries that are deemed to be at higher risk.
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of December 31, 2021 and December 31, 2020, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INVENTORIES
Inventories consisted of the following:

December 31, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$953.5	$151.4	$1,104.9
Refined products and blendstocks	964.6	293.8	1,258.4
Warehouse stock and other	141.8	—	141.8
	$2,059.9	$445.2	$2,505.1
Lower of cost or market adjustment	—	—	—
Total inventories	$2,059.9	$445.2	$2,505.1

December 31, 2020
(in millions)	Titled Inventory	Inventory Intermediation Agreements	Total
Crude oil and feedstocks	$1,018.9	$—	$1,018.9
Refined products and blendstocks	933.7	266.5	1,200.2
Warehouse stock and other	136.7	—	136.7
	$2,089.3	$266.5	$2,355.8
Lower of cost or market adjustment	(572.4)	(97.2)	(669.6)
Total inventories	$1,516.9	$169.3	$1,686.2

On October 25, 2021, PBF Holding and its subsidiaries, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Chalmette Refining (collectively, the “PBF Entities”), entered into a third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which the terms of the existing inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025.
Pursuant to the Third Inventory Intermediation Agreement, J. Aron will continue to purchase and hold title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the “Refineries”) and delivered into storage tanks at the Refineries (the “Storage Tanks”). The J. Aron Products are sold back to the Company as the J. Aron Products are discharged out of the Storage Tanks. These purchases and sales are settled monthly at the daily market prices related to those J. Aron Products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the Refineries to J. Aron. Additionally, J. Aron has the right to store the J. Aron Products purchased in Storage Tanks under the Third Inventory Intermediation Agreement and will retain these storage rights for the term of the agreement. PBF Holding continues to market and sell the J. Aron Products independently to third parties.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2021, the replacement value of inventories exceeded the LIFO carrying value. During the year ended December 31, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $669.6 million, reflecting no lower of cost or market (“LCM”) inventory reserve at December 31, 2021 in comparison with an LCM inventory reserve of $669.6 million at December 31, 2020. During the year ended December 31, 2020, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased income from operations by $268.0 million, reflecting the net change in the LCM inventory reserve from $401.6 million at December 31, 2019 to $669.6 million at December 31, 2020.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. The Company recorded a charge related to a LIFO layer decrement of $83.0 million during the year ended December 31, 2020. There was no decrement recorded during the year ended December 31, 2021. The majority of the decrement recorded in 2020 related to the Company’s East Coast LIFO inventory layer and the reduction in the Company’s East Coast inventory experienced as part of the East Coast Refining Reconfiguration (as defined in “Note 6 - Property, Plant and Equipment, net”) and our decision to operate our two refineries on the east coast as one functional unit.

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Land	$418.8	$418.8
Processing units, pipelines and equipment	4,326.8	4,191.4
Buildings and leasehold improvements	107.3	106.2
Computers, furniture and fixtures	168.1	155.6
Construction in progress	328.1	195.4
	5,349.1	5,067.4
Less - Accumulated depreciation	(1,234.3)	(1,044.3)
Total property, plant and equipment, net	$4,114.8	$4,023.1
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $192.3 million, $179.4 million and $140.7 million, respectively. The Company capitalized $8.9 million and $11.9 million in interest during 2021 and 2020, respectively, in connection with construction in progress.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Torrance Land Sales
On December 30, 2020 and August 1, 2019, the Company closed on third-party sales of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sales resulted in a gain of approximately $8.1 million and $33.1 million in the fourth quarter of 2020 and the third quarter of 2019, respectively, included within Gain on sale of assets in the Consolidated Statements of Operations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Deferred turnaround costs, net	$537.0	$598.2
Catalyst, net (a)	166.8	155.2
Environmental credits	41.3	39.6
Linefill	27.4	27.4
Pension plan assets	20.7	21.2
Intangible assets, net	0.5	0.5
Other	20.1	20.6
Total deferred charges and other assets, net	$813.8	$862.7

(a) Catalyst, net includes $113.0 million and $115.2 million of indefinite-lived precious metal catalysts (both owned or financed as part of existing catalyst financing arrangements) as of December 31, 2021 and December 31, 2020, respectively.
The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $220.6 million, $315.7 million and $256.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Included in the year 2020 amortization expense is approximately $56.2 million of accelerated unamortized deferred turnaround costs associated with assets that were idled as part of the East Coast Refining Reconfiguration.
Intangible assets, net primarily consists of permits and emission credits. Our net balance as of December 31, 2021 and December 31, 2020 is shown below:

(in millions)	December 31, 2021	December 31, 2020
Intangible assets - gross	$4.0	$4.0
Accumulated amortization	(3.5)	(3.5)
Intangible assets - net	$0.5	$0.5

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Inventory-related accruals	$959.9	$695.0
Renewable energy credit and emissions obligations (a)	953.9	528.1
Inventory intermediation agreements (b)	280.1	225.8
Excise and sales tax payable	112.3	119.7
Accrued transportation costs	91.0	72.1
Accrued utilities	73.0	58.6
Accrued capital expenditures	62.6	14.4
Accrued salaries and benefits	57.1	40.1
Accrued refinery maintenance and support costs	55.8	35.7
Accrued interest	32.8	40.2
Environmental liabilities	14.3	11.4
Current finance lease liabilities	11.1	14.4
Customer deposits	3.5	4.0
Other	20.9	22.3
Total accrued expenses	$2,728.3	$1,881.8

(a) The Company is subject to obligations to purchase RINs required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. The Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of December 31, 2021, the Company had entered into $520.0 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. Final settlement of the Company’s RINs obligation for annual compliance years 2020 through 2022 are subject to final rule making by EPA. Currently, the 2020 obligation is anticipated to require settlement in 2022 and the 2021 and 2022 obligations are anticipated to require settlement in 2023. The Company’s AB 32 liability is part of a triennial period program which will be settled through 2024.
(b) The Company has the obligation to repurchase the J. Aron Products that are held in its Storage Tanks in accordance with the inventory intermediation agreements with J. Aron. As of December 31, 2021 and December 31, 2020, a liability is recognized for the inventory intermediation agreements and is recorded at market price for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CREDIT FACILITIES AND DEBT
Long-term debt outstanding consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
2025 Senior Secured Notes	$1,250.0	$1,250.0
2028 Senior Notes	826.5	1,000.0
2025 Senior Notes	669.5	725.0
Revolving Credit Facility	900.0	900.0
PBF Rail Term Loan	—	7.4
Catalyst financing arrangements	58.4	102.5
	3,704.4	3,984.9
Less - Current debt	—	(7.4)
Unamortized premium	0.5	0.6
Unamortized deferred financing costs	(31.6)	(45.3)
Long-term debt	$3,673.3	$3,932.8
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
On December 21, 2020 PBF Holding issued an additional $250.0 million in aggregate principal amount of tack on 9.25% senior secured notes due 2025 (the “additional 2025 Senior Secured Notes”). The additional 2025 Senior Secured Notes were issued at an offering price of 100.25% plus accrued and unpaid interest from and including, November 15, 2020. The additional 2025 Senior Secured Notes were issued under the indenture governing the initial 2025 Senior Secured Notes and, together with the additional 2025 Senior Secured Notes, the (“2025 Senior Secured Notes”). The additional 2025 Senior Secured Notes are treated as a single series with the initial 2025 Senior Secured Notes and have the same terms except that a portion of the additional 2025 Senior Secured Notes were issued initially under a new temporary CUSIP number to be used during the 40-day distribution compliance period. The Issuers received net proceeds of approximately $245.7 million from the offering after deducting the initial purchasers’ discount and offering expenses.
The 2025 Senior Secured Notes are guaranteed on a senior secured basis by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Secured Notes and guarantees are senior obligations and secured, subject to certain exceptions and permitted liens, on a first-priority basis, by substantially all of PBF Holding's and the guarantors’ present and future assets (other than assets securing the Revolving Credit Facility), which may also constitute collateral securing certain hedging obligations and any existing or future indebtedness that is permitted to be secured on a pari passu basis with the 2025 Senior Secured Notes. The 2025 Senior Secured Notes and guarantees are senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility, the 2028 Senior Notes and the 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Secured Notes and guarantees rank effectively senior to all of the Issuers’ and the Guarantors’ existing and future indebtedness that is not secured by the collateral (including the Revolving Credit Facility, the 2028 Senior Notes and the 2025 Senior Notes), subject to permitted liens on such collateral and certain other exceptions, and senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that is expressly subordinated in right of payment thereto. The 2025 Senior Secured Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness that is secured by liens on assets owned by the Company that do not constitute part of the collateral securing the 2025 Senior Secured Notes and the guarantees (including the assets securing the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Secured Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2025 Senior Secured Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2025 Senior Secured Notes are rated investment grade.
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
2028 Senior Notes
On January 24, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 6.00% 2028 Senior Notes. The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company primarily used the net proceeds to fully redeem the 7.00% senior notes due 2023 (the “2023 Senior Notes”), including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the Martinez Acquisition. The difference between the carrying value of the 2023 Senior Notes on the date they were reacquired and the amount for which they were reacquired has been classified as loss on extinguishment of debt in the Consolidated Statements of Operations.
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
During 2021, the Company made a number of open market repurchases of its 2028 Senior Notes that resulted in the extinguishment of $173.5 million in principal. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes, excluding accrued interest, totaled $109.3 million and the Company recognized a $62.4 million gain on the extinguishment of debt during the year ended December 31, 2021.
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
During 2021, the Company made a number of open market repurchases of its 2025 Senior Notes that resulted in the extinguishment of $55.5 million in principal. Total cash consideration paid to repurchase the principal amount outstanding of the 2025 Senior Notes, excluding accrued interest, totaled $37.5 million and the Company recognized a $17.5 million gain on the extinguishment of debt during the year ended December 31, 2021.
Revolving Credit Facility
On May 2, 2018, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, replaced the existing asset-based revolving credit facility dated as of August 15, 2014 with the new Revolving Credit Facility. The Revolving Credit Facility has a maximum commitment of $3.4 billion, a maturity date of May 2023 and redefines certain components of the Borrowing Base, as defined in the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”), to make more funding available for working capital needs and other general corporate purposes. An accordion feature allows for commitments of up to $3.5 billion. Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR plus the Applicable Margin (all as defined in the Revolving Credit Agreement). The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Adjusted LIBOR Loans, in each case depending on the Company’s corporate credit rating. In addition, the LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25%.
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
PBF Holding’s obligations under the Revolving Credit Facility are (a) guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the Revolving Credit Agreement) and (b) secured by a lien on (i) PBF LLC’s equity interest in PBF Holding and (ii) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the definition of collateral), all accounts receivable, all hydrocarbon inventory (other than the J. Aron Products owned by J. Aron pursuant to the Third Inventory Intermediation Agreement) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.

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
Outstanding borrowings under the Revolving Credit Facility as of December 31, 2021 and 2020 were $900.0 million. Issued letters of credit were $380.1 million and $184.4 million, as of December 31, 2021 and 2020, respectively.
PBF Rail Term Loan
On December 22, 2016, PBF Rail Logistics Company LLC (“PBF Rail”) entered into a $35.0 million term loan (the “PBF Rail Term Loan”). The PBF Rail Term Loan amortized monthly over its five year term and bore interest at a rate equal to one month LIBOR plus the margin as defined in the agreement governing the PBF Rail Term Loan (the “Rail Credit Agreement”). As security for the PBF Rail Term Loan, PBF Rail pledged, among other things: (i) certain Eligible Railcars; (ii) the Debt Service Reserve Account (as defined in the Rail Credit Agreement); and (iii) PBF Holding’s membership interest in PBF Rail. Additionally, the Rail Credit Agreement contained customary terms, events of default and covenants for transactions of this nature. PBF Rail may at any time repay the PBF Rail Term Loan without penalty in the event that railcars securing the loan are sold, scrapped or otherwise removed from the collateral pool.
The PBF Rail Term Loan was repaid in full as of December 31, 2021.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Details of the catalyst financing arrangements at each of the Company’s refineries as of December 31, 2021 are included in the following table:

Refinery	Metal	Annual interest rate	Expiration date (1)
Paulsboro	Platinum	1.47%	December 2022
Delaware City	Palladium	3.70%	September 2022
Toledo	Platinum	5.05%	September 2022
Chalmette	Platinum	5.10%	November 2022
Chalmette	Platinum	1.80%	November 2022
Torrance	Platinum	1.78%	July 2022
Martinez	Palladium	3.70%	September 2022
__________________
(1) These catalyst financing arrangements are included in Long-term debt as of December 31, 2021 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst financing arrangements are not renewed at maturity.
In total, aggregate annual catalyst financing fees were approximately $2.0 million and $2.7 million as of December 31, 2021 and 2020, respectively.
Debt Maturities
Debt maturing in the next five years and thereafter is as follows (in millions):

Year Ending December 31,
2022	$58.4
2023	900.0
2024	—
2025	1,919.5
2026	—
Thereafter	826.5
Total debt outstanding	$3,704.4

10. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

(in millions)	December 31, 2021	December 31, 2020
Environmental liabilities	$141.0	$140.5
Defined benefit pension plan liabilities	46.7	73.5
Contingent consideration	29.4	—
Post-retirement medical plan liabilities	18.2	22.0
Early railcar return liability	6.0	13.9
Other	9.7	17.1
Total other long-term liabilities	$251.0	$267.0

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
Contribution Agreements
Immediately prior to the closing of certain contribution agreements, which PBF LLC entered into with PBFX (as defined in the table below, and collectively referred to as the “Contribution Agreements”), PBF Holding contributed certain assets to PBF LLC. PBF LLC in turn contributed those assets to PBFX pursuant to the Contribution Agreements. Certain proceeds received by PBF LLC from PBFX in accordance with the Contribution Agreements were subsequently contributed by PBF LLC to PBF Holding. There were no agreements entered into during the years ended December 31, 2021 and 2020. The Contribution Agreement entered into during the year ended 2019 includes the following:

Contribution Agreement	Effective Date	Assets Contributed	Total Consideration
Contribution Agreement XI	4/24/2019	Remaining 50% equity interest in TVPC (a)	$200.0 million
(a) On April 24, 2019, PBFX entered into a contribution agreement with PBF LLC, pursuant to which the Company contributed to PBF LLC, which in turn contributed to PBFX, all of the issued and outstanding limited liability company interests of TVP Holding Company LLC (“TVP Holding”) for total consideration of $200.0 million (the “TVPC Acquisition”). Prior to the TVPC Acquisition, TVP Holding (then a subsidiary of PBF Holding) owned a 50% equity interest in Torrance Valley Pipeline Company LLC (“TVPC”). Subsequent to the closing of the TVPC Acquisition on May 31, 2019, PBFX owns 100% of the equity interest in TVPC.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(b)The Amended and Restated Rail Agreements, as amended and effective as of January 1, 2018, include the Amended and Restated Delaware City Rail Terminaling Services Agreement and the Amended and Restated Delaware West Ladder Rack Terminaling Services Agreement, each between Delaware City Terminaling Company LLC (“DCTC”) and PBF Holding, with the service fees thereunder being adjusted, including the addition of an ancillary fee paid by PBF Holding on an actual cost basis. In determining payments due under the Amended and Restated Rail Agreements, excess volumes throughput under the agreements shall apply against required payments in respect to the minimum throughput commitments on a quarterly basis and, to the extent not previously applied, on an annual basis against the MVCs. Effective January 1, 2019, the existing Amended and Restated Rail Agreements were further amended for the inclusion of services through certain rail infrastructure at the PBFX East Coast storage facility.
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
(l)The Delaware City Terminaling Services Agreement between DCTC and PBF Holding commenced on January 1, 2022 subsequent to the expiration of the Amended and Restated Rail Agreements and includes additional services provided by PBFX as operator of other rail facilities owned by PBF Holding’s subsidiaries.
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
The annual fee under the Omnibus Agreement for the year ended December 31, 2021 was $7.3 million, inclusive of obligations under the Omnibus Agreement to reimburse PBF Holding for certain compensation and benefit costs of employees who devoted more than 50% of their time to PBFX for the year ended December 31, 2021. The Company currently estimates to receive an annual fee of $8.3 million, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF Holding for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2022.
Services Agreement
Additionally, PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement with PBFX (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under the commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2021, PBFX paid an annual fee of $8.7 million to PBF Holding pursuant to the Services Agreement and is estimated to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2022.
The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30-days’ notice.
Summary of Transactions with PBFX
A summary of our affiliate transactions with PBFX is as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Reimbursements under affiliate agreements:
Services Agreement	$8.7	$8.7	$8.6
Omnibus Agreement	7.3	7.6	7.7
Total expenses under affiliate agreements	304.1	289.4	300.9
Total reimbursements under the Omnibus Agreement are included in General and administrative expenses and reimbursements under the Services Agreement and expenses under affiliate agreements are included in Cost of products and other in the Company’s statements of operations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Sponsors
As of December 31, 2013 PBF Energy’s financial sponsors had received the full return of their aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by the investment funds associated with the initial investors in PBF LLC in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to such investment funds (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by the investment funds associated with the initial investors in PBF LLC are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were no distributions to PBF LLC Series B unitholders for the years ending December 31, 2021 and 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES
Other Commitments
In addition to commitments related to lease obligations accounted for in accordance with ASC 842 and disclosed in “Note 13 - Leases”, the Company is party to third party agreements which provide for the treatment of wastewater and the supply of hydrogen, nitrogen, oxygen, chemical, and steam for certain of its refineries as well as minimum volume commitments under certain affiliate agreements with PBFX.
The fixed and determinable amounts related to obligations under these agreements are as follows:

Year Ending December 31,	(in millions)
2022	$150.2
2023	125.2
2024	112.0
2025	108.3
2026	21.4
Thereafter	205.0
Total obligations	$722.1
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $118.5 million as of December 31, 2021 ($113.7 million as of December 31, 2020) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities. The Company expects to make aggregate payments for this liability of approximately $49.2 million over the next five years.
The aggregate environmental liability reflected in the Company’s Consolidated Balance Sheets was $155.3 million and $151.9 million at December 31, 2021 and December 31, 2020, respectively, of which $141.0 million and $140.5 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
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
The Company is required to comply with the Renewable Fuel Standard. Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the Renewable Fuel Standard, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the Renewable Fuel Standard, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. EPA’s proposed volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels are expected to be finalized by the end of the first quarter of 2022. As a result, we could also experience fluctuating compliance costs in the future if the volumes finalized by EPA differ from what has been proposed.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to greenhouse gas emission control regulations in the state of California pursuant to AB 32. AB 32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB 32 is implemented through two market mechanisms including the Low Carbon Fuel Standard and Cap and Trade. The Company is responsible for the AB 32 obligations related to the Torrance refinery beginning on July 1, 2016 and the Martinez refinery beginning on February 1, 2020 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB 32”) which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. California Air Resources Board also amended the LCFS in 2018 to require a 20% reduction by 2030.
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
As of January 1, 2011, the Company is required to comply with EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its produced gasoline. The Company purchases benzene credits to meet these requirements when necessary. The Company may implement capital projects to reduce the amount of benzene credits that the Company needs to purchase. In additions, the Renewable Fuel Standard mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause the Company to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable its refineries to produce products that meet applicable requirements.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is also currently subject to certain other existing environmental claims and proceedings. The Company believes that it is unlikely that future costs related to any of these other known contingent liability exposures would have a material impact on its financial position, results of operations or cash flows.
Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date. The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Consolidated Statements of Operations. The value of the Martinez Contingent Consideration was estimated to be $29.4 million as of December 31, 2021 and zero as of December 31, 2020.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.2% interest in PBF LLC as of December 31, 2021 (99.2% as of December 31, 2020). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX. As of December 31, 2021, PBF Energy recognized $48.3 million liability for the Tax Receivable Agreement, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of a deferred tax asset valuation allowance recognized in accordance with ASC 470, Income Taxes.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. LEASES
Lease Position as of December 31, 2021 and December 31, 2020
The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020:

(in millions)	Classification on the Balance Sheet	December 31, 2021	December 31, 2020
Assets
Operating lease assets - third party	Lease right of use assets - third party	$635.8	$836.3
Operating lease assets - affiliate	Lease right of use assets - affiliate	485.4	571.0
Finance lease assets	Lease right of use assets - third party	81.2	80.4
Total lease right of use assets		$1,202.4	$1,487.7

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$64.8	$78.3
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	90.7	85.6
Finance lease liabilities - third party	Accrued expenses	11.1	14.4
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	570.3	755.9
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	394.7	485.4
Finance lease liabilities - third party	Long-term financing lease liabilities - third party	70.6	68.3
Total lease liabilities		$1,202.2	$1,487.9
Lease Costs
The table below presents certain information related to costs for the Company’s leases for the year ended December 31, 2021 and December 31, 2020:

Lease Costs (in millions)	December 31, 2021	December 31, 2020
Components of total lease costs:
Finance lease costs
Amortization of right of use assets	$16.1	$14.0
Interest on lease liabilities	4.6	4.3
Operating lease costs	299.1	291.2
Short-term lease costs	59.3	92.3
Variable lease costs	31.6	31.1
Total lease costs	$410.7	$432.9

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale-leaseback Transactions
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months). The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which the Company will be reimbursed, during the term of the agreement. In August 2020, the parties executed long-term supply agreements through which Air Products will supply the Products for a term of fifteen years at these same refineries. As a result of these transactions, the Company recorded lease right of use assets and corresponding operating lease liabilities of approximately $504.0 million. There were no net gains or losses on any sale-leaseback transactions for the year ended December 31, 2021.
Other Information
The table below presents supplemental cash flow information related to leases for the year ended December 31, 2021 and December 31, 2020 (in millions):

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$297.9	$292.4
Operating cash flows for finance leases	4.6	4.3
Financing cash flows for finance leases	17.8	12.4
Supplemental non-cash amounts of lease liabilities arising from obtaining or remeasuring right-of-use assets	(106.6)	702.0
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of December 31, 2021:

Weighted average remaining lease term - operating leases	9.8 years
Weighted average remaining lease term - finance leases	6.5 years

Weighted average discount rate - operating leases	13.4%
Weighted average discount rate - finance leases	7.4%

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2021:

Amounts due in the year ended December 31, (in millions)	Finance Leases	Operating Leases
2022	$16.5	$280.6
2023	16.4	252.4
2024	15.7	243.0
2025	14.2	202.3
2026	13.8	166.0
Thereafter	25.6	903.9
Total minimum lease payments	102.2	2,048.2
Less: effect of discounting	20.5	927.7
Present value of future minimum lease payments	81.7	1,120.5
Less: current obligations under leases	11.1	155.5
Long-term lease obligations	$70.6	$965.0
As of December 31, 2021, the Company has entered into certain leases that have not yet commenced. Such leases include a 15-year lease for water treatment equipment, with future lease payments estimated to total approximately $34.1 million. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.
In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The Company believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third party leases as described above. For the year ended December 31, 2021 and December 31, 2020 , the Company incurred operating lease costs, related to affiliate operating leases, of $129.1 million and $129.1 million, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. EQUITY STRUCTURE
PBF Holding has no common stock outstanding. As of December 31, 2021, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. The following sections represent the equity structure of the Company’s indirect and direct parents, PBF Energy and PBF LLC, respectively.
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
Noncontrolling Interest
In connection with the acquisition of the Chalmette refinery, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. In the year ended December 31, 2021 the Company recorded earnings attributable to the noncontrolling interest in these subsidiaries of $2.3 million. In the year ended December 31, 2020 the Company recorded earnings attributable to the noncontrolling interest in these subsidiaries of $0.3 million.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
(in millions)	2021	2020	2019
PBF Energy options	$17.3	$16.1	$15.8
PBF Energy restricted shares	2.8	5.3	6.5
PBF Energy performance awards	10.2	7.9	8.2
	$30.3	$29.3	$30.5
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
The Black-Scholes option-pricing model values used to value stock option awards granted were determined based on the following weighted average assumptions:

	December 31, 2021	December 31, 2020	December 31, 2019
Expected life (in years)	6.00	6.08	6.25
Expected volatility	83.8%	69.1%	38.6%
Dividend yield	0.00%	1.41%	3.54%
Risk-free rate of return	1.37%	0.81%	2.16%
Exercise price	$13.91	$13.58	$34.11
Weighted average fair value per option granted	$9.84	$5.49	$9.43
The following table summarizes activity for PBF Energy options for 2021:

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2021	13,790,777	$25.69	7.12
Granted	1,700,621	13.91	10.00
Exercised	(52,400)	6.72	—
Forfeited	(389,239)	23.70	—
Outstanding at December 31, 2021	15,049,759	$24.48	6.51
Exercisable and vested at December 31, 2021	9,397,483	$27.72	5.26
Expected to vest at December 31, 2021	15,049,759	$24.48	6.51
At December 31, 2021 the total intrinsic value of stock options outstanding and exercisable were $15.6 million and $5.0 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.4 million, $0.0 million and $0.3 million, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized compensation expense related to PBF Energy options at December 31, 2021 was $36.7 million, which will be recognized from 2022 through 2024.
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
The following table summarizes activity for PBF Energy restricted stock:

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	303,555	$22.32
Granted	81,840	16.13
Vested	(229,462)	24.34
Forfeited	(246)	24.18
Nonvested at December 31, 2021	155,687	$16.09
Unrecognized compensation expense related to PBF Energy Restricted Class A common stock at December 31, 2021 was $0.1 million, which will be recognized from 2022 through 2023.
The following table reflects activity related to our restricted stock:

	December 31, 2021	December 31, 2020	December 31, 2019
Weighted-average grant-date fair value per share of restricted stock granted	$16.13	$9.82	$28.20
Fair value of restricted stock vested (in millions)	$3.1	$4.2	$11.6
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Unit Awards
The performance share unit awards are accounted for as equity awards, for which the fair value was determined on the grant date by application of a Monte Carlo valuation model.
The grant date fair value was calculated using a Monte Carlo valuation model with the following assumptions:

	December 31, 2021	December 31, 2020	December 31, 2019
Expected life (in years)	3.12	2.89 - 3.14	2.17 - 2.88
Expected volatility	83.78%	39.88% - 82.63%	37.19% - 41.70%
Dividend yield	0.00%	0.00% - 4.28%	3.40% - 3.67%
Risk-free rate of return	0.87%	0.26% - 1.34%	1.66% - 2.51%
Weighted average grant-date fair value per PSU	$18.73	$10.77	$27.99
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
The following table summarizes activity for PBF Energy performance share awards:

	Number of PBF Energy Performance Share Units (“PSUs”)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	623,160	$15.62
Granted	301,965	18.73
Vested	(179,600)	27.85
Nonvested at December 31, 2021	745,525	$13.93
In 2021 and 2020, PSU’s with a fair value of $1.8 million and $0.8 million, respectively, were vested.
As of December 31, 2021, unrecognized compensation cost related to performance share unit awards was $8.2 million, which is expected to be recognized over a weighted average period of 2.63 years.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for PBF Energy performance unit awards:

Number of PBF Energy Performance Units
Nonvested at January 1, 2021	16,071,745
Granted	11,782,926
Vested	(7,676,658)
Nonvested at December 31, 2021	20,178,013
In 2021 and 2020, Performance Units with a fair value of $5.2 million and $3.2 million, respectively, were vested.
As of December 31, 2021, unrecognized compensation cost related to performance unit awards was $9.2 million, which is expected to be recognized over a weighted average period of 2.54 years.
16. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to IRS limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $27.8 million, $32.7 million, and $27.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company formed the Post-Retirement Medical Plan on December 31, 2010 to provide health care coverage continuation from date of retirement to age 65 for qualifying employees associated with the Paulsboro acquisition. The Company credited the qualifying employees with their prior service under Valero Energy Corporation which resulted in the recognition of a liability for the projected benefit obligation. The Post-Retirement Medical Plan includes all corporate and refinery employees.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2021 and 2020 were as follows:

	Pension Plans		Post-Retirement Medical Plan
(in millions)	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$329.3	$271.2	$22.0	$17.5
Service cost	57.5	59.0	1.1	1.0
Interest cost	5.3	6.9	0.3	0.4
Plan amendments	—	—	—	1.8
Benefit payments	(31.2)	(18.0)	(1.2)	(0.6)
Actuarial (gain) loss	(7.6)	10.2	(4.0)	1.9
Projected benefit obligation at end of year	$353.3	$329.3	$18.2	$22.0
Change in plan assets:
Fair value of plan assets at beginning of year	$255.8	$197.4	$—	$—
Actual return on plan assets	27.7	28.6	—	—
Benefits paid	(31.2)	(18.0)	(1.2)	(0.6)
Employer contributions	54.0	47.8	1.2	0.6
Fair value of plan assets at end of year	$306.3	$255.8	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$306.3	$255.8	$—	$—
Less benefit obligations at end of year	353.3	329.3	18.2	22.0
Funded status at end of year	$(47.0)	$(73.5)	$(18.2)	$(22.0)
The accumulated benefit obligation for the defined benefit plans approximated $298.9 million and $281.5 million at December 31, 2021 and 2020, respectively.
Benefit payments, which reflect expected future services that the Company expects to pay are as follows for the years ended December 31:

(in millions)	Pension Benefits	Post-Retirement Medical Plan
2022	$24.8	$1.8
2023	18.1	1.7
2024	20.1	1.6
2025	23.7	1.5
2026	27.1	1.5
Years 2027-2031	168.6	6.8

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $35.6 million to the Company’s Pension Plans during 2022.
The components of net periodic benefit cost were as follows for the years ended December 31, 2021, 2020 and 2019:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$57.5	$59.0	$43.6	$1.1	$1.0	$1.0
Interest cost	5.3	6.9	8.3	0.3	0.4	0.7
Expected return on plan assets	(14.2)	(12.5)	(9.6)	—	—	—
Amortization of prior service cost and actuarial loss	0.1	0.3	0.3	0.7	0.6	0.5
Net periodic benefit cost	$48.7	$53.7	$42.6	$2.1	$2.0	$2.2
Lump sum payments made by the Supplemental Plan to employees retiring in 2021, 2020 and 2019 did not exceed the Plan’s total service and interest costs expected for those years.
The pre-tax amounts recognized in other comprehensive (income) loss for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2021	2020	2019	2021	2020	2019
Prior service costs	$—	$—	$—	$—	$1.8	$—
Net actuarial (gain) loss	(21.1)	(5.9)	(10.7)	(4.0)	1.9	(2.3)
Amortization of losses and prior service cost	(0.1)	(0.3)	(0.3)	(0.7)	(0.6)	(0.5)
Total changes in other comprehensive (income) loss	$(21.2)	$(6.2)	$(11.0)	$(4.7)	$3.1	$(2.8)
The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2021 and 2020 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
(in millions)	2021	2020	2021	2020
Prior service costs	$(0.5)	$(0.6)	$(4.3)	$(5.0)
Net actuarial gain (loss)	12.7	(8.4)	7.8	3.9
Total	$12.2	$(9.0)	$3.5	$(1.1)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine the benefit obligations as of December 31, 2021 and 2020 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2021	2020	2021	2020	2021	2020
Discount rate - benefit obligations	2.78%	2.36%	2.73%	2.21%	2.46%	1.90%
Rate of compensation increase	4.26%	4.28%	4.50%	4.50%	—	—
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rates:
Effective rate for service cost	2.40%	2.94%	4.24%	2.26%	2.79%	4.19%	2.35%	2.86%	4.21%
Effective rate for interest cost	1.74%	2.50%	3.92%	1.53%	2.33%	3.83%	1.28%	2.21%	3.69%
Effective rate for interest on service cost	1.92%	2.59%	4.00%	1.75%	2.42%	3.90%	2.11%	2.68%	4.09%
Cash balance interest credit rate	1.57%	2.19%	3.34%	1.57%	2.19%	3.34%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.25%	5.75%	6.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.28%	4.28%	4.55%	4.50%	4.50%	5.00%	N/A	N/A	N/A
The assumed health care cost trend rates as of December 31, 2021 and 2020 were as follows:

	Post-Retirement Medical Plan
	2021	2020
Health care cost trend rate assumed for next year	5.2%	5.4%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.0%	4.5%
Year that the rate reaches the ultimate trend rate	2046	2038

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2021 and 2020 by level of fair value hierarchy. Assets consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient
	December 31,
(in millions)	2021	2020
Equities:
Domestic equities	$73.9	$64.4
Developed international equities	37.7	38.2
Global low volatility equities	24.1	22.5
Emerging market equities	24.8	20.7
Fixed-income	121.6	95.7
Real Estate	23.2	13.3
Cash and cash equivalents	1.0	1.0
Total	$306.3	$255.8
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2021, the plan’s target allocations for plan assets are 54% invested in equity securities, 40% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. REVENUES

Revenue Recognition
In accordance with FASB ASC Topic 606, Revenue from Contracts with Customer (“ASC 606”), revenue is recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Year Ended December 31,
(in millions)	2021	2020	2019
Gasoline and distillates	$23,489.5	$12,799.4	$21,278.4
Feedstocks and other	1,310.1	935.5	806.9
Asphalt and blackoils	1,217.8	777.9	1,426.4
Chemicals	889.8	351.5	682.3
Lubricants	294.8	180.7	274.9
Total Revenues	$27,202.0	$15,045.0	$24,468.9
The majority of the Company’s revenues are generated from the sale of refined products. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Company also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606.
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $40.3 million and $45.1 million as of December 31, 2021 and December 31, 2020, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

18. INCOME TAXES
PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes. Accordingly, there is generally no benefit or expense for federal or state income tax in the PBF Holding financial statements apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of Chalmette Refining and PBF Ltd. that are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
The reported income tax (benefit) expense in the PBF Holding Consolidated Statements of Operations consists of the following:

(in millions)	December 31, 2021	December 31, 2020	December 31, 2019
Current income tax expense (benefit)	$0.5	$(1.2)	$0.5
Deferred income tax (benefit) expense	(14.5)	7.3	(8.8)
Total income tax (benefit) expense	$(14.0)	$6.1	$(8.3)
A summary of the components of PBF Holding’s deferred tax assets and deferred tax liabilities consists of the following:

(in millions)	December 31, 2021	December 31, 2020
Deferred tax assets
Net operating loss carry forwards	$0.3	$0.1
Other	0.5	—
Total deferred tax assets	0.8	0.1
Valuation allowance	—	—
Total deferred tax assets, net	0.8	0.1

Deferred tax liabilities
Property, plant and equipment	16.3	17.5
Inventory	8.7	21.3
Total deferred tax liabilities	25.0	38.8
Net deferred tax liability	$(24.2)	$(38.7)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2021 and 2020.
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

	As of December 31, 2021
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$260.9	$—	$—	$260.9	N/A	$260.9
Commodity contracts	71.5	—	—	71.5	(71.5)	—
Derivatives included within inventory intermediation agreement obligations	—	19.7	—	19.7	—	19.7
Liabilities:
Commodity contracts	79.7	3.8	—	83.5	(71.5)	12.0
Catalyst obligations	—	58.4	—	58.4	—	58.4
Renewable energy credit and emissions obligations	—	953.9	—	953.9	—	953.9
Contingent consideration obligation	—	—	29.4	29.4	—	29.4

	As of December 31, 2020
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$402.3	$—	$—	$402.3	N/A	$402.3
Commodity contracts	2.5	3.5	—	6.0	(6.0)	—
Derivatives included within inventory intermediation agreement obligations	—	11.3	—	11.3	—	11.3
Liabilities:
Commodity contracts	2.3	6.7	—	9.0	(6.0)	3.0
Catalyst obligations	—	102.5	—	102.5	—	102.5
Contingent consideration obligation	—	—	—	—	—	—

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
•Renewable energy credit and emissions obligations primarily represent our liability for the purchase of (i) biofuel credits (primarily RINs in the U.S.) needed to satisfy our obligation to blend biofuels into the products we produce and (ii) emission credits under the AB 32 and similar programs (collectively, the cap-and-trade systems). To the degree we are unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, we must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, we must purchase emission credits to comply with these systems. The liability for environmental credits is in part based on our deficit for such credits as of the balance sheet date, if any, after considering any credits acquired or under contract, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.
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
•The contingent consideration obligation at December 31, 2021 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.

Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2021 and 2020, $20.7 million and $21.2 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Year Ended December 31,
(in millions)	2021	2020
Balance at beginning of period	$—	$—
Additions	—	77.3
Accretion on discounted liabilities	—	2.0
Settlements	—	(1.5)
Unrealized loss (gain) included in earnings	29.4	(77.8)
Balance at end of period	$29.4	$—
There were no transfers between levels during the years ended December 31, 2021 and 2020, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,250.0	$1,192.7	$1,250.0	$1,232.9
2028 Senior Notes (a)	826.5	520.9	1,000.0	562.5
2025 Senior Notes (a)	669.5	475.9	725.0	475.3
Revolving Credit Facility(b)	900.0	900.0	900.0	900.0
PBF Rail Term Loan (b)	—	—	7.4	7.4
Catalyst financing arrangements (c)	58.4	58.4	102.5	102.5
	3,704.4	3,147.9	3,984.9	3,280.6
Less - Current debt	—	—	(7.4)	(7.4)
Unamortized premium	0.5	n/a	0.6	n/a
Less - Unamortized deferred financing costs	(31.6)	n/a	(45.3)	n/a
Long-term debt	$3,673.3	$3,147.9	$3,932.8	$3,273.2
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

20. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company entered into the Third Inventory Intermediation Agreement that contain purchase obligations for certain volumes of crude oil, intermediates and refined products. The purchase obligations related to crude oil, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil, intermediates and refined products. The level of activity for these derivatives is based on the level of operating inventories.
As of December 31, 2021, there were 2,081,783 barrels of crude oil and feedstocks (no barrels at December 31, 2020) outstanding under these derivative instruments designated as fair value hedges. As of December 31, 2021, there were 2,070,550 barrels of intermediates and refined products (2,604,736 barrels at December 31, 2020) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2021, there were 36,246,000 barrels of crude oil and 5,819,000 barrels of refined products (7,183,000 and 2,810,000, respectively, as of December 31, 2020), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of December 31, 2021 and December 31, 2020 and the line items in the Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
December 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$19.7
December 31, 2020:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$11.3

Derivatives not designated as hedging instruments:
December 31, 2021:
Commodity contracts	Accounts receivable	$(12.0)
December 31, 2020:
Commodity contracts	Accounts receivable	$(3.0)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the year ended December 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$8.4
For the year ended December 31, 2020:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$12.6
For the year ended December 31, 2019:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(25.4)

Derivatives not designated as hedging instruments:
For the year ended December 31, 2021:
Commodity contracts	Cost of products and other	$(83.4)
For the year ended December 31, 2020:
Commodity contracts	Cost of products and other	$44.4
For the year ended December 31, 2019:
Commodity contracts	Cost of products and other	$36.5

Hedged items designated in fair value hedges:
For the year ended December 31, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(8.4)
For the year ended December 31, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(12.6)
For the year ended December 31, 2019:
Crude oil, intermediate and refined product inventory	Cost of products and other	$25.4

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2021, 2020 and 2019.

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
Date: March 2, 2022
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

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Director	March 2, 2022
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	March 2, 2022
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	March 2, 2022
(John Barone)	(Principal Accounting Officer)

/s/ Trecia Canty	Director	March 2, 2022
(Trecia Canty)

/s/ Matthew C. Lucey	Director	March 2, 2022
(Matthew C. Lucey)