Form 10-Q
period 2022-03-31
PBF Holding Co LLC; PBF Finance Corp
filed 2022-05-04
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
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
PBF Holding Company LLC has no common stock outstanding. As of April 29, 2022, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

EXPLANATORY NOTE
This combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interests in PBF LLC as of March 31, 2022. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as "cautionary statements," are disclosed under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2021 of PBF Holding and PBF Finance, which we refer to as our 2021 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•supply, demand, prices and other market conditions for our products or crude oil, including volatility in commodity prices or constraints arising from federal, state or local governmental actions or environmental and/or social activists that reduce crude oil production or availability in the regions in which we operate our pipelines and facilities;
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
•the effect of the coronavirus (“COVID-19”) pandemic, including resurgences and variants of the virus, as well as related governmental and consumer responses on our business, financial condition and results of operations;
•the impact of current and future laws, rulings and governmental regulations, including restrictions on the exploration and/or production of crude oil in the state of California, the implementation of rules and regulations regarding transportation of crude oil by rail or in response to the potential impacts of climate change, decarbonization and future energy transition;
•adverse impacts related to legislation by the federal government lifting the restrictions on exporting U.S. crude oil or subjecting us to trade and sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to our crude oil acquisition activities;

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
• the effects of competition in our markets;
•our ability to make acquisitions or investments, including in renewable diesel production, on any announced time frame or at all, and to realize the benefits from such acquisitions or investments;
•liabilities arising from recent acquisitions or investments that are unforeseen or exceeded our expectation;
•our expectations and timing with respect to our acquisition activity;
•adverse developments in our relationship with both our key employees and unionized employees;
•our substantial indebtedness, including the impact of potential downgrades to our corporate credit rating, secured notes and unsecured notes;
•changes in currency exchange rates, interest rates and capital costs;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility;
•counterparty credit and performance risk exposure related to our supply and inventory intermediation arrangements;
•termination of our third amended and restated inventory intermediation agreement (“Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”) which is scheduled to expire in December 2024 and could have a material adverse effect on our liquidity, as we would be required to finance our crude oil, intermediate and refined products inventory covered by the agreement. Additionally, we are obligated to repurchase from J. Aron certain crude oil, intermediates and finished products (the “J. Aron Products”) upon termination of the agreement;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,380.9	$1,305.7
Accounts receivable	1,810.0	1,272.0
Accounts receivable - affiliate	4.4	4.1
Inventories	2,893.5	2,505.1
Prepaid and other current assets	233.3	71.7
Total current assets	6,322.1	5,158.6

Property, plant and equipment, net	4,175.8	4,114.8
Lease right of use assets - third party	718.8	717.0
Lease right of use assets - affiliate	463.7	485.4
Deferred charges and other assets, net	884.8	813.8
Total assets	$12,565.2	$11,289.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,618.0	$906.3
Accounts payable - affiliate	51.9	61.7
Accrued expenses	3,285.8	2,728.3
Current operating lease liabilities - third party	70.5	64.8
Current operating lease liabilities - affiliate	92.6	90.7
Current debt	29.9	—
Deferred revenue	53.2	40.3
Total current liabilities	5,201.9	3,892.1
Long-term debt	3,650.7	3,673.3
Deferred tax liabilities	16.1	24.2
Long-term operating lease liabilities - third party	571.6	570.3
Long-term operating lease liabilities - affiliate	371.1	394.7
Long-term financing lease liabilities - third party	66.7	70.6
Other long-term liabilities	273.9	251.0
Total liabilities	10,152.0	8,876.2
Commitments and contingencies (Note 7)
Equity:
PBF Holding Company LLC equity
Member’s equity	2,892.8	2,870.2
Retained earnings (accumulated deficit)	(510.0)	(489.3)
Accumulated other comprehensive income	19.3	20.3
Total PBF Holding Company LLC equity	2,402.1	2,401.2
Noncontrolling interest	11.1	12.2
Total equity	2,413.2	2,413.4
Total liabilities and equity	$12,565.2	$11,289.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Revenues	$9,128.2	$4,913.2
Cost and expenses:
Cost of products and other	8,277.5	4,263.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	595.6	460.2
Depreciation and amortization expense	108.9	104.7
Cost of sales	8,982.0	4,827.9
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	49.3	42.9
Depreciation and amortization expense	1.9	3.4
Change in fair value of contingent consideration	50.1	29.5
Loss (gain) on sale of assets	0.1	(0.6)
Total cost and expenses	9,083.4	4,903.1
Income from operations	44.8	10.1
Other income (expense):
Interest expense, net	(68.2)	(69.6)
Change in fair value of catalyst obligations	(4.9)	(10.0)
Other non-service components of net periodic benefit cost	2.2	2.0
Income (loss) before income taxes	(26.1)	(67.5)
Income tax benefit	(8.1)	(10.6)
Net income (loss)	(18.0)	(56.9)
Less: net income (loss) attributable to noncontrolling interests	(1.1)	0.2
Net income (loss) attributable to PBF Holding Company LLC	$(16.9)	$(57.1)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(18.0)	$(56.9)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(1.1)	(0.6)
Net gain on pension and other post-retirement benefits	0.1	0.2
Total other comprehensive income (loss)	(1.0)	(0.4)
Comprehensive income (loss)	(19.0)	(57.3)
Less: comprehensive income (loss) attributable to noncontrolling interests	(1.1)	0.2
Comprehensive income (loss) attributable to PBF Holding Company LLC	$(17.9)	$(57.5)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total Equity

Balance, December 31, 2021	$2,870.2	$20.3	$(489.3)	$12.2	$2,413.4
Member distributions	—	—	(3.8)	—	(3.8)
Capital contributions from PBF LLC	16.0	—	—	—	16.0
Stock-based compensation expense	6.6	—	—	—	6.6
Comprehensive income (loss)	—	(1.0)	(16.9)	(1.1)	(19.0)
Balance, March 31, 2022	$2,892.8	$19.3	$(510.0)	$11.1	$2,413.2

Balance, December 31, 2020	$2,809.7	$(6.1)	$(723.4)	$10.6	$2,090.8
Member distributions	—	—	(1.0)	—	(1.0)
Capital contributions from PBF LLC	10.0	—	—	—	10.0
Stock-based compensation	5.9	—	—	—	5.9
Comprehensive income (loss)	—	(0.4)	(57.1)	0.2	(57.3)
Balance, March 31, 2021	$2,825.6	$(6.5)	$(781.5)	$10.8	$2,048.4

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(18.0)	$(56.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	114.7	111.8
Stock-based compensation	7.1	6.4
Change in fair value of catalyst obligations	4.9	10.0
Deferred income taxes	(8.1)	(9.4)
Non-cash change in inventory repurchase obligations	(40.7)	8.0
Non-cash lower of cost or market inventory adjustment	—	(405.6)
Change in fair value of contingent consideration	50.1	29.5
Pension and other post-retirement benefit costs	11.9	12.8
Loss (gain) on sale of assets	0.1	(0.6)

Changes in operating assets and liabilities:
Accounts receivable	(538.0)	(358.0)
Due to/from affiliates	(10.2)	5.1
Inventories	(388.4)	(220.6)
Prepaid and other current assets	(161.5)	(79.6)
Accounts payable	682.3	291.0
Accrued expenses	537.1	638.1
Deferred revenue	12.9	(25.8)
Other assets and liabilities	(13.3)	(23.8)
Net cash provided by (used in) operating activities	$242.9	$(67.6)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(116.9)	(36.1)
Expenditures for deferred turnaround costs	(82.2)	(16.8)
Expenditures for other assets	(25.0)	(6.3)
Net cash used in investing activities	$(224.1)	$(59.2)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Contributions from PBF LLC	$16.0	$10.0
Distributions to members	(3.9)	(1.0)
Repayments of PBF Rail Term Loan	—	(1.8)
Payments on financing leases	(3.0)	(3.5)
Proceeds from insurance premium financing	47.3	48.9
Deferred financing costs and other	(0.1)	0.5
Net cash provided by financing activities	$56.3	$53.1

Net change in cash and cash equivalents	75.1	(73.7)
Cash and cash equivalents, beginning of period	1,305.7	1,570.1
Cash and cash equivalents, end of period	$1,380.8	$1,496.4

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$119.7	$42.2
Assets acquired or remeasured under operating and financing leases	23.9	(152.8)
Cash paid during the period for:
Interest (net of capitalized interest of $4.1 million and $2.2 million in 2022 and 2021, respectively)	$33.9	$38.9
Income taxes	0.1	0.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.2% of the outstanding economic interest in, PBF LLC as of March 31, 2022. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC (“PRC”), Delaware City Refining Company LLC (“DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and Martinez Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding has distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 6 - Related Party Transactions”).
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
Recently Adopted Accounting Guidance
In March 2020, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting”. The amendments in this ASU provide optional guidance to alleviate the burden in accounting for reference rate reform, by allowing certain expedients and exceptions in applying GAAP to contracts, hedging relationships and other transactions affected by the expected market transition from London Interbank Offered Rate and other interbank rates. The Company’s adoption of this guidance did not have, and is not anticipated to have, a material impact on its Consolidated Financial Statements and related disclosures.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of March 31, 2022 or December 31, 2021.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. INVENTORIES
Inventories consisted of the following:

March 31, 2022
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,198.2	$210.9	$1,409.1
Refined products and blendstocks	1,030.3	310.7	1,341.0
Warehouse stock and other	143.4	—	143.4
	$2,371.9	$521.6	$2,893.5
Lower of cost or market adjustment	—	—	—
Total inventories	$2,371.9	$521.6	$2,893.5

December 31, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$953.5	$151.4	$1,104.9
Refined products and blendstocks	964.6	293.8	1,258.4
Warehouse stock and other	141.8	—	141.8
	$2,059.9	$445.2	$2,505.1
Lower of cost or market adjustment	—	—	—
Total inventories	$2,059.9	$445.2	$2,505.1
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
Pursuant to the Third Inventory Intermediation Agreement, J. Aron will continue to purchase and hold title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the “Refineries”) and delivered into storage tanks at the Refineries (the “Storage Tanks”). The J. Aron Products are sold back to the Company as the J. Aron Products are discharged out of the Storage Tanks. These purchases and sales are settled daily, and pricing is trued-up monthly at the market prices related to those J. Aron Products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the Refineries to J. Aron. Additionally, J. Aron has the right to store the J. Aron Products purchased in Storage Tanks under the Third Inventory Intermediation Agreement and will retain these storage rights for the term of the agreement. PBF Holding continues to market and sell the J. Aron Products independently to third parties.
At March 31, 2022 the replacement value of inventories exceeded the last-in, first-out carrying value. There was no lower of cost or market (“LCM”) inventory reserve at March 31, 2022 and December 31, 2021.
During the three months ended March 31, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $405.6 million, reflecting the net change in the LCM inventory reserve from $669.6 million at December 31, 2020 to $264.0 million at March 31, 2021.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Inventory-related accruals	$1,318.0	$959.9
Renewable energy credit and emissions obligations (a)	1,141.0	953.9
Inventory intermediation agreement (b)	268.6	280.1
Excise and sales tax payable	103.1	112.3
Accrued transportation costs	94.7	91.0
Accrued capital expenditures	76.4	62.6
Accrued utilities	64.3	73.0
Accrued interest	61.8	32.8
Accrued refinery maintenance and support costs	41.5	55.8
Accrued salaries and benefits	26.4	57.1
Environmental liabilities	14.0	14.3
Current finance lease liabilities	11.2	11.1
Customer deposits	1.6	3.5
Other	63.2	20.9
Total accrued expenses	$3,285.8	$2,728.3
__________________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. The Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of March 31, 2022, the Company had entered into $756.2 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. Final settlement of the Company’s RINs obligation for annual compliance years 2020 through 2022 are subject to final rule making by EPA. Currently, our obligations are anticipated to require settlement in 2023. The Company’s AB 32 liability is part of a triennial period program which will be settled through 2024.
(b) The Company has the obligation to repurchase the J. Aron Products that are held in its Storage Tanks in accordance with the Inventory Intermediation Agreement with J. Aron. As of March 31, 2022 and December 31, 2021, a liability is recognized for the Inventory Intermediation Agreement and is recorded at market price for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(in millions)	March 31, 2022	December 31, 2021
2025 Senior Secured Notes	$1,250.0	$1,250.0
2028 Senior Notes	826.5	826.5
2025 Senior Notes	669.5	669.5
Revolving Credit Facility	900.0	900.0
Catalyst financing arrangements	63.3	58.4
	3,709.3	3,704.4
Less — Current debt	(29.9)	—
Unamortized premium	0.4	0.5
Unamortized deferred financing costs	(29.1)	(31.6)
Long-term debt	$3,650.7	$3,673.3

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. RELATED PARTY TRANSACTIONS
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
Refer to the Company’s 2021 Annual Report on Form 10-K (“Note 11 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for a more complete description of the agreements with PBFX that were entered into prior to 2022. No new material agreements or amendments were entered into during the three months ended March 31, 2022.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$2.2
Omnibus Agreement	1.8	1.8
Total expenses under affiliate agreements	76.0	75.9
Total reimbursements under the Omnibus Agreement are included in General and administrative expenses and reimbursements under the Services Agreement and expenses under affiliate agreements are included in Cost of products and other in the Company’s Condensed Consolidated Statements of Operations.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. COMMITMENTS AND CONTINGENCIES
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $116.5 million as of March 31, 2022 ($118.5 million as of December 31, 2021), and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $156.8 million and $155.3 million at March 31, 2022 and December 31, 2021, respectively, of which $142.8 million and $141.0 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
In connection with the acquisition of the Martinez refinery and related logistics assets, the Company entered into an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Seller based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statements of Operations. The fair value of the Martinez Contingent Consideration was estimated to be $79.5 million as of March 31, 2022 and $29.4 million as of December 31, 2021.

8. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended March 31,
Pension Benefits	2022	2021
Components of net periodic benefit cost:
Service cost	$13.9	$14.4
Interest cost	2.0	1.3
Expected return on plan assets	(4.4)	(3.6)
Net periodic benefit cost	$11.5	$12.1

(in millions)	Three Months Ended March 31,
Post-Retirement Medical Plan	2022	2021
Components of net periodic benefit cost:
Service cost	$0.2	$0.4
Interest cost	0.1	0.1
Amortization of prior service cost and actuarial loss	0.1	0.2
Net periodic benefit cost	$0.4	$0.7

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended March 31,
(in millions)	2022	2021
Gasoline and distillates	$8,037.7	$4,230.1
Asphalt and blackoils	458.9	215.4
Feedstocks and other	334.9	212.3
Chemicals	207.0	194.7
Lubricants	89.7	60.7
Total Revenues	$9,128.2	$4,913.2
The Company’s revenues are generated from the sale of refined products. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to our customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Company also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $53.2 million and $40.3 million as of March 31, 2022 and December 31, 2021, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
10. INCOME TAXES
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
The reported income tax provision in the PBF Holding Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2022	2021
Current income tax benefit	$—	$(1.2)
Deferred income tax benefit	(8.1)	(9.4)
Total income tax benefit	$(8.1)	$(10.6)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2022 and December 31, 2021.
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

	As of March 31, 2022
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$45.9	$—	$—	$45.9	N/A	$45.9
Commodity contracts	197.2	—	—	197.2	(197.2)	—
Derivatives included with inventory intermediation agreement obligations	—	60.4	—	60.4	—	60.4
Liabilities:
Commodity contracts	249.1	—	—	249.1	(197.2)	51.9
Catalyst obligations	—	63.3	—	63.3	—	63.3
Renewable energy credit and emissions obligations	—	1,141.0	—	1,141.0	—	1,141.0
Contingent consideration obligation	—	—	79.5	79.5	—	79.5

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$260.9	$—	$—	$260.9	N/A	$260.9
Commodity contracts	71.5	—	—	71.5	(71.5)	—
Derivatives included with inventory intermediation agreement obligations	—	19.7	—	19.7	—	19.7
Liabilities:
Commodity contracts	79.7	3.8	—	83.5	(71.5)	12.0
Catalyst obligations	—	58.4	—	58.4	—	58.4
Renewable energy credit and emissions obligations	—	953.9	—	953.9	—	953.9
Contingent consideration obligation	—	—	29.4	29.4	—	29.4

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
•The contingent consideration obligations at March 31, 2022 and December 31, 2021 are categorized in Level 3 of the fair value hierarchy and are estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2022 and December 31, 2021, $19.7 million and $20.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Three Months Ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$29.4	$—
Additions	—	—
Settlements	—	—
Unrealized loss included in earnings	50.1	29.5
Balance at end of period	$79.5	$29.5
There were no transfers between levels during the three months ended March 31, 2022 or the three months ended March 31, 2021.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,250.0	$1,292.8	$1,250.0	$1,192.7
2028 Senior Notes (a)	826.5	660.2	826.5	520.9
2025 Senior Notes (a)	669.5	603.4	669.5	475.9
Revolving Credit Facility (b)	900.0	900.0	900.0	900.0
Catalyst financing arrangements (c)	63.3	63.3	58.4	58.4
	3,709.3	3,519.7	3,704.4	3,147.9
Less - Current debt	(29.9)	(29.9)	—	—
Unamortized premium	0.4	n/a	0.5	n/a
Less - Unamortized deferred financing costs	(29.1)	n/a	(31.6)	n/a
Long-term debt	$3,650.7	$3,489.8	$3,673.3	$3,147.9
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
As of March 31, 2022 and December 31, 2021, there were 2,714,315 and 2,081,783 barrels of crude oil and feedstocks outstanding under these derivative instruments designated as fair value hedges, respectively. As of March 31, 2022, there were 1,881,877 barrels of intermediates and refined products (2,070,550 barrels at December 31, 2021) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2022, there were 41,705,000 barrels of crude oil and 2,225,000 barrels of refined products (36,246,000 and 5,819,000, respectively, as of December 31, 2021), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of March 31, 2022 and December 31, 2021, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
March 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$60.4
December 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$19.7

Derivatives not designated as hedging instruments:
March 31, 2022:
Commodity contracts	Accounts receivable	$(51.9)
December 31, 2021:
Commodity contracts	Accounts receivable	$(12.0)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended March 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$40.7
For the three months ended March 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(8.0)

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2022:
Commodity contracts	Cost of products and other	$(26.9)
For the three months ended March 31, 2021:
Commodity contracts	Cost of products and other	$(14.8)

Hedged items designated in fair value hedges:
For the three months ended March 31, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(40.7)
For the three months ended March 31, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$8.0

The Company had no ineffectiveness related to the fair value hedges for the three months ended March 31, 2022 or the three months ended March 31, 2021.

13. SUBSEQUENT EVENTS
Extinguishment of Debt
In April 2022, the Company repurchased $29.9 million of outstanding 6.00% senior unsecured notes due 2028 and 7.25% senior unsecured notes due 2025 for cash consideration of approximately $25.8 million. These notes are reflected as Current debt on the Condensed Consolidated Balance Sheets and were repurchased using cash on hand at March 31, 2022. The related gain on extinguishment of approximately $3.8 million will be recognized in the second quarter of 2022 in the Condensed Consolidated Statements of Operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Holding included in the Annual Report on Form 10-K for the year ended December 31, 2021 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Holding and its consolidated subsidiaries.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of March 31, 2022, we own and operate six domestic oil refineries and related assets. Based on the current configuration our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Our six oil refineries are aggregated into one reportable segment.
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
Market Developments
We continue to adjust our operational plans to the evolving market conditions and continue to monitor and manage operating expenses through reductions in discretionary activities and third-party services. Market conditions currently include high crude oil prices, tight domestic supplies and elevated refining margins as a result of sustained increases in demand, coupled with global supply disruption related to sanctions imposed on Russia for its invasion of Ukraine.
We also remain focused on enhancing the profitability and reliability of our core operations. Our full-year refining capital expenditures are expected to range from $500.0 million to $550.0 million. While our refining capital expenditures in 2022 are projected to increase in comparison to 2021, we continue to focus on capital discipline, with turnaround and other mandatory spend accounting for the majority of total planned refining capital expenses for 2022. Consistent with our prior year approach, we will be responsive in regards to the pace of capital expenditures and scope of turnarounds depending on market conditions.
Renewable Diesel Project
We continue to advance on our project for a renewable fuels production facility co-located at our Chalmette refinery. The project incorporates certain idled assets at the refinery, including an idle hydrocracker, along with a newly-constructed pre-treatment unit to establish a 20,000 barrel per day renewable diesel production facility. During the first quarter of 2022, we invested approximately $40.0 million in incremental capital to continue to progress and incubate the project with the goal of being in production in the first half of 2023. Concurrent with our activities to progress the project, we are continuing discussions with potential strategic and financial partners.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic at the end of the quarter ended March 31, 2020, created a shock in oil demand resulting in an economic challenge to our industry which has not occurred since our formation. This resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices. The demand for these products started to rebound in 2021 and continued to improve in the three months ended March 31, 2022. Additionally, refining margins improved in the first quarter of 2022 as a result of global supply disruption.
Debt and Credit Facilities
Revolving Credit Facility
The outstanding borrowings under our asset-based revolving credit facility (the “Revolving Credit Facility”) were $900.0 million as of both March 31, 2022 and December 31, 2021.
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
We have entered into a series of agreements with PBFX, including contribution, commercial and operational agreements. Refer to “Note 6 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for descriptions of these agreements and their impact to our operations. Related party transactions that have an impact on the comparability of our period to period financial performance and financial condition are listed below.
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$2.2
Omnibus Agreement	1.8	1.8
Total expenses under affiliate agreements	76.0	75.9

Results of Operations
The following tables reflect our financial and operating highlights for the three months ended March 31, 2022 and 2021 (amounts in millions):

	Three Months Ended March 31,
	2022	2021
Revenues	$9,128.2	$4,913.2
Cost and expenses:
Cost of products and other	8,277.5	4,263.0
Operating expenses (excluding depreciation and amortization expense as reflected below)	595.6	460.2
Depreciation and amortization expense	108.9	104.7
Cost of sales	8,982.0	4,827.9
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	49.3	42.9
Depreciation and amortization expense	1.9	3.4
Change in fair value of contingent consideration	50.1	29.5
Loss (gain) on sale of assets	0.1	(0.6)
Total cost and expenses	9,083.4	4,903.1
Income from operations	44.8	10.1
Other income (expense):
Interest expense, net	(68.2)	(69.6)
Change in fair value of catalyst obligations	(4.9)	(10.0)
Other non-service components of net periodic benefit cost	2.2	2.0
Income (loss) before income taxes	(26.1)	(67.5)
Income tax benefit	(8.1)	(10.6)
Net income (loss)	(18.0)	(56.9)
Less: net income (loss) attributable to noncontrolling interests	(1.1)	0.2
Net income (loss) attributable to PBF Holding Company LLC	$(16.9)	$(57.1)
Consolidated gross margin	$146.2	$85.3
Gross refining margin (1)	$850.7	$650.2
_____________________

(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended March 31,
	2022	2021
Key Operating Information
Production (bpd in thousands)	844.3	758.2
Crude oil and feedstocks throughput (bpd in thousands)	832.6	745.5
Total crude oil and feedstocks throughput (millions of barrels)	74.9	67.1
Consolidated gross margin per barrel of throughput	$1.96	$1.28
Gross refining margin, excluding special items, per barrel of throughput (1)	$11.36	$3.65
Refinery operating expense, per barrel of throughput	$7.95	$6.86

Crude and feedstocks (% of total throughput) (2)
Heavy	34%	36%
Medium	32%	31%
Light	18%	18%
Other feedstocks and blends	16%	15%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	48%	54%
Distillates and distillate blendstocks	34%	30%
Lubes	1%	1%
Chemicals	2%	2%
Other	16%	15%
Total yield	101%	102%
_____________________
(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended March 31,
	2022	2021
	(dollars per barrel, except as noted)
Dated Brent crude oil	$101.75	$61.16
West Texas Intermediate (WTI) crude oil	$95.22	$58.13
Light Louisiana Sweet (LLS) crude oil	$97.50	$60.26
Alaska North Slope (ANS) crude oil	$96.13	$61.07
Crack Spreads
Dated Brent (NYH) 2-1-1	$21.69	$12.06
WTI (Chicago) 4-3-1	$17.94	$11.56
LLS (Gulf Coast) 2-1-1	$24.14	$12.05
ANS (West Coast-LA) 4-3-1	$32.84	$15.75
ANS (West Coast-SF) 3-2-1	$29.39	$12.92
Crude Oil Differentials
Dated Brent (foreign) less WTI	$6.54	$3.03
Dated Brent less Maya (heavy, sour)	$12.24	$4.53
Dated Brent less WTS (sour)	$6.74	$2.26
Dated Brent less ASCI (sour)	$8.63	$2.77
WTI less WCS (heavy, sour)	$15.31	$12.01
WTI less Bakken (light, sweet)	$(3.49)	$0.50
WTI less Syncrude (light, sweet)	$0.18	$0.97
WTI less LLS (light, sweet)	$(2.28)	$(2.13)
WTI less ANS (light, sweet)	$(0.92)	$(2.94)
Natural gas (dollars per MMBTU)	$4.59	$2.72

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Overview— Net loss was $18.0 million for the three months ended March 31, 2022 compared to a net loss of $56.9 million for the three months ended March 31, 2021.
Our results for the three months ended March 31, 2022 were negatively impacted by our special item related to a change in fair value of contingent consideration of $50.1 million related to the acquisition of the Martinez refinery and logistics assets (the “Martinez Acquisition”). Our results for the three months ended March 31, 2021 were positively impacted by a non-cash lower of cost or market (“LCM”) inventory adjustment special item of approximately $405.6 million, offset by the change in the fair value of contingent consideration of $29.5 million related to the Martinez Acquisition.

Excluding the impact of these special items, when comparing our results to the three months ended March 31, 2021, we experienced an increase in the demand for our refined products, evidenced by higher throughput volumes and barrels sold at all of our refineries, as well as overall stronger refining margins due to favorable movements in crack spreads and crude oil differentials. These improving metrics have positively impacted our revenues, cost of products sold and operating income. During the three months ended March 31, 2021, despite signs of demand recovery and improving refining margins in the Mid-Continent, our results continued to be negatively impacted by the ongoing COVID-19 pandemic. In addition, in the first quarter of 2021, we experienced unfavorable movements in certain crude oil differentials and overall lower throughput volumes and barrels sold across our refineries.
Revenues— Revenues totaled $9.1 billion for the three months ended March 31, 2022 compared to $4.9 billion for the three months ended March 31, 2021, an increase of approximately $4.2 billion, or 85.7%. Revenues per barrel were $107.42 and $67.31 for the three months ended March 31, 2022 and 2021, respectively, an increase of 59.6% directly related to higher hydrocarbon commodity prices. For the three months ended March 31, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 263,100 bpd, 136,700 bpd, 163,100 bpd and 269,700 bpd, respectively. For the three months ended March 31, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 242,800 bpd, 117,200 bpd, 153,800 bpd and 231,700 bpd, respectively. For the three months ended March 31, 2022, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 318,700 bpd, 139,800 bpd, 175,700 bpd and 310,000 bpd, respectively. For the three months ended March 31, 2021, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 270,800 bpd, 129,800 bpd, 154,000 bpd and 256,400 bpd, respectively.
The throughput rates at all of our refineries were higher in the three months ended March 31, 2022 compared to the same period in 2021. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $146.2 million for the three months ended March 31, 2022, compared to $85.3 million for the three months ended March 31, 2021, an increase of approximately $60.9 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $850.7 million, or $11.36 per barrel of throughput for the three months ended March 31, 2022 compared to $650.2 million, or $9.70 per barrel of throughput for the three months ended March 31, 2021, an increase of approximately $200.5 million. Gross refining margin excluding special items totaled $850.7 million or $11.36 per barrel of throughput for the three months ended March 31, 2022 compared to $244.6 million or $3.65 per barrel of throughput for the three months ended March 31, 2021, an increase of $606.1 million.
During the three months ended March 31, 2022, our gross margin calculations were not impacted by special items. Consolidated gross margin and gross refining margin increased due to favorable movements in certain crack spreads and crude oil differentials and higher throughput volumes and barrels sold at all of our refineries. For the three months ended March 31, 2021, the special item impacting our gross margin calculations related to a non-cash LCM inventory benefit of approximately $405.6 million, resulting from an increase in crude oil and refined product prices from the year ended 2020 to the end of the first quarter of 2021.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $194.4 million for the three months ended March 31, 2022 in comparison to $283.1 million for the three months ended March 31, 2021.
Average industry margins were mostly favorable during the three months ended March 31, 2022 in comparison to the same period in 2021, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices, in addition to increased refining margins as a result of global supply disruptions.

Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $21.69 per barrel, or 79.9% higher, in the three months ended March 31, 2022, as compared to $12.06 per barrel in the same period in 2021. Our margins were impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya differentials, which increased by $7.71 per barrel, slightly offset by weakened WTI/Bakken differentials, which decreased by $3.99 per barrel, in comparison to the same period in 2021. The WTI/WCS differential increased to $15.31 per barrel in the three months ended March 31, 2022 compared to $12.01 in the same period in 2021, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $17.94 per barrel, or 55.2% higher, in the three months ended March 31, 2022 as compared to $11.56 per barrel in the same period in 2021. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential and WTI/Syncrude differential, which decreased by $3.99 per barrel and $0.79 per barrel, respectively.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $24.14 per barrel, or 100.3% higher, in the three months ended March 31, 2022 as compared to $12.05 per barrel in the same period in 2021. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakening WTI/LLS differential, which averaged a premium of $2.28 per barrel during the three months ended March 31, 2022 as compared to a premium of $2.13 per barrel in the same period of 2021.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $32.84 per barrel, or 108.5% higher, in the three months ended March 31, 2022 as compared to $15.75 per barrel in the same period in 2021. Additionally (West Coast) 3-2-1 industry crack spread was $29.39 per barrel, or 127.5% higher, in the three months ended March 31, 2022 as compared to $12.92 per barrel in the same period in 2021. Our margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $0.92 per barrel during the three months ended March 31, 2022 as compared to a premium of $2.94 per barrel in the same period of 2021.
Operating Expenses— Operating expenses totaled $595.6 million, or $7.95 per barrel of throughput, for the three months ended March 31, 2022 compared to $460.2 million, or $6.86 per barrel of throughput, for the three months ended March 31, 2021, an increase of approximately $135.4 million, or 29.4%. Increase in operating expenses was mainly attributable to increases in natural gas volumes and price across our refineries when compared to the same period in 2021. Additionally, we experienced higher outside services, maintenance and operational costs due to increased production when compared to the same period in 2021.
General and Administrative Expenses— General and administrative expenses totaled $49.3 million for the three months ended March 31, 2022 compared to $42.9 million for the three months ended March 31, 2021, an increase of approximately $6.4 million or 14.9%. This increase in general and administrative expenses primarily related to increased salaries, wages and benefits and other fixed expenses. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss (Gain) on Sale of Assets— There was a loss of $0.1 million and a gain of $0.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively, related primarily to the sale of non-operating refinery assets.

Depreciation and Amortization Expense— Depreciation and amortization expense totaled $110.8 million for the three months ended March 31, 2022 (including $108.9 million recorded within Cost of sales) compared to $108.1 million for the three months ended March 31, 2021 (including $104.7 million recorded within Cost of sales), an increase of approximately $2.7 million. The slight increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the first quarter of 2021.
Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $50.1 million for the three months ended March 31, 2022 in comparison to a loss of $29.5 million for the three months ended March 31, 2021. These losses were related to the changes in estimated fair value of the contingent consideration associated with the Martinez Acquisition (the “Martinez Contingent Consideration”).
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $4.9 million for the three months ended March 31, 2022 compared to a loss of $10.0 million for the three months ended March 31, 2021. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Interest Expense, net— Interest expense totaled $68.2 million for the three months ended March 31, 2022 compared to $69.6 million for the three months ended March 31, 2021, a decrease of approximately $1.4 million. This net decrease in interest expense is mainly attributable to lower outstanding debt due to the repurchase of a portion of the 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) and 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”), in the second half of 2021. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Third Inventory Intermediation Agreement with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended March 31, 2022 and March 31, 2021, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of the Chalmette refinery in the fourth quarter of 2015 and PBF Energy Limited (“PBF Ltd”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $8.1 million was recorded for the three months ended March 31, 2022 in comparison to an income tax benefit of $10.6 million recorded for the three months ended March 31, 2021, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments and changes in fair value of contingent consideration. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended March 31,
	2022		2021
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$9,128.2	$121.82	$4,913.2	$73.22
Less: Cost of sales	8,982.0	119.86	4,827.9	71.94
Consolidated gross margin	$146.2	$1.96	$85.3	$1.28
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$146.2	$1.96	$85.3	$1.28
Add: Refinery operating expense	595.6	7.95	460.2	6.86
Add: Refinery depreciation expense	108.9	1.45	104.7	1.56
Gross refining margin	$850.7	$11.36	$650.2	$9.70
Special items:(1)
Add: Non-cash LCM inventory adjustment	—	—	(405.6)	(6.05)
Gross refining margin excluding special items	$850.7	$11.36	$244.6	$3.65
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst obligations, the write down of inventory to the LCM, change in the fair value of contingent consideration and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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
The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021

Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(18.0)	$(56.9)
Add: Depreciation and amortization expense	110.8	108.1
Add: Interest expense, net	68.2	69.6
Add: Income tax benefit	(8.1)	(10.6)
EBITDA	$152.9	$110.2
Special Items:(1)
Add: Non-cash LCM inventory adjustment	—	(405.6)
Add: Change in fair value of contingent consideration	50.1	29.5
EBITDA excluding special items	$203.0	$(265.9)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$152.9	$110.2
Add: Stock-based compensation	7.1	6.4
Add: Change in fair value of catalyst obligations	4.9	10.0
Add: Non-cash LCM inventory adjustment (1)	—	(405.6)
Add: Change in fair value of contingent consideration (1)	50.1	29.5
Adjusted EBITDA	$215.0	$(249.5)
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
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2022	2021
January 1,	$—	$669.6
March 31,	—	264.0

    The following table includes the corresponding impact of changes in the LCM inventory reserve on both income from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended March 31,

	2022	2021
Net LCM inventory adjustment benefit in both income from operations and net income (loss)	$—	$405.6

Change in Fair Value of Contingent Consideration - During the three months ended March 31, 2022, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration which decreased income from operations and net income by $50.1 million. During the three months ended March 31, 2021, we recorded a change in the fair value of the contingent consideration related to the Martinez Contingent Consideration which decreased income from operations and net income by $29.5 million.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. We are in compliance as of March 31, 2022 with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $242.9 million for the three months ended March 31, 2022 compared to net cash used in operating activities of $67.6 million for the three months ended March 31, 2021. Our overall increase in cash provided by operating activities was primarily driven by the net changes in operating assets and liabilities reflecting cash proceeds of $120.9 million, driven by the timing of inventory purchases, payments for accrued expenses and accounts payable, and collections of accounts receivable. Change in accrued expenses is due primarily to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of March 31, 2022. Our operating cash flows for the three months ended March 31, 2022 also include our net loss of $18.0 million, depreciation and amortization of $114.7 million, change in the fair value of the contingent consideration associated with the Martinez Acquisition of $50.1 million, pension and other post-retirement benefits costs of $11.9 million, stock-based compensation of $7.1 million, change in the fair value of our catalyst obligations of $4.9 million, and gain on sale of assets of $0.1 million, partially offset by net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $40.7 million and deferred income taxes of $8.1 million. Our operating cash flows for the three months ended March 31, 2021 included our net loss of $56.9 million, a non-cash charge of $405.6 million relating to an LCM inventory adjustment, deferred income taxes of $9.4 million and gain on sale of assets of $0.6 million, partially offset by depreciation and amortization of $111.8 million, change in the fair value of the contingent consideration associated with the Martinez Acquisition of $29.5 million, pension and other post-retirement benefits costs of $12.8 million, change in the fair value of our catalyst obligations of $10.0 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $8.0 million, and stock-based compensation of $6.4 million. In addition, net changes in operating assets and liabilities reflect cash proceeds of $226.4 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $224.1 million for the three months ended March 31, 2022 compared to net cash used in investing activities of $59.2 million for the three months ended March 31, 2021. The net cash flows used in investing activities for the three months ended March 31, 2022 was comprised of cash outflows of capital expenditures totaling $116.9 million, expenditures for refinery turnarounds of $82.2 million, and expenditures for other assets of $25.0 million. Net cash used in investing activities for the three months ended March 31, 2021 was comprised of cash outflows of capital expenditures totaling $36.1 million, expenditures for refinery turnarounds of $16.8 million, and expenditures for other assets of $6.3 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $56.3 million for the three months ended March 31, 2022 compared to net cash provided by financing activities of $53.1 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, net cash provided by financing activities consisted primarily of proceeds from insurance premium financing of $47.3 million, and proceeds from contributions from PBF LLC of $16.0 million, partially offset by distributions to members of $3.9 million, payments on finance leases of $3.0 million, and deferred financing costs and other of $0.1 million. For the three months ended March 31, 2021, net cash provided by financing activities consisted primarily of cash proceeds from insurance premium financing of $48.9 million, proceeds from contributions from PBF LLC of $10.0 million, and deferred financing costs and other of $0.5 million, partially offset by payments on finance leases of $3.5 million, principal amortization payments of the $35.0 million PBF Rail term loan of $1.8 million, and distributions to members of $1.0 million.
Liquidity
As of March 31, 2022, our operational liquidity was more than $2.6 billion ($2.4 billion as of December 31, 2021), which consists of $1.4 billion of cash, and more than $1.2 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of March 31, 2022, outstanding letters of credit totaled approximately $609.9 million.
We have executed a plan to strengthen our balance sheet and increase our flexibility and responsiveness by incorporating certain adjustments to our operations and other cost saving measures. In an effort to preserve the positive recovery trends experienced during 2021 and the three months ended March 31, 2022, we remain committed to our plan in the current year with notable events within the past twelve months highlighted below:
•Extinguishment of $258.9 million of our 2028 Senior Notes and 2025 Senior Notes to date, resulting in annual cash interest savings of approximately $16.3 million;
•In October 2021, executed the Third Inventory Intermediation Agreement with J. Aron through 2024, covering certain crude oil, intermediate and finished products across our East Coast and Chalmette refineries;
•Continued various cost reduction and cash preservation initiatives, which includes a flexible capital expenditures strategy based on market conditions and operating expenses related to discretionary activities and third-party services; and
•Continued the temporary suspension of PBF Energy’s quarterly dividend of $0.30 per share, which currently preserves approximately $35.0 million of cash each quarter, to support the balance sheet.
We are actively responding to the ongoing rebalancing in the global oil markets. We continue to adjust our operational plans to the evolving market conditions and continue to target and execute expense reduction measures. We also remain committed to assessing other opportunities that could improve our liquidity, including by further reducing debt and/or potential sales of non-operating assets or other real property, although there can be no assurance that we will do so. We may, at any time and from time to time, seek to continue to repurchase or retire our outstanding debt securities through cash purchases (and/or exchanges for equity or debt), in open-market purchases, block trades, privately negotiated transactions or otherwise, upon such terms and at such prices as we may determine. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity and prospects for future access to capital, the trading prices of our debt securities, legal requirements and contractual restrictions and economic and market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material. We are not obligated to repurchase any of our debt securities other than as set forth in the applicable indentures, and repurchases may be made or suspended or discontinued at any time without prior notice.

We may incur additional indebtedness in the future, including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the three months ended March 31, 2022, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make new investments, repurchase our outstanding debt or stock or incur new liens.
We are in compliance as of March 31, 2022 with all covenants, including financial covenants, in all of our debt agreements.
Working Capital
Our working capital at March 31, 2022 was $1,120.2 million, consisting of $6,322.1 million in total current assets and $5,201.9 million in total current liabilities. Our working capital at December 31, 2021 was $1,266.5 million, consisting of $5,158.6 million in total current assets and $3,892.1 million in total current liabilities.
Capital Spending
Capital spending was $224.1 million for the three months ended March 31, 2022 and was primarily comprised of turnaround costs at our Delaware City, Chalmette, Torrance and Martinez refineries. Capital spend also included costs associated with safety related enhancements and facility improvements at our refineries. Our full-year refining capital expenditures are expected to range from $500.0 million to $550.0 million.
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
We currently have various crude supply agreements with terms through 2025 with Shell plc for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms up to 15 years.

Inventory Intermediation Agreement
On October 25, 2021, we and our subsidiaries, Delaware City Refining Company (“DCR”), Paulsboro Refining Company (“PRC”) and Chalmette Refining, L.L.C. (“Chalmette Refining”), entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the previous inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Third Inventory Intermediation Agreement at that time.
At March 31, 2022, the LIFO value of the J. Aron Products included within Inventory in our Condensed Consolidated Balance Sheets was $521.6 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
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
Supplemental Guarantor Financial Information
As of March 31, 2022, PBF Services Company LLC, DCR, PBF Power Marketing LLC, PRC, Toledo Refining Company LLC, Chalmette Refining, PBF Western Region LLC, Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC (“MRC”), PBF International Inc. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”), the 2025 Senior Notes and 2028 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated May 30, 2017 and January 24, 2020, among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americans, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and the indenture dated May 13, 2020, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. The 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	March 31, 2022	December 31, 2021
ASSETS
Current Assets (1)	$6,005.9	$4,840.0
Non-Current Assets	5,867.6	5,754.0
Due from non-guarantor subsidiaries	16,929.9	16,211.0

LIABILITIES AND EQUITY
Current liabilities (1)	$4,823.1	$3,645.0
Long-term liabilities	4,836.6	4,862.0
Due to non-guarantor subsidiaries	16,864.3	16,100.0

(1) Includes $4.4 million and $51.9 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of March 31, 2022. Includes $4.1 million and $61.7 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of December 31, 2021. Refer to “Note 6 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,
Summarized Statements of Operations (in millions)	2022	2021
Revenues	$9,023.9	$4,888.8
Cost of sales	8,111.8	4,305.0
Gross margin	912.1	583.8
Income from operations	811.1	507.8

Net income	691.1	401.6
Net income attributable to PBF Holding Company LLC	692.2	401.4

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$736.1	$468.5
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	27.0	9.9
Affiliate revenues related to transactions with PBFX (1)	4.0	4.0
Affiliate expenses related to transactions with PBFX (1)	76.0	75.9
(1) Refer to “Note 6 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

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
At March 31, 2022 and December 31, 2021, we had gross open commodity derivative contracts representing 43.9 million barrels and 42.1 million barrels, respectively, with an unrealized net loss of $51.9 million and $12.0 million, respectively. The open commodity derivative contracts as of March 31, 2022 expire at various times during 2022 and 2023.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 34.0 million barrels and 30.2 million barrels at March 31, 2022 and December 31, 2021, respectively. The average cost of our hydrocarbon inventories was approximately $80.86 and $78.29 per barrel on a LIFO basis at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.

Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 75 million to 95 million MMBTUs of natural gas amongst our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $95.0 million.
Compliance Program Price Risk
We are exposed to market risks related to our obligations to buy and the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which includes RINs, required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of the market risk relating to our obligations on our results of operations and cash flows, we may elect to purchase RINs or other environmental credits as part of our liability management strategy.
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
Certain of these compliance contracts or instruments qualify as derivative instruments. For certain of these contracts, we elect the normal purchase normal sale exception under Accounting Standards Codification 815, Derivatives and Hedging, for such instruments, and therefore do not record these contracts at their fair value.
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.4 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at Adjusted London Interbank Offering Rate (“LIBOR”) plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At March 31, 2022, we had $900.0 million outstanding in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $22.0 million annually.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of March 31, 2022. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On September 11, 2020, DCR received two Citations and Notification of Penalties, with sub-parts, from the Occupational Safety and Health Administration of the U.S. Department of Labor (“OSHA”) related to a combustion incident occurring on March 11, 2020. The citation seeks to impose penalties in the amount of $401,923 related to alleged violations of the Occupation Safety and Health Act of 1970. An informal conference with OSHA on October 2, 2020 was unsuccessful in resolving the matter, and, as a result, DCR filed a Notice of Contest with OSHA contesting the citations in their entirety at the end of the informal conference. OSHA filed its Complaint on December 13, 2020, and DCR filed its response on January 4, 2021. OSHA and DCR participated in mandatory meditation on February 2, 2021, which was unsuccessful. On February 25, 2021, the Occupational Safety and Health Review Commission granted the parties’ Joint Motion for Additional Time for the Parties to Discuss Settlement. The Court has since granted multiple additional extensions. On May 27, 2021, the parties notified the court that settlement negotiations are continuing and have continued to provide updates on the settlement negotiations. Subsequently, OSHA and DCR reached a settlement agreement with an assessed penalty of $401,923 and DCR agreed to undertake certain abatement measures. On January 24, 2022, DCR and the United Steelworkers signed the settlement agreement, and on January 25, 2022, OSHA executed the agreement. On March 28, 2022, the settlement agreement became a final Commission order and DCR paid the assessed penalty in accordance with the terms of the settlement agreement on April 4, 2022.
On September 27, 2021, DCR received a Notice of Administrative Penalty Assessment and Secretary’s Order from the Delaware Department of Natural Resources and Environmental Control, seeking to impose penalties in the amount of $285,000 related to alleged Title V permit violations occurring in 2019 and 2020. On October 15, 2021, DCR filed a Notice of Appeal before Delaware’s Environmental Appeals Board, contesting the Secretary’s findings and requesting a hearing. On November 2, 2021, the Environmental Appeals Board scheduled a Pre-Hearing Conference for April 8, 2022 and Hearing Date for April 26, 2022. On March 17, 2022, the parties entered into a settlement agreement, pursuant to which DCR did not admit to any of the allegations and denied any liability but agreed to pay an administrative penalty of $250,000 and withdraw its appeal.
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
On February 4, 2021, we received a letter from the South Coast Air Quality Management District (“SCAQMD”) proposing to settle a Notice of Violation (“NOV”) relating to 15 Title V deviations alleged to have occurred in the second half of 2017 for $1.3 million. On October 8, 2021, we reached settlement in principle with the SCAQMD to pay a penalty of $250,000 for 14 of the Title V deviations and a penalty of $1.3 million for the remaining deviation, which covers the period of 2017 through 2021 and the negotiation of settlement agreements is in process.
In connection with self-reported flaring events that occurred at the Paulsboro Refinery between 2016 and 2020, in October 2021, the New Jersey Department of Environmental Protection (“NJDEP”) initiated discussions with PRC regarding potential penalties for alleged violations related to the self-reported flaring events. Although a formal NOV has not been issued, NJDEP provided a calculation sheet of potential penalties totaling approximately $1.6 million. We are currently challenging certain of those potential penalties and are in discussions with NJDEP regarding a potential settlement. On March 17, 2022, the parties reached an agreement with respect to an agreed total penalty amount of $1.0 million. The parties are in the process of negotiating a settlement agreement.

As the ultimate outcomes of the matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations or cash flows, individually or in the aggregate.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the court. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. On October 29, 2021, we filed our opposition to this motion. On November 15, 2021, plaintiffs filed their reply. On February 8, 2022, the Court held a hearing on plaintiff’s Motion to Appoint Navarro as Class Representative but did not act on the motion. Instead, the court ordered the parties to submit draft orders for the Court’s consideration. All parties have filed draft orders with the Court as required and are awaiting the Court’s order. All other dates are stayed pending the Court issuing its order. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On September 7, 2021, MRC filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the Bay Area Air Quality Management District (“BAAQMD”) requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of Rule 6-5 Amendment. MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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

PBF Holding Company LLC

Date:	May 4, 2022	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	May 4, 2022	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)