Form 10-Q
period 2022-06-30
PBF Holding Co LLC; PBF Finance Corp
filed 2022-08-03
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
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
PBF Holding Company LLC has no common stock outstanding. As of July 29, 2022, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

EXPLANATORY NOTE
This combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of June 30, 2022. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
•the effects related to or resulting from Russia’s military action in Ukraine, including the imposition of additional sanctions and export controls, as well as the broader impacts to the financial markets and the global macroeconomic and geopolitical environment;
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
•our expectations with respect to our capital spending and turnaround projects;
•the continued effect of the coronavirus (“COVID-19”) pandemic, including resurgences and variants of the virus, as well as related governmental and consumer responses on our business, financial condition and results of operations;
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
•our substantial indebtedness, including the impact of potential downgrades to our corporate credit rating, and unsecured notes;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,110.1	$1,305.7
Accounts receivable	1,962.1	1,272.0
Accounts receivable - affiliate	4.5	4.1
Inventories	2,976.3	2,505.1
Prepaid and other current assets	212.0	71.7
Total current assets	7,265.0	5,158.6

Property, plant and equipment, net	4,237.6	4,114.8
Lease right of use assets - third party	702.7	717.0
Lease right of use assets - affiliate	442.8	485.4
Deferred charges and other assets, net	921.6	813.8
Total assets	$13,569.7	$11,289.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,338.2	$906.3
Accounts payable - affiliate	47.3	61.7
Accrued expenses	3,948.4	2,728.3
Current operating lease liabilities - third party	66.6	64.8
Current operating lease liabilities - affiliate	95.7	90.7
Current debt	1,256.6	—
Deferred revenue	83.2	40.3
Total current liabilities	6,836.0	3,892.1
Long-term debt	1,459.3	3,673.3
Deferred tax liabilities	14.7	24.2
Long-term operating lease liabilities - third party	563.0	570.3
Long-term operating lease liabilities - affiliate	347.1	394.7
Long-term financing lease liabilities - third party	63.8	70.6
Other long-term liabilities	268.0	251.0
Total liabilities	9,551.9	8,876.2
Commitments and contingencies (Note 7)
Equity:
PBF Holding Company LLC equity
Member’s equity	2,908.4	2,870.2
Retained earnings (accumulated deficit)	1,079.8	(489.3)
Accumulated other comprehensive income	18.7	20.3
Total PBF Holding Company LLC equity	4,006.9	2,401.2
Noncontrolling interest	10.9	12.2
Total equity	4,017.8	2,413.4
Total liabilities and equity	$13,569.7	$11,289.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$14,064.0	$6,883.2	$23,192.2	$11,796.4
Cost and expenses:
Cost of products and other	11,455.8	6,171.9	19,733.3	10,434.9
Operating expenses (excluding depreciation and amortization expense as reflected below)	613.8	462.3	1,209.4	922.5
Depreciation and amortization expense	110.9	102.3	219.8	207.0
Cost of sales	12,180.5	6,736.5	21,162.5	11,564.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	145.9	47.9	195.2	90.8
Depreciation and amortization expense	1.9	3.3	3.8	6.7
Change in fair value of contingent consideration	77.6	(5.2)	127.7	24.3
Loss (gain) on sale of assets	0.2	—	0.3	(0.6)
Total cost and expenses	12,406.1	6,782.5	21,489.5	11,685.6
Income from operations	1,657.9	100.7	1,702.7	110.8
Other income (expense):
Interest expense, net	(75.4)	(69.9)	(143.6)	(139.5)
Change in fair value of catalyst obligations	7.2	5.8	2.3	(4.2)
Gain on extinguishment of debt	3.8	—	3.8	—
Other non-service components of net periodic benefit cost	2.2	1.9	4.4	3.9
Income (loss) before income taxes	1,595.7	38.5	1,569.6	(29.0)
Income tax benefit	(1.2)	(4.3)	(9.3)	(14.9)
Net income (loss)	1,596.9	42.8	1,578.9	(14.1)
Less: net income (loss) attributable to noncontrolling interests	(0.6)	2.2	(1.7)	2.4
Net income (loss) attributable to PBF Holding Company LLC	$1,597.5	$40.6	$1,580.6	$(16.5)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$1,596.9	$42.8	$1,578.9	$(14.1)
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(0.6)	0.1	(1.7)	(0.5)
Net gain on pension and other post-retirement benefits	—	0.2	0.1	0.4
Total other comprehensive income (loss)	(0.6)	0.3	(1.6)	(0.1)
Comprehensive income (loss)	1,596.3	43.1	1,577.3	(14.2)
Less: comprehensive income (loss) attributable to noncontrolling interests	(0.6)	2.2	(1.7)	2.4
Comprehensive income (loss) attributable to PBF Holding Company LLC	$1,596.9	$40.9	$1,579.0	$(16.6)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated deficit)	Noncontrolling Interest	Total Equity

Balance, March 31, 2022	$2,892.8	$19.3	$(510.0)	$11.1	$2,413.2
Member distributions	—	—	(7.7)	—	(7.7)
Capital contributions from PBF LLC	9.0	—	—	—	9.0
Stock-based compensation	6.6	—	—	—	6.6
Comprehensive income (loss)	—	(0.6)	1,597.5	(0.6)	1,596.3
Other	—	—	—	0.4	0.4
Balance, June 30, 2022	$2,908.4	$18.7	$1,079.8	$10.9	$4,017.8

Balance, March 31, 2021	$2,825.6	$(6.5)	$(781.5)	$10.8	$2,048.4
Member distributions	—	—	(1.0)	—	(1.0)
Capital contributions from PBF LLC	8.9	—	—	—	8.9
Distribution of assets to PBF LLC	(0.3)	—	—	—	(0.3)
Stock-based compensation	6.9	—	—	—	6.9
Comprehensive income	—	0.3	40.6	2.2	43.1
Other	—	—	—	(0.7)	(0.7)
Balance, June 30, 2021	$2,841.1	$(6.2)	$(741.9)	$12.3	$2,105.3
See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (accumulated deficit)	Noncontrolling Interest	Total Equity

Balance, December 31, 2021	$2,870.2	$20.3	$(489.3)	$12.2	$2,413.4
Member distributions	—	—	(11.5)	—	(11.5)
Capital contributions from PBF LLC	25.0	—	—	—	25.0
Stock-based compensation expense	13.2	—	—	—	13.2
Comprehensive income (loss)	—	(1.6)	1,580.6	(1.7)	1,577.3
Other	—	—	—	0.4	0.4
Balance, June 30, 2022	$2,908.4	$18.7	$1,079.8	$10.9	$4,017.8

Balance, December 31, 2020	$2,809.7	$(6.1)	$(723.4)	$10.6	$2,090.8
Member distributions	—	—	(2.0)	—	(2.0)
Capital contributions from PBF LLC	18.9	—	—	—	18.9
Distribution of assets to PBF LLC	(0.3)	—	—	—	(0.3)
Stock-based compensation	12.8	—	—	—	12.8
Comprehensive income (loss)	—	(0.1)	(16.5)	2.4	(14.2)
Other	—	—	—	(0.7)	(0.7)
Balance, June 30, 2021	$2,841.1	$(6.2)	$(741.9)	$12.3	$2,105.3

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,578.9	$(14.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	233.5	221.3
Stock-based compensation	14.5	14.0
Change in fair value of catalyst obligations	(2.3)	4.2
Deferred income taxes	(9.3)	(13.8)
Non-cash change in inventory repurchase obligations	(3.4)	42.2
Non-cash lower of cost or market inventory adjustment	—	(669.6)
Change in fair value of contingent consideration	127.7	24.3
Gain on extinguishment of debt	(3.8)	—
Pension and other post-retirement benefit costs	23.8	25.3
Loss (gain) on sale of assets	0.3	(0.6)

Changes in operating assets and liabilities:
Accounts receivable	(690.0)	(501.1)
Due to/from affiliates	(14.8)	6.5
Inventories	(471.3)	(280.4)
Prepaid and other current assets	(140.3)	(82.4)
Accounts payable	398.5	373.4
Accrued expenses	1,100.0	892.5
Deferred revenue	42.8	(18.8)
Other assets and liabilities	(28.6)	(46.0)
Net cash provided by (used in) operating activities	$2,156.2	$(23.1)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(223.4)	(81.1)
Expenditures for deferred turnaround costs	(166.8)	(38.5)
Expenditures for other assets	(43.6)	(16.5)
Net cash used in investing activities	$(433.8)	$(136.1)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Contributions from PBF LLC	$25.0	$18.9
Distributions to members	(11.6)	(2.0)
Distributions to T&M and Collins shareholders	—	(0.7)
Repurchase of 2028 6.00% Senior Notes	(21.1)	—
Repurchase of 2025 7.25% Senior Notes	(4.8)	—
Repayments of PBF Rail Term Loan	—	(3.7)
Repayments of revolver borrowings	(900.0)	—
Payments on financing leases	(5.7)	(7.1)
Proceeds from insurance premium financing	32.4	28.0
Deferred financing costs and other	(32.2)	0.4
Net cash (used in) provided by financing activities	$(918.0)	$33.8

Net change in cash and cash equivalents	804.4	(125.4)
Cash and cash equivalents, beginning of period	1,305.7	1,570.1
Cash and cash equivalents, end of period	$2,110.1	$1,444.7

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$118.9	$45.5
Assets acquired or remeasured under operating and financing leases	31.3	(127.9)
Cash paid during the period for:
Interest (net of capitalized interest of $9.2 million and $4.8 million in 2022 and 2021, respectively)	$131.0	$130.7
Income taxes	0.8	0.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interest in, PBF LLC as of June 30, 2022. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC (“PRC”), Delaware City Refining Company LLC (“DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and Martinez Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding has distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 6 - Related Party Transactions”).
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of June 30, 2022 or December 31, 2021.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. INVENTORIES
Inventories consisted of the following:

June 30, 2022
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,232.4	$220.0	$1,452.4
Refined products and blendstocks	1,026.7	352.2	1,378.9
Warehouse stock and other	145.0	—	145.0
	$2,404.1	$572.2	$2,976.3
Lower of cost or market adjustment	—	—	—
Total inventories	$2,404.1	$572.2	$2,976.3

December 31, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$953.5	$151.4	$1,104.9
Refined products and blendstocks	964.6	293.8	1,258.4
Warehouse stock and other	141.8	—	141.8
	$2,059.9	$445.2	$2,505.1
Lower of cost or market adjustment	—	—	—
Total inventories	$2,059.9	$445.2	$2,505.1
On October 25, 2021, PBF Holding and its subsidiaries, DCR, PRC and Chalmette Refining (collectively, the “PBF Entities”), entered into a third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which the terms of the existing inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. On May 25, 2022, the PBF Entities entered into an amendment of the Third Inventory Intermediation Agreement to amend certain provisions thereof that related to and were impacted by amendments made on May 25, 2022 to the Revolving Credit Agreement (as defined below).
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2022, the replacement value of inventories exceeded the last-in, first-out (“LIFO”) carrying value. There was no lower of cost or market (“LCM”) inventory reserve at June 30, 2022 or December 31, 2021.
At June 30, 2021, the replacement value of inventories exceeded the LIFO carrying value. During the three months ended June 30, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $264.0 million, reflecting no LCM inventory reserve at June 30, 2021 in comparison with an LCM reserve of $264.0 million at March 31, 2021. During the six months ended June 30, 2021, the company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $669.6 million, reflecting no LCM inventory reserve at June 30, 2021 in comparison with an LCM inventory reserve of $669.6 million at December 31, 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Inventory-related accruals	$1,534.6	$959.9
Renewable energy credit and emissions obligations (a)	1,325.6	953.9
Inventory intermediation agreement (b)	365.0	280.1
Accrued salaries and benefits	119.3	57.1
Excise and sales tax payable	115.4	112.3
Accrued transportation costs	110.6	91.0
Contingent consideration	90.9	—
Accrued utilities	74.5	73.0
Accrued capital expenditures	66.3	62.6
Accrued refinery maintenance and support costs	39.2	55.8
Accrued interest	33.2	32.8
Environmental liabilities	13.7	14.3
Current finance lease liabilities	11.4	11.1
Customer deposits	5.1	3.5
Other	43.6	20.9
Total accrued expenses	$3,948.4	$2,728.3
__________________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. The Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of June 30, 2022, the Company had entered into $899.4 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. Currently, our obligations are anticipated to require settlement in 2023. The Company’s AB 32 liability is part of a triennial period program which will be settled through 2024.
(b) The Company has the obligation to repurchase the J. Aron Products that are held in its Storage Tanks in accordance with the Inventory Intermediation Agreement with J. Aron. As of June 30, 2022 and December 31, 2021, a liability is recognized for the Inventory Intermediation Agreement and is recorded at market price for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(in millions)	June 30, 2022	December 31, 2021
2025 Senior Secured Notes (1)	$1,250.0	$1,250.0
2028 Senior Notes	801.6	826.5
2025 Senior Notes	664.5	669.5
Revolving Credit Facility	—	900.0
Catalyst financing arrangements	56.2	58.4
	2,772.3	3,704.4
Less — Current debt (1)	(1,256.6)	—
Unamortized premium	0.4	0.5
Unamortized deferred financing costs	(56.8)	(31.6)
Long-term debt	$1,459.3	$3,673.3
(1) On July 11, 2022, the Company fully redeemed all of the $1,250.0 million in aggregate principal amount outstanding of its 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”); as such, as of June 30, 2022 this amount was classified as Current debt in the Condensed Consolidated Balance Sheets. Refer to “Note 13 - Subsequent Events” for more details.
Revolving Credit Facility
On May 25, 2022, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, entered into an amendment of its existing asset-based revolving credit agreement (the “Revolving Credit Agreement”), among PBF Holding, Bank of America, National Association as administrative agent, and certain other lenders. Among other things, the Revolving Credit Agreement amended and extended PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) through January 2025 and increased the maximum commitment to $4.3 billion through May 2023 (currently set to adjust to $2.75 billion in May 2023 through January 2025). The amendments also redefine certain components of the Borrowing Base (as defined in the Revolving Credit Agreement) to reflect the existence of two tranches, tranche A which is comprised of existing lenders who have not elected to extend and whose commitments retain the existing maturity date under the existing revolving credit agreement of May 2, 2023 (the “Tranche A Commitments”) and tranche B, which is comprised of existing and new lenders whose commitments have an extended maturity date of January 31, 2025 (the “Tranche B Commitments”). The Tranche A Commitments total $1.55 billion and the Tranche B Commitments total $2.75 billion. The amendments also include changes to incorporate the adoption of Secured Overnight Financing Rate (“SOFR”) as a replacement of LIBOR, changes to joint lead arrangers, bookrunners, syndication agents and other titles, and other changes related to the foregoing. In addition, an accordion feature allows for additional Tranche B Commitments of up to an additional $500.0 million plus an amount equal to the Tranche A Commitments for existing Tranche A lenders.
Borrowings under the Revolving Credit Facility bear interest at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR Rate plus the Applicable Margin (all as defined in the Revolving Credit Agreement). The Applicable Margin ranges from 0.25% to 1.00% for Alternative Base Rate Loans and from 1.25% to 2.00% for Term SOFR Loans, in each case depending on the Company’s corporate credit rating. In addition, the LC Participation Fee ranges from 1.00% to 1.75% depending on the Company’s corporate credit rating and the Fronting Fee is capped at 0.25%.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In addition, the Revolving Credit Agreement has a financial covenant which requires that if at any time Excess Availability, as defined in the Revolving Credit Agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100.0 million, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100.0 million for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the Revolving Credit Agreement and determined as of the last day of the most recently completed quarter, to be less than 1 to 1. As of June 30, 2022, the Company is in compliance with all covenants in the Revolving Credit Agreement, including financial covenants.
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
Extinguishment of Debt
During the three months ended June 30, 2022, the Company made a number of open market repurchases of its 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) and 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) that resulted in the extinguishment of $24.9 million in principal of the 2028 Senior Notes and $5.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $25.9 million and the Company recognized a $3.8 million gain on the extinguishment of debt during the three and six months ended June 30, 2022.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects activity during 2022 related to commercial agreements between PBF Holding and PBFX:

Agreement	Initiation Date	Initial Term	Renewal	MVC	Force Majeure
Transportation and Terminaling
Toledo Truck Unloading & Terminaling Agreement (a)	4/1/2022	9 months	Evergreen	See note (b)	PBF Holding or PBFX can declare
___________________
(a)This commercial agreement with PBFX is considered a lease.
(b)The MVC is 5,500 bpd through December 31, 2022. Effective January 1, 2023, the MVC will decrease to 1,000 bpd.

Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$2.1	$4.3	$4.3
Omnibus Agreement	2.3	1.9	4.1	3.7
Total expenses under affiliate agreements	79.6	75.1	155.6	151.0
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $114.5 million as of June 30, 2022 ($118.5 million as of December 31, 2021), and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $154.2 million and $155.3 million at June 30, 2022 and December 31, 2021, respectively, of which $140.5 million and $141.0 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
In connection with the acquisition of the Martinez refinery and related logistics assets, the sale and purchase agreement dated June 11, 2019 includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to Equilon Enterprises LLC d/b/a Shell Oil Products US based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statements of Operations. The fair value of the Martinez Contingent Consideration was estimated to be $157.1 million as of June 30, 2022 (of which $90.9 million is included within “Accrued expenses”) and $29.4 million as of December 31, 2021 (all of which was included within “Other long-term liabilities”) on the Company’s Condensed Consolidated Balance Sheets.

8. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$13.9	$14.3	$27.8	$28.7
Interest cost	1.9	1.4	3.9	2.7
Expected return on plan assets	(4.3)	(3.5)	(8.7)	(7.1)
Net periodic benefit cost	$11.5	$12.2	$23.0	$24.3

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2022	2021	2022	2021
Components of net periodic benefit cost:
Service cost	$0.2	$0.1	$0.4	$0.5
Interest cost	0.2	—	0.3	0.1
Amortization of prior service cost and actuarial loss	—	0.2	0.1	0.4
Net periodic benefit cost	$0.4	$0.3	$0.8	$1.0

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended June 30,
(in millions)	2022	2021
Gasoline and distillates	$12,520.9	$5,990.6
Asphalt and blackoils	667.2	298.4
Feedstocks and other	451.9	290.6
Chemicals	291.2	230.4
Lubricants	132.8	73.2
Total Revenues	$14,064.0	$6,883.2

	Six Months Ended June 30,
(in millions)	2022	2021
Gasoline and distillates	$20,558.6	$10,220.7
Asphalt and blackoils	1,126.1	513.8
Feedstocks and other	786.8	502.9
Chemicals	498.2	425.1
Lubricants	222.5	133.9
Total Revenues	$23,192.2	$11,796.4
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $83.2 million and $40.3 million as of June 30, 2022 and December 31, 2021, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
The reported income tax provision in the PBF Holding Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Current income tax expense (benefit)	$—	$0.1	$—	$(1.1)
Deferred income tax benefit	(1.2)	(4.4)	(9.3)	(13.8)
Total income tax benefit	$(1.2)	$(4.3)	$(9.3)	$(14.9)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2022 and December 31, 2021.
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

	As of June 30, 2022
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$11.0	$—	$—	$11.0	N/A	$11.0
Commodity contracts	98.4	2.2	—	100.6	(100.6)	—
Derivatives included with inventory intermediation agreement obligations	—	23.1	—	23.1	—	23.1
Liabilities:
Commodity contracts	119.8	—	—	119.8	(100.6)	19.2
Catalyst obligations	—	56.2	—	56.2	—	56.2
Renewable energy credit and emissions obligations	—	1,325.6	—	1,325.6	—	1,325.6
Contingent consideration obligation	—	—	157.1	157.1	—	157.1

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$260.9	$—	$—	$260.9	N/A	$260.9
Commodity contracts	71.5	—	—	71.5	(71.5)	—
Derivatives included with inventory intermediation agreement obligations	—	19.7	—	19.7	—	19.7
Liabilities:
Commodity contracts	79.7	3.8	—	83.5	(71.5)	12.0
Catalyst obligations	—	58.4	—	58.4	—	58.4
Renewable energy credit and emissions obligations	—	953.9	—	953.9	—	953.9
Contingent consideration obligation	—	—	29.4	29.4	—	29.4

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
•The contingent consideration obligations at June 30, 2022 and December 31, 2021 are categorized in Level 3 of the fair value hierarchy and are estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2022 and December 31, 2021, $19.2 million and $20.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$79.5	$29.5	$29.4	$—
Additions	—	—	—	—
Settlements	—	—	—	—
Unrealized loss (gain) included in earnings	77.6	(5.2)	127.7	24.3
Balance at end of period	$157.1	$24.3	$157.1	$24.3
There were no transfers between levels during the three and six months ended June 30, 2022 or the three and six months ended June 30, 2021.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$1,250.0	$1,307.3	$1,250.0	$1,192.7
2028 Senior Notes (a)	801.6	670.0	826.5	520.9
2025 Senior Notes (a)	664.5	621.2	669.5	475.9
Revolving Credit Facility (b)	—	—	900.0	900.0
Catalyst financing arrangements (c)	56.2	56.2	58.4	58.4
	2,772.3	2,654.7	3,704.4	3,147.9
Less - Current debt	(1,256.6)	(1,256.6)	—	—
Unamortized premium	0.4	n/a	0.5	n/a
Less - Unamortized deferred financing costs	(56.8)	n/a	(31.6)	n/a
Long-term debt	$1,459.3	$1,398.1	$3,673.3	$3,147.9
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
As of June 30, 2022 and December 31, 2021, there were 2,741,075 and 2,081,783 barrels of crude oil and feedstocks outstanding under these derivative instruments designated as fair value hedges, respectively. As of June 30, 2022, there were 2,070,706 barrels of intermediates and refined products (2,070,550 barrels at December 31, 2021) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2022, there were 37,209,000 barrels of crude oil and 3,695,000 barrels of refined products (36,246,000 and 5,819,000, respectively, as of December 31, 2021), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of June 30, 2022 and December 31, 2021, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
June 30, 2022:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$23.1
December 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$19.7

Derivatives not designated as hedging instruments:
June 30, 2022:
Commodity contracts	Accounts receivable	$(19.2)
December 31, 2021:
Commodity contracts	Accounts receivable	$(12.0)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended June 30, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(37.3)
For the three months ended June 30, 2021:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(34.2)
For the six months ended June 30, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$3.4
For the six months ended June 30, 2021:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(42.2)

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2022:
Commodity contracts	Cost of products and other	$(25.2)
For the three months ended June 30, 2021:
Commodity contracts	Cost of products and other	$(19.7)
For the six months ended June 30, 2022:
Commodity contracts	Cost of products and other	$(52.1)
For the six months ended June 30, 2021:
Commodity contracts	Cost of products and other	$(34.5)

Hedged items designated in fair value hedges:
For the three months ended June 30, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$37.3
For the three months ended June 30, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$34.2
For the six months ended June 30, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(3.4)
For the six months ended June 30, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$42.2

The Company had no ineffectiveness related to the fair value hedges for the three and six months ended June 30, 2022 or the three and six months ended June 30, 2021.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. SUBSEQUENT EVENTS
Extinguishment of Debt
On July 11, 2022, the Company exercised its rights under the indenture governing the 2025 Senior Secured Notes to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The 2025 Senior Secured Notes are reflected as Current debt on the Condensed Consolidated Balance Sheets and the redemption was financed using cash on hand as of June 30, 2022. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed was $70.4 million and will be recorded as a Loss on extinguishment of debt in the Consolidated Statements of Operations in the third quarter of 2022.
In July 2022, the Company settled one of its precious metal financing arrangements at its Torrance refinery with cash on hand as of June 30, 2022. The related financing obligation of approximately $6.7 million is included in Current debt in the Condensed Consolidated Balance Sheets as of June 30, 2022.
Pending PBFX Merger
On July 27, 2022, PBF Energy and PBF LLC entered into a definitive agreement with PBFX (the “Merger Agreement”) (the Merger Agreement and the transactions contemplated thereby are referred to herein as the “Merger Transaction”) pursuant to which PBF Energy and PBF LLC will acquire all of the publicly held common units in PBFX representing limited partner interests in the publicly-traded master limited partnership not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates.
The consideration to the PBFX common unitholders (other than PBF Energy and its affiliates) under the Merger Transaction consists of cash and PBF Energy Class A common stock. The holders of each outstanding PBFX common unit will receive cash consideration of $9.25 and 0.27 shares of PBF Energy Class A common stock for each PBFX common unit. PBF Energy and PBF LLC, as the beneficial owners of 47.7% of PBFX’s outstanding common units, have committed to vote such units to approve the transaction.
The terms of the Merger Transaction were unanimously approved by the conflicts committee (the “Conflicts Committee”) of the Board of Directors (the “PBFX Board”) of PBFX’s general partner and by the PBFX Board based on the unanimous approval and recommendation of the Conflicts Committee, which is comprised entirely of independent directors. Upon closing, PBFX will become an indirect wholly-owned subsidiary of PBF Energy and PBF LLC.
The Merger Transaction is subject to regulatory approval and customary closing conditions and the approval of the PBFX common unit holders (including PBF Energy); it is expected to close in the fourth quarter of 2022, however there can be no assurance that the Merger Transaction will be consummated in the anticipated timeframe, on the contemplated terms or at all.

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

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. As of June 30, 2022, we own and operate six domestic oil refineries and related assets. Based on the current configuration our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 13.2 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Our six oil refineries are aggregated into one reportable segment.
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
Pending PBFX Merger
On July 27, 2022, PBF Energy and PBF LLC entered into a definitive agreement with PBFX (the “Merger Agreement”) (the Merger Agreement and the transactions contemplated thereby are referred to herein as the “Merger Transaction”) pursuant to which PBF Energy and PBF LLC will acquire all of the publicly held common units in PBFX representing limited partner interests in the publicly-traded master limited partnership not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates.
The consideration to the PBFX common unitholders (other than PBF Energy and its affiliates) under the Merger Transaction consists of cash and PBF Energy Class A common stock. The holders of each outstanding PBFX common unit will receive cash consideration of $9.25 and 0.27 shares of PBF Energy Class A common stock for each PBFX common unit. PBF Energy and PBF LLC, as the beneficial owners of 47.7% of PBFX’s outstanding common units, have committed to vote such units to approve the transaction.
The terms of the Merger Transaction were unanimously approved by the conflicts committee (the “Conflicts Committee”) of the Board of Directors (the “PBFX Board”) of PBFX’s general partner and by the PBFX Board based on the unanimous approval and recommendation of the Conflicts Committee, which is comprised entirely of independent directors. Upon closing, PBFX will become an indirect wholly-owned subsidiary of PBF Energy and PBF LLC.
The Merger Transaction is subject to regulatory approval and customary closing conditions and the approval of the PBFX common unit holders (including PBF Energy); it is expected to close in the fourth quarter of 2022, however there can be no assurance that the Merger Transaction will be consummated in the anticipated timeframe, on the contemplated terms or at all.
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
Renewable Diesel Project
We continue to advance on our project for a renewable fuels production facility co-located at our Chalmette refinery. The project incorporates certain idled assets at the refinery, including an idle hydrocracker, along with a newly-constructed pre-treatment unit to establish a 20,000 barrel per day renewable diesel production facility. During the second quarter of 2022, we invested approximately $52.0 million in incremental capital to continue to progress and incubate the project with the goal of being in production in the first half of 2023. Concurrently with our activities to progress the project, we are continuing discussions with potential strategic and financial partners.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic at the end of the quarter ended March 31, 2020, created a shock in oil demand resulting in an economic challenge to our industry which has not occurred since our formation. This resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices. The demand for these products started to rebound in 2021 and continued to improve in the three and six months ended June 30, 2022. Additionally, refining margins improved in the first half of 2022 as a result of global supply disruption.
Debt and Credit Facilities
Senior Notes
During the three months ended June 30, 2022, we made a number of open market repurchases of our 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) and 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) that resulted in the extinguishment of $24.9 million in principal of the 2028 Senior Notes and $5.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $25.9 million and we recognized a $3.8 million gain on the extinguishment of debt during the three and six months ended June 30, 2022.
Revolving Credit Facility
On May 25, 2022, we entered into an amendment of our existing asset-based revolving credit agreement (the “Revolving Credit Agreement”). Among other things, the Revolving Credit Agreement amended and extended PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) through January 2025 and increased the maximum commitment to $4.3 billion through May 2023 (currently set to adjust to $2.75 billion in May 2023 through January 2025). The amendments also redefine certain components of the Borrowing Base (as defined in the Revolving Credit Agreement) to reflect the existence of the two tranches, tranche A which is comprised of existing lenders who have not elected to extend and whose commitments retain the existing maturity date under the existing revolving credit agreement of May 2, 2023 (the “Tranche A Commitments”) and tranche B, which is comprised of existing and new lenders whose commitments have an extended maturity date of January 31, 2025 (the “Tranche B Commitments”). The Tranche A Commitments total $1.55 billion and the Tranche B Commitments total $2.75 billion. The amendments also include changes to incorporate the adoption of Secured Overnight Financing Rate (“SOFR”) as a replacement of the London Interbank Offered Rate (“LIBOR”), changes to joint lead arrangers, bookrunners, syndication agents and other titles, and other changes related to the foregoing. In addition, an accordion feature allows for additional Tranche B Commitments of up to an additional $500.0 million plus an amount equal to the Tranche A Commitments for existing Tranche A lenders.
During the six months ended June 30, 2022, we made net repayments of $900.0 million on the Revolving Credit Facility, resulting in no outstanding borrowings as of June 30, 2022. There was $900.0 million of outstanding borrowings under the Revolving Credit Facility as of December 31, 2021.
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
Summary of Transactions with PBFX
A summary of transactions with PBFX is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$2.1	$4.3	$4.3
Omnibus Agreement	2.3	1.9	4.1	3.7
Total expenses under affiliate agreements	79.6	75.1	155.6	151.0

Results of Operations
The following tables reflect our financial and operating highlights for the three and six months ended June 30, 2022 and 2021 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$14,064.0	$6,883.2	$23,192.2	$11,796.4
Cost and expenses:
Cost of products and other	11,455.8	6,171.9	19,733.3	10,434.9
Operating expenses (excluding depreciation and amortization expense as reflected below)	613.8	462.3	1,209.4	922.5
Depreciation and amortization expense	110.9	102.3	219.8	207.0
Cost of sales	12,180.5	6,736.5	21,162.5	11,564.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	145.9	47.9	195.2	90.8
Depreciation and amortization expense	1.9	3.3	3.8	6.7
Change in fair value of contingent consideration	77.6	(5.2)	127.7	24.3
Loss (gain) on sale of assets	0.2	—	0.3	(0.6)
Total cost and expenses	12,406.1	6,782.5	21,489.5	11,685.6
Income from operations	1,657.9	100.7	1,702.7	110.8
Other income (expense):
Interest expense, net	(75.4)	(69.9)	(143.6)	(139.5)
Change in fair value of catalyst obligations	7.2	5.8	2.3	(4.2)
Gain on extinguishment of debt	3.8	—	3.8	—
Other non-service components of net periodic benefit cost	2.2	1.9	4.4	3.9
Income (loss) before income taxes	1,595.7	38.5	1,569.6	(29.0)
Income tax benefit	(1.2)	(4.3)	(9.3)	(14.9)
Net income (loss)	1,596.9	42.8	1,578.9	(14.1)
Less: net income (loss) attributable to noncontrolling interests	(0.6)	2.2	(1.7)	2.4
Net income (loss) attributable to PBF Holding Company LLC	$1,597.5	$40.6	$1,580.6	$(16.5)
Consolidated gross margin	$1,883.5	$146.7	$2,029.7	$232.0
Gross refining margin (1)	$2,608.2	$711.3	$3,458.9	$1,361.5
_____________________

(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Key Operating Information
Production (bpd in thousands)	958.8	894.5	901.6	824.6
Crude oil and feedstocks throughput (bpd in thousands)	942.2	874.2	887.7	810.4
Total crude oil and feedstocks throughput (millions of barrels)	85.8	79.6	160.7	146.7
Consolidated gross margin per barrel of throughput	$21.96	$1.84	$12.64	$1.59
Gross refining margin, excluding special items, per barrel of throughput (1)	$30.41	$5.62	$21.54	$4.72
Refinery operating expense, per barrel of throughput	$7.16	$5.81	$7.53	$6.29

Crude and feedstocks (% of total throughput) (2)
Heavy	31%	36%	33%	36%
Medium	34%	25%	33%	28%
Light	20%	23%	19%	21%
Other feedstocks and blends	15%	16%	15%	15%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	47%	54%	48%	54%
Distillates and distillate blendstocks	36%	29%	35%	30%
Lubes	1%	1%	1%	1%
Chemicals	1%	2%	2%	2%
Other	17%	16%	16%	15%
Total yield	102%	102%	102%	102%
_____________________
(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars per barrel, except as noted)
Dated Brent crude oil	$113.93	$68.87	$107.84	$65.08
West Texas Intermediate (WTI) crude oil	$108.77	$66.19	$101.99	$62.22
Light Louisiana Sweet (LLS) crude oil	$110.33	$68.05	$103.91	$64.22
Alaska North Slope (ANS) crude oil	$112.17	$68.58	$104.15	$64.89
Crack Spreads
Dated Brent (NYH) 2-1-1	$55.26	$17.40	$38.47	$14.77
WTI (Chicago) 4-3-1	$44.53	$18.84	$31.24	$15.26
LLS (Gulf Coast) 2-1-1	$50.39	$15.87	$37.27	$13.99
ANS (West Coast-LA) 4-3-1	$53.56	$21.28	$43.20	$18.56
ANS (West Coast-SF) 3-2-1	$56.14	$21.21	$42.76	$17.13
Crude Oil Differentials
Dated Brent (foreign) less WTI	$5.16	$2.68	$5.85	$2.86
Dated Brent less Maya (heavy, sour)	$9.99	$4.72	$11.11	$5.25
Dated Brent less WTS (sour)	$5.64	$2.41	$6.19	$2.34
Dated Brent less ASCI (sour)	$8.75	$3.13	$8.69	$2.95
WTI less WCS (heavy, sour)	$18.52	$13.09	$16.96	$12.61
WTI less Bakken (light, sweet)	$(3.97)	$0.23	$(3.73)	$0.35
WTI less Syncrude (light, sweet)	$(4.38)	$1.24	$(2.03)	$1.17
WTI less LLS (light, sweet)	$(1.56)	$(1.86)	$(1.92)	$(2.00)
WTI less ANS (light, sweet)	$(3.40)	$(2.39)	$(2.16)	$(2.67)
Natural gas (dollars per MMBTU)	$7.50	$2.98	$6.04	$2.85
Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Overview— Net income was $1,596.9 million for the three months ended June 30, 2022 compared to net income of $42.8 million for the three months ended June 30, 2021.
Our results for the three months ended June 30, 2022 were negatively impacted by special items consisting of a change in fair value of the contingent consideration associated with the acquisition of the Martinez refinery and logistic assets (the “Martinez Contingent Consideration”) of $77.6 million, partially offset by a gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $3.8 million. Our results for the three months ended June 30, 2021 were positively impacted by special items consisting of a non-cash lower of cost or market (“LCM”) inventory adjustment of approximately $264.0 million and a change in the fair value of the Martinez Contingent Consideration of $5.2 million.
Excluding the impact of these special items, when comparing our results to the three months ended June 30, 2021, we experienced an increase in the demand for our refined products, evidenced by higher throughput volumes and barrels sold at the majority of our refineries, as well as overall stronger margins due to favorable movements in crack spreads and crude oil differentials. These improving metrics have positively impacted our revenues, cost of products sold and operating income.

Revenues— Revenues totaled $14.1 billion for the three months ended June 30, 2022 compared to $6.9 billion for the three months ended June 30, 2021, an increase of approximately $7.2 billion, or 104.3%. Revenues per barrel were $146.12 and $78.29 for the three months ended June 30, 2022 and 2021, respectively, an increase of 86.6% directly related to higher hydrocarbon commodity prices. For the three months ended June 30, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 292,100 bpd, 161,700 bpd, 199,500 bpd and 288,900 bpd, respectively. For the three months ended June 30, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 250,000 bpd, 150,400 bpd, 174,600 bpd and 299,200 bpd, respectively. For the three months ended June 30, 2022, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 339,500 bpd, 167,500 bpd, 213,900 bpd and 336,800 bpd, respectively. For the three months ended June 30, 2021, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 286,700 bpd, 149,300 bpd, 191,300 bpd and 338,800 bpd, respectively.
The throughput rates at our refineries were overall higher in the three months ended June 30, 2022 compared to the same period in 2021, despite turnaround activity at the Torrance refinery during the three months ended June 30, 2022. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $1,883.5 million for the three months ended June 30, 2022 compared to $146.7 million for the three months ended June 30, 2021, an increase of approximately $1,736.8 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,608.2 million, or $30.41 per barrel of throughput for the three months ended June 30, 2022 compared to $711.3 million, or $8.94 per barrel of throughput for the three months ended June 30, 2021, an increase of approximately $1,896.9 million. Gross refining margin excluding special items totaled $2,608.2 million or $30.41 per barrel of throughput for the three months ended June 30, 2022 compared to $447.3 million or $5.62 per barrel of throughput for the three months ended June 30, 2021, an increase of $2,160.9 million.
During the three months ended June 30, 2022, our margin calculations were not impacted by special items. Consolidated gross margin and gross refining margin increased due to favorable movements in certain crack spreads and crude oil differentials and higher throughput volumes and barrels sold at all of our refineries. For the three months ended June 30, 2021, special items impacting our margin calculations included a non-cash LCM benefit of approximately $264.0 million on a net basis, resulting from the increase in crude oil and refined product prices at the end of the second quarter of 2021 in comparison to the prices at the end of the first quarter of 2021.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $432.7 million for the three months ended June 30, 2022 in comparison to $297.6 million for three months ended months ended June 30, 2021.
Average industry margins were favorable during the three months ended June 30, 2022 in comparison to the same period in 2021, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices, in addition to increased refining margins as a result of global supply disruptions.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $55.26 per barrel, or 217.6% higher, in the three months ended June 30, 2022, as compared to $17.40 per barrel in the same period in 2021. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthening Dated Brent/Maya differential, which increased by $5.27 per barrel, slightly offset by weakened WTI/Bakken differentials, which decreased by $4.20 per barrel, in comparison to the same period in 2021. The WTI/WCS differential increased to $18.52 per barrel in the three months ended June 30, 2022 compared to $13.09 in the same period in 2021, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $44.53 per barrel, or 136.4% higher, in the three months ended June 30, 2022 as compared to $18.84 per barrel in the same period in 2021. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a premium of $3.97 per barrel in the three months ended June 30, 2022, as compared to a discount of $0.23 per barrel in the same period in 2021. Additionally, the WTI/Syncrude differential averaged a premium $4.38 per barrel during the three months ended June 30, 2022 as compared to a discount of $1.24 per barrel in the same period of 2021.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $50.39 per barrel, or 217.5% higher, in the three months ended June 30, 2022 as compared to $15.87 per barrel in the same period in 2021. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $1.56 per barrel during the three months ended June 30, 2022 as compared to a premium of $1.86 per barrel in the same period of 2021.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $53.56 per barrel, or 151.7% higher, in the three months ended June 30, 2022 as compared to $21.28 per barrel in the same period in 2021. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $56.14 per barrel, or 164.7% higher, in the three months ended June 30, 2022 as compared to $21.21 per barrel in the same period in 2021. Our margins on the West Coast were negatively impacted from our refinery specific slate by weakened WTI/ANS differential, which averaged a premium of $3.40 per barrel during the three months ended June 30, 2022 as compared to a premium of $2.39 per barrel in the same period of 2021.
Operating Expenses— Operating expenses totaled $613.8 million, or $7.16 per barrel of throughput, for the three months ended June 30, 2022 compared to $462.3 million, or $5.81 per barrel of throughput, for the three months ended June 30, 2021, an increase of $151.5 million, or 32.8%. Increase in operating expenses was mainly attributable to increases in natural gas volumes and price across our refineries when compared to the same period in 2021. Additionally, we experienced higher outside services, maintenance and operational costs due to increased production when compared to the same period in 2021.
General and Administrative Expenses— General and administrative expenses totaled $145.9 million for the three months ended June 30, 2022 compared to $47.9 million for the three months ended June 30, 2021, an increase of approximately $98.0 million or 204.6%. The increase in general and administrative expenses for the three months ended June 30, 2022 in comparison to the three months ended June 30, 2021 is primarily related to higher employee-related expenses, including incentive compensation. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss on Sale of Assets— There was a loss on the sale of assets of $0.2 million for the three months ended June 30, 2022, related to the sale of non-operating refinery assets. There was no gain or loss on sale of assets for the three months ended June 30, 2021.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $112.8 million for the three months ended June 30, 2022 (including $110.9 million recorded within Cost of sales) compared to $105.6 million for the three months ended June 30, 2021 (including $102.3 million recorded within Cost of sales), an increase of $7.2 million. The increase was a result of a general increase to our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2021.

Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $77.6 million and a gain of $5.2 million for the three months ended June 30, 2022 and June 30, 2021, respectively. These losses and gains were primarily related to the Martinez Contingent Consideration.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $7.2 million for the three months ended June 30, 2022 compared to a gain of $5.8 million for the three months ended June 30, 2021. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Gain on Extinguishment of Debt— Gain on the extinguishment of debt totaled $3.8 million in the three months ended June 30, 2022, and relates to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes. There were no such gains or losses recorded in the same period of 2021.
Interest Expense, net— Interest expense totaled $75.4 million for the three months ended June 30, 2022 compared to $69.9 million for the three months ended June 30, 2021, an increase of approximately $5.5 million. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Inventory Intermediation Agreement with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended June 30, 2022 and June 30, 2021, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette refinery in the fourth quarter of 2015 and PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $1.2 million was recorded for the three months ended June 30, 2022 in comparison to an income tax benefit of $4.3 million recorded for the three months ended June 30, 2021, primarily attributable to the results of PBF Ltd.
Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Overview— Net income was $1,578.9 million for the six months ended June 30, 2022 compared to net loss of $14.1 million for the six months ended June 30, 2021.
Our results for the six months ended June 30, 2022 were negatively impacted by special items consisting of a change in fair value of the Martinez Contingent Consideration of $127.7 million, partially offset by a gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $3.8 million. Our results for the six months ended June 30, 2021 were positively impacted by a non-cash LCM inventory adjustment special item of approximately $669.6 million, offset by the change in the fair value of the Martinez Contingent Consideration of $24.3 million.
Excluding the impact of these special items, when comparing our results to the six months ended June 30, 2021, we experienced an increase in the demand for our refined products, evidenced by higher throughput volumes and barrels sold at all of our refineries, as well as overall stronger refining margins due to favorable movements in crack spreads and crude oil differentials. These improving metrics have positively impacted our revenues, cost of products sold and operating income.

Revenues— Revenues totaled $23.2 billion for the six months ended June 30, 2022 compared to $11.8 billion for the six months ended June 30, 2021, an increase of approximately $11.4 billion, or 96.6%. Revenues per barrel were $127.97 and $73.31 for the six months ended June 30, 2022 and 2021, respectively, an increase of 74.6% directly related to higher hydrocarbon commodity prices. For the six months ended June 30, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 277,700 bpd, 149,300 bpd, 181,400 bpd and 279,300 bpd, respectively. For the six months ended June 30, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 246,400 bpd, 133,900 bpd, 164,400 bpd and 265,700 bpd, respectively. For the six months ended June 30, 2022, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 329,200 bpd, 153,700 bpd, 194,900 bpd and 323,500 bpd, respectively. For the six months ended June 30, 2021, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 278,800 bpd, 139,700 bpd, 172,700 bpd and 297,800 bpd, respectively.
Overall the throughput rates were higher in the six months ended June 30, 2022 compared to the same period in 2021, despite turnaround activity at several refineries during the six months ended June 30, 2022. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $2,029.7 million for the six months ended June 30, 2022, compared to $232.0 million for the six months ended June 30, 2021, an increase of approximately $1,797.7 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $3,458.9 million, or $21.54 per barrel of throughput for the six months ended June 30, 2022 compared to $1,361.5 million, or $9.29 per barrel of throughput for the six months ended June 30, 2021, an increase of approximately $2,097.4 million. Gross refining margin excluding special items totaled $3,458.9 million or $21.54 per barrel of throughput for the six months ended June 30, 2022 compared to $691.9 million or $4.72 per barrel of throughput for the six months ended June 30, 2021, an increase of $2,767.0 million.
During the six months ended June 30, 2022, our margin calculations were not impacted by special items. Consolidated gross margin and gross refining margin increased due to favorable movements in certain crack spreads and crude oil differentials and higher throughput volumes and barrels sold at all of our refineries. For the six months ended June 30, 2021, special items impacting our margin calculations included a non-cash LCM inventory benefit of approximately $669.6 million on a net basis, resulting from an increase in crude oil and refined product prices from the year ended 2020 to the end of the second quarter of 2021.
Additionally, our results continue to be impacted by significant costs to comply with the Renewable Fuel Standard. Total Renewable Fuel Standard compliance costs were $627.1 million for the six months ended June 30, 2022 in comparison to $580.7 million for the six months ended June 30, 2021.
Average industry margins were favorable during the six months ended June 30, 2022 in comparison to the same period in 2021, primarily due to varying timing and extent of the impacts of the COVID-19 pandemic on regional demand and commodity prices, in addition to increased refining margins as a result of global supply disruptions.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $38.47 per barrel, or 160.5% higher, in the six months ended June 30, 2022, as compared to $14.77 per barrel in the same period in 2021. Our margins were impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya differentials, which increased by $5.86 per barrel, slightly offset by weakened WTI/Bakken differentials, which decreased by $4.08 per barrel, in comparison to the same period in 2021. The WTI/WCS differential increased to $16.96 per barrel in the six months ended June 30, 2022 compared to $12.61 in the same period in 2021, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $31.24 per barrel, or 104.7% higher, in the six months ended June 30, 2022 as compared to $15.26 per barrel in the same period in 2021. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential and WTI/Syncrude differential, which decreased by $4.08 per barrel and $3.20 per barrel, respectively.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $37.27 per barrel, or 166.4% higher, in the six months ended June 30, 2022 as compared to $13.99 per barrel in the same period in 2021. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthened WTI/LLS differential, which averaged a premium of $1.92 per barrel during the six months ended June 30, 2022 as compared to a premium of $2.00 per barrel in the same period of 2021.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $43.20 per barrel, or 132.8% higher, in the six months ended June 30, 2022 as compared to $18.56 per barrel in the same period in 2021. Additionally (West Coast) 3-2-1 industry crack spread was $42.76 per barrel, or 149.6% higher, in the six months ended June 30, 2022 as compared to $17.13 per barrel in the same period in 2021. Our margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $2.16 per barrel during the six months ended June 30, 2022 as compared to a premium of $2.67 per barrel in the same period of 2021.
Operating Expenses— Operating expenses totaled $1,209.4 million, or $7.53 per barrel of throughput, for the six months ended June 30, 2022 compared to $922.5 million, or $6.29 per barrel of throughput, for the six months ended June 30, 2021, an increase of approximately $286.9 million, or 31.1%. The increase in operating expenses was mainly attributable to increases in natural gas volumes and price across our refineries when compared to the same period in 2021. Additionally, we experienced higher outside services, maintenance and operational costs due to increased production when compared to the same period in 2021.
General and Administrative Expenses— General and administrative expenses totaled $195.2 million for the six months ended June 30, 2022 compared to $90.8 million for the six months ended June 30, 2021, an increase of approximately $104.4 million or 115.0%. The increase in general and administrative expenses for the six months ended June 30, 2022 in comparison to the six months ended June 30, 2021 primarily related to higher employee-related expenses, including incentive compensation. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss (Gain) on Sale of Assets— There was a loss of $0.3 million and a gain of $0.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively, related primarily to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $223.6 million for the six months ended June 30, 2022 (including $219.8 million recorded within Cost of sales) compared to $213.7 million for the six months ended June 30, 2021 (including $207.0 million recorded within Cost of sales), an increase of approximately $9.9 million. The slight increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2021.

Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $127.7 million for the six months ended June 30, 2022 in comparison to a loss of $24.3 million for the six months ended June 30, 2021. These losses were related to the changes in estimated fair value of the Martinez Contingent Consideration.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $2.3 million for the six months ended June 30, 2022 compared to a loss of $4.2 million for the six months ended June 30, 2021. These gains and losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Gain on Extinguishment of Debt— Gain on the extinguishment of debt of $3.8 million incurred in the six months ended June 30, 2022 relates to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes. There were no such gain or loss in the same period of 2021.
Interest Expense, net— Interest expense totaled $143.6 million for the six months ended June 30, 2022 compared to $139.5 million for the six months ended June 30, 2021, an increase of approximately $4.1 million. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Third Inventory Intermediation Agreement with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the six months ended June 30, 2022 and June 30, 2021, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of the Chalmette refinery in the fourth quarter of 2015 and PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $9.3 million was recorded for the six months ended June 30, 2022 in comparison to an income tax benefit of $14.9 million recorded for the six months ended June 30, 2021, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in fair value of contingent consideration, and gain on extinguishment of debt. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended June 30,
	2022		2021
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$14,064.0	$163.99	$6,883.2	$86.52
Less: Cost of sales	12,180.5	142.03	6,736.5	84.68
Consolidated gross margin	$1,883.5	$21.96	$146.7	$1.84
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$1,883.5	$21.96	$146.7	$1.84
Add: Refinery operating expense	613.8	7.16	462.3	5.81
Add: Refinery depreciation expense	110.9	1.29	102.3	1.29
Gross refining margin	$2,608.2	$30.41	$711.3	$8.94
Special items:(1)
Add: Non-cash LCM inventory adjustment	—	—	(264.0)	(3.32)
Gross refining margin excluding special items	$2,608.2	$30.41	$447.3	$5.62

	Six Months Ended June 30,
	2022		2021
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$23,192.2	$144.35	$11,796.4	$80.44
Less: Cost of sales	21,162.5	131.71	11,564.4	78.85
Consolidated gross margin	$2,029.7	$12.64	$232.0	$1.59
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$2,029.7	$12.64	$232.0	$1.59
Add: Refinery operating expense	1,209.4	7.53	922.5	6.29
Add: Refinery depreciation expense	219.8	1.37	207.0	1.41
Gross refining margin	$3,458.9	$21.54	$1,361.5	$9.29
Special items:(1)
Add: Non-cash LCM inventory adjustment	—	—	(669.6)	(4.57)
Gross refining margin excluding special items	$3,458.9	$21.54	$691.9	$4.72

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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, the non-cash change in the fair value of catalyst obligations, the write down of inventory to the LCM, gain on extinguishment of debt, change in the fair value of contingent consideration, and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$1,596.9	$42.8	$1,578.9	$(14.1)
Add: Depreciation and amortization expense	112.8	105.6	223.6	213.7
Add: Interest expense, net	75.4	69.9	143.6	139.5
Add: Income tax benefit	(1.2)	(4.3)	(9.3)	(14.9)
EBITDA	$1,783.9	$214.0	$1,936.8	$324.2
Special Items:(1)
Add: Non-cash LCM inventory adjustment	—	(264.0)	—	(669.6)
Add: Change in fair value of contingent consideration	77.6	(5.2)	127.7	24.3
Add: Gain on extinguishment of debt	(3.8)	—	(3.8)	—
EBITDA excluding special items	$1,857.7	$(55.2)	$2,060.7	$(321.1)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$1,783.9	$214.0	$1,936.8	$324.2
Add: Stock-based compensation	7.4	7.6	14.5	14.0
Add: Change in fair value of catalyst obligations	(7.2)	(5.8)	(2.3)	4.2
Add: Non-cash LCM inventory adjustment (1)	—	(264.0)	—	(669.6)
Add: Change in fair value of contingent consideration (1)	77.6	(5.2)	127.7	24.3
Add: Gain on extinguishment of debt (1)	(3.8)	—	(3.8)	—
Adjusted EBITDA	$1,857.9	$(53.4)	$2,072.9	$(302.9)
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
    The following table includes the LCM inventory reserve as of each date presented (in millions):

	2022	2021
January 1,	$—	$669.6
March 31,	—	264.0
June 30,	—	—

    The following table includes the corresponding impact of changes in the LCM inventory reserve on both income from operations and net income (loss) for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Net LCM inventory adjustment benefit in both income from operations and net income (loss)	$—	$264.0	$—	$669.6

Change in Fair Value of Contingent Consideration - During the three months ended June 30, 2022, we recorded a change in fair value of the Martinez Contingent Consideration which decreased income from operations and net income by $77.6 million. During the six months ended June 30, 2022, we recorded a change in fair value of the Martinez Contingent Consideration which decreased income from operations and net income by $127.7 million. During the three months ended June 30, 2021, we recorded a change in fair value of the Martinez Contingent Consideration which increased income from operations and net income by $5.2 million. During the six months ended June 30, 2021, we recorded a change in fair value of the Martinez Contingent Consideration which decreased income from operations and net income by $24.3 million.
Gain on Extinguishment of Debt - During the three and six months ended June 30, 2022, we recorded a pre-tax gain on extinguishment of debt related to the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes, which increased income before income taxes and net income by $3.8 million. There was no such gain during the three and six months ended June 30, 2021.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. As of June 30, 2022, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $2,156.2 million for the six months ended June 30, 2022 compared to net cash used in operating activities of $23.1 million for the six months ended June 30, 2021. Our operating cash flows for the six months ended June 30, 2022 include our net income of $1,578.9 million and net changes in operating assets and liabilities reflecting cash proceeds of $196.3 million, driven by the timing of inventory purchases, payments for accrued expenses and accounts payable, and collections of accounts receivable. Change in accrued expenses is due primarily to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of June 30, 2022. Our overall increase in cash provided by operating activities also included depreciation and amortization of $233.5 million, change in the fair value of the the Martinez Contingent Consideration of $127.7 million, pension and other post-retirement benefits costs of $23.8 million, stock-based compensation of $14.5 million, and gain on sale of assets of $0.3 million, partially offset by deferred income taxes of $9.3 million, gain on extinguishment of debt related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $3.8 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $3.4 million and change in the fair value of our catalyst obligations of $2.3 million. Our operating cash flows for the six months ended June 30, 2021 included our net loss of $14.1 million, a non-cash charge of $669.6 million relating to an LCM inventory adjustment, deferred income taxes of $13.8 million and gain on sale of assets of $0.6 million, partially offset by depreciation and amortization of $221.3 million, net non-cash charges related to the change in fair value of our inventory repurchase obligations of $42.2 million, pension and other post-retirement benefits costs of $25.3 million, change in the fair value of the the Martinez Contingent Consideration of $24.3 million, stock-based compensation of $14.0 million, and change in the fair value of our catalyst obligations of $4.2 million. In addition, net changes in operating assets and liabilities reflect cash proceeds of $343.7 million primarily driven by our accrued expense increase in renewable energy credit and emissions obligations as a result of our increase in the unfunded RINs obligation as of June 30, 2021, timing of inventory purchases, payments for other accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $433.8 million for the six months ended June 30, 2022 compared to net cash used in investing activities of $136.1 million for the six months ended June 30, 2021. The net cash flows used in investing activities for the six months ended June 30, 2022 was comprised of cash outflows of capital expenditures totaling $223.4 million, expenditures for refinery turnarounds of $166.8 million, and expenditures for other assets of $43.6 million. The net cash used in investing activities for the six months ended June 30, 2021 was comprised of cash outflows of capital expenditures totaling $81.1 million, expenditures for refinery turnarounds of $38.5 million, and expenditures for other assets of $16.5 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $918.0 million for the six months ended June 30, 2022 compared to net cash provided by financing activities of $33.8 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, net cash used in financing activities consisted primarily of net repayments on the Revolving Credit Facility of $900.0 million, $25.9 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, distributions to members of $11.6 million, payments on finance leases of $5.7 million, and deferred financing costs and other of $32.2 million, partially offset by proceeds from insurance premium financing of $32.4 million, and proceeds from contributions from PBF LLC of $25.0 million. For the six months ended June 30, 2021, net cash provided by financing activities consisted primarily of proceeds from insurance premium financing of $28.0 million, proceeds from contributions from PBF LLC of $18.9 million, and deferred financing costs and other of $0.4 million, partially offset by payments on finance leases of $7.1 million, principal amortization payments of the $35.0 million PBF Rail term loan of $3.7 million, and distributions to members of $2.7 million.
Debt and Credit Facility
Revolving Credit Facility
On May 25, 2022, we entered into an amendment of our Revolving Credit Agreement. Among other things, the Revolving Credit Agreement amended and extended the Revolving Credit Facility through January 2025 and increased the maximum commitment to $4.3 billion through May 2023 (currently set to adjust to $2.75 billion in May 2023 through January 2025). The amendments also redefine certain components of the Borrowing Base (as defined in the Revolving credit Agreement) to reflect the existence of the two tranches, Tranche A Commitments and Tranche B Commitments. The Tranche A Commitments total $1.55 billion and the Tranche B Commitments total $2.75 billion. The amendments also include changes to incorporate the adoption of SOFR as a replacement of LIBOR, changes to joint lead arrangers, bookrunners, syndication agents and other titles, and other changes related to the foregoing. In addition, an accordion feature allows for additional Tranche B Commitments of up to an additional $500.0 million plus an amount equal to the Tranche A Commitments for existing Tranche A lenders.
Long-Term Debt Related Transactions
On July 11, 2022, we exercised our rights under the indenture governing the 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”) to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed was $70.4 million and will be recorded as a Loss on extinguishment of debt in the Consolidated Statements of Operations in the third quarter of 2022.
During the three months ended June 30, 2022, we made a number of open market repurchases of our 2028 Senior Notes and 2025 Senior Notes that resulted in the extinguishment of $24.9 million in principal. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $25.9 million and the Company recognized a $3.8 million gain on the extinguishment of debt during the three and six months ended June 30, 2022.

Liquidity
As of June 30, 2022, our operational liquidity was more than $4.4 billion which consists of $2.1 billion of cash, and more than $2.3 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of June 30, 2022, outstanding letters of credit totaled approximately $1,047.5 million.
We have executed a plan to strengthen our balance sheet and increase our flexibility and responsiveness by incorporating certain adjustments to our operations and other cost saving measures. In an effort to preserve the positive recovery trends experienced during 2021 and the three and six months ended June 30, 2022, we remain committed to our plan in the current year with notable events within the past twelve months highlighted below:
•July 2022 full redemption of our 2025 Senior Secured Notes using cash on hand as of June 30, 2022, resulting in future annual interest savings of approximately $115.0 million;
•Extinguishment of $258.9 million of our 2028 Senior Notes and 2025 Senior Notes to date, resulting in annual cash interest savings of approximately $16.3 million;
•In May 2022, completed a multi-year extension of our Revolving Credit Facility, with an aggregate commitment of $4.3 billion.
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

We may incur additional indebtedness in the future, including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the six months ended June 30, 2022, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make new investments, repurchase our outstanding debt or stock or incur new liens.
As of June 30, 2022, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Working Capital
Our working capital at June 30, 2022 was $429.0 million, consisting of $7,265.0 million in total current assets and $6,836.0 million in total current liabilities. Our working capital at December 31, 2021 was $1,266.5 million, consisting of $5,158.6 million in total current assets and $3,892.1 million in total current liabilities.
Capital Spending
Capital spending was $433.8 million for the six months ended June 30, 2022 and was primarily comprised of turnaround costs at our Delaware City, Chalmette, Torrance and Martinez refineries. Capital spend also included costs associated with safety related enhancements and facility improvements at our refineries. Our full-year refining capital expenditures are expected to range from $500.0 million to $550.0 million.
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

Inventory Intermediation Agreement
On October 25, 2021, PBF Holding and its subsidiaries, Delaware City Refining Company LLC (“DCR”), Paulsboro Refining Company LLC (“PRC”) and Chalmette Refining, L.L.C (“Chalmette Refining”), entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the previous inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Third Inventory Intermediation Agreement at that time. On May 25, 2022, the PBF Entities entered into an amendment of the Third Inventory Intermediation Agreement to amend certain provisions thereof that related to and were impacted by amendments made on May 25, 2022 to the Revolving Credit Agreement.
At June 30, 2022, the LIFO value of the J. Aron Products included within Inventory in our Condensed Consolidated Balance Sheets was $572.2 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
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
Supplemental Guarantor Financial Information
As of June 30, 2022, PBF Services Company LLC, DCR, PBF Power Marketing LLC, PRC, Toledo Refining Company LLC, Chalmette Refining, PBF Western Region LLC, Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC (“MRC”), PBF International Inc. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2025 Senior Secured Notes, the 2025 Senior Notes and 2028 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated May 30, 2017 and January 24, 2020, among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americans, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, and the indenture dated May 13, 2020, among PBF Holding, PBF Finance, the guarantors party thereto and Wilmington Trust, National Association, as Trustee, Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes. The 2025 Senior Secured Notes, 2025 Senior Notes and 2028 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	June 30, 2022	December 31, 2021
ASSETS
Current Assets (1)	$6,933.7	$4,840.0
Non-Current Assets	5,928.9	5,754.0
Due from non-guarantor subsidiaries	17,811.9	16,211.0

LIABILITIES AND EQUITY
Current liabilities (1)	$6,390.5	$3,645.0
Long-term liabilities	2,601.3	4,862.0
Due to non-guarantor subsidiaries	17,812.8	16,100.0

(1) Includes $4.5 million and $47.3 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of June 30, 2022. Includes $4.1 million and $61.7 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of December 31, 2021. Refer to “Note 6 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Statements of Operations (in millions)	2022	2021	2022	2021
Revenues	$13,938.7	$6,802.2	$22,962.6	$11,691.0
Cost of sales	11,139.7	6,082.0	19,251.5	10,387.0
Gross margin	2,799.0	720.2	3,711.1	1,304.0
Income from operations	2,573.6	673.6	3,384.7	1,181.4

Net income	2,495.2	594.2	3,186.3	995.8
Net income attributable to PBF Holding Company LLC	2,495.8	592.0	3,188.0	993.4

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$940.0	$574.2	$1,676.1	$1,042.7
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	41.8	22.9	68.8	32.8
Affiliate revenues related to transactions with PBFX (1)	4.4	4.0	8.4	8.0
Affiliate expenses related to transactions with PBFX (1)	79.6	75.1	155.6	151.0
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
At June 30, 2022 and December 31, 2021, we had gross open commodity derivative contracts representing 40.9 million barrels and 42.1 million barrels, respectively, with an unrealized net loss of $19.2 million and $12.0 million, respectively. The open commodity derivative contracts as of June 30, 2022 expire at various times during 2022 and 2023.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 34.2 million barrels and 30.2 million barrels at June 30, 2022 and December 31, 2021, respectively. The average cost of our hydrocarbon inventories was approximately $82.78 and $78.29 per barrel on a LIFO basis at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.

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
In addition, we are exposed to risks associated with complying with federal and state legislative and regulatory measures to address greenhouse gas and other emissions. Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, in September 2016, the state of California extended AB 32, to reduce greenhouse gas emission targets to 40% below 1990 levels by 2030. Compliance with such emission standards may require the purchase of emission credits or similar instruments.
Certain of these compliance contracts or instruments qualify as derivative instruments. For certain of these contracts, we elect the normal purchase normal sale exception under Accounting Standards Codification 815, Derivatives and Hedging, for such instruments, and therefore do not record these contracts at their fair value.
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $4.3 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR Rate plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At June 30, 2022, we had no outstanding balance in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $22.4 million annually.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of June 30, 2022. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On February 4, 2021, we received a letter from the South Coast Air Quality Management District (“SCAQMD”) proposing to settle a Notice of Violation (“NOV”) relating to 15 Title V deviations alleged to have occurred in the second half of 2017 for $1.3 million. On October 8, 2021, we reached settlement in principle with the SCAQMD to pay a penalty of $250,000 for 14 of the Title V deviations and a penalty of $1.3 million for the remaining deviation, which covers the period of 2017 through 2021 and the settlement agreements have been executed.
On April 17, 2019, we received a NOV from the SCAQMD relating to Title V deviations alleged to have occurred in second half of 2018 self-reported Title V deviations. In May 2022, the SCAQMD requested that we present a settlement proposal to resolve the NOV. On June 16, 2022, we presented a settlement offer of $456,820 to settle the NOV and are awaiting a response from the SCAQMD. On July 22, 2022, the SCAQMD presented a counter proposal of $1.2 million. We are currently evaluating the SCAQMD’s proposal.
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
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by

ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the court. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. On October 29, 2021, we filed our opposition to this motion. On November 15, 2021, plaintiffs filed their reply. On February 8, 2022, the Court held a hearing on plaintiff’s Motion to Appoint Navarro as Class Representative but did not act on the motion. Instead, the court ordered the parties to submit draft orders for the Court’s consideration. After considering the parties’ proposed orders, on July 5, 2022, the Court issued a final order ruling that Plaintiffs’ Motion to Substitute José Navarro as Class Representative was denied and decertifying both of Plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff and required the parties to meet and confer and propose a schedule for the remaining pretrial dates and a trial date. On July 19, 2022, Plaintiff filed a petition with the Ninth Circuit Court of Appeals seeking permission to appeal the District Court’s decertification order finding that Navarro is an inadequate class representative. Our answer to the petition was filed on July 29, 2022. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.
On September 7, 2021, MRC filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the Bay Area Air Quality Management District (“BAAQMD”) requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of Rule 6-5 Amendment. MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. We expect another mandatory settlement conference to be held in the third quarter of 2022. The parties are currently compiling the administrative record for completeness and certification. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

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

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Form of 2023-2025 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 12, 2022 (File No. 001-35764)).

10.2†	Form of 2023-2025 Performance Unit Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 12, 2022 (File No. 001-35764)).

10.3†	Amendment No. 1 to PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2022 (File No. 001-35764)).

10.4**	Third Amendment to Senior Secured Revolving Credit Agreement, dated May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 27, 2022 (File No. 001-35764)).

10.5**	First Amendment to the Third Amended and Restated Inventory Intermediation Agreement dated as of October 25, 2021, among J. Aron & Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Chalmette Refining, L.L.C (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 27, 2022 (File No. 001-35764)).

22.1*	List of Guarantor Subsidiaries

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
 ——————————

*	Filed herewith.
†	Indicates management compensatory plan or arrangement.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
**	Denotes that fees, payment terms and other competitively sensitive business terms have been redacted in accordance with Item 601(b)(10)(iv) Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date:	August 3, 2022	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	August 3, 2022	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)