Form 10-K
period 2022-12-31
PBF Holding Co LLC; PBF Finance Corp
filed 2023-03-03
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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
PBF Holding Company LLC    ☐
PBF Finance Corporation    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
PBF Holding Company LLC    ☐
PBF Finance Corporation    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
PBF Holding Company LLC    ☐
PBF Finance Corporation    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
PBF Holding Company LLC    ☐
PBF Finance Corporation    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
PBF Holding Company LLC    ☐ Yes ☒ No
PBF Finance Corporation    ☐ Yes ☒ No
There is no trading in the membership interests of PBF Holding LLC or the common stock of PBF Finance Corporation and therefore an aggregate market value based on such is not determinable.
PBF Holding Company LLC has no common stock outstanding. As of February 24, 2023, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.
PBF Finance Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc., the managing member of our direct parent PBF Energy Company LLC, will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2023 Annual Meeting of Stockholders within 120 days after December 31, 2022. Portions of the Proxy Statement of PBF Energy Inc. are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
“IRA” refers to the Inflation Reduction Act; a U.S. federal law enacted on August 16, 2022 that resulted in significant law changes related to tax, climate change, energy, and health care. The tax provision includes, but is not limited to, a corporate alternative minimum tax of 15%, excise tax of 1% on certain corporate stock buy-backs, energy-related tax credits and incentives, and additional Internal Revenue Service (“IRS”) funding.
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
“Renewable Fuel Standard” (“RFS”) refers to the Renewable Fuel Standard issued pursuant to the Energy Independence and Security Act of 2007 implementing mandates to blend renewable fuels into petroleum fuels produced and sold in the United States.
“RINs” refers to renewable fuel credits required for compliance with the RFS.
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
Explanatory Note
This Annual Report on Form 10-K is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of December 31, 2022. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

PART I
In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “we,” “our” or “us” refer to PBF Holding, and, in each case, unless the context otherwise requires, its consolidated subsidiaries. References to “subsidiary guarantors” refer to PBF Services Company LLC (“PBF Services”), PBF Power Marketing LLC (“PBF Power”), Paulsboro Refining Company LLC (“PRC”), Toledo Refining Company LLC (“Toledo Refining”), Delaware City Refining Company LLC (“DCR”), PBF Investments LLC (“PBF Investments”), PBF International Inc., Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), and Martinez Refining Company LLC (“MRC”), which are the subsidiaries of PBF Holding that guarantee PBF Holding’s 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) and the 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) as of December 31, 2022.
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
ITEM. 1 BUSINESS
Overview and Corporate Structure
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We own and operate six domestic oil refineries and related assets. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 12.7 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. The Company’s six oil refineries represent one reportable segment.
Ownership Structure
We are a Delaware limited liability company and a holding company for our operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. We are a wholly-owned subsidiary of PBF LLC, and PBF Energy is the sole managing member of, and owner of an equity interest as of December 31, 2022 representing approximately 99.3% of the outstanding economic interests in PBF LLC.
On December 18, 2012, our indirect parent, PBF Energy completed its IPO. As a result of PBF Energy’s IPO and related organization transactions, PBF Energy became the sole managing member of PBF LLC and operates and controls all of its business and affairs and consolidates the financial results of PBF LLC and its subsidiaries, including PBF Holding and PBF Finance. As of December 31, 2022, PBF Energy held 129,660,538 PBF LLC Series C Units and its current and former executive officers and directors and certain employees and others held 910,457 PBF LLC Series A Units, and the holders of PBF Energy’s issued and outstanding shares of its Class A common stock have approximately 99.3% of the voting power in PBF Energy and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 0.7% of the voting power in PBF Energy.

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

Refinery	Region	Nelson Complexity Index (1)	Throughput Capacity (in barrels per day) (1)	PADD	Crude Processed (2)	Source (2)
Delaware City	East Coast	13.6	180,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	8.8 (3)	155,000(3)	1	light sweet through heavy sour	water
Toledo	Mid-Continent	11.0	180,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	13.0	185,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	13.8	166,000	5	medium and heavy	pipeline, water, truck
Martinez	West Coast	16.1	157,000	5	medium and heavy	pipeline and water
________
(1) Reflects operating conditions at each refinery as of the date of this filing. Changes in complexity and throughput capacity reflect the result of current market conditions, in addition to investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Configurations at each of our refineries are regularly evaluated and accordingly updated, which resulted in the restart of several idled processing units at the Paulsboro refinery in 2022.
(2) Reflects the typical crude and feedstocks and related sources utilized under normal operating conditions and prevailing market environments.
(3) Under normal operating conditions and prevailing market environments, our Nelson Complexity Index and throughput capacity for the Paulsboro refinery would be 13.1 and 180,000, respectively. As a result of the East Coast Refining Reconfiguration and subsequent restart of several idled processing units at the Paulsboro refinery, our Nelson Complexity Index and throughput capacity were reduced.
PBF Logistics LP Transactions
PBF Logistics LP (“PBFX”) is an affiliate of ours. PBFX, an indirect wholly-owned subsidiary of PBF Energy and PBF LLC, owns or leases, operates, develops and acquires crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. The majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with us, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil, refined products, and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by us to PBFX.

PBF Logistics GP LLC (“PBFX GP”) serves as the general partner of PBFX. PBF GP is wholly-owned by PBF LLC. On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). In connection with the PBFX Offering, we distributed to PBF LLC, which in turn contributed to PBFX, the assets and liabilities of certain crude oil terminaling assets. In a series of transactions subsequent to the PBFX Offering, we distributed certain additional assets to PBF LLC, which in turn contributed those assets to PBFX. On July 27, 2022, PBF Energy and PBF LLC entered into the Merger Agreement with PBFX announcing the Merger Transaction, which closed on November 30, 2022 (all terms as defined in the “Recent Developments” section below). See “Agreements with PBFX” below as well as “Note 10 - Related Party Transactions” of our Notes to Consolidated Financial Statements for additional information.
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Recent Developments
Merger Transaction
On July 27, 2022, PBF Energy, PBF LLC, PBFX Holdings Inc., a Delaware corporation and wholly owned subsidiary of PBF LLC (“PBFX Holdings”), Riverlands Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of PBF LLC, PBFX, and PBFX GP entered into a definitive agreement (the “Merger Agreement”) pursuant to which PBF Energy and PBF LLC announced their intention to acquire all of the publicly held common units in PBFX representing limited partner interests in the MLP not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates on the closing date of the transaction (the “Merger Transaction”).
The Merger Transaction closed on November 30, 2022 and PBFX became an indirect wholly-owned subsidiary of PBF Energy and PBF LLC.
At the effective time of the closing of the Merger Transaction (the “Effective Time”), pursuant to the terms of the Merger Agreement, each PBFX Public Common Unit was converted into the right to receive: (i) 0.270 of a share of Class A Common Stock, par value $0.001 per share, of PBF Energy (the “PBF Energy Common Stock”), (ii) $9.25 in cash, without interest, and (iii) any cash in lieu of fractional shares of PBF Energy Common Stock to which the holder thereof became entitled upon surrender of such PBFX Public Common Units in accordance with the Merger Agreement. Such Merger Agreement consideration totaled $303.7 million in cash and resulted in the issuance of 8,864,684 PBF Energy common shares. The PBFX Common Units owned by PBF LLC and PBFX Holdings and the non-economic general partner interest remain outstanding and were unaffected by the Merger. There was no change in ownership of the non-economic general partner interest.
Renewable Diesel Project
We are currently progressing on our renewable diesel project that will be located at our Chalmette refinery (the “Renewable Diesel Project”). The Renewable Diesel Project will incorporate certain existing idled assets at the refinery, including an idle hydrocracker, along with a newly-constructed pre-treatment unit to establish a 20,000 bpd renewable diesel production facility. We continue to invest capital costs for the facility and related project infrastructure with a plan of commencing operations in the first half of 2023.

Additionally, as disclosed in “Note 20, Subsequent Events”, on February 16, 2023 we announced that we entered into a definitive agreement with Eni Sustainable Mobility, a subsidiary of Eni SpA (“Eni”), to partner in a 50-50 joint venture, St. Bernard Renewables LLC, (“SBR”) which will own the renewable diesel facility that is currently under construction at our Chalmette refinery. Upon consummation of the transaction, which is subject to customary closing conditions, including regulatory approvals, Eni will contribute capital and expertise in renewable diesel operations, supply and marketing while we will continue to manage project execution and will serve as the operator of the facility once construction is complete.
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

The diagram below depicts our organizational structure as of December 31, 2022:

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
PBF Energy Company LLC (PBF LLC)
PBFX Holdings Inc.
99%
1%
PBFX Revolving Credit Facility
PBFX Senior Notes due 2023
PBF Logistics LP (PBF Logistics)
PBF Holding Company LLC (PBF Holding)
Revolving Credit Facility
Senior Notes due 2025
Senior Notes due 2028
Operating Subsidiaries
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
Our refinery assets as of December 31, 2022 are described below.
East Coast Refining System (Delaware City Refinery and Paulsboro Refinery)
Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. The Delaware City refinery is a fully integrated operation that receives crude via rail at our crude unloading facilities, or via ship or barge at the docks owned by the Delaware City refinery located on the Delaware River. The crude and other feedstocks are stored in an extensive tank farm prior to processing. In addition, there is a 15-lane, 76,000 bpd capacity truck loading rack located adjacent to the refinery and a 23-mile interstate pipeline that are used to distribute clean products. The Paulsboro refinery is located on approximately 950-acres on the Delaware River in Paulsboro, New Jersey, near Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River.
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

Delaware City Refinery Units	Nameplate Capacity
Crude Distillation Unit	180,000
Vacuum Distillation Unit	105,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	180,000
Hydrocracking Unit	24,000
Catalytic Reforming Unit	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit	6,000
Alkylation Unit	12,500
Polymerization Unit	16,000
Fluid Coking Unit	54,500

Paulsboro Refinery Units	Nameplate Capacity
Crude Distillation Units (1)	155,000
Vacuum Distillation Units (1)	50,000
Fluid Catalytic Cracking Unit (1)	Idled
Hydrotreating Units (1)	102,000
Catalytic Reforming Unit (1)	29,000
Alkylation Unit (1)	Idled
Lube Oil Processing Unit	12,000
Delayed Coking Unit (1)	Idled
Propane Deasphalting Unit	11,000
(1) Current nameplate capacity was fully or partially reduced as part of the East Coast Refining Reconfiguration.
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
Under normal operating conditions, the Paulsboro refinery currently consumes approximately 40,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Paulsboro refinery is mostly self-sufficient for electrical power through a mix of gas and steam turbine generators. The Paulsboro refinery generation supplies all of the 20MW total refinery load. There are circumstances where available generation is greater than the total refinery load, and the Paulsboro refinery can export up to about 40MW of power to the utility grid if warranted. If necessary, supplemental electrical power is available on a guaranteed basis from the local utility. The Paulsboro refinery is connected to the grid via three separate 69KV aerial feeders and has the ability to run entirely on imported power. Steam is produced in three boilers and a heat recovery steam generator fed by the exhaust from the gas turbine. In addition, there are a number of waste heat boilers and furnace stack economizers throughout the refinery that supplement the steam generation capacity. The Paulsboro refinery’s hydrogen needs are met by the steam methane reformer and the catalytic reformer.
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

The following table approximates the Toledo refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Toledo Refinery Units	Nameplate Capacity
Crude Distillation Unit	180,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	95,000
Hydrocracking Unit	52,000
Catalytic Reforming Units	52,000
Alkylation Unit	11,000
Polymerization Unit	7,000
UDEX Unit	16,300
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
We have an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement expires in June 2025, subject to certain early termination rights. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.
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

Chalmette Refinery
Overview. The Chalmette refinery is located on a 400-acre site near New Orleans, Louisiana. It is a dual-train coking refinery and is capable of processing both light and heavy crude oil through its 185,000 bpd crude units and downstream units. Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third-party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company (“Collins”) and T&M Terminal Company (“T&M”), both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. In addition, there is also a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products. There is also a clean products truck rack that provides access to local markets and crude storage. We are currently progressing on our renewable diesel project that will be located at our Chalmette refinery. The project will incorporate certain existing idled assets at the refinery, including an idle hydrocracker, along with a newly-constructed pre-treatment unit to establish a 20,000 bpd renewable diesel production facility which is set to be started in the first half of 2023.
The following table approximates the Chalmette refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Chalmette Refinery Units	Nameplate Capacity
Crude Distillation Units	185,000
Vacuum Distillation Unit	114,000
Fluid Catalytic Cracking Unit	75,000
Hydrotreating Units	189,000
Delayed Coking Unit	42,000
Catalytic Reforming Unit	42,000
Alkylation Unit	17,000
Aromatics Extraction Unit	17,000
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
The following table approximates the Torrance refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Torrance Refinery Units	Nameplate Capacity
Crude Distillation Unit	166,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	90,000
Hydrotreating Units	155,500
Hydrocracking Unit	25,000
Alkylation Unit	25,500
Delayed Coking Unit	58,000
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
The following table approximates the Martinez refinery’s current major process unit capacities. Unit capacities are shown in barrels per stream day.

Martinez Refinery Units	Nameplate Capacity
Crude Distillation Unit	157,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit	72,000
Hydrotreating Units	268,000
Hydrocracking Unit	42,900
Alkylation Unit	12,500
Delayed Coking Unit	25,500
Flexi Coking Unit	22,500
Isomerization Unit	15,000
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
The annual fee under the Omnibus Agreement for the year ended December 31, 2022 was $8.3 million, inclusive of obligations under the Omnibus Agreement to reimburse us for certain compensation and benefit costs of employees who devoted more than 50% of their time to PBFX during the year ended December 31, 2022. We currently estimate to receive $8.3 million, inclusive of estimated obligations under the Omnibus Agreement as a reimbursement for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2023.
Services Agreement
Additionally, PBFX entered into an operation and management services and secondment agreement with us and certain of our subsidiaries (as amended, the “Services Agreement”), pursuant to which we provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses us for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2022, PBFX paid us an annual fee of $8.7 million pursuant to the Services Agreement and we currently estimate to receive the same annual reimbursement pursuant to the Services Agreement for the year ending December 31, 2023.
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
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel, and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2022, 2021 and 2020, gasoline and distillates accounted for 88.6%, 86.4% and 85.1% of our revenues, respectively.

Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. In addition, we have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2022 and December 31, 2021 only one customer, Shell plc (“Shell”), accounted for 10% or more of our revenues (approximately 14% and 15%, respectively). As of December 31, 2022 and December 31, 2021, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 19% and 26%, respectively).
Seasonality
Traditionally, demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline and diesel prices. However, due to global supply disruptions, the effects of seasonality on our operating results have been less impactful in 2022 and 2021.
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
Pursuant to its RFS, EPA has implemented mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. However, unlike certain of our competitors, we currently do not produce renewable fuels, and increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refineries’ product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to continue to purchase RINs, which historically had, and we expect to have, fluctuating costs based on market conditions.

Corporate Offices
We currently lease approximately 63,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2026. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
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

Headcount
As of December 31, 2022, we had approximately 3,526 employees, of which 1,864 are covered by collective bargaining agreements. Our hourly employees are covered by collective bargaining agreements through the United Steel Workers (“USW”), the Independent Oil Workers (“IOW”) and the International Brotherhood of Electrical Workers (“IBEW”). We consider our relations with the represented employees to be satisfactory.

Location	Number of employees	Employees covered by collective bargaining agreements	Collective bargaining agreements	Expiration date
Headquarters	414	—	N/A	N/A
Delaware City refinery	525	372	USW	January 2026
Paulsboro refinery	270	174	IOW	March 2026
Toledo refinery	490	297 5	USW USW	February 2026 February 2026
Chalmette refinery	582	323	USW	January 2026
Torrance refinery	588	319 11	USW IBEW	January 2026 January 2026
Torrance logistics	96	41 4	USW USW	April 2024 January 2026
Martinez refinery	561	304 14	USW IBEW	February 2026 February 2026
Total employees	3,526	1,864

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
We incorporate by reference into this Item the environmental disclosures contained in the following sections of this report:
•Item 1A. “Risk Factors”
◦Our results of operations continue to be impacted by significant costs to comply with renewable fuels mandates. The market prices for RINs have been volatile and may harm our profitability;
◦We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate;
◦We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently;
◦Potential further laws and regulations related to climate change could have a material adverse impact on our operations and adversely affect our facilities;
◦Regulation of emissions of greenhouse gases could force us to incur increased capital expenditures and operating costs that could have a material adverse effect on our results of operations and financial condition;
◦Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition;
◦Our pipelines are subject to federal and/or state regulations, which could reduce profitability and the amount of cash we generate;
◦We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations;
◦Enhanced scrutiny on ESG matters and developments related to climate change may negatively impact our business and our access to capital markets;
◦We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.
•Item 3. “Legal Proceedings”
•Item 8. “Financial Statements and Supplementary Data”
◦ Note 7 - Accrued Expenses,
◦ Note 9 - Other Long-Term Liabilities and
◦ Note 11 - Commitments and Contingencies

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
◦ Note 11 - Commitments and Contingencies

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
•Regulation of emissions of greenhouse gases and other regulatory environmental and health and safety regulations;
•Completion and successful commencement of commercial operation of the renewable diesel project and consummation of the proposed joint venture transaction;
•Enhanced scrutiny on ESG matters;
•Rate of inflation and its impacts on supply and demand, pricing, and supply chain disruption;
•Actions taken by our competitors, including adjustments to refining capacity or renewable fuels production in response to regulations and market conditions;
•Volatility and uncertainty in the credit and capital markets, including as a result of higher interest rates;
•Any political instability, including as a result of Russia’s military action in Ukraine, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events;
•A cyber-attack on, or other failure of, our technology infrastructure;
•Competition from other companies in the refining industry;
•Delays or cost increases related to capital spending programs;
•Product liability claims, operational liability claims and other material litigation;
•Acquisition or integration of new assets into our business;
•Labor disruptions that would interfere with our operations;
•Discontinuation of employment of any of our senior executives or other key employees;
•Our activity in commodity derivatives markets.
Risks Related to Our Indebtedness
•Our levels of indebtedness;
•Our ability to secure necessary financing on acceptable terms;
•Changes in our credit ratings;
•Limitations on our operations or ability to make distributions arising out of restrictive covenants in our debt instruments;
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
Risks Relating to Our Business and Industry
Demand for our refined products can significantly decline due to changes in global and regional economic conditions.
Business closings and layoffs in the markets we operate may adversely affect demand for our refined products. Deterioration of general economic conditions or weak demand levels could require additional actions on our part to lower our operating costs, including temporarily or permanently ceasing to operate units at our facilities, as experienced in 2020 when certain assets were temporarily idled as part of the East Coast Refining Reconfiguration. There may be significant incremental costs associated with such actions. Deterioration of global and regional economic conditions may harm our liquidity and ability to repay our outstanding debt.
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
The nature of our business has required us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. At December 31, 2022 and December 31, 2021, the replacement value of inventories exceeded the LIFO carrying value, therefore no LCM inventory reserve was recorded. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other. For example, during the year ended December 31, 2020, we recorded an adjustment to value our inventories to the lower of cost or market which decreased income from operations and net income by $268.0 million.
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
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been less expensive than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City, Paulsboro, Chalmette, Torrance and Martinez refineries. For our Toledo refinery, aside from recent crude differential volatility, purchased crude prices have historically been above the WTI benchmark, however, such crude slate typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the WTI/Dated Brent or related differentials narrow. A narrowing of the WTI/Dated Brent differential may result in our Toledo refinery losing a portion of its crude oil price advantage over certain of our competitors, which negatively impacts our profitability. In addition, efforts in Canada to control the imbalance between its production and capacity to export crude may continue to result in price volatility and the narrowing of the WTI/WCS differential, which is a proxy for the difference between light U.S. and heavy Canadian crude oil, and may reduce our refining margins and adversely affect our profitability and earnings. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any continued or further narrowing of these differentials could have a material adverse effect on our business and profitability.
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
Our refineries are subject to interruptions of supply and distribution, including due to severe weather events, as a result of our reliance on pipelines and railroads for transportation of crude oil and refined products.
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
In addition, substantial weather-related conditions could impact our relationships and arrangements with our major customers and suppliers by materially affecting the normal flow of crude oil and refined products, especially seaborne transactions. For example, severe weather events could damage transportation infrastructures and lead to interruptions of our operations, including our ability to deliver our products, or increases in costs to receive crude oil.
Our results of operations continue to be impacted by significant costs to comply with renewable fuels mandates. The market prices for RINs have been volatile and may harm our profitability.
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not currently produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. The price of RINS was significant in 2022 and could increase further in 2023. We incurred approximately $1,225.5 million in RINs costs during the year ended December 31, 2022 as compared to $726.0 million and $326.4 million during the years ended December 31, 2021 and 2020, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. On June 3, 2022, EPA finalized the volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels for years 2020, 2021, and 2022. On December 1, 2022, EPA proposed volume requirements and percentage standards under the RFS program for 2023, 2024, and 2025, as well as making a series of important modifications to strengthen and expand the RFS program. As a result, we could also experience fluctuating compliance costs in the future if the volumes finalized by EPA differ from what has been proposed.

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
We may incur significant liability under, or costs and capital expenditures to comply with, regulatory, environmental and health and safety regulations, which are complex and change frequently.
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

We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations have become increasingly stringent over time, and the cost of compliance with these requirements can be expected to increase over time. In addition, a failure to comply with these laws and regulations could adversely impact our ability to operate. For example, on July 21, 2021, the board of Bay Area Air Quality Management District (“BAAQMD”) voted to adopt amendments to “Regulation 6-5: Particulate Emissions from Refinery Fluidized Catalytic Cracking Units - 2021 Amendment” (“Rule 6-5 Amendment”) requiring compliance with more stringent standards for particulate emissions from FCC units at refineries in the Bay Area that will be effective in 2026. The regulation does not require that any specific technology be utilized to meet the new standards. The costs incurred by us to achieve the new emissions standards at our Martinez refinery within the required timeframe may be significant, and there can be no assurance that the measures we implement will achieve the required emissions reductions. Additionally, on September 16, 2022, the state of California enacted SB 1322, The California Oil Refinery Cost Disclosure Act. Effective in 2023, this bill will require operators of refineries in the state that produce gasoline meeting California specifications, within 30 days of the end of each calendar month, to submit to the State Energy Resources Conservation and Development Commission certain information regarding petroleum sales volumes and prices.
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
As noted above, on September 23, 2020, the California Governor issued Executive Order N-79-20 (“N-79-20 Order”) intended to further reduce GHGs within the state. The N-79-20 Order sets a 2035 goal of no sale of internal combustion engines for passenger cars and pickup trucks within California, and a 2045 goal of no sale of internal combustion engine medium- and heavy-duty trucks, and off-road vehicles and equipment. However, the N-79-20 Order would still allow used internal combustion engine vehicles to be used and sold after these dates. In an effort to accomplish the 2035 goal, on August 25, 2022, CARB voted unanimously to adopt the Advanced Clean Cars II (“ACCII”) regulations. According to CARB, the ACCII regulations will rapidly scale down light-duty passenger car, truck, and SUV emissions starting with the 2026 model year through 2035. The regulations are two-pronged. First, they amend the California Zero-emission Vehicle Regulation to require an increasing number of zero-emission vehicles, and rely on advanced vehicle technologies, including battery-electric, hydrogen fuel cell electric, and plug-in hybrid electric vehicles, to meet air quality and climate change emissions standards. Second, the regulations amend the California Low-emission Vehicle Regulations to include increasingly stringent standards for gasoline cars and heavier passenger trucks to continue to reduce smog-forming emissions while the sector transitions toward 100% electrification by 2035. As to the 2045 goal, it is currently uncertain how the N-79-20 Order may be ultimately implemented by various California regulatory agencies. In the event we do incur increased costs as a result of increased efforts to control GHG emissions through future adopted regulatory requirements, we may not be able to pass these costs to our customers. These future regulatory requirements also could adversely affect demand for the refined products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.

Environmental clean-up and remediation costs of our sites and environmental litigation, including related to climate change, could decrease our net cash flow, reduce our results of operations and impair our financial condition.
We may be subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own, lease, occupy or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in litigation or other proceedings related to the foregoing. If we were to be held responsible for damages in any such litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at our refineries. Currently, remediation projects for such contamination are underway in accordance with regulatory requirements at our refineries. In connection with the acquisitions of certain of our refineries and logistics assets, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain existing and potential remediation obligations. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flow. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our business, financial condition, results of operations and cash flow. See “Item 1. Business—Environmental, Health and Safety Matters” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Material Cash Requirements”.
We may also face liability arising from current or future claims alleging personal injury or property damage due to exposure to chemicals or other regulated materials, such as various perfluorinated compounds, including perfluorooctanoate, perfluorooctane sulfonate, perfluorohexane sulfonate, or other per-and polyfluoroalkyl substances (collectively, “PFAS”), asbestos, benzene, silica dust and petroleum hydrocarbons, at or from our facilities. We may also face liability for personal injury, property damage, natural resource damage or clean-up costs for the alleged migration of contamination from our properties. A significant increase in the number or success of these claims could materially adversely affect our business, financial condition, results of operations and cash flow. Recently, we have been voluntarily cooperating with various local, state and federal agencies in their review of the environmental and health effects of PFAS and additional PFAS-related laws may be developed at the local, state and federal level that could lead to our incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies or otherwise affect our business. Governmental inquiries or lawsuits involving PFAS could lead to our incurring liability for damages or other costs, civil or criminal proceedings, the imposition of fines and penalties, or other remedies, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our manufacturing facilities or otherwise. We may be subject to asserted or unasserted claims and governmental regulatory proceedings and inquiries related to the use of PFAS in a variety of jurisdictions.
Changes in law or interpretation of settled law and changes in policy, including with respect to climate change, other environmental regulations or regulations mandating efficiency standards or the use of alternative fuels or uncompetitive fuel components, could adversely affect our operations and results by increasing our cost of compliance, delaying or eliminating available business opportunities and/or preventing or limiting existing operations. Our operations also may give rise to federal, state or local government enforcement proceedings alleging non-compliance with applicable laws or regulations.

We operate in jurisdictions where very large and unpredictable punitive damage awards may occur in the context of litigation. Private plaintiffs may also initiate legal action against us for alleged environmental impacts. These parties may attempt to use the legal system to promote public policy agendas (including seeking to reduce the production and sale of hydrocarbon products through litigation targeting the company or other industry participants), gain political notoriety, or obtain monetary awards from the company. For example, in recent years, private litigation has been increasingly initiated against oil and gas companies by local and state agencies and private parties alleging climate change impacts arising from their operations and seeking damages and equitable relief. We have not had any climate change litigation initiated against us to date and we cannot reasonably predict whether any such litigation will be initiated against us or, if initiated, what the outcome would be. If any such litigation were to be initiated against us, at a minimum, we would incur legal and other expenses to defend such lawsuits, which amounts may be significant. If we failed to prevail in any such litigation and were required to pay significant damages and/or materially alter the manner in which we conduct our business, there could be a material adverse impact on our operations, financial condition or results of operations.
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
Record refining industry profits have raised the concern of public policy experts and federal and state policymakers, who have questioned whether these profits are justified, or whether they constituted a “windfall” to the industry and have proposed legislation that if enacted could adversely affect our profitability.
In 2022, record refining industry profits have raised the concern of many public policy experts and federal and state policymakers, who have questioned whether these profits were justified, or whether they constituted a “windfall” to the industry and have proposed legislation that if enacted could adversely affect our profitability. In particular, on December 5, 2022, the Governor of the State of California proposed a bill that would impose a penalty on oil refiners in the State of California based on what the State determines to be excessive profits. To the extent that such legislation is enacted in California or similar legislation is enacted in any of the other jurisdictions in which we operate our refineries, our business, results of operations, profitability and cash flows could be adversely impacted.
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
Our pending renewable diesel project may not commence operations when we expect, or at all, and, if completed, we may not be able to successfully integrate the renewable diesel project into our business, consummate the proposed joint venture transaction or realize the anticipated benefits of this investment.
The completion of the renewable business project is subject to the successful incorporation of certain existing idled assets at the Chalmette refinery, along with a newly-constructed pre-treatment unit to establish a 20,000 bpd renewable diesel production facility, with the goal of being in production in the first half of 2023. Concurrent with our activities to progress the project, we entered into a definitive agreement with Eni, to partner in a 50-50 joint venture, SBR, which will own the renewable diesel facility upon consummation of the transaction, and which is subject to customary closing conditions, including regulatory approvals. There can be no assurance that we will close the transaction or complete the renewable diesel project on the timeframe that we anticipate, or at all. Failure to complete the renewable diesel project or any delays in completing it could have an adverse impact on our future business and operations. In addition, we will have incurred significant capital and investment-related expenses without realizing the expected benefits.
Additionally, if the renewable diesel project is completed and/or the proposed joint venture transaction closes, we will have certain obligations and liabilities to the joint venture as the construction manager, operator and provider of services. Further, if the proposed joint venture transaction closes, SBR will be operated as a separate entity and we will not fully control its operations. There can be no assurance that we will realize the anticipated benefits and operating synergies of the renewable diesel facility or the joint venture. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from this investment may prove to be incorrect. This project involves risks, including:
•diversion of management time and attention from our existing business;
•reliance on our joint venture partner and their financial condition;
•risk that our joint venture partner does not always share our goals and objectives; and
•certain obligations that we have to fund capital expenditures relating to this project.

Enhanced scrutiny on ESG matters and developments related to climate change may negatively impact our business and our access to capital markets.
Enhanced scrutiny on ESG matters may impact our business as it relates to the use of refined products, climate change, increasing public expectations on companies to address climate change, and potential use of substitutes or replacements to our products may result in increased costs, reduced demand for our products, reduced profits, increased regulations and litigation, and adverse impacts on our access to capital markets. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform and advise their investment and voting decisions. Also, some stakeholders may advocate for divestment of fossil fuel investments and encourage lenders to limit funding to companies engaged in the manufacturing of refined products. Unfavorable ESG ratings and investment community divestment initiatives may lead to negative investor and public sentiment toward the Company and to the diversion of capital from our industry, which could have a negative impact on our access to, and costs of, capital. This scrutiny, coupled with changes in consumer behavior, attitudes and preferences with respect to the generation and consumption of energy and the use of fossil fuels, may continue to result in (a) the enactment of climate change related regulations, policies and initiatives, including alternative energy requirements, (b) further technological advances related to the generation, storage and consumption of energy through alternative methods such as wind and solar and (c) increased demand for and/or availability of non-fossil fuel energy sources and related consumer products such as electric vehicles and renewable power supplies. These developments may also lead to reduced demand for our products, a reduction in our revenue, higher costs and an overall decrease in our profitability.
Additionally, increased attention and scrutiny regarding climate change has resulted in increased investor attention and an increased risk of public and private litigation, which could increase our costs and/or otherwise negatively affect our operations and overall profitability, and cause the market price of our Class A common stock to decline.
Some of our competitors may have a competitive advantage by providing alternative energy sources or by owning their own retail sites.
We compete with other companies and industries that may provide alternative means to satisfy fuel and energy requirements to their customers or own their own retail network. The refining industry is highly competitive with respect to petroleum product capacity and feedstock supply. We compete with many companies for available supplies of crude oil and other feedstocks, and for third-party retail outlets for our refined petroleum products. Such companies that produce alternative energy sources or own their own retail sites may be better positioned to deal with changes in refining capacity, depressed refining margins or feedstock shortages.
We may be negatively affected by the rate of inflation and its impact on the global economy.
Current inflation within the economy has resulted in increased interest rates and capital costs, contributed to supply shortages, increased the cost of living and labor, and other related items. As a result of inflation, which may continue, we expect to encounter higher increases in the cost of feedstocks, labor, materials, and other inputs necessary in the refining of crude oil and other feedstocks. Although we may take actions to counteract the impacts of inflation, if these actions are not effective it could have a material adverse effect on our business, results of operations and financial condition. Additionally, higher future inflation or concerns of a recession could impact the demand for our products and services.

We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
    In the past, global financial markets and economic conditions have been, and may again be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and generally weak economic conditions. In addition, the fixed income markets could experience periods of extreme volatility that may negatively impact market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets could increase substantially at times while the availability of funds from those markets diminishes significantly. In particular, as a result of concerns about the stability of financial markets generally, which may be subject to unforeseen disruptions, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events could have a material adverse effect on our business, results of operations and financial condition.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and Russia’s military action in Ukraine starting in February 2022. Although the length and impact of the ongoing military conflict is highly unpredictable, the war in Ukraine has led to market disruptions, including significant volatility in the financial markets and the global macroeconomic and geopolitical environment. Furthermore, a protracted conflict between Ukraine and Russia, or any escalation of that conflict, may result in additional financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the UK, the EU, Canada and others, such as the recent EU ban on oil products from Russia effective February 5, 2023, which may have adverse impacts on the wider global economy and market conditions and could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations.
Any further political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy in areas or regions of the world where we acquire crude oil and other raw materials or sell our refined products may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be subject to United States trade and economic sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to our crude oil acquisition activities. Further, like other industrial companies, our facilities may be the target of terrorist activities or subject to catastrophic events such as natural disasters and pandemic illness. Any act of war, terrorism, or other catastrophic events that resulted in damage to, or otherwise disrupts the operating activities of, any of our refineries or third-party facilities upon which we are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.

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
Competition from companies that produce their own supply of feedstocks, have extensive retail outlets, make alternative fuels or have greater financial and other resources than we do could materially and adversely affect our business and results of operations.
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
Our forecasted internal rates of return are also based upon our projections of future market fundamentals, which are not within our control, including changes in general economic conditions, inflation, slow growth, recession, impact of new regulations, available alternative supply and customer demand. Any one or more of these factors could have a significant impact on our business. If we were unable to make up the delays associated with such factors or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, results of operations or cash flows.
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
Product liability and liability arising from our operations are significant risks. Substantial damage awards have been made in certain jurisdictions against manufacturers and resellers of petroleum products based upon claims for injuries and property damage caused by the use of or exposure to various products. Failure of our products to meet required specifications or claims that a product is inherently defective could result in product liability claims from third parties, including our shippers and customers, and also arise from contaminated or off-specification product in commingled pipelines and storage tanks and/or defective fuels. We may also be subject to personal injury claims arising from incidents that occur in connection with or relating to our operations. Product liability and personal injury claims against us could have a material adverse effect on our business, financial condition or results of operations.
Compliance with and changes in tax laws could adversely affect our performance.
We are subject to extensive tax liabilities, including federal, state, local and foreign taxes such as income, excise, sales/use, payroll, franchise, property, gross receipts, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations, such as the IRA, are continuously being enacted or proposed and could result in increased expenditures for tax liabilities in the future. These liabilities are subject to periodic audits by the respective taxing authorities, which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties. There can be no certainty that our federal, state, local or foreign taxes could be passed on to our customers.

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
Most hourly employees at our refineries are covered by collective bargaining agreements through the USW, the IOW and the IBEW. These agreements are scheduled to expire on various dates in 2024 through 2028 (See “Item 1. Business” - Employees). Future negotiations prior to the expiration of our collective agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
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
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2022, we have total debt of $1,470.1 million, excluding unamortized deferred debt issuance costs of $35.2 million, and we could incur additional borrowings under our asset-based revolving credit facility (the “Revolving Credit Facility”). We may incur additional indebtedness in the future including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2022 to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may make new investments or incur new liens.
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
We currently have notes outstanding with varying maturity dates beginning in 2025 and ending in 2028. Additionally, our Revolving Credit Facility has a maturity date in 2025. We can make no assurance that we will be able to refinance this agreement on acceptable terms prior to its maturity date. Market disruptions or other credit factors, such as rising inflation and higher interest rates, are expected to increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. Further, ESG concerns and other pressures on the oil and gas industry could lead to increased costs of financing or limit our access to the capital markets. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs significantly increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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
Our 2028 Senior Notes and 2025 Senior Notes are rated B1 by Moody’s, BB by S&P, and BB- by Fitch. Any adverse changes in our credit ratings may negatively impact the terms of credit we receive from our suppliers and require us to prepay or post collateral. Additionally, adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may increase our cost of borrowings or hinder our ability to raise financing in the capital markets or have an unfavorable impact on the credit terms we have with our suppliers, which could impair our ability to grow our business, increase our liquidity and make cash distributions to our members.
Restrictive covenants in our debt instruments, including the indentures governing our notes, may limit our ability to undertake certain types of transactions, which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.
Various covenants in our current and future debt instruments and other financing arrangements, including the indentures governing our notes, may restrict our and our subsidiaries’ financial flexibility in a number of ways. Our current indebtedness and the indentures that govern our notes subject us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, make distributions, or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of our debt instruments also require our subsidiaries to satisfy or maintain certain financial condition tests in certain circumstances. Our ability to meet these financial condition tests can be affected by events beyond our control and we may not meet such tests. In addition, a failure to comply with the provisions of our existing debt could result in an event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Events beyond our control, may affect our ability to comply with our covenants. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full.

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
PBF Energy has recognized, as of December 31, 2022, a liability for the Tax Receivable Agreement of $338.6 million. As PBF Energy records future taxable income, increases in its Tax Receivable Agreement liability may be necessary. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments. Moreover, future payments under the Tax Receivable Agreement will be based on the tax reporting positions that PBF Energy determines in accordance with the Tax Receivable Agreement. Neither PBF Energy nor any of its subsidiaries will be reimbursed for any payments previously made under the Tax Receivable Agreement if the IRS subsequently disallows part or all of the tax benefits that gave rise to such prior payments.

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
On April 17, 2019, we received a Notice of Violation (“NOV”) from the South Coast Air Quality Management District (“SCAQMD”) relating to Title V deviations alleged to have occurred in second half of 2018. In May 2022, the SCAQMD requested that we present a settlement proposal to resolve the NOV. On June 16, 2022, we presented a settlement offer of $456,820 to settle the NOV. On July 22, 2022, the SCAQMD presented a counter proposal of $1.2 million. On August 25, 2022, we presented a counter proposal of $736,845. On December 15, 2022, the SCAQMD accepted our counter proposal. The parties are currently drafting the settlement agreement.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the Court. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23, 2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the Court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. On October 29, 2021, we filed our opposition to this motion. On November 15, 2021, plaintiffs filed their reply. On February 8, 2022, the Court held a hearing on plaintiff’s Motion to Appoint Navarro as Class Representative but did not act on the motion. Instead, the Court ordered the parties to submit draft orders for the Court’s consideration. After considering the parties’ proposed orders, on July 5, 2022, the Court issued a final order ruling that Plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of Plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff and required the parties to meet and confer and propose a schedule for the remaining pretrial dates and a trial date. On July 19, 2022, Plaintiff filed a petition with the Ninth Circuit Court of Appeals seeking permission to appeal the District Court’s decertification order finding that Navarro is an inadequate class representative. Our answer to the petition was filed on July 29, 2022. On September 22, 2022, the Ninth Circuit issued an order denying Plaintiffs’ petition for permission to file an interlocutory appeal, confirming that the case will proceed with Navarro as the sole plaintiff. On September 27, 2022, the Plaintiff filed a schedule of pretrial and trial dates with a trial date of July 18, 2023, which was approved by the Court. On January 13, 2023, the Defendants filed a motion for judgment on the pleadings. On January 23, 2023, the Plaintiff filed its opposition to the Defendants’ motion. Defendants’ reply to Plaintiff’s opposition was filed on January 30, 2023. Defendants’ motion was scheduled to be heard by the Court on February 13, 2023. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed Plaintiff’s trespass claim with prejudice and granted Plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. Plaintiff can file and serve an amended complaint no later than March 25, 2023. Per the order, failure to file a complaint by that date will waive Plaintiff’s right to do so and the complaint will be dismissed with prejudice. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.
On September 7, 2021, MRC filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the BAAQMD requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of Rule 6-5 Amendment. MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act (“CEQA”) and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. On December 9, 2022, we filed a Motion To Augment/Correct The Administrative Record regarding various documents that the BAAQMD is currently withholding and do not plan to include in the administrative record. On December 30, 2022, the BAAQMD filed its opposition to our motion. On January 12, 2023, we filed our reply to the BAAQMD’s opposition. The hearing on our motion was held on February 2, 2023. At the hearing, although the Court partially denied our motion concerning documents where the BAAQMD asserted the attorney client privilege, the Court held that CEQA places a heavy burden on the BAAQMD in justifying withholding documents based on the deliberative privilege. At the Court’s request, the parties agreed to a process whereby they will jointly identify approximately 50 of the withheld/redacted documents for the Court to review, and the Court will rule on those documents. The parties will then apply the Court’s ruling to the remainder of the withheld documents. If there is still a dispute, the parties will bring the dispute back before the Court. The Court set the writ hearing for September 20, 2023. It is currently expected that the non-disputed portion of the Administrative Record will be lodged with the Court in early February 2023. If the Court ultimately grants our motion on the deliberative privilege, the Administrative Record will be augmented. We expect another mandatory settlement conference to be held in first quarter of 2023. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

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
As the ultimate outcomes of the pending matters discussed above are uncertain, we cannot currently estimate the final amount or timing of their resolution but any such amount is not expected to have a material impact on our financial position, results of operations, or cash flows, individually or in the aggregate.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
We are a privately-owned company with no established public trading market for our membership units.
Holders
At February 24, 2023, 100% of our outstanding membership interests were held by PBF LLC. PBF Finance had 100 shares of common stock outstanding, all of which were held by us. None of the membership interests are publicly-traded, and none were issued or sold in 2022.
Dividend and Distribution Policy
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make distributions; however, our ability to make distributions to PBF LLC is, and in the future may be, limited by covenants in our Revolving Credit Facility, the 2028 Senior Notes, the 2025 Senior Notes and other debt instruments. Subject to certain exceptions, the Revolving Credit Facility and the indentures governing the senior notes prohibit us from making distributions to PBF LLC if certain defaults exist. Our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.
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
We made $571.4 million in distributions to PBF LLC during the year ended December 31, 2022. In addition, during the year ended December 31, 2022 PBF LLC used $25.0 million to make non-tax distributions of $0.20 per unit to its members, of which $24.8 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $24.8 million to pay cash dividends of $0.20 per share of its Class A common stock on November 29, 2022. PBF LLC also made aggregate tax distributions to its members of $1,130.1 million, of which $1,121.8 million was made to PBF Energy. See “Item 1A. Risk Factors”.
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
In this Item 7, we discuss results for the years ended December 31, 2022 and 2021 and comparisons of the results for the years ended December 31, 2022 and 2021. Discussions of results for the year ended December 31, 2020 and comparisons of the results for the years ended December 31, 2021 and 2020 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2021.
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
•rate of inflation and its impacts on supply and demand, pricing, and supply chain disruption;
•the effects related to, or resulting from, Russia's military action in Ukraine, including the imposition of additional sanctions and export controls, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy and related commitments;
•our obligation to buy RINs and market risks related to the volatility in the price of RINs required to comply with the RFS and GHG emission credits required to comply with various GHG emission programs, such as AB 32;
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
•our ability to make acquisitions or investments, including in renewable diesel production, such as our proposed joint venture transaction with Eni, on any announced time frame or at all, and to realize the benefits from such acquisitions or investments;
•if our proposed joint venture transaction is consummated, our ability to successfully manage SBR's operations together with our joint venture partner;
•liabilities arising from recent acquisitions or investments, that are unforeseen or exceed our expectations;
•our expectations and timing with respect to our acquisition activity;
•adverse developments in our relationship with both our key employees and unionized employees;
•our indebtedness, including the impact of potential downgrades to our corporate credit rating and unsecured notes;
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
Executive Summary
Our business operations are conducted by our subsidiaries. We own and operate six domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 12.7 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Our six refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent one reportable segment.
Factors Affecting Comparability
Our results over the past three years have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Debt and Credit Facilities
Senior Notes
During the year ended December 31, 2022, we exercised our rights under the indenture governing the 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”) to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed was $69.9 million and was recorded as a Loss on extinguishment of debt in the Consolidated Statements of Operations.
During the year ended December 31, 2022, we made a number of open market repurchases of our 2028 Senior Notes and our 2025 Senior Notes that resulted in the extinguishment of $24.9 million in principal of the 2028 Senior Notes and $5.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $25.9 million and we recognized a $3.8 million gain on the extinguishment of this debt during the year ended December 31, 2022.
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

On December 21, 2020, we issued an additional $250.0 million in aggregate principal amount of the 2025 Senior Secured Notes. The net proceeds from this offering were approximately $245.7 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
On May 13, 2020, we issued $1.0 billion in aggregate principal amount of the 2025 Senior Secured Notes. The net proceeds from this offering were approximately $982.9 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds for general corporate purposes.
On February 14, 2020, we exercised our rights under the indenture governing the 7.00% senior notes due 2023 (the “2023 Senior Notes”) to redeem all of the outstanding 2023 Senior Notes at a price of 103.5% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2023 Senior Notes approximated $517.5 million plus accrued and unpaid interest. The difference between the carrying value of the 2023 Senior Notes on the date they were redeemed and the amount for which they were redeemed was $22.2 million and has been classified as Loss on extinguishment of debt in the Consolidated Statements of Operations for the year ending December 31, 2020.
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
PBF Holding Revolving Credit Facility
On May 25, 2022, we entered into an amendment of our existing Revolving Credit Agreement. Among other things, the Revolving Credit Agreement amended and extended the Revolving Credit Facility through January 2025 and increased the maximum commitment to $4.3 billion through May 2023 (currently set to adjust to $2.75 billion in May 2023 through January 2025). The amendments also redefine certain components of the Borrowing Base (as defined in the Revolving Credit Agreement) to reflect the existence of the two tranches, tranche A which is comprised of existing lenders who have not elected to extend and whose commitments retain the existing maturity date under the existing revolving credit agreement of May 2, 2023 (the “Tranche A Commitments”) and tranche B, which is comprised of existing and new lenders whose commitments have an extended maturity date of January 31, 2025 (the “Tranche B Commitments”). The Tranche A Commitments total $1.55 billion and the Tranche B Commitments total $2.75 billion. The amendments also include changes to incorporate the adoption of Secured Overnight Financing Rate (“SOFR”) as a replacement of the London Interbank Offering Rate (“LIBOR”), changes to joint lead arrangers, bookrunners, syndication agents and other titles, and other changes related to the foregoing. In addition, an accordion feature allows for additional Tranche B Commitments of up to an additional $500.0 million plus an amount equal to the Tranche A Commitments for existing Tranche A lenders.
During the year ended December 31, 2022 we made net repayments of $900.0 million on the Revolving Credit Facility, resulting in no outstanding borrowings as of December 31, 2022. There was $900.0 million of outstanding borrowings under the Revolving Credit Facility as of December 31, 2021 and December 31, 2020.
Catalyst Financing Obligations
During the year ended December 31, 2022 and December 31, 2021, we settled certain of our precious metals financing arrangements, resulting in reductions of debt of approximately $56.2 million and $31.7 million, respectively.
The volumes of the precious metal catalyst and the interest rates are fixed over the term of each financing arrangement. We are obligated to repurchase the precious metals catalyst at fair market value upon expiration of these leases. For all leases not renewed at maturity, we have the ability and intent to finance such debt through availability under our revolving credit facilities.

Refer to “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements, for further information.
Market Developments
The impact of the unprecedented global health and economic crisis sparked by the COVID-19 pandemic at the end of the quarter ended March 31, 2020, created a shock in oil demand resulting in an economic challenge to our industry which has not occurred since our formation. This resulted in significant demand reduction for our refined products and atypical volatility in oil commodity prices. The demand for these products started to recover in 2021 and continued to improve in 2022. Additionally, refining margins improved significantly in 2022 as a result of high demand and global supply disruption.
Torrance Land Sales
On December 30, 2020, we closed on a third-party sale of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $8.1 million in the fourth quarter of 2020, included within Gain on sale of assets in the Consolidated Statements of Operations.
East Coast Refining Reconfiguration
On December 31, 2020, we completed the East Coast Refining Reconfiguration. As part of the reconfiguration process, we temporarily idled certain of our major processing units at the Paulsboro refinery, resulting in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. In 2022, we restarted several of these idled processing units. Based on this reconfiguration and subsequent restart of several processing units, our East Coast throughput capacity currently approximates 335,000 barrels per day.
Turnaround Costs and Assets under Construction
In 2020, we accelerated the recognition of approximately $56.2 million of unamortized deferred turnaround amortization costs associated with these idled units. Additionally, we abandoned certain projects related to assets under construction related to these idled assets, resulting in an impairment charge of approximately $11.9 million in 2020.
Capital Project Abandonments
During 2020, in connection with our strategic initiative to address the COVID-19 pandemic, including our East Coast Refining Reconfiguration, we reassessed our refinery wide slate of capital projects that were either in process or not yet placed into service as of December 31, 2020. Based on this reassessment and our strategic plan to reduce capital expenditures, we decided to abandon various capital projects across the refining system, resulting in an impairment charge of approximately $79.9 million in 2020.
Severance Costs
Following the onset of the COVID-19 pandemic, in 2020 we implemented a number of cost reduction initiatives to strengthen our financial flexibility and rationalize overhead expenses, including workforce reduction. During the second quarter of 2020, we reduced headcount across our refineries, which resulted in approximately $12.9 million of severance related costs. Additionally, as a result of the East Coast Refining Reconfiguration, we incurred charges in the fourth quarter of 2020 of approximately $11.8 million of severance related expenses. These severance costs were included in general and administrative expenses.

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
Inventory Intermediation Agreement
On October 25, 2021, PBF Holding and its subsidiaries, the PBF Entities, entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the existing inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of the terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. On May 25, 2022, the PBF Entities entered into an amendment of the Third Inventory Intermediation Agreement to amend certain provisions thereof that related to and were impacted by amendments made on May 25, 2022 to the Revolving Credit Agreement.

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
Renewable Fuel Standard
We are subject to obligations to purchase RINs required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We incurred approximately $1,225.5 million in RINs costs during the year ended December 31, 2022 as compared to $726.0 million and $326.4 million during the years ended December 31, 2021 and 2020, respectively. The increases in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
Agreements with PBFX
PBFX, an indirect wholly-owned subsidiary of PBF Energy and PBF LLC, is a partnership that owns or leases, operates, develops and acquires crude oil, and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for us in support of certain of our refineries, as well as for third-party customers.
We have entered into a series of agreements with PBFX, including contribution, commercial and operational agreements. Each of these agreements and their impact to our operations is described in “Item 1. Business” and “Note 10 - Related Party Transactions” of our Notes to Consolidated Financial Statements.
A summary of our affiliate transactions with PBFX is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Reimbursements under affiliate agreements:
Services Agreement	$8.7	$8.7	$8.7
Omnibus Agreement	8.3	7.3	7.6
Total expenses under affiliate agreements	319.6	304.1	289.4

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
We continually monitor our market risk exposure for market developments which could introduce significant volatility in the financial markets.
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
Our operating cost structure is also important to our profitability. Major operating costs include costs relating to employees and contract labor, energy, maintenance and environmental compliance and emission control regulations, including the cost of RINs required for compliance with the Renewable Fuel Standard. The predominant variable cost is energy, in particular, the price of utilities, natural gas and electricity.
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
East Coast Refining System (Delaware City and Paulsboro Refineries). The benchmark refining margin for the East Coast Refining System is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. The East Coast Refining System has a product slate of approximately 39% gasoline, 37% distillate, 2% high-value Group I lubricants, 1% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (3% LPGs, 12% black oil and 6% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of East Coast refining revenues are generated off NYH-based market prices.
The East Coast Refining System’s realized gross margin on a per barrel basis is projected to differ from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:
•the system processes a slate of primarily medium and heavy sour crude oils, which has constituted approximately 60% to 75% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we have the capability to process a significant volume of light, sweet crude oil depending on market conditions. Our total throughput costs have historically priced at a discount to Dated Brent; and
•as a result of the heavy, sour crude slate processed at our East Coast Refining System, we produce lower value products including sulfur, carbon dioxide and petroleum coke. These products are priced at a significant discount to RBOB and ULSD.
•the Paulsboro refinery produces Group I lubricants which carry a premium sales price to RBOB and ULSD and the black oil is sold as asphalt which may be sold at a premium or discount to Dated Brent based on the market.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of CBOB and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 51% gasoline, 36% distillate, 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (5% LPGs, and 3% black oil). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
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

Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of LLS crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 44% gasoline and 36% distillate, 1% high-value petrochemicals with the remaining portion of the product slate comprised of lower-value products (7% black oil, 5% LPGs, 3% petroleum coke and 4% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
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
Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of ANS crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (“CARBOB”), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 56% gasoline and 27% distillate with the remaining portion of the product slate comprised of lower-value products (3% LPG, 3% black oil and 11% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
The Torrance refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (West Coast) 4-3-1 benchmark refining margin due to the following factors:
•the Torrance refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 70% to 90% of total throughput. The Torrance crude slate has the lowest API gravity (typically an API gravity of less than 20 degrees) of all of our refineries. The remaining throughput consists of other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Torrance, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and diesel.

Martinez Refinery. The benchmark refining margin for the Martinez refinery is calculated by assuming that three barrels of ANS crude oil are converted into two barrels of gasoline, one-quarter barrel of diesel and three-quarter barrel of jet fuel. We calculate this benchmark using the West Coast San Francisco market value of CARBOB, CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 3-2-1 benchmark refining margin. Our Martinez refinery has a product slate of approximately 54% gasoline and 35% distillate with the remaining portion of the product slate comprised of lower-value products (2% black oil petroleum coke, 4% LPG and 5% other). For this reason, we believe the ANS (West Coast) 3-2-1 is an appropriate benchmark industry refining margin. The majority of Martinez revenues are generated off West Coast San Francisco-based market prices.
The Martinez refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (West Coast) 4-3-1 benchmark refining margin due to the following factors:
•the Martinez refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 70% to 90% of total throughput. The remaining throughput consists of other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Martinez, we produce lower-value products including petroleum coke and sulfur. These products are priced at a significant discount to gasoline and CARB diesel.

Results of Operations
The following tables reflect our consolidated financial and operating highlights for the years ended December 31, 2022, 2021 and 2020 (amounts in millions, unless otherwise noted).

	Year Ended December 31,
	2022	2021	2020
Revenues	$46,780.6	$27,202.0	$15,045.0
Cost and expenses:
Cost of products and other	39,350.7	24,114.3	14,548.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,495.6	1,999.1	1,835.2
Depreciation and amortization expense	466.9	415.7	498.0
Cost of sales	42,313.2	26,529.1	16,881.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	438.5	226.4	229.0
Depreciation and amortization expense	7.5	13.3	11.3
Change in fair value of contingent consideration, net	48.1	29.4	(79.3)
Impairment expense	—	—	91.8
Loss (gain) on sale of assets	0.9	(0.2)	(477.8)
Total cost and expenses	42,808.2	26,798.0	16,656.4
Income (loss) from operations	3,972.4	404.0	(1,611.4)
Other income (expense):
Interest expense, net	(206.9)	(275.1)	(210.3)
Change in fair value of catalyst obligations	(2.0)	8.5	(11.8)
(Loss) gain on extinguishment of debt	(66.1)	79.9	(22.2)
Other non-service components of net periodic benefit cost	8.8	7.8	4.3
Income (loss) before income taxes	3,706.2	225.1	(1,851.4)
Income tax (benefit) expense	(2.7)	(14.0)	6.1
Net income (loss)	3,708.9	239.1	(1,857.5)
Less: net income (loss) attributable to noncontrolling interests	(1.4)	2.3	(0.3)
Net income (loss) attributable to PBF Holding Company LLC	$3,710.3	$236.8	$(1,857.2)
Consolidated gross margin	$4,467.4	$672.9	$(1,836.4)
Gross refining margin (1)	$7,429.9	$3,087.7	$496.8
 ——————————

(1)See Non-GAAP Financial Measures.

Operating Highlights

	Year Ended December 31,
	2022	2021	2020
Key Operating Information
Production (bpd in thousands)	937.1	852.2	737.1
Crude oil and feedstocks throughput (bpd in thousands)	925.1	834.5	727.7
Total crude oil and feedstocks throughput (millions of barrels)	337.7	304.6	266.3
Consolidated gross margin per barrel of throughput	$13.23	$2.22	$(6.90)
Gross refining margin, excluding special items, per barrel of throughput (1)	$22.00	$7.94	$3.23
Refinery operating expense, per barrel of throughput	$7.39	$6.56	$6.89

Crude and feedstocks (% of total throughput) (2)
Heavy	32%	34%	42%
Medium	36%	31%	26%
Light	18%	18%	17%
Other feedstocks and blends	14%	17%	15%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	47%	53%	51%
Distillates and distillate blendstocks	35%	30%	30%
Lubes	1%	1%	1%
Chemicals	1%	2%	1%
Other	17%	16%	18%
Total yield	101%	102%	101%
_________________
(1) See Non-GAAP Financial Measures.
(2) We define heavy crude oil as crude oil with an API gravity of less than 24 degrees. We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts, a division of The McGraw-Hill Companies.

	Year Ended December 31,
	2022	2021	2020
	(dollars per barrel, except as noted)
Dated Brent crude oil	$101.27	$70.89	$41.62
West Texas Intermediate (WTI) crude oil	$94.58	$68.10	$39.25
Light Louisiana Sweet (LLS) crude oil	$96.81	$69.59	$41.13
Alaska North Slope (ANS) crude oil	$98.76	$70.56	$42.20
Crack Spreads
Dated Brent (NYH) 2-1-1	$40.26	$16.84	$9.11
WTI (Chicago) 4-3-1	$31.56	$16.34	$6.30
LLS (Gulf Coast) 2-1-1	$37.56	$16.03	$7.59
ANS (West Coast-LA) 4-3-1	$41.64	$20.10	$11.30
ANS (West Coast-SF) 3-2-1	$41.89	$20.55	$9.99
Crude Oil Differentials
Dated Brent (foreign) less WTI	$6.68	$2.80	$2.37
Dated Brent less Maya (heavy, sour)	$13.95	$6.47	$5.37
Dated Brent less WTS (sour)	$6.98	$2.63	$2.33
Dated Brent less ASCI (sour)	$9.68	$3.90	$1.81
WTI less WCS (heavy, sour)	$21.30	$14.19	$10.72
WTI less Bakken (light, sweet)	$(4.05)	$(0.14)	$2.41
WTI less Syncrude (light, sweet)	$(3.04)	$2.25	$2.13
WTI less LLS (light, sweet)	$(2.22)	$(1.50)	$(1.88)
WTI less ANS (light, sweet)	$(4.17)	$(2.46)	$(2.95)
Natural gas (dollars per MMBTU)	$6.54	$3.73	$2.13

2022 Compared to 2021
Overview— Our net income was $3,708.9 million for the year ended December 31, 2022 compared to net income of $239.1 million for the year ended December 31, 2021.
Our results for the year ended December 31, 2022 were negatively impacted by special items consisting of a net loss on the extinguishment of debt mainly associated with the redemption of our 2025 Senior Secured Notes of $66.1 million and a net change in the fair value of the Martinez Contingent Consideration of $48.1 million. Our results for the year ended December 31, 2021 were positively impacted by special items consisting of a non-cash LCM inventory adjustment of approximately $669.6 million and a gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $79.9 million, offset by charges associated with the change in the fair value of the Martinez Contingent Consideration of $29.4 million.

Excluding the impact of these special items, when comparing our results to the year ended December 31, 2021, we experienced an increase in the demand for our refined products, evidenced by higher throughput volumes and barrels sold at all of our refineries, as well as overall stronger refining margins due to favorable movements in crack spreads and crude oil differentials. These improving metrics have positively impacted our revenues, gross margin and operating income.
Revenues— Revenues totaled $46.8 billion for the year ended December 31, 2022 compared to $27.2 billion for the year ended December 31, 2021, an increase of approximately $19.6 billion or 72.1%. Revenues per barrel sold were $123.12 and $80.64 for the years ended December 31, 2022 and 2021, respectively, an increase of 52.7% directly related to higher hydrocarbon commodity prices. For the year ended December 31, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 300,300 bpd, 148,500 bpd, 180,700 bpd and 295,600 bpd, respectively. For the year ended December 31, 2021, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 250,900 bpd, 134,100 bpd, 163,300 bpd and 286,200 bpd, respectively. For the year ended December 31, 2022, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 353,800 bpd, 158,200 bpd, 190,600 bpd and 338,400 bpd, respectively. For the year ended December 31, 2021, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 292,500 bpd, 142,600 bpd, 170,400 bpd and 318,700 bpd, respectively.
Overall average throughput rates were higher for the year ended December 31, 2022 compared to 2021. During the year ended December 31, 2021, we operated our refineries at reduced rates and periodically increased the throughput rates across our entire refining system to correlate with the gradual increases in demand experienced throughout the year. Overall average throughput in 2022 remained high as a result of sustained increases in demand and favorable market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $4,467.4 million for the year ended December 31, 2022, compared to $672.9 million for the year ended December 31, 2021, an increase of $3,794.5 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $7,429.9 million, or $22.00 per barrel of throughput, for the year ended December 31, 2022 compared to $3,087.7 million, or $10.14 per barrel of throughput, for the year ended December 31, 2021, an increase of approximately $4,342.2 million. Gross refining margin excluding special items totaled $7,429.9 million, or $22.00 per barrel of throughput, for the year ended December 31, 2022 compared to $2,418.1 million, or $7.94 per barrel of throughput, for the year ended December 31, 2021, an increase of $5,011.8 million.
During the year ended December 31, 2022, our margin calculations were not impacted by special items. Consolidated gross margin and gross refining margin increased due to favorable movements in certain crack spreads and crude oil differentials and higher throughput volumes and barrels sold at all of our refineries. For the year ended December 31, 2021, our margin calculations included a favorable special item related to a non-cash LCM inventory adjustment of approximately $669.6 million on a net basis resulting from the increase in crude oil and refined product prices from the year ended December 31, 2020 to the year ended December 31, 2021.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS costs were $1,225.5 million for the year ended December 31, 2022 compared to $726.0 million for the year ended December 31, 2021.
Average industry margins were favorable during the year ended December 31, 2022 compared to the prior year, primarily due to increased refining margins as a result of sustained demand and global supply disruptions.

Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $40.26 per barrel, or 139.1% higher, in the year ended December 31, 2022, as compared to $16.84 per barrel in the same period in 2021. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya differential, which increased by $7.48 per barrel, offset by weakened WTI/Bakken differential, which decreased by $3.91 per barrel compared to the same period in 2021. The WTI/WCS differential increased to $21.30 per barrel in 2022 compared to $14.19 per barrel in 2021, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $31.56 per barrel, or 93.1% higher, in the year ended December 31, 2022, as compared to $16.34 per barrel in the prior year. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a premium of $4.05 per barrel in the year ended December 31, 2022, as compared to a premium of $0.14 per barrel in the prior year. Additionally, the WTI/Syncrude differential averaged a premium of $3.04 per barrel for the year ended December 31, 2022 as compared to a discount of $2.25 per barrel in the prior year.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $37.56 per barrel, or 134.3% higher, in the year ended December 31, 2022 as compared to $16.03 per barrel in the prior year. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakening WTI/LLS differential, which averaged a premium of $2.22 per barrel for the year ended December 31, 2022 as compared to a premium of $1.50 per barrel in the prior year.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $41.64 per barrel, or 107.2% higher, in the year ended December 31, 2022 as compared to $20.10 per barrel in the prior year. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $41.89 per barrel, or 103.8% higher, in the year ended December 31, 2022 as compared to $20.55 per barrel in the prior year. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $4.17 per barrel for the year ended December 31, 2022 as compared to a premium of $2.46 per barrel in the prior year.
Operating Expenses— Operating expenses totaled $2,495.6 million, or $7.39 per barrel of throughput, for the year ended December 31, 2022 compared to $1,999.1 million, or $6.56 per barrel of throughput, for the year ended December 31, 2021, an increase of $496.5 million, or 24.8%. The increase in operating expenses was mainly attributable to increases in natural gas volumes and price across our refineries when compared to the prior year. Additionally, we experienced higher outside services, maintenance and operational costs due to increased production.
General and Administrative Expenses— General and administrative expenses totaled $438.5 million for the year ended December 31, 2022, compared to $226.4 million for the year ended December 31, 2021, an increase of $212.1 million or 93.7%. The increase in general and administrative expenses is primarily related to higher employee-related expenses, certain of which includes the recognition of incentive compensation. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $474.4 million for the year ended December 31, 2022 (including $466.9 million recorded within Cost of sales) compared to $429.0 million for the year ended December 31, 2021 (including $415.7 million recorded within Cost of sales), an increase of $45.4 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the end of the prior year.

Change in Fair Value of Contingent Consideration, net— Change in fair value of contingent consideration represented a loss of $48.1 million and a loss of $29.4 million for the years ended December 31, 2022 and December 31, 2021, respectively. These losses were primarily related to the changes in estimated fair value of the earn-out liability associated with the acquisition of the Martinez refinery, offset by the recognition of contingent assets associated with the acquisition.
Loss (Gain) on Sale of Assets— There was a loss of $0.9 million and a gain of $0.2 million for the year ended December 31, 2022 and December 31, 2021, respectively, related primarily to the sale of non-operating refinery assets.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $2.0 million for the year ended December 31, 2022, compared to a gain of $8.5 million for the year ended December 31, 2021. These losses and gains relate to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
(Loss) Gain on Extinguishment of Debt— We incurred a loss on extinguishment of debt of $66.1 million in the year ended December 31, 2022 related to the redemption of all of the outstanding 2025 Senior Secured Notes, slightly offset by a gain related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes. We incurred a gain on extinguishment of debt of $79.9 million in the year ended December 31, 2021 related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes.
Interest Expense, net— Interest expense totaled $206.9 million for the year ended December 31, 2022, compared to $275.1 million for the year ended December 31, 2021, a decrease of $68.2 million. This net decrease is mainly attributable to the redemption of the 2025 Senior Secured Notes during the third quarter of 2022, as well as lower outstanding balances on our Revolving Credit Facility. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Third Inventory Intermediation Agreement with J. Aron, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the years ended December 31, 2022 and 2021, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of our Chalmette refinery and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $2.7 million was recorded for the year ended December 31, 2022 in comparison to income tax benefit of $14.0 million recorded for the year ended December 31, 2021, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include gross refining margin excluding special items, and EBITDA excluding special items. Special items for the periods presented relate to LCM inventory adjustments, changes in fair value of contingent consideration, loss (gain) on extinguishment of debt, gain on sale of hydrogen plants, severance and reconfiguration costs, impairment expense, gains on land sales, charges associated with the early return of certain leased railcars, turnaround acceleration costs, and a LIFO inventory decrement. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Year Ended December 31,
	2022		2021		2020
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$46,780.6	$138.55	$27,202.0	$89.30	$15,045.0	$56.49
Less: Cost of sales	42,313.2	125.32	26,529.1	87.08	16,881.4	63.39
Consolidated gross margin	$4,467.4	$13.23	$672.9	$2.22	$(1,836.4)	$(6.90)
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$4,467.4	$13.23	$672.9	$2.22	$(1,836.4)	$(6.90)
Add: Refinery operating expense	2,495.6	7.39	1,999.1	6.56	1,835.2	6.89
Add: Refinery depreciation expense	466.9	1.38	415.7	1.36	498.0	1.87
Gross refining margin	$7,429.9	$22.00	$3,087.7	$10.14	$496.8	$1.86
Special Items: (1)
Add: Non-cash LCM inventory adjustment	—	—	(669.6)	(2.20)	268.0	1.01
Add: LIFO inventory decrement	—	—	—	—	83.0	0.31
Add: Early railcar return expense	—	—	—	—	12.5	0.05
Gross refining margin excluding special items	$7,429.9	$22.00	$2,418.1	$7.94	$860.3	$3.23
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, change in the fair value of catalyst obligations, gain on sale of hydrogen plants, the write down of inventory to the LCM, (gain) loss on extinguishment of debt related to refinancing activities, change in the fair value of contingent consideration and certain other non-cash items.
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Year Ended December 31,
	2022	2021	2020
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$3,708.9	$239.1	$(1,857.5)
Add: Depreciation and amortization expense	474.4	429.0	509.3
Add: Interest expense, net	206.9	275.1	210.3
Add: Income tax (benefit) expense	(2.7)	(14.0)	6.1
EBITDA	$4,387.5	$929.2	$(1,131.8)
Special Items: (1)
Add: Non-cash LCM inventory adjustment	—	(669.6)	268.0
Add: Change in fair value of contingent consideration, net	48.1	29.4	(79.3)
Add: Gain on sale of hydrogen plants	—	—	(471.1)
Add: Gain on land sales	—	—	(8.1)
Add: Impairment expense	—	—	91.8
Add: LIFO inventory decrement	—	—	83.0
Add: Severance and reconfiguration costs	—	—	30.0
Add: Early railcar return expense	—	—	12.5
Add: Loss (gain) on extinguishment of debt	66.1	(79.9)	22.2
EBITDA excluding special items	$4,501.7	$209.1	$(1,182.8)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$4,387.5	$929.2	$(1,131.8)
Add: Stock based compensation	44.1	30.3	29.3
Add: Change in fair value of catalyst obligations	2.0	(8.5)	11.8
Add: Non-cash LCM inventory adjustment (1)	—	(669.6)	268.0
Add: Change in fair value of contingent consideration, net (1)	48.1	29.4	(79.3)
Add: Gain on sale of hydrogen plants (1)	—	—	(471.1)
Add: Gain on land sales (1)	—	—	(8.1)
Add: Impairment expense (1)	—	—	91.8
Add: LIFO inventory decrement (1)	—	—	83.0
Add: Severance and reconfiguration costs (1)	—	—	30.0
Add: Early railcar return expense (1)	—	—	12.5
Add: Loss (gain) on extinguishment of debt (1)	66.1	(79.9)	22.2
Adjusted EBITDA	$4,547.8	$230.9	$(1,141.7)

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
The following table includes the LCM inventory reserve as of each date presented (in millions):

	2022	2021	2020
January 1,	$—	$669.6	$401.6
December 31,	—	—	669.6
The following table includes the corresponding impact of changes in the LCM inventory reserve on income (loss) from operations and net income (loss) for the periods presented (in millions):

	Year Ended December 31,
	2022	2021	2020
Net LCM inventory adjustment benefit (charge) in both income (loss) from operations and net income (loss)	$—	$669.6	$(268.0)
Change in Fair Value of Contingent Consideration, net - During the year ended December 31, 2022, we recorded a net change in fair value of contingent consideration related to changes in the estimated fair value of the earn-out liability associated with the acquisition of the Martinez refinery, offset by the recognition of contingent assets associated with the acquisition. These changes resulted in decreases to income from operations and net income by $48.1 million. During the year ended December 31, 2021, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration which decreased income from operations and net income by $29.4 million. During the year ended December 31, 2020, we recorded a change in fair value of the contingent consideration related to the Martinez Contingent Consideration which increased income from operations and net income by $79.3 million.
Gain on Sale of Hydrogen Plants - During the year ended December 31, 2020, we recorded a gain on the sale of five hydrogen plants. The gain increased income from operations and net income by $471.1 million. There were no such gains in the years ended December 31, 2022 and December 31, 2021.

Gain on Land Sales - During the year ended December 31, 2020, we recorded a gain on sale of one separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased income from operations and net income by $8.1 million during the year ended December 31, 2020. There were no such gains in the years ended December 31, 2022 and December 31, 2021.
Impairment Expense - During the year ended December 31, 2020, we recorded an impairment charge which decreased income from operations and net income by $91.8 million, resulting from the write-down of certain assets as a result of the East Coast Refining Reconfiguration and project abandonments. There were no such impairment charges during the years ended December 31, 2022 and December 31, 2021.
LIFO Inventory Decrement - As part of our overall reduction in throughput in 2020 and our reduction in inventory volume as of December 31, 2020, the Company recorded a charge to cost of products and other related to a LIFO inventory layer decrement. The majority of the decrement related to our East Coast LIFO inventory layer and the reduction to our East Coast inventory experienced as part of the East Coast Refining Reconfiguration. These charges decreased income from operations and net income by $83.0 million for the year ended December 31, 2020. Decrements recorded in the years ended December 31, 2022 and December 31, 2021 were not significant.
Turnaround Acceleration Costs - During the year ended December 31, 2020, we accelerated the recognition of turnaround amortization associated with units that were temporarily idled as part of the East Coast Refining Reconfiguration. These costs decreased income from operations and net income by $56.2 million. There were no such costs in the years ended December 31, 2022 and December 31, 2021.
Severance and Reconfiguration Costs - During the year ended December 31, 2020, we recorded severance charges related to reductions in our workforce which decreased income from operations and net income by $24.7 million. During the year ended December 31, 2020, we recorded reconfiguration charges related to the temporary idling of certain assets as part of our East Coast Refining System which decreased income from operations and net income by $5.3 million. There were no such costs in the years ended December 31, 2022 and December 31, 2021.
Early Return of Railcars - During the year ended December 31, 2020, we recognized certain expenses within Cost of sales associated with the voluntary early return of certain leased railcars which decreased income from operations and net income by $12.5 million. There were no such expenses recorded in the years ended December 31, 2022 and December 31, 2021.
Loss (Gain) on Extinguishment of Debt - During the year ended December 31, 2022, we recorded a loss on extinguishment of debt which decreased income before income taxes and net income by $66.1 million primarily related to the redemption of our 2025 Senior Secured Notes, partially offset by the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes. During the year ended December 31, 2021, we recorded a gain on extinguishment of debt related to the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes, which increased net income by $79.9 million. During the year ended December 31, 2020, we recorded debt extinguishment costs related to the redemption of the 2023 Senior Notes which decreased net income by $22.2 million.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facilities, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future distributions and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. As of December 31, 2022, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $4,696.2 million for the year ended December 31, 2022 compared to net cash provided by operating activities of $292.3 million for the year ended December 31, 2021. Our operating cash flows for the year ended December 31, 2022 included our net income of $3,708.9 million and net changes in operating assets and liabilities reflecting cash proceeds of $291.5 million, primarily driven by timing of payments for accrued expense. Change in accrued expenses is due primarily to an increase in renewable energy and emissions obligations, as a result of an increase in our unfunded RINs obligation as of December 31, 2022. Our overall increase in cash provided by operating activities also included depreciation and amortization of $495.6 million, loss on extinguishment of debt primarily related to the redemption of our 2025 Senior Secured Notes of $66.1 million, net change in the fair value of contingent consideration of $48.1 million, pension and other post-retirement benefit costs of $47.6 million, stock-based compensation of $44.1 million, change in the fair value of our catalyst obligations of $2.0 million, and loss on sale of assets of $0.9 million, partially offset by net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $5.4 million and deferred income taxes of $3.2 million.
Our operating cash flows for the year ended December 31, 2021 included our net income of $239.1 million, depreciation and amortization of $444.3 million, net changes in operating assets and liabilities reflecting cash proceeds of $279.5 million, primarily driven by accrued expenses due to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of December 31, 2021, pension and other post-retirement benefit costs of $50.8 million, stock-based compensation of $30.3 million, and change in the fair value of contingent consideration of $29.4 million, partially offset by a non-cash benefit of $669.6 million related to an LCM inventory adjustment, gain on extinguishment of debt related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $79.9 million, deferred income taxes of $14.5 million, change in the fair value of our catalyst obligations of $8.5 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $8.4 million, and gain on sale of assets of $0.2 million.

Net cash provided by operating activities was $292.3 million for the year ended December 31, 2021 compared to net cash used in operating activities of $820.0 million for the year ended December 31, 2020. Our operating cash flows for the year ended December 31, 2020 included our net loss of $1,857.5 million, gain on sale of assets of $477.8 million mainly related to the sale of the hydrogen plants and the sale of land at our Torrance refinery, net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $12.6 million, and change in the fair value of the Martinez Contingent Consideration of $79.3 million, partially offset by depreciation and amortization of $523.8 million, a non-cash charge of $268.0 million related to an LCM inventory adjustment, impairment expense of $91.8 million, pension and other post-retirement benefits costs of $55.7 million, stock-based compensation of $29.3 million, debt extinguishment costs related to the early redemption of our 2023 Senior Notes of $22.2 million, change in the fair value of our catalyst obligations of $11.8 million and deferred income taxes of $7.3 million. In addition, net changes in operating assets and liabilities reflected cash inflows of $597.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payable and collections of accounts receivable.
Cash Flows from Investing Activities
Net cash used in investing activities was $1,003.0 million for the year ended December 31, 2022 compared to $387.1 million for the year ended December 31, 2021. The net cash flows used in investing activities for the year ended December 31, 2022 was comprised of cash outflows of capital expenditures totaling $625.4 million, expenditures for refinery turnarounds of $311.6 million, and expenditures for other assets of $66.0 million. Net cash used in investing activities for the year ended December 31, 2021 was comprised of cash outflows of capital expenditures totaling $240.5 million, expenditures for refinery turnarounds of $117.7 million, and expenditures for other assets of $28.9 million.
Net cash used in investing activities was $387.1 million for the year ended December 31, 2021 compared to $1,014.2 million for the year ended December 31, 2020. Net cash used in investing activities for the year ended December 31, 2020 was comprised of cash outflows of $1,176.2 million used to fund the Martinez Acquisition, capital expenditures totaling $183.9 million, expenditures for refinery turnarounds of $188.1 million, and expenditures for other assets of $9.1 million, partially offset by proceeds from sale of assets of $543.1 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $2,845.0 million for the year ended December 31, 2022 compared to net cash used in financing activities of $169.6 million for the year ended December 31, 2021. For the year ended December 31, 2022, net cash used in financing activities consisted of the redemption of our 2025 Senior Secured Notes of $1,307.4 million, net repayments on the Revolving Credit Facility of $900.0 million, distributions to members of $571.4 million, net settlements of precious metal catalyst obligations of $56.2 million, deferred financing costs and other costs of $31.3 million, $25.9 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, and payments on finance leases of $11.3 million, partially offset by proceeds from contributions from PBF LLC of $56.4 million, and proceeds from insurance premium financing of $2.1 million. For the year ended December 31, 2021, net cash used in financing activities consisted of $146.8 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, net settlements of precious metal catalyst obligations of $31.7 million, payments on finance leases of $17.8 million, principal amortization payments on the $35.0 million term loan (the “PBF Rail Term Loan”) of $7.4 million, distributions to members of $3.4 million, partially offset by proceeds from contributions from PBF LLC of $37.0 million and deferred financing costs and other of $0.5 million.

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
Capitalization
Our capital structure was comprised of the following as of December 31, 2022 (in millions):

December 31, 2022
Debt: (1)
2028 Senior Notes	$801.6
2025 Senior Notes	664.5
Catalyst financing arrangements	4.0
Total debt	1,470.1
Unamortized deferred financing costs	(35.2)
Total debt, net of unamortized deferred financing costs and premium	1,434.9
Total Equity	5,617.1
Total Capitalization (2)	$7,052.0
____________________________

(1) Refer to “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(2) Total Capitalization refers to the sum of debt plus total equity.

2022 Debt Related Transactions
During the year ended December 31, 2022, we exercised our rights under the indenture governing the 2025 Senior Secured Notes to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed was $69.9 million and was recorded as a loss on extinguishment of debt in the Consolidated Statements of Operations.
In addition, we made a number of open market repurchases of our 2028 Senior Notes and 2025 Senior Notes that resulted in the extinguishment of $24.9 million in principal of the 2028 Senior Notes and $5.0 million in principal of the 2025 Senior Notes. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, totaled $25.9 million and we recognized a $3.8 million gain on this extinguishment of debt during the year ended December 31, 2022.

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
During 2022, we also settled certain of our precious metals financing arrangements, resulting in a reduction of debt of approximately $56.2 million.
Revolving Credit Facilities Overview
One of our primary sources of liquidity are borrowings available under our Revolving Credit Facility, which had the following available capacity at December 31, 2022 (in millions):

	Total Commitment	Amount Borrowed as of December 31, 2022	Outstanding Letters of Credit	Borrowing Base Availability	Expiration Date
Revolving Credit Facility (a)	$4,300.0	$—	$576.1	$4,300.0	January 2025
___________________________
(a)    The amount available for borrowings and letters of credit under the Revolving Credit Facility is calculated according to a “borrowing base” formula based on (i) 90% of the book value of Eligible Accounts with respect to investment grade obligors plus (ii) 85% of the book value of Eligible Accounts with respect to non-investment grade obligors plus (iii) 80% of the cost of Eligible Hydrocarbon Inventory plus (iv) 100% of Cash and Cash Equivalents in deposit accounts subject to a control agreement, in each case as defined in the Revolving Credit Agreement. The borrowing base is subject to customary reserves and eligibility criteria and in any event cannot exceed $4.3 billion.
Additional Information on Indebtedness
Our debt, including our Revolving Credit Facility and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. We are in compliance as of December 31, 2022 with all covenants, including financial covenants, in all of our debt agreements. For further discussion of our indebtedness and these covenants and restrictions, see “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.
Liquidity
As of December 31, 2022, our operational liquidity was more than $4.9 billion (more than $2.4 billion as of December 31, 2021), which consists of $2.1 billion of cash and more than $2.8 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
We are actively monitoring the ongoing volatility in the global oil markets and we continue to adjust our operational plans to the evolving market conditions.

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
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2022, to the extent that any of our activities triggered these covenants, there are no assurances that conditions could not change significantly, and that such changes could adversely impact our ability to meet some of these incurrence covenants at the time that we needed to. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we make new investments, repurchase our outstanding debt or incur new liens.
Working Capital
Working capital at December 31, 2022 was approximately $1,715.3 million, consisting of $6,494.5 million in total current assets and $4,779.2 million in total current liabilities. Working capital at December 31, 2021 was $1,266.5 million, consisting of $5,158.6 million in total current assets and $3,892.1 million in total current liabilities.
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

Inventory Intermediation Agreement
On October 25, 2021, we and the PBF Entities, entered into the Third Inventory Intermediation Agreement with J. Aron, pursuant to which the terms of the previous inventory intermediation agreements were amended and restated in their entirety, including, among other things pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. If not extended or replaced, at expiration, we will be required to repurchase the inventories outstanding under the Third Inventory Intermediation Agreement at that time. On May 25, 2022, the PBF Entities entered into an amendment of the Third Inventory Intermediation Agreement to amend certain provisions thereof that related to and were impacted by amendments made on May 25, 2022 to the Revolving Credit Agreement. We intend to either extend or replace the Third Inventory Intermediation Agreement prior to its expiration.
At December 31, 2022, the LIFO value of the J. Aron Products included within Inventories in our Consolidated Balance Sheets was $181.8 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Capital Spending
Capital spending was $1,003.0 million for the year ended December 31, 2022 and was primarily comprised of annual maintenance and turnaround costs at our Delaware City, Chalmette, Torrance and Martinez refineries in addition to spending related to our Renewable Diesel Project for a renewable fuels production facility co-located at our Chalmette refinery. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries. Excluding capital expenditures related to our Renewable Diesel Project, we currently expect to spend an aggregate of approximately $700.0 million to $750.0 million during 2023 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
During the fourth quarter of 2022, we invested approximately $140 million in capital related to our Renewable Diesel Project. We currently anticipate remaining capital expenditures to complete the project to range from $200.0 million to $250.0 million in 2023 with the goal of commencing production in the first half of 2023.
Material Cash Requirements
Our material cash requirements include the following known contractual and other obligations as of December 31, 2022 that are expected to be paid within the next year and thereafter (in millions).

	Payments Due by Period
	Short-Term	Long-Term	Total
Credit facilities and debt (a)	$4.0	$1,466.1	$1,470.1
Interest payments on credit facilities and debt	97.2	295.4	392.6
Leases and other rental-related commitments (b)	411.1	2,331.0	2,742.1
Purchase obligations (c)	9,006.3	8,300.5	17,306.8
Minimum volume commitments with PBFX (d)	100.2	186.7	286.9
Construction obligations	166.0	—	166.0
Environmental obligations (e)	13.9	149.0	162.9
Pension and post-retirement obligations (f)	26.5	300.4	326.9
Martinez Contingent Consideration (g)	100.0	73.7	173.7
Total material cash requirements	$9,925.2	$13,102.8	$23,028.0

(a) Credit facilities and debt
Credit facilities and debt represent (i) the repayment of indebtedness incurred in connection with the 2025 Senior Notes and 2028 Senior Notes; and (ii) the repayment of our catalyst financing obligations on their maturity dates. With the exception of our catalyst financing obligations, we have no debt maturing before 2024.
Refer to “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(b) Leases and other rental-related commitments
Operating and Finance lease obligations include options to extend terms that are reasonably certain of being exercised. We have entered into certain agreements for the supply of hydrogen that contain both lease and non-lease components. The table above also includes such non-lease components of these agreements. See “Note 12 - Leases” of our Notes to Consolidated Financial Statements for further details and disclosures regarding our operating and finance lease obligations.
We also enter into contractual obligations with third parties for the right to use property for locating pipelines and accessing certain of our assets (also referred to as land easements) in the normal course of business. Our obligations regarding such land easements are included within Leases and other rental-related commitments in the table above.
(c) Purchase obligations
Purchase obligations include commitments to purchase crude oil from certain counterparties under supply agreements, contracts for the transportation of crude oil and supply of hydrogen, nitrogen, oxygen, chemicals, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, contracts for pipeline capacity, and forward purchase commitments to acquire AB 32, RINs or LCFS credits from third parties. Additionally, we have obligations to repurchase the J. Aron Products under the Third Inventory Intermediation Agreement with J. Aron as further explained in “Note 2 - Summary of Significant Accounting Policies”, “Note 4 - Inventories” and “Note 7 - Accrued Expenses” of our Notes to Consolidated Financial Statements.
The amounts included in this table exclude our crude supply agreement with PDVSA. We have not sourced crude oil under this agreement since the third quarter of 2017 as PDVSA has suspended deliveries due to the parties inability to agree to mutually acceptable payment terms and because of U.S. government sanctions against PDVSA.
(d) Minimum volume commitments with PBFX
We have minimum obligations under our commercial agreements entered into with PBFX. Refer to “Note 10 - Related Party Transactions” and “Note 11 - Commitments and Contingencies” of our Notes to the Consolidated Financial Statements for a detailed explanation of each of these agreements and quantification of minimum amounts due in subsequent periods, respectively.
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

(e) Environmental obligations
In connection with certain of our refinery acquisitions, we have assumed certain environmental remediation obligations to address matters that were outstanding at the time of such acquisitions. In addition, in connection with most of these acquisitions, we have purchased environmental insurance policies to insure against unknown environmental liabilities at each site. The obligations in the table above reflect our undiscounted best estimate in cost and tenure to remediate our outstanding obligations and are further discussed in “Note 11 - Commitments and Contingencies” of our Notes to Consolidated Financial Statements.
(f) Pension and post-retirement obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained in “Note 15 - Employee Benefit Plans” of our Notes to Consolidated Financial Statements.
(g) Martinez Contingent Consideration
Contingent consideration includes our obligations to pay certain contractual earn-outs entered into as part of the acquisition. Our earn-out obligation related to the Martinez Acquisition includes the estimated undiscounted contingent consideration amounts payable to Shell Oil Products related to annual refinery earnings in 2022 and 2023.
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
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method. In addition, the use of the LIFO inventory method may result in increases or decreases to cost of sales in years that inventory volumes decline as the result of charging cost of sales with LIFO inventory costs generated in prior periods. At December 31, 2022 and December 31, 2021 the replacement value of inventories exceeded the LIFO carrying value. The LCM or market inventory valuation reserve, or a portion thereof, is subject to reversal as a reduction to cost of products sold in subsequent periods as inventories giving rise to the reserve are sold, and a new reserve is established. Such a reduction to cost of products sold could be significant if inventory values return to historical cost price levels. Additionally, further decreases in overall inventory values could result in additional charges to cost of products sold should the LCM or market inventory valuation reserve be increased.

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
Derivative accounting is complex and requires management judgment in the following respects: identification of derivatives and embedded derivatives; determination of the fair value of derivatives; identification of hedge relationships; assessment and measurement of hedge ineffectiveness; and election and designation of the normal purchases and sales exemption. All of these judgments, depending upon their timing and effect, can have a significant impact on earnings.
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

Supplemental Guarantor Financial Information
As of December 31, 2022, PBF Services, DCR, PBF Power, PRC, Toledo Refining, Chalmette Refining, PBF Western Region, Torrance Refining, MRC, PBF International Inc. and PBF Investments are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2025 Senior Notes and 2028 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated May 30, 2017 and January 24, 2020, among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd., PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins, T&M, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2025 Senior Notes and 2028 Senior Notes. The 2025 Senior Notes and 2028 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.
The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	December 31, 2022	December 31, 2021
ASSETS
Current Assets (1)	$6,252.0	$4,840.0
Non-Current Assets	6,283.0	5,754.0
Due from non-guarantor subsidiaries	19,487.0	16,211.0
LIABILITIES AND EQUITY
Current liabilities (1)	$4,569.0	$3,645.0
Long-term liabilities	2,634.0	4,862.0
Due to non-guarantor subsidiaries	19,394.0	16,100.0

(1) Includes $6.3 million and $38.2 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX as of December 31, 2022. Includes $4.1 million and $61.7 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX as of December 31, 2021. Refer to “Note 10 - Related Party Transactions” of the Notes to Consolidated Financial Statements for further disclosures.

Summarized Statements of Operations (in millions)	December 31, 2022	December 31, 2021
Revenues	$46,402.4	$26,836.9
Cost of sales	38,788.0	23,940.0
Gross margin	7,614.4	2,896.9
Income from operations	7,118.7	2,631.5

Net income	6,832.0	2,400.2
Net income attributable to PBF Holding Company LLC	$6,833.4	$2,397.9

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$3,218.6	$2,237.8
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	95.7	76.7
Affiliate revenues related to transactions with PBFX (1)	17.0	16.0
Affiliate expenses related to transactions with PBFX (1)	319.6	304.1
(1) Refer to “Note 10 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

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
At December 31, 2022 and December 31, 2021, we had gross open commodity derivative contracts representing 30.1 million barrels and 42.1 million barrels, respectively, with an unrealized net gain of $13.9 million and unrealized net loss of $12.0 million, respectively. The open commodity derivative contracts as of December 31, 2022 expire at various times during 2023.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 32.8 million barrels and 30.2 million barrels at December 31, 2022 and December 31, 2021, respectively. The average cost of our hydrocarbon inventories was approximately $80.04 and $78.29 per barrel on a LIFO basis at December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 and December 31, 2021, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of between 75 million and 95 million MMBTUs of natural gas amongst our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $75.0 million to $95.0 million.

Compliance Program Price Risk
We are exposed to market risks related to our obligations to buy and the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which includes RINs, required to comply with the RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of the market risk relating to our obligations on our results of operations and cash flows, we may elect to purchase RINs or other environmental credits as part of our liability management strategy.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $4.3 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR Rate plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At December 31, 2022, we had no outstanding balance in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $25.6 million annually.
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
Concentration Risk
For the years ended December 31, 2022 and December 31, 2021, only one customer, Shell, accounted for 10% or more of our revenues (approximately 14% and 15%, respectively).
As of December 31, 2022 and December 31, 2021, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 19% and 26%, respectively).
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2022, the Company’s internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as permitted by Item 308(b) of Regulation S-K for non-accelerated filers.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Explanatory Note:
We are a limited liability company wholly-owned and controlled by PBF LLC. PBF Energy is the sole managing member of PBF LLC. Our directors and executive officers are the executive officers of PBF Energy. The compensation paid to these executive officers is for services provided to both entities (i.e., they are not separately compensated for their services as an officer or director of PBF Holding). PBF Holding does not file a proxy statement. If the information were required it would be identical (other than as expressly set forth below) to the information contained in Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K of PBF Energy that will appear in the Proxy Statement of PBF Energy furnished to its stockholders in connection with its 2023 Annual Meeting. Such information is incorporated by reference in this Annual Report on Form 10-K.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Directors and Executive Officers
The following is a list of our directors and executive officers as of March 3, 2023:

Name	Age (as of December 31, 2022)	Position
Thomas J. Nimbley	71	Chief Executive Officer
Matthew C. Lucey	49	President
Karen B. Davis	66	Chief Financial Officer
Paul Davis	60	Senior Vice President, Supply, Trading and Optimization
Thomas O’Connor	50	Senior Vice President, Commodity Risk and Strategy
Trecia Canty	53	Senior Vice President, General Counsel & Corporate Secretary
Steven Steach	66	Senior Vice President, Refining
Wendy Ho Tai	56	Senior Vice President, Human Resources
Jim Fedena	58	Senior Vice President, Logistics, Renewable Fuels, and Strategic Assets
Messrs. Nimbley and Lucey and Ms. Canty serve as the sole directors of PBF Holding and PBF Finance. We believe that each of their experience as executive officers of PBF Holding make them qualified to serve as its directors.
Thomas J. Nimbley has served as our and PBF Energy’s Chief Executive Officer since June 2010 and was Executive Vice President, Chief Operating Officer from March 2010 through June 2010. In his capacity as our Chief Executive Officer, Mr. Nimbley also serves as a director and the Chief Executive Officer of certain of our subsidiaries and our affiliates, including PBFX GP. Prior to joining us, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company (“Phillips”) and subsequently Senior Vice President and head of Refining for ConocoPhillips (“ConocoPhillips”) domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco Corporation (“Tosco”) in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.

Matthew C. Lucey has served as our and PBF Energy’s President since January 2015 and was our Executive Vice President from April 2014 to December 2014. Mr. Lucey served as our Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as our Vice President, Finance in April 2008. Mr. Lucey is also a director of certain of PBF Energy’s subsidiaries, including PBFX GP. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
Karen B. Davis has served as our Chief Financial Officer since January 1, 2023. Ms. Davis previously served as Executive Vice President and Chief Financial Officer of Western Refining, Inc. and its affiliated entities, Western Refining Logistics LP and Northern Tier Energy, LP through May 2017. During her career, she has served in various chief financial officer and financial reporting officer positions with various public and private companies throughout the United States. Ms. Davis served as an independent director of PBF Energy from January 1, 2020 to December 31, 2022 and the Chairperson of the Audit Committee from October 1, 2020 to December 31, 2022. From 2017 through 2019, she served as an independent director of PBFX GP, where she was a member of the Audit and the Conflicts Committees.
Paul Davis has served as our Senior Vice President, Supply, Trading and Optimization since April 2022. He previously served as PBF Energy’s President, PBF Western Region from September 2017 to April 2022. Mr. Davis joined us in April 2012 and held various executive roles in our commercial operations, including Co-Head of Commercial, prior to serving as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined products, as well as optimization roles within refineries.
Thomas O’Connor has served as our and PBF Energy Senior Vice President, Commodity Risk and Strategy since April 2022. He previously served as PBF Energy Senior Vice President, Commercial from September 2015 to April 2022. Mr. O’Connor joined us and PBF Energy as Senior Vice President in September 2014 with responsibility for business development and growing the business of PBFX, and from January to September 2015, served as our Co-Head of commercial activities. Prior to joining us, Mr. O’Connor worked at Morgan Stanley since 2000 in various positions, most recently as a Managing Director and Global Head of Crude Oil Trading and Global Co-Head of Oil Flow Trading. Prior to joining Morgan Stanley, Mr. O’Connor worked for Tosco from 1995 to 2000 in the Atlantic Basin Fuel Oil and Feedstocks group.
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
Wendy Ho Tai has served as our Senior Vice President, Human Resources since April 2022. She previously served as Vice President, Human Resources from March 2015 to April 2022 and as Senior Director, Compensation and Benefits from October 2010 to February 2015. In her tenure, Ms. Ho Tai has established the PBF benefit plans, implemented the HR information system and assisted in the integration of the employees of all acquisitions. Previously, Ms. Ho Tai held human resources management positions with Petro, Inc. and MarketSmart Interactive.
Jim Fedena has served as our Senior Vice President, Logistics, Renewable Fuels, and Strategic Assets since April 2022. He previously served as a Senior Vice President of Health, Safety and Environment from June 2010 to January 2013. From June 2010 through February 2011, he also served as the Delaware City refinery Manager during the reactivation period and, from January 2013 to April 2022, he served as Senior Vice President – Logistics, including for PBFX. Prior to joining PBF Energy he served as managing partner for PJF Associates providing consulting services for private equity firms on refining acquisitions in North America and Europe. Mr. Fedena has over 30 years of oil industry experience in refining, pipelines, and terminal operations. He also served in various positions with Premcor, ConocoPhillips, Phillips, Tosco and Coastal with responsibility for health, safety and environmental programs.
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
Additional information required by this Item will be contained in PBF Energy’s 2023 Proxy Statement, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors of PBF Holding Company LLC
Directors of PBF Holding receive no separate compensation for service on the board of directors or committees thereof.
Additional information required under this Item will be contained in PBF Energy’s 2023 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of December 31, 2022, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. Refer to “Note 13 - Equity Structure” of our Notes to Consolidated Financial Statements.
The stockholders of PBF Energy may be deemed to beneficially own an interest in our membership interests by virtue of their beneficial ownership of shares of Class A common stock of PBF Energy. PBF Energy reports separately on the beneficial ownership of its officers, directors and significant stockholders. For additional information, we refer you to PBF Energy’s 2023 Proxy Statement, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to “Note 10 - Related Party Transactions” of our Notes to Consolidated Financial Statements.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Deloitte & Touche LLP (PCAOB ID No. 34) (“Deloitte”) is our independent registered public accounting firm. Our audit fees are determined as part of the overall audit fees for PBF Energy and are approved by the audit committee of the board of directors of PBF Energy. PBF Energy reports separately on the fees and services of its principal accountants. For additional information, we refer you to PBF Energy’s 2023 Proxy Statement, which is incorporated herein by reference.
The following table presents fees incurred for the years ended December 31, 2022 and 2021 for professional services performed by Deloitte.

(in thousands)	2022	2021
Audit Fees (1)	$4,122.0	$3,918.1
Audit-related Fees (2)	115.0	40.0
Tax Fees (3)	110.4	57.8
Total Fees	$4,347.4	$4,015.9

(1) Represents the aggregate fees for professional services rendered by Deloitte in connection with its audits of PBF Holding and its indirect parent, PBF Energy’s consolidated financial statements, including the audits of internal control over financial reporting of PBF Energy and related accounting consultation services provided to support the performance of such audits. Fees, and related expenses, are for services performed in connection with the audit of our fiscal years ended December 31, 2022 and 2021 financial statements regardless of when incurred.

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
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

3.1	Certificate of Formation of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.1 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 dated January 14, 2013 (Registration No. 333-186007)).

3.2	Limited Liability Company Agreement of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.2 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

3.3	Certificate of Incorporation of PBF Finance Corporation (Incorporated by reference to Exhibit 3.3 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

3.4	Bylaws of PBF Finance Corporation (Incorporated by reference to Exhibit 3.4 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

4.1	Indenture dated as of May 30, 2017, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 7.25% Senior Note (included as Exhibit A) (incorporated by reference to Exhibit 4.1 of PBF Energy Inc’s Current Report on Form 8-K (File No. 001-35764) filed on May 30, 2017).

4.2	Indenture dated as of January 24, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 6.00% Senior Notes due 2028 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.3	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (6.00% Senior Notes due 2028) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

4.4	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (7.25% Senior Notes due 2025) (incorporated by reference to Exhibit 4.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.1**	Form of 2023-2025 Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 12, 2022 (File No. 001-35764)).

10.2**	Form of 2023-2025 Performance Unit Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 12, 2022 (File No. 001-35764)).

10.3**	Form of PBF Energy Inc. Performance Share Unit Award Agreement (2022-2024 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 with PBF Energy Inc.’s Current Report on Form 8-K dated November 24, 2021 (File No. 001-35764)).

10.4**	Form of PBF Energy Inc. Performance Unit Award Agreement (2022-2024 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 with PBF Energy Inc.’s Current Report on Form 8-K dated November 24, 2021 (File No. 001-35764)).

10.5**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 22, 2016 (File No. 001-35764)).

10.6**	PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764)).

10.7**	Amendment No. 1 to PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2022 (File No. 001-35764)).

10.8**	Form of PBF Energy Non-Qualified Stock Option Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.9**	Form of PBF Energy Non-Qualified Stock Option Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.10**	Form of PBF Energy Performance Share Unit Award Agreement (2021-2023) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.11**	Form of PBF Energy Performance Unit Award Agreement (2021-2023) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.12**	Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.13**	Form of Amended and Restated Restricted Stock Agreement for non-employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.14**	Form of Amended and Restated Restricted Stock Agreement for employees under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.15**	Form of PBF Energy Amended and Restated 2017 Equity Incentive Plan, as Amended Restricted Stock Agreement for Employee (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.16**	Form of Amended and Restated 2017 Equity Incentive Plan Performance Share Unit Award Agreement for the 2023-2025 Performance Cycle (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.17**	Form of Amended and Restated 2017 Equity Incentive Plan Performance Unit Award Agreement for the 2023-2025 Performance Cycle (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.18	Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2018 (File No. 001-35764)).

10.19	Amendment dated as of February 18, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764)).

10.20	Second Amendment dated as of May 7, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018, as amended (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2020 (File No. 001-35764)).

10.21†	Third Amendment to Senior Secured Revolving Credit Agreement, dated May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 27, 2022 (File No. 001-35764)).

10.22†	Third Amended and Restated Inventory Intermediation Agreement dated as of October 25, 2021, among J. Aron & Company, LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining, L.L.C. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 28, 2021 (File No. 001-35764)).

10.23†	First Amendment to the Third Amended and Restated Inventory Intermediation Agreement dated as of October 25, 2021, among J. Aron & Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Chalmette Refining, L.L.C (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 27, 2022 (File No. 001-35764)).

10.24	Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2018 (File No. 001-35764)).

10.25	Second Amendment dated as of May 7, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018, as amended (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 7, 2020 (File No. 001-35764)).

10.26	Amendment dated as of February 18, 2020 to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.27†	Third Amended and Restated Inventory Intermediation Agreement dated as of October 25, 2021, among J. Aron & Company, LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining, L.L.C. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 28, 2021 (File No. 001-35764)).

10.28	Joinder Agreement to the ABL Security Agreement dated as of February 1, 2020, among Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.29	Joinder Agreement to the Credit Agreement dated as of February 1, 2020, among PBF Holding Company LLC, the Guarantors named on the signature pages thereto including Martinez Refining Company LLC, Martinez Terminal Company LLC and Bank of America, N.A., as Administrative Agent to Senior Secured Revolving Credit Agreement dated as of May 2, 2018 (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.30*/**	Employment Agreement dated as of September 29, 2015 between PBF Investments LLC and Trecia M. Canty (incorporated by reference to Exhibit 10.36 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 16, 2023 (File No. 001-35764)).

10.31**	Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764)).

10.32**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.33**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.34**	Letter Agreement between C. Erik Young and PBF Investments LLC dated November 29, 2022 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 29, 2022 (File No. 001-35764)).

10.35**	Letter Agreement dated as of December 7, 2022 between Karen B. Davis and PBF Energy Inc. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.36**	Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

10.37**	Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764)).

21.1*	Subsidiaries of PBF Holding Company LLC.

22.1*	List of Guarantor Subsidiaries.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).
 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

†	Portions of the exhibits have been omitted because (i) the registrant customarily and actually treats that information as private or confidential and (ii) the omitted information is not material.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF HOLDING COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To PBF Energy Inc., the Managing Member of PBF Holding Company LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Holding Company LLC and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Accounting Policy and Estimate – Impairment Assessment of Long-Lived Assets and Definite-Lived Intangibles – refer to Note 2 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company evaluates long-lived assets for impairment on a continual basis and reassesses the reasonableness of their related useful lives whenever events or changes in circumstances warrant assessment. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations, or a determination that it is more likely than not that the carrying amount of an asset or an asset group may not be recoverable, will be sold or retired before its estimated useful life. During 2022, increasing environmental regulation was assessed as a possible triggering event as it relates specifically to our refineries located in California. These possible triggering events of impairment may impact the Company’s assumptions related to future throughput levels, future operating revenues, expenses and gross margin, levels of anticipated capital expenditures, asset retirement obligations and remaining useful life. Changes in these assumptions could have a significant impact on the carrying amount of long- lived assets. For the year ended December 31, 2022, no impairment loss related to long-lived assets has been recognized.
We identified the determination of possible triggering events for long-lived assets as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of long-lived assets may not be recoverable. This required a high degree of auditor judgment.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to impairment indicators for long-lived assets included the following, among others:
•We tested the effectiveness of controls over the identification of possible circumstances that may indicate that the carrying amounts of long-lived assets are no longer recoverable, including controls over management’s useful life, throughput levels, gross margin, operating expenses, and future levels of capital expenditures assumptions.
•We compared management’s evaluation of potential impairment indicators to our independent expectation by:
◦We performed searches for adverse general market and asset-specific environmental conditions,
◦We inquired of Management about the impact of macro-economic events, the pace of decarbonization and the energy transition, and new environmental regulations on the Company’s forecasting of future cash flows, refining margins, future levels of capital expenditure and estimated useful lives,
◦We inspected minutes of the board of directors, the Company’s public statements, operating plans, and market reports to identify any evidence that may contradict management’s assumptions, and
◦We read relevant rules and regulations issued by federal, state, and local regulatory bodies, including staff reports, resolutions, other third-party filings, and other publicly available information to assess future levels of sustained capital expenditure and impact to future refinery throughput.
•With the assistance of Environmental Specialists, we performed a public domain search to assess the impact of environmental regulatory laws on the company’s operations.

/s/ Deloitte & Touche LLP
Morristown, New Jersey
March 3, 2023

We have served as the Company's auditor since 2011.

PBF HOLDING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,153.9	$1,305.7
Accounts receivable	1,451.7	1,272.0
Accounts receivable - affiliate	6.3	4.1
Inventories	2,763.6	2,505.1
Prepaid and other current assets	119.0	71.7
Total current assets	6,494.5	5,158.6
Property, plant and equipment, net	4,601.8	4,114.8
Lease right of use assets - third party	678.3	717.0
Lease right of use assets - affiliate	421.6	485.4
Deferred charges and other assets, net	954.0	813.8
Total assets	$13,150.2	$11,289.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$847.5	$906.3
Accounts payable - affiliate	38.2	61.7
Accrued expenses	3,691.0	2,728.3
Deferred revenue	37.5	40.3
Current operating lease liabilities - third party	60.5	64.8
Current operating lease liabilities - affiliate	104.5	90.7
Total current liabilities	4,779.2	3,892.1
Long-term debt	1,434.9	3,673.3
Deferred tax liabilities	21.0	24.2
Long-term operating lease liabilities - third party	551.8	570.3
Long-term operating lease liabilities - affiliate	317.2	394.7
Long-term financing lease liabilities - third party	57.9	70.6
Other long-term liabilities	371.1	251.0
Total liabilities	7,533.1	8,876.2
Commitments and contingencies (Note 11)
Equity:
PBF Holding Company LLC equity
Member’s equity	2,959.7	2,870.2
Retained earnings (accumulated deficit)	2,649.6	(489.3)
Accumulated other comprehensive income (loss)	(4.4)	20.3
Total PBF Holding Company LLC equity	5,604.9	2,401.2
Noncontrolling interest	12.2	12.2
Total equity	5,617.1	2,413.4
Total liabilities and equity	$13,150.2	$11,289.6
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Revenues	$46,780.6	$27,202.0	$15,045.0
Cost and expenses:
Cost of products and other	39,350.7	24,114.3	14,548.2
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,495.6	1,999.1	1,835.2
Depreciation and amortization expense	466.9	415.7	498.0
Cost of sales	42,313.2	26,529.1	16,881.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	438.5	226.4	229.0
Depreciation and amortization expense	7.5	13.3	11.3
Change in fair value of contingent consideration, net	48.1	29.4	(79.3)
Impairment expense	—	—	91.8
Loss (gain) on sale of assets	0.9	(0.2)	(477.8)
Total cost and expenses	42,808.2	26,798.0	16,656.4
Income (loss) from operations	3,972.4	404.0	(1,611.4)
Other income (expense):
Interest expense, net	(206.9)	(275.1)	(210.3)
Change in fair value of catalyst obligations	(2.0)	8.5	(11.8)
(Loss) gain on extinguishment of debt	(66.1)	79.9	(22.2)
Other non-service components of net periodic benefit cost	8.8	7.8	4.3
Income (loss) before income taxes	3,706.2	225.1	(1,851.4)
Income tax (benefit) expense	(2.7)	(14.0)	6.1
Net income (loss)	3,708.9	239.1	(1,857.5)
Less: net income (loss) attributable to noncontrolling interests	(1.4)	2.3	(0.3)
Net income (loss) attributable to PBF Holding Company LLC	$3,710.3	$236.8	$(1,857.2)
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$3,708.9	$239.1	$(1,857.5)
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(2.5)	(0.7)	(0.1)
Net (loss) gain on pension and other post-retirement benefits	(22.2)	27.1	3.7
Total other comprehensive income (loss)	(24.7)	26.4	3.6
Comprehensive income (loss)	3,684.2	265.5	(1,853.9)
Less: comprehensive income (loss) attributable to noncontrolling interests	(1.4)	2.3	(0.3)
Comprehensive income (loss) attributable to PBF Holding Company LLC	$3,685.6	$263.2	$(1,853.6)
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Equity

Balance, January 1, 2020	$2,739.1	$(9.7)	$1,156.9	$10.9	$3,897.2
Member distributions	—	—	(23.1)	—	(23.1)
Capital contributions from PBF LLC	42.4	—	—	—	42.4
Stock based compensation	28.2	—	—	—	28.2
Comprehensive income (loss)	—	3.6	(1,857.2)	(0.3)	(1,853.9)
Balance, December 31, 2020	2,809.7	(6.1)	(723.4)	10.6	2,090.8
Member distributions	—	—	(2.7)	—	(2.7)
Capital contributions from PBF LLC	37.0	—	—	—	37.0
Distribution of assets to PBF LLC	(0.4)	—	—	—	(0.4)
Stock based compensation	23.9	—	—	—	23.9
Comprehensive income	—	26.4	236.8	2.3	265.5
Other	—	—	—	(0.7)	(0.7)
Balance, December 31, 2021	2,870.2	20.3	(489.3)	12.2	2,413.4
Member distributions	—	—	(571.4)	—	(571.4)
Capital contributions from PBF LLC	56.4	—	—	—	56.4
Distribution of assets to PBF LLC	(0.1)	—	—	—	(0.1)
Stock based compensation	33.2	—	—	—	33.2
Comprehensive income (loss)	—	(24.7)	3,710.3	(1.4)	3,684.2
Other	—	—	—	1.4	1.4
Balance, December 31, 2022	$2,959.7	$(4.4)	$2,649.6	$12.2	$5,617.1
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,708.9	$239.1	$(1,857.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	495.6	444.3	523.8
Impairment expense	—	—	91.8
Stock-based compensation	44.1	30.3	29.3
Change in fair value of catalyst obligations	2.0	(8.5)	11.8
Deferred income taxes	(3.2)	(14.5)	7.3
Non-cash change in inventory repurchase obligations	(5.4)	(8.4)	(12.6)
Non-cash lower of cost or market inventory adjustment	—	(669.6)	268.0
Change in fair value of contingent consideration, net	48.1	29.4	(79.3)
Loss (gain) on extinguishment of debt	66.1	(79.9)	22.2
Pension and other post-retirement benefit costs	47.6	50.8	55.7
Loss (gain) on sale of assets	0.9	(0.2)	(477.8)

Changes in operating assets and liabilities:
Accounts receivable	(179.6)	(770.5)	325.1
Due to/from affiliates	(25.7)	9.3	6.7
Inventories	(258.5)	(149.3)	392.2
Prepaid and other current assets	(5.0)	(15.3)	(3.0)
Accounts payable	(97.7)	480.1	(200.6)
Accrued expenses	860.8	806.9	111.5
Deferred revenue	(2.8)	(4.8)	28.2
Other assets and liabilities	—	(76.9)	(62.8)
Net cash provided by (used in) operating activities	$4,696.2	$292.3	$(820.0)

Cash flows from investing activities:
Expenditures for property, plant and equipment	(625.4)	(240.5)	(183.9)
Expenditures for deferred turnaround costs	(311.6)	(117.7)	(188.1)
Expenditures for other assets	(66.0)	(28.9)	(9.1)
Acquisition of Martinez refinery	—	—	(1,176.2)
Proceeds from sale of assets	—	—	543.1
Net cash used in investing activities	$(1,003.0)	$(387.1)	$(1,014.2)

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Contributions from PBF LLC	$56.4	$37.0	$42.4
Distribution to T&M and Collins shareholders	—	(0.7)	—
Distributions to members	(571.4)	(2.7)	(23.1)
Proceeds from 2025 9.25% Senior Secured Notes	—	—	1,250.6
Proceeds from 2028 6.00% Senior Notes	—	—	1,000.0
Repurchase of 2028 6.00% Senior Notes	(21.1)	(109.3)	—
Repurchase of 2025 7.25% Senior Notes	(4.8)	(37.5)	—
Redemption of 2023 7.00% Senior Notes	—	—	(517.5)
Redemption of 2025 9.25% Senior Secured Notes	(1,307.4)	—	—
Proceeds from revolver borrowings	400.0	—	1,450.0
Repayments of revolver borrowings	(1,300.0)	—	(550.0)
Repayments of PBF Rail Term Loan	—	(7.4)	(7.2)
Settlements of precious metal catalyst obligations	(56.2)	(31.7)	(8.8)
Proceeds from catalyst financing arrangements	—	—	51.9
Payments on financing leases	(11.3)	(17.8)	(12.4)
Proceeds from insurance premium financing	2.1	—	—
Deferred financing costs and other	(31.3)	0.5	(34.7)
Net cash (used in) provided by financing activities	$(2,845.0)	$(169.6)	$2,641.2

Net change in cash and cash equivalents	848.2	(264.4)	807.0
Cash and cash equivalents, beginning of period	1,305.7	1,570.1	763.1
Cash and cash equivalents, end of period	$2,153.9	$1,305.7	$1,570.1

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$165.2	$103.2	$31.1
Assets acquired or remeasured under operating and financing leases	82.8	(106.6)	702.0
Fair value of the Martinez Contingent Consideration at acquisition	—	—	77.3
Cash paid during the year for:
Interest (net of capitalized interest of $24.8, $8.9 and $11.9 in 2022, 2021 and 2020, respectively)	$211.5	$265.4	$162.9
Income taxes	0.8	1.0	1.0

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interest in PBF LLC as of December 31, 2022. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
Substantially all of the Company’s operations are in the United States. As of December 31, 2022, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment.
PBF Logistics GP LLC (“PBFX GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). In connection with the PBFX Offering, we distributed to PBF LLC, which in turn contributed to PBFX, the assets and liabilities of certain crude oil terminaling assets. In a series of transactions subsequent to the PBFX Offering, we distributed certain additional assets to PBF LLC, which in turn contributed those assets to PBFX.(as described in “Note 10 - Related Party Transactions”). On November 27, 2022, PBF Energy and PBF LLC enter into the Merger Agreement with PBFX announcing the Merger Transaction, which was finalized on November 30, 2022 (all terms as defined in “Note 10 - Related Party Transactions”.

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
Concentrations of Credit Risk
For the years ended December 31, 2022 and December 31, 2021, only one customer, Shell plc (“Shell”), accounted for 10% or more of the Company’s revenues (approximately 14% and 15%, respectively).
As of December 31, 2022 and December 31, 2021, only one customer, Shell, accounted for 10% or more of the Company’s total trade accounts receivable (approximately 19% and 26%, respectively).
Revenue Recognition
The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Refer to “Note 16 - Revenues” for further discussion of the Company’s revenue recognition policy.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RINs
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the renewable fuel standard implemented by Environmental Protection Agency (“EPA”), which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States (the “RFS”). The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.
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
PBF Energy grants performance share unit awards and performance unit awards to certain key employees. Performance awards granted to employees prior to November 1, 2020 are based on a three-year performance cycle with four measurement periods and performance awards granted to employees after November 1, 2020 are based on a three-year performance cycle having a single measurement period. The payout for each, which ranges from zero to 200%, is based on the relative ranking of the total shareholder return (“TSR”) of PBF Energy’s common stock as compared to the TSR of a selected group of industry peer companies over an average of four measurement periods. The performance share unit awards and performance unit awards are each measured at fair value based on Monte Carlo simulation models. The performance share unit awards will be settled in PBF Energy Class A common stock and are accounted for as equity awards and the performance unit awards will be settled in cash and are accounted for as liability awards.
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
The State tax returns for all years since 2018 are subject to examination by the respective tax authorities.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Other Post-Retirement Benefits
The Company recognizes an asset for the overfunded status or a liability for the underfunded status of its pension and post-retirement benefit plans. The funded status is recorded within Other long-term liabilities or Other non-current assets. Changes in the plans’ funded status are recognized in other comprehensive income in the period the change occurs.
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
All derivative instruments, not designated as normal purchases or sales, are recorded in the Consolidated Balance Sheets as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized in earnings. Contracts qualifying for the normal purchase and sales exemption are accounted for upon settlement. Cash flows related to derivative instruments that are not designated or do not qualify for hedge accounting treatment are included in operating activities.

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
Derivative accounting is complex and requires management judgment in the following respects: identification of derivatives and embedded derivatives, determination of the fair value of derivatives, documentation of hedge relationships, assessment and measurement of hedge ineffectiveness and election and designation of the normal purchases and sales exemption. All of these judgments, depending upon their timing and effect, can have a significant impact on the Company’s earnings.
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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of December 31, 2022 or December 31, 2021.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES
Inventories consisted of the following:

December 31, 2022
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,195.2	$140.9	$1,336.1
Refined products and blendstocks	1,244.7	40.9	1,285.6
Warehouse stock and other	141.9	—	141.9
	$2,581.8	$181.8	$2,763.6
Lower of cost or market adjustment	—	—	—
Total inventories	$2,581.8	$181.8	$2,763.6

December 31, 2021
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$953.5	$151.4	$1,104.9
Refined products and blendstocks	964.6	293.8	1,258.4
Warehouse stock and other	141.8	—	141.8
	$2,059.9	$445.2	$2,505.1
Lower of cost or market adjustment	—	—	—
Total inventories	$2,059.9	$445.2	$2,505.1
On October 25, 2021, PBF Holding and its subsidiaries, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Chalmette Refining (collectively, the “PBF Entities”), entered into a third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”), pursuant to which the terms of the existing inventory intermediation agreements were amended and restated in their entirety, including, among other things, pricing and an extension of terms. The Third Inventory Intermediation Agreement extends the term to December 31, 2024, which term may be further extended by mutual consent of the parties to December 31, 2025. On May 25, 2022, the PBF Entities entered into an amendment of the Third Inventory Intermediation Agreement to amend certain provisions thereof that related to and were impacted by amendments made on May 25, 2022 to the Revolving Credit Agreement (as defined in Note 8 - Credit Facilities and Debt).
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2022 and December 31, 2021, the replacement value of inventories exceeded the LIFO carrying value. There was no lower of cost or market (“LCM”) inventory reserve at December 31, 2022. During the year ended December 31, 2021, the Company recorded an adjustment to value its inventories to the lower of cost or market which increased income from operations by $669.6 million, reflecting no LCM inventory reserve at December 31, 2021 compared to an LCM inventory reserve of $669.6 million at December 31, 2020.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. The Company recorded a charge related to a LIFO layer decrement of $83.0 million during the year ended December 31, 2020. There were no significant decrements recorded during the years ended December 31, 2022 or December 31, 2021. The majority of the decrement recorded in 2020 related to the Company’s East Coast LIFO inventory layer and the reduction in the Company’s East Coast inventory experienced as part of the East Coast Refining Reconfiguration (as defined in “Note 5 - Property, Plant and Equipment, net”) and our decision to operate our two refineries on the east coast as one functional unit.

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Land	$418.8	$418.8
Processing units, pipelines and equipment	4,508.8	4,326.8
Buildings and leasehold improvements	107.8	107.3
Computers, furniture and fixtures	175.7	168.1
Construction in progress	825.1	328.1
	6,036.2	5,349.1
Less - Accumulated depreciation	(1,434.4)	(1,234.3)
Total property, plant and equipment, net	$4,601.8	$4,114.8
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $200.4 million, $192.3 million and $179.4 million, respectively. The Company capitalized $24.8 million and $8.9 million in interest during 2022 and 2021, respectively, in connection with construction in progress.
East Coast Refining Reconfiguration
On December 31, 2020, the Company reconfigured the Delaware City and Paulsboro refineries (the “East Coast Refining Reconfiguration”) temporarily idling certain of its major processing units at the Paulsboro refinery, in order to operate the two refineries as one functional unit referred to as the “East Coast Refining System”. The reconfiguration process resulted in lower overall throughput and inventory levels in addition to decreases in capital and operating costs. The Company abandoned certain projects related to assets under construction related to these idled assets, resulting in an impairment charge of approximately $11.9 million and a corresponding decrease to its construction in progress account in 2020.
Capital Project Abandonments
During 2020, in connection with the Company’s strategic response plan to deal with the COVID-19 pandemic and its East Coast Refining Reconfiguration, it assessed its refinery wide slate of capital projects that were either in process or not yet placed into service as of December 31, 2020. Based on this assessment and the Company’s strategic plan to reduce capital expenditures, it decided to abandon various capital projects across the refinery system, resulting in an impairment charge of approximately $79.9 million in 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Hydrogen Plants
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products and Chemicals, Inc. (“Air Products”) in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement which was followed by the execution of long-term supply agreements in August 2020. Refer to “Note 12 - Leases” for further information.
Torrance Land Sales
On December 30, 2020, the Company closed on a third-party sale of parcels of real property acquired as part of the Torrance refinery, but not part of the refinery itself. The sale resulted in a gain of approximately $8.1 million in 2020 included within Gain on sale of assets in the Consolidated Statements of Operations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Deferred turnaround costs, net	$619.5	$537.0
Catalyst, net (a)	199.7	166.8
Environmental credits	41.4	41.3
Linefill	27.4	27.4
Pension plan assets	18.6	20.7
Other	47.4	20.6
Total deferred charges and other assets, net	$954.0	$813.8
(a) Catalyst, net includes $117.0 million and $113.0 million of indefinite-lived precious metal catalysts (both owned or financed as part of existing catalyst financing arrangements) as of December 31, 2022 and December 31, 2021, respectively.
The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $261.5 million, $220.6 million and $315.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Included in the year 2020 amortization expense is approximately $56.2 million of accelerated unamortized deferred turnaround costs associated with assets that were idled as part of the East Coast Refining Reconfiguration.
Intangible assets, net, included in “Other” above, primarily consists of permits and emission credits. Our net balance as of December 31, 2022 and December 31, 2021 is shown below:

(in millions)	December 31, 2022	December 31, 2021
Intangible assets - gross	$4.0	$4.0
Accumulated amortization	(3.5)	(3.5)
Intangible assets - net	$0.5	$0.5

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Inventory-related accruals	$1,417.4	$959.9
Renewable energy credit and emissions obligations (a)	1,361.1	953.9
Accrued salaries and benefits	172.9	57.1
Accrued transportation costs	127.3	91.0
Excise and sales tax payable	123.8	112.3
Accrued utilities	105.4	73.0
Inventory intermediation agreement (b)	98.3	280.1
Accrued capital expenditures	85.7	62.6
Contingent Consideration	81.6	—
Accrued refinery maintenance and support costs	48.1	55.8
Accrued interest	20.1	32.8
Environmental liabilities	14.1	14.3
Current finance lease liabilities	11.7	11.1
Other	23.5	24.4
Total accrued expenses	$3,691.0	$2,728.3
(a) The Company is subject to obligations to purchase RINs required to comply with the RFS. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. The Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of December 31, 2022, the Company had entered into approximately $899.2 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. Our RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s AB 32 liability is part of a triennial period program which will be settled through 2024.
(b) The Company has the obligation to repurchase the J. Aron Products that are held in its Storage Tanks in accordance with the Third Inventory Intermediation Agreement. As of December 31, 2022 and December 31, 2021, a liability is recognized based on the repurchase obligation under the Third Inventory Intermediation Agreement for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CREDIT FACILITIES AND DEBT
Long-term debt outstanding consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
2025 Senior Secured Notes	$—	$1,250.0
2028 Senior Notes	801.6	826.5
2025 Senior Notes	664.5	669.5
Revolving Credit Facility	—	900.0
Catalyst financing arrangements	4.0	58.4
	1,470.1	3,704.4
Unamortized premium	—	0.5
Unamortized deferred financing costs	(35.2)	(31.6)
Long-term debt	$1,434.9	$3,673.3
As of December 31, 2022, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.
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
On December 21, 2020 PBF Holding issued an additional $250.0 million in aggregate principal amount of tack on 9.25% senior secured notes due 2025 (the “additional 2025 Senior Secured Notes”). The additional 2025 Senior Secured Notes were issued at an offering price of 100.25% plus accrued and unpaid interest from and including, November 15, 2020. The additional 2025 Senior Secured Notes were issued under the indenture governing the initial 2025 Senior Secured Notes and, together with the additional 2025 Senior Secured Notes, the (“2025 Senior Secured Notes”). The additional 2025 Senior Secured Notes were treated as a single series with the initial 2025 Senior Secured Notes and had the same terms except that a portion of the additional 2025 Senior Secured Notes were issued initially under a new temporary CUSIP number to be used during the 40-day distribution compliance period. The Issuers received net proceeds of approximately $245.7 million from the offering after deducting the initial purchasers’ discount and offering expenses.
The 2025 Senior Secured Notes were guaranteed on a senior secured basis by substantially all of PBF Holding’s subsidiaries. The 2025 Senior Secured Notes and guarantees were senior obligations and secured, subject to certain exceptions and permitted liens, on a first-priority basis, by substantially all of PBF Holding's and the guarantors’ present and future assets (other than assets securing the PBF Holding asset-based revolving credit facility (the “Revolving Credit Facility”)), which may also constitute collateral securing certain hedging obligations and any existing or future indebtedness that is permitted to be secured on a pari passu basis with the 2025 Senior Secured Notes. The 2025 Senior Secured Notes and guarantees were senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility, the 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”), and the 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Secured Notes and guarantees ranked effectively senior to all of the Issuers’ and the Guarantors’ existing and future indebtedness that is not secured by the collateral (including the Revolving Credit Facility, the 2028

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes and the 2025 Senior Notes), subject to permitted liens on such collateral and certain other exceptions, and senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2025 Senior Secured Notes and the guarantees were effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness that is secured by liens on assets owned by the Company that do not constitute part of the collateral securing the 2025 Senior Secured Notes and the guarantees (including the assets securing the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2025 Senior Secured Notes and the guarantees were structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2025 Senior Secured Notes contained customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants included limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants were to cease to apply or were to be modified if the 2025 Senior Secured Notes were rated investment grade.
During 2022, the Company exercised its rights under the indenture governing the 2025 Senior Secured Notes to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed was $69.9 million and was recorded as a loss on extinguishment of debt in the Consolidated Statements of Operations.
2028 Senior Notes
On January 24, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 2028 Senior Notes. The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company primarily used the net proceeds to fully redeem the 7.00% senior notes due 2023 (the “2023 Senior Notes”), including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the acquisition of the Martinez refinery and related logistics assets (the “Martinez Acquisition”). The difference between the carrying value of the 2023 Senior Notes on the date they were reacquired and the amount for which they were reacquired has been classified as loss on extinguishment of debt in the Consolidated Statements of Operations.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2028 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2028 Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future indebtedness, including the Revolving Credit Facility, the 2025 Senior Notes and the 2025 Senior Secured Notes. The 2028 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2028 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2028 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2028 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2028 Senior Notes are rated investment grade.
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
During 2022, the Company made a number of open market repurchases of its 2028 Senior Notes that resulted in the extinguishment of $24.9 million in principal. Total cash consideration paid to repurchase the principal amount outstanding of the 2028 Senior Notes, excluding accrued interest, totaled $21.1 million and the Company recognized a $3.6 million gain on the extinguishment of debt during the year ended December 31, 2022.
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
During 2022, the Company made a number of open market repurchases of its 2025 Senior Notes that resulted in the extinguishment of $5.0 million in principal. Total cash consideration paid to repurchase the principal amount outstanding of the 2025 Senior Notes, excluding accrued interest, totaled $4.8 million and the Company recognized a $0.2 million gain on the extinguishment of debt during the year ended December 31, 2022.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2022. Outstanding borrowings as of December 31, 2021 was $900.0 million. Issued letters of credit were $576.1 million and $380.1 million, as of December 31, 2022 and 2021, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Precious Metal Catalyst Financing Arrangements
Certain subsidiaries of the Company have entered into agreements whereby such subsidiary sold a portion of its precious metal catalysts to a major commercial bank and subsequently refinanced the precious metal catalysts under contractual arrangements. The volume of the precious metal catalysts and the interest rate are fixed over the term of each financing arrangement. At maturity, the Company must repurchase the applicable precious metal catalysts, or otherwise settle its obligation with the counterparty, at its then fair market value. The Company believes that there is a market for precious metal catalysts and that it will attempt to release such catalysts at maturity. The Company treated these transactions as financing arrangements, and the related payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying precious metal catalysts. The fair value of these repurchase obligations as reflected in the fair value of long-term debt outstanding table below is measured using Level 2 inputs.
Details of the catalyst financing arrangements at each of the Company’s refineries as of December 31, 2022 are included in the following table:

Refinery	Metal	Annual interest rate	Expiration date (1)
Delaware City	Palladium	4.60%	September 2023
__________________
(1) This catalyst financing arrangement is included in Long-term debt as of December 31, 2022 as the Company has the ability and intent to finance this debt through availability under other credit facilities if the catalyst financing arrangement is not renewed at maturity.
In total, aggregate annual catalyst financing fees were approximately $0.2 million and $2.0 million as of December 31, 2022 and 2021, respectively.
Debt Maturities
Debt maturing in the next five years and thereafter is as follows (in millions):

Year Ending December 31,
2023	$4.0
2024	—
2025	664.5
2026	—
2027	—
Thereafter	801.6
Total debt outstanding	$1,470.1

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

(in millions)	December 31, 2022	December 31, 2021
Environmental liabilities	$141.5	$141.0
Defined benefit pension plan liabilities	82.2	46.7
Contingent consideration	65.7	29.4
Deferred Compensation	50.5	—
Post-retirement medical plan liabilities	13.9	18.2
Early railcar return liability	1.9	6.0
Other	15.4	9.7
Total other long-term liabilities	$371.1	$251.0

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. RELATED PARTY TRANSACTIONS
PBFX Merger
On July 27, 2022, PBF Energy and PBF LLC entered into a definitive agreement with PBFX (the “Merger Agreement”) pursuant to which PBF Energy and PBF LLC announced their intention to acquire all of the publicly held common units in PBFX representing limited partner interests in the master limited partnership not already owned by certain wholly-owned subsidiaries of PBF Energy and its affiliates on the closing date of the transaction (the “Merger Transaction”). The Merger Transaction closed on November 30, 2022 and PBFX became an indirect wholly-owned subsidiary of PBF Energy and PBF LLC.
At the effective time of the Merger, pursuant to the terms of the Merger Agreement, each PBFX Public Common Unit was converted into the right to receive: (i) 0.27 of a share of Class A Common Stock, par value $0.001 per share, of PBF Energy, (ii) $9.25 in cash, without interest, and (iii) any cash in lieu of fractional shares of PBF Energy Common Stock to which the holder thereof became entitled upon surrender of such PBFX Public Common Units in accordance with the Merger Agreement. Such Merger Agreement consideration totaled $303.7 million in cash and resulted in the issuance of 8,864,684 PBF Energy common shares. The PBFX Common Units owned by PBF LLC and PBFX Holdings and the non-economic general partner interest remain outstanding and were unaffected by the Merger. There was no change in ownership of the non-economic general partner interest.
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
Contribution Agreements
Immediately prior to the closing of certain contribution agreements, which PBF LLC entered into with PBFX (as defined in the table below, and collectively referred to as the “Contribution Agreements”), PBF Holding contributed certain assets to PBF LLC. PBF LLC in turn contributed those assets to PBFX pursuant to the Contribution Agreements. Certain proceeds received by PBF LLC from PBFX in accordance with the Contribution Agreements were subsequently contributed by PBF LLC to PBF Holding. There were no agreements entered into during the years ended December 31, 2022, 2021 and 2020.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The commercial agreements entered into during the year ended December 31, 2022 (as defined in the table below) with PBFX include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility (b)	12/12/2014	10 years	2 x 5	4,400 bpd	PBF Holding or PBFX can declare
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	See note (c)	See note (c)
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements (d)	5/1/2016	Various (e)	Evergreen	15,000 bpd (f)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (e)	Evergreen	350,000 barrels (g)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline (b)	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline (b)	8/31/2016	10 years	2 x 5	75,000 bpd (h)
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank (b)	8/31/2016	10 years	2 x 5	55,000 barrels (g)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank (b)	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank (b)	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (b)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Knoxville Terminals Agreement- Terminaling Services	4/16/2018	5 years	Evergreen	Various (i)
Knoxville Terminals Agreement- Storage Services	4/16/2018	5 years	Evergreen	115,334 barrels (g)
Toledo Rail Loading Agreement (b)	7/31/2018	7 years, 5 months	2 x 5	Various (j)
Chalmette Terminal Throughput Agreement	7/31/2018	1 year	Evergreen	N/A
Chalmette Rail Unloading Agreement	7/31/2018	7 years, 5 months	2 x 5	7,600 bpd
DSL Ethanol Throughput Agreement (b)	7/31/2018	7 years, 5 months	2 x 5	5,000 bpd
Delaware City Terminaling Services Agreement	1/1/2022	4 years	2 x 5	95,000 bpd
Toledo Truck Unloading & Terminaling Agreement (b)	4/1/2022	9 months	Evergreen	See note (k)
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility (b)	12/12/2014	10 years	2 x 5	3,849,271 barrels (g)	PBF Holding or PBFX can declare
Chalmette Storage Agreement (b)	See note (l)	10 years	2 x 5	625,000 barrels (g)
East Coast Storage Assets Terminal Storage Agreement (b)	1/1/2019	8 years	Evergreen	2,953,725 barrels (g)
____________________

(a)PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.
(b)These commercial agreements with PBFX are considered leases.
(c)In connection with the inclusion of an additional destination at the Magellan connection under the Delaware Pipeline Services Agreement, PBF Holding and Delaware Pipeline Company LLC agreed to a two-year, five-month MVC (the “Magellan MVC”) under the Delaware Pipeline Services Agreement. The Magellan MVC expired on March 31, 2019, subsequent to which PBFX has been billing actual throughput on the Magellan connection.
(d)Subsequent to the PBFX acquisition of the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”), the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)The East Coast Terminals related party agreements include varying initial term lengths, ranging from one to five years.
(f)The East Coast Terminals Terminaling Services Agreements have no MVCs and are billed based on actual volumes throughput, other than a terminaling services agreement between PBFX’s East Coast Terminals’ Paulsboro, New Jersey location and PBF Holding’s Paulsboro refinery with a 15,000 bpd MVC.
(g)Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors. PBF Holding’s available shell capacity may be subject to change as agreed to by PBF Holding and PBFX.
(h)In connection with the acquisition of Torrance Valley Pipeline Company LLC on May 31, 2019, the Torrance Valley Pipeline Transportation Services Agreement- South Pipeline was amended and restated to increase the MVC from 70,000 bpd to 75,000 bpd.
(i)The minimum throughput revenue commitment for the Knoxville Terminals Agreement- Terminaling Services is $0.9 million for year one, $1.8 million for year two and $2.7 million for year three and thereafter.
(j)Under the Toledo Rail Loading Agreement, PBF Holding has minimum throughput commitments for (i) 30 railcars per day of products and (ii) 11.5 railcars per day of premium products. The Toledo Rail Loading Agreement also specifies a maximum throughput rate of 50 railcars per day.
(k)The Toledo Truck Unloading & Terminaling Agreement MVC was 5,500 bpd through December 31, 2022. Effective January 1, 2023, the MVC decreased to 1,000 bpd.
(l)The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

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
The annual fee under the Omnibus Agreement for the year ended December 31, 2022 was $8.3 million, inclusive of obligations under the Omnibus Agreement to reimburse PBF Holding for certain compensation and benefit costs of employees who devoted more than 50% of their time to PBFX for the year ended December 31, 2022. The Company currently estimates to receive an annual fee of $8.3 million, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF Holding for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2023.
Services Agreement
Additionally, PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement with PBFX (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under the commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2022, PBFX paid an annual fee of $8.7 million to PBF Holding pursuant to the Services Agreement and is estimated to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2022.
The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30-days’ notice.
Summary of Transactions with PBFX
A summary of our affiliate transactions with PBFX is as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Reimbursements under affiliate agreements:
Services Agreement	$8.7	$8.7	$8.7
Omnibus Agreement	8.3	7.3	7.6
Total expenses under affiliate agreements	319.6	304.1	289.4
Total reimbursements under the Omnibus Agreement are included in General and administrative expenses and reimbursements under the Services Agreement and expenses under affiliate agreements are included in Cost of products and other in the Company’s statements of operations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Sponsors
As of December 31, 2013 PBF Energy’s financial sponsors had received the full return of their aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by the investment funds associated with the initial investors in PBF LLC in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to such investment funds (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by the investment funds associated with the initial investors in PBF LLC are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were no distributions to PBF LLC Series B unitholders for the years ended December 31, 2022, 2021 or 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES
Other Commitments
In addition to commitments related to lease obligations accounted for in accordance with Accounting Standards Codification (“ASC”) 842, Leases and disclosed in “Note 12 - Leases”, the Company is party to third party agreements which provide for the treatment of wastewater and the supply of hydrogen, nitrogen, oxygen, chemical, and steam for certain of its refineries as well as minimum volume commitments under certain affiliate agreements with PBFX.
The fixed and determinable amounts related to obligations under these agreements are as follows:

Year Ending December 31,	(in millions)
2023	$152.6
2024	119.0
2025	114.7
2026	21.7
2027	21.7
Thereafter	186.2
Total obligations	$615.9
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $117.0 million as of December 31, 2022 ($118.5 million as of December 31, 2021) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Consolidated Balance Sheets was $155.6 million and $155.3 million at December 31, 2022 and December 31, 2021, respectively, of which $141.5 million and $141.0 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is required to comply with the RFS. Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, EPA has issued the RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not currently produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. On June 3, 2022, EPA finalized the volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels for years 2020, 2021 and 2022. On December 1, 2022, EPA proposed volume requirements and percentage standards under the RFS program for 2023, 2024, and 2025, as well as making a series of .important modifications to strengthen and expand the RFS program. As a result, we could also experience fluctuating compliance costs in the future if the volumes finalized by EPA differ from what has been proposed.
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
As of January 1, 2011, the Company is required to comply with EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of its produced gasoline. The Company purchases benzene credits to meet these requirements when necessary. The Company may implement capital projects to reduce the amount of benzene credits that the Company needs to purchase. In additions, the RFS mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into the Company’s produced gasoline and diesel. These requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause the Company to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable its refineries to produce products that meet applicable requirements.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration
In connection with the Martinez Acquisition, the Sale and Purchase Agreement dated June 11, 2019 includes an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to the Equilon Enterprises LLC d/b/a Shell Oil Products US based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The Company recorded the acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Consolidated Balance Sheets. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Consolidated Statements of Operations. The fair value of the Martinez Contingent Consideration was estimated to be $147.3 million as of December 31, 2022 (of which $81.6 million is included within Accrued expenses) and $29.4 million as of December 31, 2021 (all of which was included within Other long-term liabilities) on the Company’s Consolidated Balance Sheets.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of December 31, 2022 (99.2% as of December 31, 2021). PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX. As of December 31, 2022 PBF Energy recognized $338.6 million liability for the Tax Receivable Agreement obligation, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with ASC 470, Income Taxes ($48.3 million as of December 31, 2021).

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. LEASES
Lease Position as of December 31, 2022 and December 31, 2021
The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021:

(in millions)	Classification on the Balance Sheet	December 31, 2022	December 31, 2021
Assets
Operating lease assets - third party	Lease right of use assets - third party	$610.9	$635.8
Operating lease assets - affiliate	Lease right of use assets - affiliate	421.6	485.4
Finance lease assets	Lease right of use assets - third party	67.4	81.2
Total lease right of use assets		$1,099.9	$1,202.4

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$60.5	$64.8
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	104.5	90.7
Finance lease liabilities - third party	Accrued expenses	11.7	11.1
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	551.8	570.3
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	317.2	394.7
Finance lease liabilities - third party	Long-term financing lease liabilities - third party	57.9	70.6
Total lease liabilities		$1,103.6	$1,202.2
Lease Costs
The table below presents certain information related to costs for the Company’s leases for the year ended December 31, 2022 and December 31, 2021:

Lease Costs (in millions)	December 31, 2022	December 31, 2021
Components of total lease costs:
Finance lease costs
Amortization of right of use assets	$12.6	$16.1
Interest on lease liabilities	5.3	4.6
Operating lease costs	301.5	299.1
Short-term lease costs	88.0	59.3
Variable lease costs	52.4	31.6
Total lease costs	$459.8	$410.7

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale-leaseback Transactions
On April 17, 2020, the Company closed on the sale of five hydrogen plants to Air Products in a sale-leaseback transaction for gross cash proceeds of $530.0 million and recognized a gain of $471.1 million. In connection with the sale, the Company entered into a transition services agreement through which Air Products will exclusively supply hydrogen, steam, carbon dioxide and other products (the “Products”) to the Martinez, Torrance and Delaware City refineries for a specified period (not expected to exceed 18 months). The transition services agreement also requires certain maintenance and operating activities to be provided by PBF Holding, for which the Company will be reimbursed, during the term of the agreement. In August 2020, the parties executed long-term supply agreements through which Air Products will supply the Products for a term of fifteen years at these same refineries. As a result of these transactions, the Company recorded lease right of use assets and corresponding operating lease liabilities of approximately $504.0 million. There were no net gains or losses on any sale-leaseback transactions for the year ended December 31, 2022.
Other Information
The table below presents supplemental cash flow information related to leases for the year ended December 31, 2022 and December 31, 2021 (in millions):

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$300.5	$297.9
Operating cash flows for finance leases	5.3	4.6
Financing cash flows for finance leases	11.3	17.8
Supplemental non-cash quantification of assets acquired or remeasured under operating and financing leases	82.8	(106.6)
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of December 31, 2022:

Weighted average remaining lease term - operating leases	9.4 years
Weighted average remaining lease term - finance leases	5.6 years

Weighted average discount rate - operating leases	13.6%
Weighted average discount rate - finance leases	7.2%

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2022:

Amounts due in the year ended December 31, (in millions)	Finance Leases	Operating Leases
2023	$16.1	$282.6
2024	15.5	262.4
2025	13.9	213.7
2026	13.6	176.8
2027	13.6	105.7
Thereafter	11.5	823.4
Total minimum lease payments	84.2	1,864.6
Less: effect of discounting	14.6	830.6
Present value of future minimum lease payments	69.6	1,034.0
Less: current obligations under leases	11.7	165.0
Long-term lease obligations	$57.9	$869.0
As of December 31, 2022, the Company has entered into certain leases that have not yet commenced. Such leases include a 2-year lease for an oil tanker, with future lease payments estimated to total approximately $48.9 million. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.
In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The Company believes the terms and conditions under these leases are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third party leases as described above. For the year ended December 31, 2022 and December 31, 2021 , the Company incurred operating lease costs, related to affiliate operating leases, of $129.9 million and $129.1 million, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. EQUITY STRUCTURE
PBF Holding has no common stock outstanding. As of December 31, 2022, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. The following sections represent the equity structure of the Company’s indirect and direct parents, PBF Energy and PBF LLC, respectively.
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
Noncontrolling Interest
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interest in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the year ended December 31, 2022 the Company recorded a noncontrolling interest in the losses of these subsidiaries of $1.4 million. For the year ended December 31, 2021 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $2.3 million.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
(in millions)	2022	2021	2020
PBF Energy options	$19.1	$17.3	$16.1
PBF Energy restricted shares	11.6	2.8	5.3
PBF Energy performance awards	13.4	10.2	7.9
	$44.1	$30.3	$29.3
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
The Black-Scholes option-pricing model values used to value stock option awards granted were determined based on the following weighted average assumptions:

	December 31, 2022	December 31, 2021	December 31, 2020
Expected life (in years)	6.00	6.00	6.08
Expected volatility	87.6%	83.8%	69.1%
Dividend yield	0.00%	0.00%	1.41%
Risk-free rate of return	3.24%	1.37%	0.81%
Exercise price	$29.16	$13.91	$13.58
Weighted average fair value per option granted	$21.68	$9.84	$5.49
The following table summarizes activity for PBF Energy options for 2022:

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2022	15,049,759	$24.48	6.51
Granted	22,000	29.16	10.00
Exercised	(4,208,685)	24.54	—
Forfeited	(210,800)	22.65	—
Outstanding at December 31, 2022	10,652,274	$24.50	5.96
Exercisable and vested at December 31, 2022	7,826,241	$27.01	5.26
Total expected to vest as of December 31, 2022	10,652,274	$24.50	5.96
At December 31, 2022 the total intrinsic value of stock options outstanding and exercisable were $173.5 million and $107.8 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $63.1 million, $0.4 million and $0.0 million, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized compensation expense related to PBF Energy options at December 31, 2022 was $17.3 million, which will be recognized from 2023 through 2025.
Restricted Stock Awards
The Company grants restricted stock to employees and non-employee directors. In general, restricted stock granted to our employees vest over a requisite services period of three years, subject to acceleration in certain circumstances. Restricted stock recipients who received grants subsequent to May 2017 have voting rights; however, dividends are accrued and will be paid upon vesting. Restricted stock units granted to non-employee directors are considered to vest immediately at the time of the grant for accounting purposes, as they are non-forfeitable, but are issued in equal annual installments on each of the first three anniversaries of the grant date. The non-vested shares are not transferable and are held by our transfer agent. The fair values of restricted stock are equal to the market price of our common stock on the grant date.
The following table summarizes activity for PBF Energy restricted stock:

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	155,687	$16.09
Granted	659,165	35.73
Vested	(109,402)	19.42
Forfeited	—	—
Nonvested at December 31, 2022	705,450	$33.92
Unrecognized compensation expense related to PBF Energy Restricted Class A common stock at December 31, 2022 was $12.0 million, which will be recognized from 2023 through 2025.
The following table reflects activity related to our restricted stock:

	December 31, 2022	December 31, 2021	December 31, 2020
Weighted-average grant-date fair value per share of restricted stock granted	$35.73	$16.13	$9.82
Fair value of restricted stock vested (in millions)	$3.3	$3.1	$4.2
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
The grant date fair value was calculated using a Monte Carlo valuation model with the following assumptions:

	December 31, 2022	December 31, 2021	December 31, 2020
Expected life (in years)	3.08	3.12	2.89 - 3.14
Expected volatility	65.16%	83.78%	39.88% - 82.63%
Dividend yield	2.18%	0.00%	0.00% - 4.28%
Risk-free rate of return	3.90%	0.87%	0.26% - 1.34%
Weighted average grant-date fair value per PSU	$45.91	$18.73	$10.77
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
The following table summarizes activity for PBF Energy performance share awards:

	Number of PBF Energy Performance Share Units (“PSUs”)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	745,525	$13.93
Granted	190,463	45.91
Vested	(37,784)	27.71
Forfeited	(111,678)	13.92
Nonvested at December 31, 2022	786,526	$21.02
In 2022, 2021 and 2020, PSU’s with a fair value of $2.0 million, $1.8 million and $0.8 million, respectively, were vested.
As of December 31, 2022, unrecognized compensation cost related to performance share unit awards was $13.3 million, which is expected to be recognized over a weighted average period of 2.55 years.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for PBF Energy performance unit awards:

Number of PBF Energy Performance Units
Nonvested at January 1, 2022	20,178,013
Granted	15,614,603
Vested	(1,231,770)
Forfeited	(3,105,896)
Nonvested at December 31, 2022	31,454,950
In 2022, 2021 and 2020, Performance Units with a fair value of $1.5 million, $5.2 million and $3.2 million, respectively, were vested.
As of December 31, 2022, unrecognized compensation cost related to performance unit awards was $21.5 million, which is expected to be recognized over a weighted average period of 2.28 years.
15. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to IRS limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $33.4 million, $27.8 million, and $32.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2022 and 2021 were as follows:

	Pension Plans		Post-Retirement Medical Plan
(in millions)	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$353.3	$329.3	$18.2	$22.0
Service cost	55.6	57.5	0.8	1.1
Interest cost	7.9	5.3	0.3	0.3
Plan amendments	—	—	—	—
Benefit payments	(18.9)	(31.2)	(1.4)	(1.2)
Actuarial gain	(40.9)	(7.6)	(4.0)	(4.0)
Projected benefit obligation at end of year	$357.0	$353.3	$13.9	$18.2
Change in plan assets:
Fair value of plan assets at beginning of year	$306.3	$255.8	$—	$—
Actual return on plan assets	(51.0)	27.7	—	—
Benefits paid	(18.9)	(31.2)	(1.4)	(1.2)
Employer contributions	37.8	54.0	1.4	1.2
Fair value of plan assets at end of year	$274.2	$306.3	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$274.2	$306.3	$—	$—
Less benefit obligations at end of year	357.0	353.3	13.9	18.2
Funded status at end of year	$(82.8)	$(47.0)	$(13.9)	$(18.2)
The accumulated benefit obligation for the defined benefit plans approximated $321.0 million and $298.9 million at December 31, 2022 and 2021, respectively.
Benefit payments, which reflect expected future services that the Company expects to pay are as follows for the years ended December 31:

(in millions)	Pension Benefits	Post-Retirement Medical Plan
2023	$25.7	$1.7
2024	21.3	1.5
2025	26.0	1.5
2026	29.4	1.5
2027	33.0	1.4
Years 2028-2032	207.8	6.3

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $33.6 million to the Company’s Pension Plans during 2023.
The components of net periodic benefit cost were as follows for the years ended December 31, 2022, 2021 and 2020:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$55.6	$57.5	$59.0	$0.8	$1.1	$1.0
Interest cost	7.9	5.3	6.9	0.3	0.3	0.4
Expected return on plan assets	(17.5)	(14.2)	(12.5)	—	—	—
Amortization of prior service cost and actuarial loss	0.1	0.1	0.3	0.4	0.7	0.6
Net periodic benefit cost	$46.1	$48.7	$53.7	$1.5	$2.1	$2.0
Lump sum payments made by the Supplemental Plan to employees retiring in 2022, 2021 and 2020 did not exceed the Plan’s total service and interest costs expected for those years.
The pre-tax amounts recognized in other comprehensive (income) loss for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2022	2021	2020	2022	2021	2020
Prior service costs	$—	$—	$—	$—	$—	$1.8
Net actuarial loss (gain)	27.6	(21.1)	(5.9)	(4.0)	(4.0)	1.9
Amortization of losses and prior service cost	(0.1)	(0.1)	(0.3)	(0.4)	(0.7)	(0.6)
Total changes in other comprehensive (income) loss	$27.5	$(21.2)	$(6.2)	$(4.4)	$(4.7)	$3.1
The pre-tax amounts in accumulated other comprehensive income (loss) as of December 31, 2022 and 2021 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
(in millions)	2022	2021	2022	2021
Prior service costs	$(0.5)	$(0.5)	$(3.5)	$(4.3)
Net actuarial (loss) gain	(14.8)	12.7	11.4	7.8
Total	$(15.3)	$12.2	$7.9	$3.5

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine the benefit obligations as of December 31, 2022 and 2021 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2022	2021	2022	2021	2022	2021
Discount rate - benefit obligations	5.22%	2.78%	5.24%	2.73%	5.15%	2.46%
Rate of compensation increase	4.27%	4.26%	4.50%	4.50%	—	—
The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rates:
Effective rate for service cost	2.80%	2.40%	2.94%	2.73%	2.26%	2.79%	2.80%	2.35%	2.86%
Effective rate for interest cost	2.33%	1.74%	2.50%	2.24%	1.53%	2.33%	1.91%	1.28%	2.21%
Effective rate for interest on service cost	2.45%	1.92%	2.59%	2.29%	1.75%	2.42%	2.65%	2.11%	2.68%
Cash balance interest credit rate	2.06%	1.57%	2.19%	2.06%	1.57%	2.19%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	5.50%	5.25%	5.75%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.26%	4.28%	4.28%	4.50%	4.50%	4.50%	N/A	N/A	N/A
The assumed health care cost trend rates as of December 31, 2022 and 2021 were as follows:

	Post-Retirement Medical Plan
	2022	2021
Health care cost trend rate assumed for next year	6.4%	5.2%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.0%	4.0%
Year that the rate reaches the ultimate trend rate	2046	2046

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2022 and 2021 by level of fair value hierarchy. Assets consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient
	December 31,
(in millions)	2022	2021
Equities:
Domestic equities	$73.0	$73.9
Developed international equities	34.9	37.7
Global low volatility equities	18.4	24.1
Emerging market equities	20.8	24.8
Fixed-income	106.2	121.6
Real Estate	18.9	23.2
Cash and cash equivalents	2.0	1.0
Total	$274.2	$306.3
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2022, the plan’s target allocations for plan assets are 54% invested in equity securities, 40% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. REVENUES
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
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Year Ended December 31,
(in millions)	2022	2021	2020
Gasoline and distillates	$41,465.0	$23,489.5	$12,799.4
Asphalt and blackoils	2,123.8	1,217.8	777.9
Feedstocks and other	1,863.0	1,310.1	935.5
Chemicals	903.8	889.8	351.5
Lubricants	425.0	294.8	180.7
Total Revenues	$46,780.6	$27,202.0	$15,045.0
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $37.5 million and $40.3 million as of December 31, 2022 and December 31, 2021, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
The reported income tax (benefit) expense in the PBF Holding Consolidated Statements of Operations consists of the following:

(in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Current income tax expense (benefit)	$0.5	$0.5	$(1.2)
Deferred income tax (benefit) expense	(3.2)	(14.5)	7.3
Total income tax (benefit) expense	$(2.7)	$(14.0)	$6.1
A summary of the components of PBF Holding’s deferred tax assets and deferred tax liabilities consists of the following:

(in millions)	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carry forwards	$2.2	$0.3
Other	0.6	0.5
Total deferred tax assets	2.8	0.8
Valuation allowance	—	—
Total deferred tax assets, net	2.8	0.8

Deferred tax liabilities
Property, plant and equipment	16.0	16.3
Inventory	7.8	8.7
Total deferred tax liabilities	23.8	25.0
Net deferred tax liability	$(21.0)	$(24.2)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2022 and 2021.
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

	As of December 31, 2022
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$106.5	$—	$—	$106.5	N/A	$106.5
Commodity contracts	33.8	15.7	—	49.5	(35.6)	13.9
Derivatives included within inventory intermediation agreement obligations	—	25.1	—	25.1	—	25.1
Liabilities:
Commodity contracts	20.6	11.8	3.2	35.6	(35.6)	—
Catalyst obligations	—	4.0	—	4.0	—	4.0
Renewable energy credit and emissions obligations	—	1,361.1	—	1,361.1	—	1,361.1
Contingent consideration obligation	—	—	147.3	147.3	—	147.3

	As of December 31, 2021
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$260.9	$—	$—	$260.9	N/A	$260.9
Commodity contracts	71.5	—	—	71.5	(71.5)	—
Derivatives included within inventory intermediation agreement obligations	—	19.7	—	19.7	—	19.7
Liabilities:
Commodity contracts	79.7	3.8	—	83.5	(71.5)	12.0
Catalyst obligations	—	58.4	—	58.4	—	58.4
Renewable energy credit and emissions obligations	—	953.9	—	953.9	—	953.9
Contingent consideration obligation	—	—	29.4	29.4	—	29.4

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
•The contingent consideration obligation at December 31, 2022 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2022 and 2021, $18.6 million and $20.7 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Year Ended December 31,
(in millions)	2022	2021
Balance at beginning of period	$29.4	$—
Additions	—	—
Settlements	(15.0)	—
Unrealized loss included in earnings	136.1	29.4
Balance at end of period	$150.5	$29.4
There were no transfers between levels during the years ended December 31, 2022 and 2021, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt
The table below summarizes the carrying value and fair value of debt as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2025 Senior Secured Notes (a)	$—	$—	$1,250.0	$1,192.7
2028 Senior Notes (a)	801.6	703.7	826.5	520.9
2025 Senior Notes (a)	664.5	656.0	669.5	475.9
Revolving Credit Facility(b)	—	—	900.0	900.0
Catalyst financing arrangements (c)	4.0	4.0	58.4	58.4
	1,470.1	1,363.7	3,704.4	3,147.9
Unamortized premium	—	n/a	0.5	n/a
Less - Unamortized deferred financing costs	(35.2)	n/a	(31.6)	n/a
Long-term debt	$1,434.9	$1,363.7	$3,673.3	$3,147.9
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
As of December 31, 2022, there were 1,945,994 barrels of crude oil and feedstocks (2,081,783 barrels at December 31, 2021) outstanding under these derivative instruments designated as fair value hedges. As of December 31, 2022, there were 780,734 barrels of intermediates and refined products (2,070,550 barrels at December 31, 2021) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2022, there were 17,890,000 barrels of crude oil and 12,175,200 barrels of refined products (36,246,000 and 5,819,000, respectively, as of December 31, 2021), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of December 31, 2022 and December 31, 2021 and the line items in the Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
December 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$25.1
December 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$19.7

Derivatives not designated as hedging instruments:
December 31, 2022:
Commodity contracts	Accounts receivable	$13.9
December 31, 2021:
Commodity contracts	Accounts receivable	$(12.0)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the year ended December 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$5.4
For the year ended December 31, 2021:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$8.4
For the year ended December 31, 2020:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$12.6

Derivatives not designated as hedging instruments:
For the year ended December 31, 2022:
Commodity contracts	Cost of products and other	$(31.5)
For the year ended December 31, 2021:
Commodity contracts	Cost of products and other	$(83.4)
For the year ended December 31, 2020:
Commodity contracts	Cost of products and other	$44.4

Hedged items designated in fair value hedges:
For the year ended December 31, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(5.4)
For the year ended December 31, 2021:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(8.4)
For the year ended December 31, 2020:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(12.6)
The Company had no ineffectiveness related to the fair value hedges as of December 31, 2022, 2021 and 2020.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. SUBSEQUENT EVENTS
Dividend Declared
On February 16, 2023, PBF Energy announced a dividend of $0.20 per share on outstanding PBF Energy Class A common stock. The dividend is payable on March 16, 2023 to PBF Energy Class A common stockholders of record as of March 1, 2023.
Renewable Diesel Joint Venture
On February 16, 2023, we announced that PBF LLC entered into a definitive agreement with Eni Sustainable Mobility, a subsidiary of Eni SpA (“Eni”), to partner in a 50-50 joint venture, St. Bernard Renewables LLC, (“SBR”) which will own the renewable diesel facility that is currently under construction at our Chalmette refinery. Upon consummation of the transaction, which is subject to customary closing conditions, including regulatory approvals, Eni will contribute capital totaling $835.0 million, excluding working capital, plus up to an additional $50.0 million that is subject to the achievement of project milestones. The Company will continue to manage project execution and will serve as the operator of the facility once construction is complete. SBR’s renewable fuel operations are scheduled to commence in the first half of 2023.

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
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: March 3, 2023
POWER OF ATTORNEY
Each of the officers and directors of PBF Holding Company LLC, whose signature appears below, in so signing, also makes, constitutes and appoints each of Karen B. Davis, Matthew Lucey and Trecia Canty, and each of them, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer and Director	March 3, 2023
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Karen B. Davis	Senior Vice President, Chief Financial Officer	March 3, 2023
(Karen B. Davis)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	March 3, 2023
(John Barone)	(Principal Accounting Officer)

/s/ Trecia Canty	Director	March 3, 2023
(Trecia Canty)

/s/ Matthew C. Lucey	Director	March 3, 2023
(Matthew C. Lucey)