Form 10-Q
period 2023-06-30
PBF Holding Co LLC; PBF Finance Corp
filed 2023-08-09
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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
PBF Holding Company LLC has no common stock outstanding. As of August 4, 2023, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

EXPLANATORY NOTE
This combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of June 30, 2023. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC (“PBF GP”) is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
•counterparty credit and performance risk exposure related to our supply and any inventory intermediation arrangements;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,496.8	$2,153.9
Accounts receivable	1,352.2	1,451.7
Accounts receivable - affiliate	16.0	6.3
Inventories	2,832.3	2,763.6
Prepaid and other current assets	150.5	119.0
Total current assets	5,847.8	6,494.5
Property, plant and equipment, net	4,057.9	4,601.8
Lease right of use assets - third party	791.7	678.3
Lease right of use assets - affiliate	370.8	421.6
Deferred charges and other assets, net	1,092.4	954.0
Total assets	$12,160.6	$13,150.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$629.0	$847.5
Accounts payable - affiliate	38.5	38.2
Accrued expenses	3,337.7	3,691.0
Current operating lease liabilities - third party	120.8	60.5
Current operating lease liabilities - affiliate	108.9	104.5
Deferred revenue	74.8	37.5
Total current liabilities	4,309.7	4,779.2
Long-term debt	1,441.5	1,434.9
Deferred tax liabilities	21.2	21.0
Long-term operating lease liabilities - third party	613.1	551.8
Long-term operating lease liabilities - affiliate	261.9	317.2
Long-term financing lease liabilities - third party	52.1	57.9
Other long-term liabilities	314.3	371.1
Total liabilities	7,013.8	7,533.1
Commitments and contingencies (Note 7)
Equity:
PBF Holding Company LLC equity
Member’s equity	2,764.3	2,959.7
Retained earnings	2,374.3	2,649.6
Accumulated other comprehensive loss	(4.4)	(4.4)
Total PBF Holding Company LLC equity	5,134.2	5,604.9
Noncontrolling interest	12.6	12.2
Total equity	5,146.8	5,617.1
Total liabilities and equity	$12,160.6	$13,150.2

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$9,148.4	$14,064.0	$18,433.9	$23,192.2
Cost and expenses:
Cost of products and other	7,988.2	11,455.8	15,867.9	19,733.3
Operating expenses (excluding depreciation and amortization expense as reflected below)	571.4	613.8	1,320.4	1,209.4
Depreciation and amortization expense	133.0	110.9	265.9	219.8
Cost of sales	8,692.6	12,180.5	17,454.2	21,162.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	100.8	145.9	157.9	195.2
Depreciation and amortization expense	2.3	1.9	4.2	3.8
Change in fair value of contingent consideration, net	(16.6)	77.6	(32.9)	127.7
Loss (gain) on sale of assets	0.2	0.2	(1.4)	0.3
Total cost and expenses	8,779.3	12,406.1	17,582.0	21,489.5
Income from operations	369.1	1,657.9	851.9	1,702.7
Other income (expense):
Interest expense, net	(15.1)	(75.4)	(30.0)	(143.6)
Change in fair value of catalyst obligations	0.5	7.2	1.2	2.3
Gain on extinguishment of debt	—	3.8	—	3.8
Other non-service components of net periodic benefit cost	0.1	2.2	0.4	4.4
Income before income taxes	354.6	1,595.7	823.5	1,569.6
Income tax benefit	—	(1.2)	(0.6)	(9.3)
Net income	354.6	1,596.9	824.1	1,578.9
Less: net income (loss) attributable to noncontrolling interests	0.1	(0.6)	0.4	(1.7)
Net income attributable to PBF Holding Company LLC	$354.5	$1,597.5	$823.7	$1,580.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$354.6	$1,596.9	$824.1	$1,578.9
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.5)	(0.6)	(0.1)	(1.7)
Net gain on pension and other post-retirement benefits	0.1	—	0.1	0.1
Total other comprehensive income (loss)	(0.4)	(0.6)	—	(1.6)
Comprehensive income	354.2	1,596.3	824.1	1,577.3
Less: comprehensive income (loss) attributable to noncontrolling interests	0.1	(0.6)	0.4	(1.7)
Comprehensive income attributable to PBF Holding Company LLC	$354.1	$1,596.9	$823.7	$1,579.0

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Equity

Balance, March 31, 2023	$2,991.2	$(4.0)	$2,460.6	$12.5	$5,460.3
Member distributions	—	—	(440.8)	—	(440.8)
Capital contributions from PBF LLC	610.0	—	—	—	610.0
Distribution of assets to PBF LLC	(844.1)	—	—	—	(844.1)
Stock-based compensation	7.2	—	—	—	7.2
Comprehensive income (loss)	—	(0.4)	354.5	0.1	354.2
Balance, June 30, 2023	$2,764.3	$(4.4)	$2,374.3	$12.6	$5,146.8

Balance, March 31, 2022	$2,892.8	$19.3	$(510.0)	$11.1	$2,413.2
Member distributions	—	—	(7.7)	—	(7.7)
Capital contributions from PBF LLC	9.0	—	—	—	9.0
Stock-based compensation	6.6	—	—	—	6.6
Comprehensive income (loss)	—	(0.6)	1,597.5	(0.6)	1,596.3
Other	—	—	—	0.4	0.4
Balance, June 30, 2022	$2,908.4	$18.7	$1,079.8	$10.9	$4,017.8

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Equity

Balance, December 31, 2022	$2,959.7	$(4.4)	$2,649.6	$12.2	$5,617.1
Member distributions	—	—	(1,099.0)	—	(1,099.0)
Capital contributions from PBF LLC	635.0	—	—	—	635.0
Distribution of assets to PBF LLC	(844.1)	—	—	—	(844.1)
Stock-based compensation expense	13.7	—	—	—	13.7
Comprehensive income	—	—	823.7	0.4	824.1
Balance, June 30, 2023	$2,764.3	$(4.4)	$2,374.3	$12.6	$5,146.8

Balance, December 31, 2021	$2,870.2	$20.3	$(489.3)	$12.2	$2,413.4
Member distributions	—	—	(11.5)	—	(11.5)
Capital contributions from PBF LLC	25.0	—	—	—	25.0
Stock-based compensation	13.2	—	—	—	13.2
Comprehensive income (loss)	—	(1.6)	1,580.6	(1.7)	1,577.3
Other	—	—	—	0.4	0.4
Balance, June 30, 2022	$2,908.4	$18.7	$1,079.8	$10.9	$4,017.8

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$824.1	$1,578.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280.7	233.5
Stock-based compensation	18.9	14.5
Change in fair value of catalyst obligations	(1.2)	(2.3)
Deferred income taxes	0.1	(9.3)
Non-cash change in inventory repurchase obligations	8.5	(3.4)
Change in fair value of contingent consideration, net	(32.9)	127.7
Gain on extinguishment of debt	—	(3.8)
Pension and other post-retirement benefit costs	23.9	23.8
(Gain) loss on sale of assets	(1.4)	0.3

Changes in operating assets and liabilities:
Accounts receivable	99.5	(690.0)
Due to/from affiliates	(9.5)	(14.8)
Inventories	(68.7)	(471.3)
Prepaid and other current assets	(36.4)	(140.3)
Accounts payable	(202.1)	398.5
Accrued expenses	(322.5)	1,100.0
Deferred revenue	37.3	42.8
Other assets and liabilities	(19.4)	(28.6)
Net cash provided by operating activities	$598.9	$2,156.2

Cash flows from investing activities:
Expenditures for property, plant and equipment	(442.0)	(223.4)
Expenditures for deferred turnaround costs	(268.0)	(166.8)
Expenditures for other assets	(35.0)	(43.6)
Proceeds from sale of assets	4.4	—
Net cash used in investing activities	$(740.6)	$(433.8)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Contributions from PBF LLC	$635.0	$25.0
Distributions to members	(1,099.0)	(11.6)
Repurchase of 2028 6.00% Senior Notes	—	(21.1)
Repurchase of 2025 7.25% Senior Notes	—	(4.8)
Payment of contingent consideration	(80.1)	—
Repayments of revolver borrowings	—	(900.0)
Payments on financing leases	(5.8)	(5.7)
Proceeds from insurance premium financing	35.0	32.4
Deferred financing costs and other, net	(0.5)	(32.2)
Net cash used in financing activities	$(515.4)	$(918.0)

Net change in cash and cash equivalents	(657.1)	804.4
Cash and cash equivalents, beginning of period	2,153.9	1,305.7
Cash and cash equivalents, end of period	$1,496.8	$2,110.1

Supplemental cash flow disclosures
Non-cash activities:
Distribution of assets to PBF Energy Company LLC	$844.1	$—
Accrued and unpaid capital expenditures	108.6	118.9
Assets acquired or remeasured under operating and financing leases	174.8	31.3
Cash paid during the period for:
Interest (net of capitalized interest of $28.1 million and $9.2 million in 2023 and 2022, respectively)	$46.0	$131.0
Income taxes	1.4	0.8

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interest in, PBF LLC as of June 30, 2023. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC (“PRC”), Delaware City Refining Company LLC (“DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and Martinez Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBF GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBF GP is wholly-owned by PBF LLC. In a series of transactions, PBF Holding has distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX (as described in “Note 6 - Related Party Transactions”).
On June 27, 2023, the Company distributed to PBF LLC, which in turn contributed to St. Bernard Renewables LLC (“SBR”), approximately $739.8 million in assets related to the renewable diesel facility co-located with the Company’s Chalmette refinery in Louisiana. The Company has no interest in SBR, which is jointly owned by a subsidiary of PBF LLC and its partner, Eni Sustainable Mobility US Inc., a subsidiary of Eni SpA. Additionally, the Company distributed to PBF LLC, which in turn contributed to one of its subsidiaries, Chalmette Refining Service Company LLC (“CRSC”), approximately $103.8 million in assets. The Company has no interest in CRSC, which is owned by PBF LLC.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of June 30, 2023 or December 31, 2022.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. INVENTORIES
Inventories consisted of the following:

June 30, 2023
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,200.1	$140.2	$1,340.3
Refined products and blendstocks	1,254.2	93.9	1,348.1
Warehouse stock and other	143.9	—	143.9
	$2,598.2	$234.1	$2,832.3
Lower of cost or market adjustment	—	—	—
Total inventories	$2,598.2	$234.1	$2,832.3

December 31, 2022
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,195.2	$140.9	$1,336.1
Refined products and blendstocks	1,244.7	40.9	1,285.6
Warehouse stock and other	141.9	—	141.9
	$2,581.8	$181.8	$2,763.6
Lower of cost or market adjustment	—	—	—
Total inventories	$2,581.8	$181.8	$2,763.6
PBF Holding and its subsidiaries, DCR, PRC and Chalmette Refining (collectively, the “PBF Entities”), entered into an inventory intermediation agreement (as amended and restated from time to time, the “Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”).
Pursuant to the Third Inventory Intermediation Agreement, J. Aron purchased and held title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the “Refineries”) and delivered into storage tanks at the Refineries (the “Storage Tanks”). The J. Aron Products were sold back to the Company as the J. Aron Products were discharged out of the Storage Tanks. These purchases and sales were settled daily, and pricing was trued-up monthly at the market prices related to those J. Aron Products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the Refineries to J. Aron. Additionally, J. Aron had the right to store the J. Aron Products purchased in Storage Tanks under the Third Inventory Intermediation Agreement and retained these storage rights for the term of the agreement. PBF Holding continues to market and sell the J. Aron Products independently to third parties. On June 28, 2023, the PBF Entities entered into a second amendment of the Third Inventory Intermediation Agreement to amend certain provisions in order to allow for the early termination of the Third Inventory Intermediation Agreement effective as of July 31, 2023. Following the early termination, the Company owns all of the inventory previously held by J. Aron.
As of June 30, 2023 and December 31, 2022 there was no lower of cost or market adjustment recorded as the replacement value of inventories exceeded the last-in, first-out carrying value.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Inventory-related accruals	$1,659.5	$1,417.4
Renewable energy credit and emissions obligations (a)	792.3	1,361.1
Inventory intermediation agreement (b)	177.8	98.3
Accrued transportation costs	159.8	127.3
Excise and sales tax payable	137.9	123.8
Accrued salaries and benefits	114.4	172.9
Accrued refinery maintenance and support costs	65.2	48.1
Accrued utilities	51.8	105.4
Accrued capital expenditures	45.5	85.7
Contingent consideration	29.4	81.6
Accrued interest	20.2	20.1
Environmental liabilities	13.7	14.1
Current finance lease liabilities	11.7	11.7
Other	58.5	23.5
Total accrued expenses	$3,337.7	$3,691.0
__________________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of June 30, 2023, the Company had entered into approximately $501.2 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. Our RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s AB 32 liability is part of an ongoing triennial period program which will be settled through 2024.
(b) The Company had the obligation to repurchase the J. Aron Products that were held in its Storage Tanks in accordance with the Third Inventory Intermediation Agreement. As of June 30, 2023 and December 31, 2022, a liability was recognized based on the repurchase obligation under the Third Inventory Intermediation Agreement for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other. As described in “Note 3 - Inventories”, the Company amended this agreement to allow for an early termination effective July 31, 2023.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(in millions)	June 30, 2023	December 31, 2022
2028 Senior Notes	$801.6	$801.6
2025 Senior Notes	664.5	664.5
Revolving Credit Facility	—	—
Catalyst financing arrangements	2.7	4.0
	1,468.8	1,470.1
Unamortized premium	—	—
Unamortized deferred financing costs	(27.3)	(35.2)
Long-term debt	$1,441.5	$1,434.9
As of June 30, 2023, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.

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
Contribution Agreements
Immediately prior to the closing of certain contribution agreements, which PBF LLC entered into with PBFX (collectively referred to as the “Contribution Agreements”), the Company contributed certain assets to PBF LLC. PBF LLC in turn contributed those assets to PBFX pursuant to the Contribution Agreements. Certain proceeds received by PBF LLC from PBFX in accordance with the Contribution Agreements were subsequently contributed by PBF LLC to the Company. There were no agreements entered into during the three and six months ended June 30, 2023.
Commercial Agreements
The Company has entered into long-term, fee-based commercial agreements with PBFX relating to assets associated with the Contribution Agreements, the majority of which include a minimum volume commitment and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various pipeline, rail and truck terminaling and storage services to the Company and the Company has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. The Company believes the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement (each as defined below) with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. There were no agreements entered into during the three and six months ended June 30, 2023.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$2.1	$4.3	$4.3
Omnibus Agreement	2.1	2.3	3.9	4.1
Total expenses under affiliate agreements	84.8	79.6	173.8	155.6
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $113.3 million as of June 30, 2023 ($117.0 million as of December 31, 2022), and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $154.6 million and $155.6 million at June 30, 2023 and December 31, 2022, respectively, of which $140.9 million and $141.5 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
In connection with the acquisition of the Martinez refinery and related logistics assets, the sale and purchase agreement dated June 11, 2019 included an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to Equilon Enterprises LLC d/b/a Shell Oil Products US, based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). Upon acquisition of the refinery, the Company recorded the estimated acquisition date fair value of the earn-out provision as contingent consideration of $77.3 million within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheet. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statements of Operations. The fair value of the Martinez Contingent Consideration was estimated to be $29.4 million as of June 30, 2023 and is included within Accrued expenses within the Company’s Condensed Consolidated Balance Sheet. The fair value of the Martinez Contingent Consideration was estimated to be $147.3 million as of December 31, 2022 (of which approximately $80.0 million was included within Accrued expenses and paid in April 2023).

8. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$11.9	$13.9	$24.0	$27.8
Interest cost	4.6	1.9	8.9	3.9
Expected return on plan assets	(4.8)	(4.3)	(9.6)	(8.7)
Net periodic benefit cost	$11.7	$11.5	$23.3	$23.0

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Post-Retirement Medical Plan	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	0.1	0.2	0.3	0.3
Amortization of prior service cost and actuarial loss	—	—	—	0.1
Net periodic benefit cost	$0.2	$0.4	$0.6	$0.8

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended June 30,
(in millions)	2023	2022
Gasoline and distillates	$8,142.1	$12,520.9
Asphalt and blackoils	385.0	667.2
Feedstocks and other	349.8	451.9
Chemicals	174.2	291.2
Lubricants	97.3	132.8
Total Revenues	$9,148.4	$14,064.0

	Six Months Ended June 30,
(in millions)	2023	2022
Gasoline and distillates	$16,374.7	$20,558.6
Asphalt and blackoils	788.2	1,126.1
Feedstocks and other	767.6	786.8
Chemicals	314.4	498.2
Lubricants	189.0	222.5
Total Revenues	$18,433.9	$23,192.2
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $74.8 million and $37.5 million as of June 30, 2023 and December 31, 2022, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
The income tax provision in the PBF Holding Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Current income tax expense (benefit)	$0.2	$—	$(0.7)	$—
Deferred income tax (benefit) expense	(0.2)	(1.2)	0.1	(9.3)
Total income tax benefit	$—	$(1.2)	$(0.6)	$(9.3)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2023 and December 31, 2022.
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

	As of June 30, 2023
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$125.4	$—	$—	$125.4	N/A	$125.4
Commodity contracts	20.3	33.8	11.9	66.0	(49.4)	16.6
Derivatives included within inventory intermediation agreement obligations	—	16.6	—	16.6	—	16.6
Liabilities:
Commodity contracts	13.4	36.0	—	49.4	(49.4)	—
Catalyst obligations	—	2.7	—	2.7	—	2.7
Renewable energy credit and emissions obligations	—	792.3	—	792.3	—	792.3
Contingent consideration obligation	—	—	29.4	29.4	—	29.4

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2022
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$106.5	$—	$—	$106.5	N/A	$106.5
Commodity contracts	33.8	15.7	—	49.5	(35.6)	13.9
Derivatives included within inventory intermediation agreement obligations	—	25.1	—	25.1	—	25.1
Liabilities:
Commodity contracts	20.6	11.8	3.2	35.6	(35.6)	—
Catalyst obligations	—	4.0	—	4.0	—	4.0
Renewable energy credit and emissions obligations	—	1,361.1	—	1,361.1	—	1,361.1
Contingent consideration obligation	—	—	147.3	147.3	—	147.3

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
•The contingent consideration obligation at June 30, 2023 and December 31, 2022 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2023 and December 31, 2022, $18.8 million and $18.6 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Balance at beginning of period	$123.4	$79.5	$150.5	$29.4
Additions	—	—	—	—
Settlements	(78.2)	—	(83.6)	—
Unrealized (gain) loss included in earnings	(27.7)	77.6	(49.4)	127.7
Balance at end of period	$17.5	$157.1	$17.5	$157.1
There were no transfers between levels during the three and six months ended June 30, 2023 or the three and six months ended June 30, 2022.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
(In millions)	Carrying value	Fair value	Carrying value	Fair value
2028 Senior Notes (a)	$801.6	$747.9	$801.6	$703.7
2025 Senior Notes (a)	664.5	664.6	664.5	656.0
Catalyst financing arrangements (b)	2.7	2.7	4.0	4.0
	1,468.8	1,415.2	1,470.1	1,363.7
Unamortized premium	—	n/a	—	n/a
Less - Unamortized deferred financing costs	(27.3)	n/a	(35.2)	n/a
Long-term debt	$1,441.5	$1,415.2	$1,434.9	$1,363.7
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
As of June 30, 2023 and December 31, 2022, there were 1,896,752 and 1,945,994 barrels of crude oil and feedstocks outstanding under these derivative instruments designated as fair value hedges, respectively. As of June 30, 2023, there were 1,360,170 barrels of intermediates and refined products (780,734 barrels at December 31, 2022) outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2023, there were 17,689,000 barrels of crude oil and 11,686,400 barrels of refined products (17,890,000 and 12,175,200, respectively, as of December 31, 2022), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of June 30, 2023 and December 31, 2022, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
June 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$16.6
December 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$25.1

Derivatives not designated as hedging instruments:
June 30, 2023:
Commodity contracts	Accounts receivable	$16.6
December 31, 2022:
Commodity contracts	Accounts receivable	$13.9

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended June 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(12.7)
For the three months ended June 30, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(37.3)
For the six months ended June 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(8.5)
For the six months ended June 30, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$3.4

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2023:
Commodity contracts	Cost of products and other	$23.3
For the three months ended June 30, 2022:
Commodity contracts	Cost of products and other	$(25.2)
For the six months ended June 30, 2023:
Commodity contracts	Cost of products and other	$38.1
For the six months ended June 30, 2022:
Commodity contracts	Cost of products and other	$(52.1)

Hedged items designated in fair value hedges:
For the three months ended June 30, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$12.7
For the three months ended June 30, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$37.3
For the six months ended June 30, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$8.5
For the six months ended June 30, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(3.4)
The Company had no ineffectiveness related to the fair value hedges for the three and six months ended June 30, 2023 or the three and six months ended June 30, 2022.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. SUBSEQUENT EVENTS
Dividend Declared
On August 3, 2023, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.20 per share on its outstanding Class A common stock. The dividend is payable on August 31, 2023 to PBF Energy Class A common stockholders of record at the close of business on August 17, 2023.
Early Termination of the Inventory Intermediation Agreement
On July 31, 2023, in conjunction with the early termination of the Third Inventory Intermediation Agreement, the Company made a provisional payment of $268.0 million for the inventory previously held by J. Aron and the related costs associated with exiting the agreement.

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
Distribution of assets
On June 27, 2023, we distributed to PBF LLC, which in turn contributed to St. Bernard Renewables LLC (“SBR”), approximately $739.8 million in assets related to the renewable diesel facility co-located with the Company’s Chalmette refinery in Louisiana (the “Renewable Diesel Facility”). We have no interest in SBR, which is jointly owned by a subsidiary of PBF LLC and its partner, Eni Sustainable Mobility US Inc., a subsidiary of Eni SpA. Additionally, we distributed to PBF LLC, which in turn contributed to one of its subsidiaries, Chalmette Refining Service Company LLC (“CRSC”), approximately $103.8 million in assets. The Company has no interest in CRSC, which is owned by PBF LLC.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Agreements with PBFX
PBFX is a limited partnership formed by our indirect parent company, PBF Energy, to own or lease, operate, develop and acquire crude oil, refined petroleum products and natural gas terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas and intermediates from sources located throughout the United States and Canada for PBF Energy in support of certain of our refineries, as well as for third-party customers.
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
Summary of Transactions with PBFX
A summary of affiliate transactions with PBFX is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$2.1	$4.3	$4.3
Omnibus Agreement	2.1	2.3	3.9	4.1
Total expenses under affiliate agreements	84.8	79.6	173.8	155.6

Results of Operations
The following tables reflect our financial and operating highlights for the three and six months ended June 30, 2023 and 2022 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$9,148.4	$14,064.0	$18,433.9	$23,192.2
Cost and expenses:
Cost of products and other	7,988.2	11,455.8	15,867.9	19,733.3
Operating expenses (excluding depreciation and amortization expense as reflected below)	571.4	613.8	1,320.4	1,209.4
Depreciation and amortization expense	133.0	110.9	265.9	219.8
Cost of sales	8,692.6	12,180.5	17,454.2	21,162.5
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	100.8	145.9	157.9	195.2
Depreciation and amortization expense	2.3	1.9	4.2	3.8
Change in fair value of contingent consideration, net	(16.6)	77.6	(32.9)	127.7
Loss (gain) on sale of assets	0.2	0.2	(1.4)	0.3
Total cost and expenses	8,779.3	12,406.1	17,582.0	21,489.5
Income from operations	369.1	1,657.9	851.9	1,702.7
Other income (expense):
Interest expense, net	(15.1)	(75.4)	(30.0)	(143.6)
Change in fair value of catalyst obligations	0.5	7.2	1.2	2.3
Gain on extinguishment of debt	—	3.8	—	3.8
Other non-service components of net periodic benefit cost	0.1	2.2	0.4	4.4
Income before income taxes	354.6	1,595.7	823.5	1,569.6
Income tax benefit	—	(1.2)	(0.6)	(9.3)
Net income	354.6	1,596.9	824.1	1,578.9
Less: net income (loss) attributable to noncontrolling interests	0.1	(0.6)	0.4	(1.7)
Net income attributable to PBF Holding Company LLC	$354.5	$1,597.5	$823.7	$1,580.6
Consolidated gross margin	$455.8	$1,883.5	$979.7	$2,029.7
Gross refining margin (1)	$1,160.2	$2,608.2	$2,566.0	$3,458.9
_____________________
(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Key Operating Information
Production (bpd in thousands)	945.7	958.8	902.3	901.6
Crude oil and feedstocks throughput (bpd in thousands)	935.8	942.2	893.7	887.7
Total crude oil and feedstocks throughput (millions of barrels)	85.2	85.8	161.8	160.7
Consolidated gross margin per barrel of throughput	$5.35	$21.96	$6.06	$12.64
Gross refining margin, excluding special items, per barrel of throughput (1)	$13.62	$30.41	$15.86	$21.54
Refinery operating expense, per barrel of throughput	$6.71	$7.16	$8.16	$7.53

Crude and feedstocks (% of total throughput) (2)
Heavy	27%	31%	27%	33%
Medium	35%	34%	34%	33%
Light	21%	20%	21%	19%
Other feedstocks and blends	17%	15%	18%	15%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	48%	47%	48%	48%
Distillates and distillate blendstocks	33%	36%	33%	35%
Lubes	1%	1%	1%	1%
Chemicals	1%	1%	1%	2%
Other	18%	17%	18%	16%
Total yield	101%	102%	101%	102%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars per barrel, except as noted)
Dated Brent crude oil	$78.21	$113.93	$79.65	$107.84
West Texas Intermediate (WTI) crude oil	$73.56	$108.77	$74.76	$101.99
Light Louisiana Sweet (LLS) crude oil	$75.62	$110.33	$77.26	$103.91
Alaska North Slope (ANS) crude oil	$78.26	$112.17	$78.64	$104.15
Crack Spreads
Dated Brent (NYH) 2-1-1	$28.66	$55.26	$30.09	$38.47
WTI (Chicago) 4-3-1	$27.82	$44.53	$28.44	$31.24
LLS (Gulf Coast) 2-1-1	$26.41	$50.39	$30.26	$37.27
ANS (West Coast-LA) 4-3-1	$33.73	$53.56	$36.08	$43.20
ANS (West Coast-SF) 3-2-1	$33.56	$56.14	$36.36	$42.76
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.65	$5.16	$4.89	$5.85
Dated Brent less Maya (heavy, sour)	$14.70	$9.99	$16.58	$11.11
Dated Brent less WTS (sour)	$4.76	$5.64	$5.18	$6.19
Dated Brent less ASCI (sour)	$5.17	$8.75	$6.28	$8.69
WTI less WCS (heavy, sour)	$13.49	$18.52	$16.42	$16.96
WTI less Bakken (light, sweet)	$(1.74)	$(3.97)	$(2.32)	$(3.73)
WTI less Syncrude (light, sweet)	$(2.88)	$(4.38)	$(2.99)	$(2.03)
WTI less LLS (light, sweet)	$(2.05)	$(1.56)	$(2.50)	$(1.92)
WTI less ANS (light, sweet)	$(4.70)	$(3.40)	$(3.87)	$(2.16)
Effective RIN basket price	$7.68	$7.68	$7.93	$6.98
Natural gas (dollars per MMBTU)	$2.33	$7.50	$2.54	$6.04
Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Overview— Net income was $354.6 million for the three months ended June 30, 2023 compared to net income of $1,596.9 million for the three months ended June 30, 2022.
Our results for the three months ended June 30, 2023 were positively impacted by a special item consisting of a change in fair value of contingent consideration associated with the acquisition of the Martinez refinery and logistic assets (the “Martinez Contingent Consideration”) of $16.6 million. Our results for the three months ended June 30, 2022 were negatively impacted by special items consisting of a change in fair value of the Martinez Contingent Consideration of $77.6 million, partially offset by a gain on the extinguishment of debt associated with the repurchase of a portion of the 6.0% senior unsecured notes due 2028 (the “2028 Senior Notes”) and the 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”) of $3.8 million.

Excluding the impact of these special items, when comparing our results to the three months ended June 30, 2022, refined products margins were less favorable as the prior year benefited from global supply disruption, caused in large part by the conflict between Russia and Ukraine. In addition, our results for the three months ended June 30, 2023 were impacted by lower average throughput volumes and on average less barrels sold at the majority of our refineries due to a year-over-year higher level of planned maintenance activity.
Revenues— Revenues totaled $9.1 billion for the three months ended June 30, 2023 compared to $14.1 billion for the three months ended June 30, 2022, a decrease of approximately $5.0 billion, or 35.5%. Revenues per barrel were $95.56 and $146.12 for the three months ended June 30, 2023 and 2022, respectively, a decrease of 34.6% directly related to lower hydrocarbon commodity prices. For the three months ended June 30, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 304,100 bpd, 158,500 bpd, 169,300 bpd and 303,900 bpd, respectively. For the three months ended June 30, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 292,100 bpd, 161,700 bpd, 199,500 bpd and 288,900 bpd, respectively. For the three months ended June 30, 2023, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 348,300 bpd, 162,900 bpd, 178,100 bpd and 362,800 bpd, respectively. For the three months ended June 30, 2022, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 339,500 bpd, 167,500 bpd, 213,900 bpd and 336,800 bpd, respectively.
Average throughput rates at our refineries were lower in the three months ended June 30, 2023 compared to the same period in 2022. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $455.8 million for the three months ended June 30, 2023 compared to $1,883.5 million for the three months ended June 30, 2022, a decrease of approximately $1,427.7 million. Gross refining margin (as described below in Non-GAAP Financial Measures) and gross refining margin excluding special items totaled $1,160.2 million, or $13.62 per barrel of throughput for the three months ended June 30, 2023 compared to $2,608.2 million, or $30.41 per barrel of throughput for the three months ended June 30, 2022, a decrease of approximately $1,448.0 million.
During the three months ended June 30, 2023 and June 30, 2022, our margin calculations were not impacted by special items. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in crack spreads and crude oil differentials and lower throughput volumes and barrels sold at certain of our refineries.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $289.1 million for the three months ended June 30, 2023 in comparison to $432.7 million for three months ended months ended June 30, 2022.
Average industry margins were lower during the three months ended June 30, 2023 in comparison to the same period in 2022, primarily due to decreases in regional demand and lower movements in refining margins as a result of lower crack spreads and crude oil differentials.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $28.66 per barrel, or 48.1% lower, in the three months ended June 30, 2023, as compared to $55.26 per barrel in the same period in 2022. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthening Dated Brent/Maya and WTI/Bakken differentials, which increased by $4.71 and $2.23 per barrel, respectively, in comparison to the same period in 2022. The WTI/WCS differential decreased to $13.49 per barrel in the three months ended June 30, 2023 compared to $18.52 in the same period in 2022, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $27.82 per barrel, or 37.5% lower, in the three months ended June 30, 2023 as compared to $44.53 per barrel in the same period in 2022. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged a premium of $1.74 per barrel in the three months ended June 30, 2023, as compared to a premium of $3.97 per barrel in the same period in 2022. Additionally, the WTI/Syncrude differential averaged a premium $2.88 per barrel during the three months ended June 30, 2023 as compared to a premium of $4.38 per barrel in the same period of 2022.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $26.41 per barrel, or 47.6% lower, in the three months ended June 30, 2023 as compared to $50.39 per barrel in the same period in 2022. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.05 per barrel during the three months ended June 30, 2023 as compared to a premium of $1.56 per barrel in the same period of 2022.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $33.73 per barrel, or 37.0% lower, in the three months ended June 30, 2023 as compared to $53.56 per barrel in the same period in 2022. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $33.56 per barrel, or 40.2% lower, in the three months ended June 30, 2023 as compared to $56.14 per barrel in the same period in 2022. Our margins on the West Coast were negatively impacted from our refinery specific slate by weakened WTI/ANS differential, which averaged a premium of $4.70 per barrel during the three months ended June 30, 2023 as compared to a premium of $3.40 per barrel in the same period of 2022.
Operating Expenses— Operating expenses totaled $571.4 million, or $6.71 per barrel of throughput, for the three months ended June 30, 2023 compared to $613.8 million, or $7.16 per barrel of throughput, for the three months ended June 30, 2022, a decrease of $42.4 million, or 6.9%. The decrease in operating expenses was mainly attributable to decreases in natural gas prices across our refineries when compared to the same period in 2022.
General and Administrative Expenses— General and administrative expenses totaled $100.8 million for the three months ended June 30, 2023 compared to $145.9 million for the three months ended June 30, 2022, a decrease of approximately $45.1 million or 30.9%. The decrease in general and administrative expenses for the three months ended June 30, 2023 in comparison to the three months ended June 30, 2022 is primarily related to lower employee-related expenses, including the recognition of incentive compensation. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (Gain) on Sale of Assets— There was a loss of $0.2 million for both the three months ended June 30, 2023 and June 30, 2022, related primarily to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $135.3 million for the three months ended June 30, 2023 (including $133.0 million recorded within Cost of sales) compared to $112.8 million for the three months ended June 30, 2022 (including $110.9 million recorded within Cost of sales), an increase of $22.5 million. The increase was a result of a general increase to our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2022.

Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a gain of $16.6 million and a loss of $77.6 million for the three months ended June 30, 2023 and June 30, 2022, respectively. These gains and losses were related to the changes in estimated fair value of the Martinez Contingent Consideration.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $0.5 million for the three months ended June 30, 2023 compared to a gain of $7.2 million for the three months ended June 30, 2022. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.
Gain on Extinguishment of Debt— There was no gain or loss on the extinguishment of debt for the three months ended June 30, 2023. There was a gain on the extinguishment of debt of $3.8 million in the three months ended June 30, 2022, related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes.
Interest Expense, net— Interest expense totaled $15.1 million for the three months ended June 30, 2023 compared to $75.4 million for the three months ended June 30, 2022, a decrease of approximately $60.3 million. The net decrease is mainly attributed to the redemption of the 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”) during the third quarter of 2022, as well as no outstanding balance on the PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) as of June 30, 2023. Additionally, there was a $10.8 million increase in interest income earned during the three months ended June 30, 2023 driven by higher interest rates in comparison to the same period in the prior year. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with our third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of the Goldman Sachs Group, Inc. (“J. Aron”), which was terminated effective as of July 31, 2023, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended June 30, 2023 and June 30, 2022, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette refinery in the fourth quarter of 2015 and PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. A de minimis income tax benefit was recorded for the three months ended June 30, 2023 in comparison to an income tax benefit of $1.2 million recorded for the three months ended June 30, 2022, primarily attributable to the results of PBF Ltd.
Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Overview— Net income was $824.1 million for the six months ended June 30, 2023 compared to net income of $1,578.9 million for the six months ended June 30, 2022.
Our results for the six months ended June 30, 2023 were positively impacted by special items consisting of a change in fair value of contingent consideration of $32.9 million related to changes in the estimated fair value of the Martinez Contingent Consideration, and a gain on the sale of a parcel of land at our Torrance refinery of $1.7 million. Our results for the six months ended June 30, 2022 were negatively impacted by special items consisting of a change in fair value of the Martinez Contingent Consideration of $127.7 million, partially offset by a gain on the extinguishment of debt associated with the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $3.8 million.

Excluding the impact of these special items, when comparing our results to the six months ended June 30, 2022, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and crude oil differentials. In addition, refined product margins benefited in the prior year from global supply disruptions, caused in large part by the conflict between Russia and Ukraine. These decreasing metrics have negatively impacted our revenues, gross margin and operating income.
Revenues— Revenues totaled $18.4 billion for the six months ended June 30, 2023 compared to $23.2 billion for the six months ended June 30, 2022, a decrease of approximately $4.8 billion, or 20.7%. Revenues per barrel were $98.63 and $127.97 for the six months ended June 30, 2023 and 2022, respectively, a decrease of 22.9% directly related to lower hydrocarbon commodity prices. For the six months ended June 30, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 315,200 bpd, 126,000 bpd, 169,200 bpd and 283,300 bpd, respectively. For the six months ended June 30, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 277,700 bpd, 149,300 bpd, 181,400 bpd and 279,300 bpd, respectively. For the six months ended June 30, 2023, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 365,000 bpd, 139,400 bpd, 178,250 bpd and 349,800 bpd, respectively. For the six months ended June 30, 2022, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 329,200 bpd, 153,700 bpd, 194,900 bpd and 323,500 bpd, respectively.
Overall average throughput rates were slightly higher in the six months ended June 30, 2023 compared to the same period in 2022, despite turnaround activity at several refineries during the six months ended June 30, 2023. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $979.7 million for the six months ended June 30, 2023, compared to $2,029.7 million for the six months ended June 30, 2022, a decrease of approximately $1,050.0 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,566.0 million, or $15.86 per barrel of throughput for the six months ended June 30, 2023 compared to $3,458.9 million, or $21.54 per barrel of throughput for the six months ended June 30, 2022, a decrease of approximately $892.9 million. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in the crack spreads and crude oil differentials at the majority of our refineries. During the six months ended June 30, 2023 and June 30, 2022, our margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $470.2 million for the six months ended June 30, 2023 compared to $627.1 million for the six months ended June 30, 2022.
Average industry margins were unfavorable during the six months ended June 30, 2023 compared to the same period in 2022, primarily due to decreased refining margins as a result of unfavorable movements in the crack spreads and crude oil differentials at the majority of our refineries.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $30.09 per barrel, or 21.8% lower, in the six months ended June 30, 2023, as compared to $38.47 per barrel in the same period in 2022. Our margins were impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya and WTI/Bakken differentials, which increased by $5.47 per barrel and $1.41 per barrel, respectively, in comparison to the same period in 2022. The WTI/WCS differential decreased to $16.42 per barrel in the six months ended June 30, 2023 compared to $16.96 in the same period in 2022, which unfavorably impacted our cost of heavy Canadian crude.

Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $28.44 per barrel, or 9.0% lower, in the six months ended June 30, 2023 as compared to $31.24 per barrel in the same period in 2022. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by a strengthened WTI/Bakken differential, which increased by $1.41 per barrel, slightly offset by a weakened WTI/Syncrude differential, which decreased by $0.96 per barrel, in comparison to the same period in 2022.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $30.26 per barrel, or 18.8% lower, in the six months ended June 30, 2023 as compared to $37.27 per barrel in the same period in 2022. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.50 per barrel for the six months ended June 30, 2023 as compared to a premium of $1.92 per barrel in the same period of 2022.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $36.08 per barrel, or 16.5% lower, in the six months ended June 30, 2023 as compared to $43.20 per barrel in the same period in 2022. Additionally (West Coast) 3-2-1 industry crack spread was $36.36 per barrel, or 15.0% lower, in the six months ended June 30, 2023 as compared to $42.76 per barrel in the same period in 2022. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $3.87 per barrel for the six months ended June 30, 2023 as compared to a premium of $2.16 per barrel in the same period of 2022.
Operating Expenses— Operating expenses totaled $1,320.4 million, or $8.16 per barrel of throughput, for the six months ended June 30, 2023 compared to $1,209.4 million, or $7.53 per barrel of throughput, for the six months ended June 30, 2022, an increase of approximately $111.0 million, or 9.2%. The increase in operating expenses was mainly attributable to higher maintenance and operational costs due to scheduled turnarounds and increased production.
General and Administrative Expenses— General and administrative expenses totaled $157.9 million for the six months ended June 30, 2023 compared to $195.2 million for the six months ended June 30, 2022, a decrease of approximately $37.3 million or 19.1%. Our general and administrative expenses were lower in comparison to the prior year due to lower employee-related expenses, including the recognition of incentive compensation. General and administrative costs are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss (Gain) on Sale of Assets— There was a net gain of $1.4 million for the six months ended June 30, 2023 related primarily to the sale of a parcel of land at our Torrance refinery. There was a loss of $0.3 million for the six months ended June 30, 2022, related primarily to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $270.1 million for the six months ended June 30, 2023 (including $265.9 million recorded within Cost of sales) compared to $223.6 million for the six months ended June 30, 2022 (including $219.8 million recorded within Cost of sales), an increase of approximately $46.5 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2022.
Change in Fair Value of Contingent Consideration, net— Change in fair value of contingent consideration represented a gain of $32.9 million and a loss of $127.7 million for the six months ended June 30, 2023 and June 30, 2022, respectively. These gains and losses were related to changes in the estimated fair value of the Martinez Contingent Consideration.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $1.2 million for the six months ended June 30, 2023 compared to a gain of $2.3 million for the six months ended June 30, 2022. These gains relate to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we are obligated to repurchase at fair market value upon lease termination.

Gain on Extinguishment of Debt— There was no gain or loss on the extinguishment of debt for the six months ended June 30, 2023. There was a gain on the extinguishment of debt of $3.8 million incurred in the six months ended June 30, 2022, related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes.
Interest Expense, net— Interest expense totaled $30.0 million for the six months ended June 30, 2023 compared to $143.6 million for the six months ended June 30, 2022, a decrease of approximately $113.6 million. The net decrease is mainly attributable to the redemption of the 2025 Senior Secured Notes during the third quarter of 2022, as well as no outstanding balance on our Revolving Credit Facility as of June 30, 2023. Additionally, there was a $27.4 million increase in interest income earned during the six months ended June 30, 2023 driven by higher interest rates in comparison to the prior year. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs associated with the Third Inventory Intermediation Agreement with J. Aron, which was terminated effective as of July 31, 2023, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Benefit— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the six months ended June 30, 2023 and June 30, 2022, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of the Chalmette refinery in the fourth quarter of 2015 and our Canadian subsidiary, PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $0.6 million was recorded for the six months ended June 30, 2023 in comparison to an income tax benefit of $9.3 million recorded for the six months ended June 30, 2022, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to net changes in fair value of contingent consideration, gain on extinguishment of debt and gain on land sale. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended June 30,
	2023		2022
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$9,148.4	$107.43	$14,064.0	$163.99
Less: Cost of sales	8,692.6	102.08	12,180.5	142.03
Consolidated gross margin	$455.8	$5.35	$1,883.5	$21.96
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$455.8	$5.35	$1,883.5	$21.96
Add: Refinery operating expense	571.4	6.71	613.8	7.16
Add: Refinery depreciation expense	133.0	1.56	110.9	1.29
Gross refining margin	$1,160.2	$13.62	$2,608.2	$30.41
Gross refining margin excluding special items	$1,160.2	$13.62	$2,608.2	$30.41

	Six Months Ended June 30,
	2023		2022
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$18,433.9	$113.96	$23,192.2	$144.35
Less: Cost of sales	17,454.2	107.90	21,162.5	131.71
Consolidated gross margin	$979.7	$6.06	$2,029.7	$12.64
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$979.7	$6.06	$2,029.7	$12.64
Add: Refinery operating expense	1,320.4	8.16	1,209.4	7.53
Add: Refinery depreciation expense	265.9	1.64	219.8	1.37
Gross refining margin	$2,566.0	$15.86	$3,458.9	$21.54
Gross refining margin excluding special items	$2,566.0	$15.86	$3,458.9	$21.54

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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$354.6	$1,596.9	$824.1	$1,578.9
Add: Depreciation and amortization expense	135.3	112.8	270.1	223.6
Add: Interest expense, net	15.1	75.4	30.0	143.6
Add: Income tax benefit	—	(1.2)	(0.6)	(9.3)
EBITDA	$505.0	$1,783.9	$1,123.6	$1,936.8
Special Items:(1)
Add: Change in fair value of contingent consideration, net	(16.6)	77.6	(32.9)	127.7
Add: Gain on land sales	—	—	(1.7)	—
Add: Gain on extinguishment of debt	—	(3.8)	—	(3.8)
EBITDA excluding special items	$488.4	$1,857.7	$1,089.0	$2,060.7

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$505.0	$1,783.9	$1,123.6	$1,936.8
Add: Stock-based compensation	9.7	7.4	18.9	14.5
Add: Change in fair value of catalyst obligations	(0.5)	(7.2)	(1.2)	(2.3)
Add: Change in fair value of contingent consideration, net (1)	(16.6)	77.6	(32.9)	127.7
Add: Gain on land sales(1)	—	—	(1.7)	—
Add: Gain on extinguishment of debt (1)	—	(3.8)	—	(3.8)
Adjusted EBITDA	$497.6	$1,857.9	$1,106.7	$2,072.9
——————————
See Notes to Non-GAAP Financial Measures.

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:
(1)    Special items:
Change in fair value of contingent consideration, net - During the three months ended June 30, 2023, we recorded a change in fair value of the Martinez Contingent Consideration which increased income from operations and net income by $16.6 million. During the six months ended June 30, 2023, we recorded a change in fair value of the Martinez Contingent Consideration which increased income from operations and net income by $32.9 million. During the three months ended June 30, 2022, we recorded a change in fair value of the Martinez Contingent Consideration which decreased income from operations and net income by $77.6 million. During the six months ended June 30, 2022, we recorded a change in fair value of the Martinez Contingent Consideration which decreased income from operations and net income by $127.7 million.
Gain on extinguishment of debt - During the three and six months ended June 30, 2022, we recorded a pre-tax gain on extinguishment of debt related to the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes, which increased income before taxes and net income by $3.8 million. There were no such gains during the three and six months ended June 30, 2023.
Gain on land sales - During the six months ended June 30, 2023, we recorded a gain on the sale of a separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased income from operations and net income by $1.7 million. There was no such gain in any other periods presented.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future distributions and debt service requirements, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. As of June 30, 2023, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $598.9 million for the six months ended June 30, 2023 compared to net cash provided by operating activities of $2,156.2 million for the six months ended June 30, 2022. Our operating cash flows for the six months ended June 30, 2023 include our net income of $824.1 million, depreciation and amortization of $280.7 million, pension and other post-retirement benefits costs of $23.9 million, stock-based compensation of $18.9 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $8.5 million, deferred income taxes of $0.1 million, partially offset by a net change in the fair value of the Martinez Contingent Consideration of $32.9 million, gain on sale of assets of $1.4 million and a change in the fair value of our catalyst obligations of $1.2 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $521.8 million, driven by the timing of inventory purchases, payments for accrued expenses and accounts payable, and collections of accounts receivable. The change in accrued expenses was due primarily to a decrease in renewable energy credit and emissions obligations, as a result of a decrease in our unfunded RINs obligation. Our operating cash flows for the six months ended June 30, 2022 included net income of $1,578.9 million and net changes in operating assets and liabilities reflecting cash proceeds of $196.3 million, driven by the timing of inventory purchases, payments for accrued expenses and accounts payable, and collections of accounts receivable. Change in accrued expenses was due primarily to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of June 30, 2022. Our overall increase in cash provided by operating activities also included depreciation and amortization of $233.5 million, change in fair value of the Martinez Contingent Consideration of $127.7 million, pension and other post-retirement benefits costs of $23.8 million, stock-based compensation of $14.5 million, and loss on sale of assets of $0.3 million, partially offset by deferred incomes taxes of $9.3 million, a gain on extinguishment of debt related to the repurchase of a portion of our 2028 Senior Notes and 2025 Senior Notes of $3.8 million, net non-cash charges related to changes in fair value of our inventory repurchase obligations of $3.4 million and change in the fair value of our catalyst obligations of $2.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $740.6 million for the six months ended June 30, 2023 compared to net cash used in investing activities of $433.8 million for the six months ended June 30, 2022. The net cash flows used in investing activities for the six months ended June 30, 2023 was comprised of cash outflows of capital expenditures totaling $442.0 million, expenditures for refinery turnarounds of $268.0 million, and expenditures for other assets of $35.0 million, partially offset by proceeds from the sale of assets of $4.4 million. The net cash used in investing activities for the six months ended June 30, 2022 was comprised of cash outflows of capital expenditures totaling $223.4 million, expenditures for refinery turnarounds of $166.8 million, and expenditures for other assets of $43.6 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $515.4 million for the six months ended June 30, 2023 compared to net cash used in financing activities of $918.0 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, net cash used in financing activities consisted primarily of distributions to members of $1,099.0 million, payments related to the Martinez Contingent Consideration of $80.1 million, payments on finance leases of $5.8 million, and deferred financing costs and other of $0.5 million, partially offset by proceeds from contributions from PBF LLC of $635.0 million and proceeds from insurance premium financing of $35.0 million. For the six months ended June 30, 2022, net cash used in financing activities consisted primarily of net repayments on the Revolving Credit Facility of $900.0 million, $25.9 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, distributions to members of $11.6 million, payments on finance leases of $5.7 million, and deferred financing costs and other of $32.2 million, partially offset by proceeds from insurance premium financing of $32.4 million, and proceeds from contributions from PBF LLC of $25.0 million.
Liquidity
As of June 30, 2023, our operational liquidity was more than $3.7 billion which consists of $1.5 billion of cash, and more than $2.2 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of June 30, 2023, outstanding letters of credit totaled approximately $287.0 million.
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
Working Capital
Our working capital at June 30, 2023 was $1,538.1 million, consisting of $5,847.8 million in total current assets and $4,309.7 million in total current liabilities. Our working capital at December 31, 2022 was $1,715.3 million, consisting of $6,494.5 million in total current assets and $4,779.2 million in total current liabilities.
Capital Spending
Capital spending was $745.0 million for the six months ended June 30, 2023 and was primarily comprised of annual maintenance, turnaround costs at our Delaware City, Toledo, Chalmette, Torrance and Martinez refineries and spending related to the Renewable Diesel Facility. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries. Excluding capital expenditures related to our Renewable Diesel Facility, we currently expect to spend an aggregate of approximately $750.0 million during full-year 2023 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.

Construction of the Renewable Diesel Facility was substantially completed as of June 30, 2023. During the second quarter of 2023, we invested approximately $107.4 million in capital related to the project. The remaining capital expenditures to complete the project are not expected to be material.
Crude and Feedstock Supply Agreements
We currently purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements for our refineries. As part of our term agreements, we currently have various crude supply agreements with terms through 2025 with Shell Oil Products for approximately 145,000 bpd, in the aggregate, to support our West Coast and Mid-Continent refinery operations. In addition, we have certain offtake agreements for our West Coast system with the same counterparty for clean products with varying terms.
Inventory Intermediation Agreement
We entered into the Third Inventory Intermediation Agreement with J. Aron, to support the operations of Delaware City Refining Company LLC (“DCR”), Paulsboro Refining Company LLC (“PRC”) and Chalmette Refining, L.L.C. (“Chalmette Refining”) (collectively, the “PBF Entities”). The Third Inventory Intermediation Agreement was set to expire on December 31, 2024, which could have been further extended by mutual consent of the parties to December 31, 2025. However, on June 28, 2023, the PBF Entities entered into a second amendment of the Third Inventory Intermediation Agreement to amend certain provisions in order to allow for the early termination of the Third Inventory Intermediation Agreement effective as of July 31, 2023. Following the early termination, we own all of the inventory previously held by J. Aron.
At June 30, 2023, the last-in, first-out (“LIFO”) carrying value of the products owned by J. Aron under the Third Inventory Intermediation Agreement included within Inventories in our Condensed Consolidated Balance Sheets was $234.1 million. We accrue a corresponding liability for such crude oil, intermediates and finished products.
Distributions
We make, from time to time, distributions to PBF LLC, if necessary, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
On August 3, 2023, PBF Energy, our indirect parent, announced a dividend of $0.20 per share on its outstanding Class A common stock. The dividend is payable on August 31, 2023 to PBF Energy Class A common stockholders of record at the close of business on August 17, 2023. If necessary, we will make a distribution of up to approximately $25.0 million to PBF LLC, which in turn will make pro-rata distributions of $0.20 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.

Supplemental Guarantor Financial Information
As of June 30, 2023, PBF Services Company LLC, DCR, PBF Power Marketing LLC, PRC, Toledo Refining Company LLC, Chalmette Refining, PBF Western Region LLC, Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC (“MRC”), PBF International Inc. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2025 Senior Notes and the 2028 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated May 30, 2017 and January 24, 2020, among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americans, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2025 Senior Notes and 2028 Senior Notes. The 2025 Senior Notes and 2028 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	June 30, 2023	December 31, 2022
ASSETS
Current assets (1)	$5,638.0	$6,252.0
Non-current assets	5,943.0	6,283.0
Due from non-guarantor subsidiaries	20,486.0	19,487.0

LIABILITIES AND EQUITY
Current liabilities (1)	$4,089.0	$4,569.0
Long-term liabilities	2,584.0	2,634.0
Due to non-guarantor subsidiaries	20,430.0	19,394.0

(1) Includes $16.0 million and $38.5 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of June 30, 2023. Includes $6.3 million and $38.2 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of December 31, 2022. Refer to “Note 6 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Statements of Operations (in millions)	2023	2022	2023	2022
Revenues	$9,067.9	$13,938.7	$18,259.5	$22,962.6
Cost of sales	8,050.1	11,139.7	16,297.4	19,251.5
Gross margin	1,017.8	2,799.0	1,962.1	3,711.1
Income from operations	931.5	2,573.6	1,835.2	3,384.7

Net income	912.9	2,495.2	1,802.3	3,186.3
Net income attributable to PBF Holding Company LLC	912.7	2,495.8	1,801.9	3,188.0

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$568.9	$940.0	$991.1	$1,676.1
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	10.6	41.8	12.9	68.8
Affiliate revenues related to transactions with PBFX (1)	4.2	4.4	8.2	8.4
Affiliate expenses related to transactions with PBFX (1)	84.8	79.6	173.8	155.6
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
At June 30, 2023 and December 31, 2022, we had gross open commodity derivative contracts representing 29.4 million barrels and 30.1 million barrels, respectively, with an unrealized net gain of $16.6 million and unrealized net gain of $13.9 million, respectively. The open commodity derivative contracts as of June 30, 2023 expire at various times during 2023 and 2024.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 33.5 million barrels and 32.8 million barrels at June 30, 2023 and December 31, 2022, respectively. The average cost of our hydrocarbon inventories was approximately $80.18 and $80.04 per barrel on a LIFO basis at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
Interest Rate Risk
Currently, the maximum commitment under our Revolving Credit Facility is $2.85 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At June 30, 2023, we had no outstanding balance in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $17.6 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of June 30, 2023. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
We currently have multiple outstanding notices of violation (“NOVs”) issued by regulatory authorities for various alleged regulation and permit violations at our refineries. It is not possible to predict the outcome of any of these NOVs or the amount of the penalties that will be assessed in connection with any NOV. If any one or more of them were decided against us, we believe that there would be no material effect on our financial position, results of operations, or liquidity. SEC regulations require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $300,000 or more. On November 24, 2022, the Martinez refinery experienced a spent catalyst release that is currently being investigated by the Bay Area Air Quality Management District (“BAAQMD”), Contra Costa County (“CCC”), the Department of Justice and the Environmental Protection Agency (“EPA”), and the California Department of Fish and Game. On July 11, 2023, the Martinez refinery experienced an unintentional release of petroleum coke dust and has received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health, the CCC, and the EPA. The BAAQMD has issued 29 NOVs relating to the spent catalyst incident to date: 21 for opacity; four for failure to properly operate equipment; one for a public nuisance; one for failure to timely report the nuisance; one for fallout in the community; and one for failure to timely report the fallout. The CCC has issued two NOVs related to the spent catalyst incident. The BAAQMD also issued an NOV relating to the coke incident. No penalties have been assessed with these NOVs but it is reasonable to expect that, individually or in the aggregate, the amount of such penalties may exceed $300,000.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the Court. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On May 12, 2021, plaintiffs filed their Third Amended Complaint (“TAC”) that contained significant changes and new claims, including individual claims, that were not included in the motion for leave to amend plaintiffs presented to the Court. On June 9, 2021, we filed a Motion to Dismiss/Strike the TAC. On June 23,

2021, plaintiffs filed their opposition to our Motion to Dismiss/Strike, to which we filed our reply on July 2, 2021. A hearing on the Motion to Dismiss/Strike the TAC was held on August 2, 2021 and the Court ordered that the TAC be struck and that the parties meet and confer with respect to the complaint. After meeting and conferring, plaintiffs agreed to submit a corrected TAC with changes reflecting the removal of Youssef and the substitution of Navarro as the named Plaintiff. On August 23, 2021, the Court approved the parties’ stipulation to take Navarro’s deposition on September 23, 2021. Also, on August 23, 2021, the Court approved the parties’ stipulation to continue the pretrial dates with the new deadlines. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. On October 29, 2021, we filed our opposition to this motion. On November 15, 2021, plaintiffs filed their reply. On February 8, 2022, the Court held a hearing on plaintiff’s Motion to Appoint Navarro as Class Representative but did not act on the motion. Instead, the Court ordered the parties to submit draft orders for the Court’s consideration. After considering the parties’ proposed orders, on July 5, 2022, the Court issued a final order ruling that Plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of Plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff and required the parties to meet and confer and propose a schedule for the remaining pretrial dates and a trial date. On July 19, 2022, Plaintiff filed a petition with the Ninth Circuit Court of Appeals seeking permission to appeal the District Court’s decertification order finding that Navarro is an inadequate class representative. Our answer to the petition was filed on July 29, 2022. On September 22, 2022, the Ninth Circuit issued an order denying Plaintiffs’ petition for permission to file an interlocutory appeal, confirming that the case will proceed with Navarro as the sole plaintiff. On September 27, 2022, the Plaintiff filed a schedule of pretrial and trial dates with a trial date of July 18, 2023, which was approved by the Court. On January 13, 2023, the Defendants filed a motion for judgment on the pleadings. On January 23, 2023, the Plaintiff filed its opposition to the Defendants’ motion. Defendants’ reply to Plaintiff’s opposition was filed on January 30, 2023. Defendants’ motion was scheduled to be heard by the Court on February 13, 2023. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed Plaintiff’s trespass claim with prejudice and granted Plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. On March 27, 2023, Plaintiff filed a Fourth Amended Complaint (“FAC”) relating to the remaining nuisance claims. On April 7, 2023, we responded to the FAC by filing a motion to dismiss for Plaintiff’s failure to establish standing to bring the nuisance claims. On April 17, 2023, Plaintiff filed its opposition to our motion. On April 24, 2023, we filed our reply to Plaintiff’s opposition. A hearing on our motion was scheduled for May 8, 2023 but, on May 2, 2023, the Court took the hearing on the motion off calendar. On May 23, 2023, the Court denied our motion. Currently, the parties are engaged in discovery and trial is scheduled for January 16, 2024. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.
On September 7, 2021, MRC filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the BAAQMD requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of amendments to Regulation 6-5: Particulate Emissions from Refinery Fluidized Catalytic Cracking Units - 2021 Amendment (“Rule 6-5 Amendment”). MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act (“CEQA”) and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. On December 9, 2022, we filed a Motion to Augment/Correct the Administrative Record regarding various documents that the BAAQMD is currently withholding and do not plan to include in the administrative record. On December 30, 2022, the

BAAQMD filed its opposition to our motion. On January 12, 2023, we filed our reply to the BAAQMD’s opposition. The hearing on our motion was held on February 2, 2023. At the hearing, although the Court partially denied our motion concerning documents where the BAAQMD asserted the attorney client privilege, the Court held that CEQA places a heavy burden on the BAAQMD in justifying withholding documents based on the deliberative privilege. At the Court’s request, the parties agreed to a process whereby they jointly identified approximately 50 of the withheld/redacted documents for the Court to review. The Court ruled on those documents on February 22, 2023, ordering full disclosure of two types of documents related to the BAAQMD’s cost-estimates for the rule. In compliance with the Court’s order, in March 2023, the BAAQMD produced additional or less-redacted versions of previously produced documents. On March 27, 2023, the Court entered a stipulation establishing the schedule going forward with the bench trial currently scheduled for September 20, 2023. On May 26, 2023, we filed our opening brief. The BAAQMD’s opposition brief was filed on July 21, 2023 and our reply brief is due August 18, 2023. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Second Amended and Restated Employment Agreement dated as of May 3, 2023 between Thomas J. Nimbley and PBF Investments LLC. (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on form 8-K dated May 4, 2023 (File No. 001-35764)).

10.2†	Third Amended and Restated Employment Agreement dated as of May 3, 2023 between Matthew C. Lucey and PBF Investments LLC. (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.'s current report on form 8-K dated May 4, 2023 (File No. 001-35764)).

10.3	Second Amendment to the Third Amended and Restated Inventory Intermediation Agreement dated as of October 25, 2021, among J. Aron & Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, and Chalmette Refining, L.L.C, and step-out Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s current report on Form 8-K dated June 29, 2023 (File No. 001-35764)).

22.1*	List of Guarantor Subsidiaries

31.1*	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Karen B. Davis, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Karen B. Davis, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
 ——————————

*	Filed herewith.
†	Indicates management compensatory plan or arrangement.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date:	August 9, 2023	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	August 9, 2023	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)