Form 10-Q
period 2023-09-30
PBF Holding Co LLC; PBF Finance Corp
filed 2023-11-07
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
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
PBF Holding Company LLC has no common stock outstanding. As of November 3, 2023, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

EXPLANATORY NOTE
This combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of September 30, 2023. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC (“PBF GP”) is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2022 of PBF Holding and PBF Finance, which we refer to as our 2022 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•the effects related to, or resulting from geopolitical conflict around the world, including Russia’s military action in Ukraine and the outbreak of armed hostilities between Israel and Hamas, including the imposition of additional sanctions and export controls, the potential expansion of such conflicts to other nations or regions, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
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
•our ability to target and execute expense reduction measures and achieve opportunities to improve our liquidity;
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
•our expectations and timing with respect to our acquisition and investment activity;
•adverse developments in our relationship with both our key employees and unionized employees;
•our indebtedness, including the impact of potential downgrades to our corporate credit rating and/or unsecured notes;
•changes in currency exchange rates, interest rates and capital costs;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility;
•counterparty credit and performance risk exposure related to our supply and inventory intermediation arrangements, if any;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,876.9	$2,153.9
Accounts receivable	1,554.0	1,451.7
Accounts receivable - affiliate	20.8	6.3
Inventories	3,180.9	2,763.6
Prepaid and other current assets	242.8	119.0
Total current assets	6,875.4	6,494.5
Property, plant and equipment, net	4,082.0	4,601.8
Lease right of use assets - third party	811.9	678.3
Lease right of use assets - affiliate	344.2	421.6
Deferred charges and other assets, net	1,068.0	954.0
Total assets	$13,181.5	$13,150.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,206.6	$847.5
Accounts payable - affiliate	54.7	38.2
Accrued expenses	2,746.0	3,691.0
Current operating lease liabilities - third party	130.1	60.5
Current operating lease liabilities - affiliate	111.0	104.5
Deferred revenue	79.1	37.5
Total current liabilities	4,327.5	4,779.2
Long-term debt	1,243.0	1,434.9
Deferred tax liabilities	15.2	21.0
Long-term operating lease liabilities - third party	627.9	551.8
Long-term operating lease liabilities - affiliate	233.2	317.2
Long-term financing lease liabilities - third party	49.1	57.9
Other long-term liabilities	285.9	371.1
Total liabilities	6,781.8	7,533.1
Commitments and contingencies (Note 7)
Equity:
PBF Holding Company LLC equity
Member’s equity	3,244.2	2,959.7
Retained earnings	3,147.8	2,649.6
Accumulated other comprehensive loss	(5.0)	(4.4)
Total PBF Holding Company LLC equity	6,387.0	5,604.9
Noncontrolling interest	12.7	12.2
Total equity	6,399.7	5,617.1
Total liabilities and equity	$13,181.5	$13,150.2

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$10,725.3	$12,752.3	$29,159.2	$35,944.5
Cost and expenses:
Cost of products and other	8,802.2	10,490.2	24,670.1	30,223.5
Operating expenses (excluding depreciation and amortization expense as reflected below)	615.8	620.1	1,936.2	1,829.5
Depreciation and amortization expense	131.2	119.1	397.1	338.9
Cost of sales	9,549.2	11,229.4	27,003.4	32,391.9
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	90.2	161.7	248.1	356.9
Depreciation and amortization expense	2.3	2.0	6.5	5.8
Change in fair value of contingent consideration, net	65.3	3.0	32.4	130.7
Loss (gain) on sale of assets	0.1	—	(1.3)	0.3
Total cost and expenses	9,707.1	11,396.1	27,289.1	32,885.6
Income from operations	1,018.2	1,356.2	1,870.1	3,058.9
Other income (expense):
Interest expense, net	(23.9)	(43.1)	(53.9)	(186.7)
Change in fair value of catalyst obligations	(0.1)	(2.6)	1.1	(0.3)
Loss on extinguishment of debt	(5.7)	(69.9)	(5.7)	(66.1)
Other non-service components of net periodic benefit cost	0.1	2.2	0.5	6.6
Income before income taxes	988.6	1,242.8	1,812.1	2,812.4
Income tax (benefit) expense	(6.4)	10.4	(7.0)	1.1
Net income	995.0	1,232.4	1,819.1	2,811.3
Less: net income (loss) attributable to noncontrolling interests	0.1	0.3	0.5	(1.4)
Net income attributable to PBF Holding Company LLC	$994.9	$1,232.1	$1,818.6	$2,812.7

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$995.0	$1,232.4	$1,819.1	$2,811.3
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.6)	(0.9)	(0.7)	(2.6)
Net gain on pension and other post-retirement benefits	—	0.3	0.1	0.4
Total other comprehensive income (loss)	(0.6)	(0.6)	(0.6)	(2.2)
Comprehensive income	994.4	1,231.8	1,818.5	2,809.1
Less: comprehensive income (loss) attributable to noncontrolling interests	0.1	0.3	0.5	(1.4)
Comprehensive income attributable to PBF Holding Company LLC	$994.3	$1,231.5	$1,818.0	$2,810.5

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, June 30, 2023	$2,764.3	$(4.4)	$2,374.3	$12.6	$5,146.8
Member distributions	—	—	(221.4)	—	(221.4)
Capital contributions from PBF LLC	474.5	—	—	—	474.5
Distribution of assets to PBF LLC	(0.7)	—	—	—	(0.7)
Stock-based compensation	6.1	—	—	—	6.1
Comprehensive income (loss)	—	(0.6)	994.9	0.1	994.4
Balance, September 30, 2023	$3,244.2	$(5.0)	$3,147.8	$12.7	$6,399.7

Balance, June 30, 2022	$2,908.4	$18.7	$1,079.8	$10.9	$4,017.8
Member distributions	—	—	(45.0)	—	(45.0)
Capital contributions from PBF LLC	25.0	—	—	—	25.0
Stock-based compensation	5.3	—	—	—	5.3
Comprehensive income (loss)	—	(0.6)	1,232.1	0.3	1,231.8
Other	—	—	—	1.0	1.0
Balance, September 30, 2022	$2,938.7	$18.1	$2,266.9	$12.2	$5,235.9

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Equity

Balance, December 31, 2022	$2,959.7	$(4.4)	$2,649.6	$12.2	$5,617.1
Member distributions	—	—	(1,320.4)	—	(1,320.4)
Capital contributions from PBF LLC	1,109.5	—	—	—	1,109.5
Distribution of assets to PBF LLC	(844.8)	—	—	—	(844.8)
Stock-based compensation expense	19.8	—	—	—	19.8
Comprehensive income (loss)	—	(0.6)	1,818.6	0.5	1,818.5
Balance, September 30, 2023	$3,244.2	$(5.0)	$3,147.8	$12.7	$6,399.7

Balance, December 31, 2021	$2,870.2	$20.3	$(489.3)	$12.2	$2,413.4
Member distributions	—	—	(56.5)	—	(56.5)
Capital contributions from PBF LLC	50.0	—	—	—	50.0
Stock-based compensation	18.5	—	—	—	18.5
Comprehensive income (loss)	—	(2.2)	2,812.7	(1.4)	2,809.1
Other	—	—	—	1.4	1.4
Balance, September 30, 2022	$2,938.7	$18.1	$2,266.9	$12.2	$5,235.9

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,819.1	$2,811.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	418.8	360.0
Stock-based compensation	27.7	20.7
Change in fair value of catalyst obligations	(1.1)	0.3
Deferred income taxes	(5.9)	0.7
Non-cash change in inventory repurchase obligations	25.1	(21.1)
Change in fair value of contingent consideration, net	32.4	130.7
Loss on extinguishment of debt	5.7	66.1
Pension and other post-retirement benefit costs	35.9	35.7
(Gain) loss on sale of assets	(1.3)	0.3

Changes in operating assets and liabilities:
Accounts receivable	(102.4)	(353.1)
Due to/from affiliates	1.9	(21.2)
Inventories	(331.9)	(184.4)
Prepaid and other current assets	(128.7)	(268.6)
Accounts payable	411.9	(14.1)
Accrued expenses	(1,035.7)	938.2
Deferred revenue	41.6	31.6
Other assets and liabilities	(60.8)	(1.8)
Net cash provided by operating activities	$1,152.3	$3,531.3

Cash flows from investing activities:
Expenditures for property, plant and equipment	(569.5)	(386.9)
Expenditures for deferred turnaround costs	(322.9)	(240.3)
Expenditures for other assets	(39.5)	(51.9)
Proceeds from sale of assets	4.4	—
Net cash used in investing activities	$(927.5)	$(679.1)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Contributions from PBF LLC	$1,109.6	$50.0
Distributions to members	(1,320.5)	(56.6)
Proceeds from 2030 7.875% Senior Notes	496.6	—
Repurchase of 2028 6.00% Senior Notes	—	(21.1)
Redemption of 2025 7.25% Senior Notes	(666.2)	(4.8)
Redemption of 2025 9.25% Senior Secured Notes	—	(1,307.4)
Payment of contingent consideration	(80.1)	—
Proceeds from revolver borrowings	—	400.0
Repayments of revolver borrowings	—	(1,300.0)
Settlement of precious metal catalyst obligations	(3.1)	(37.3)
Payments on financing leases	(11.1)	(8.5)
Proceeds from insurance premium financing	8.7	10.5
Deferred financing costs and other, net	(35.7)	(31.2)
Net cash used in financing activities	$(501.8)	$(2,306.4)

Net change in cash and cash equivalents	(277.0)	545.8
Cash and cash equivalents, beginning of period	2,153.9	1,305.7
Cash and cash equivalents, end of period	$1,876.9	$1,851.5

Supplemental cash flow disclosures
Non-cash activities:
Distribution of assets to PBF Energy Company LLC	$844.8	$—
Accrued and unpaid capital expenditures	64.5	106.3
Assets acquired or remeasured under operating and financing leases	231.2	36.7
Cash paid during the period for:
Interest (net of capitalized interest of $32.9 million and $15.8 million in 2023 and 2022, respectively)	$98.0	$183.1
Income taxes	1.5	1.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interest in, PBF LLC as of September 30, 2023. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC (“PRC”), Delaware City Refining Company LLC (“DCR”), Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC and Martinez Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
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
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of September 30, 2023 or December 31, 2022.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. INVENTORIES
Inventories consisted of the following:

September 30, 2023
(in millions)	Total
Crude oil and feedstocks	$1,533.0
Refined products and blendstocks	1,501.3
Warehouse stock and other	146.6
$3,180.9
Lower of cost or market adjustment	—
Total inventories	$3,180.9

December 31, 2022
(in millions)	Titled Inventory	Inventory Intermediation Agreement	Total
Crude oil and feedstocks	$1,195.2	$140.9	$1,336.1
Refined products and blendstocks	1,244.7	40.9	1,285.6
Warehouse stock and other	141.9	—	141.9
	$2,581.8	$181.8	$2,763.6
Lower of cost or market adjustment	—	—	—
Total inventories	$2,581.8	$181.8	$2,763.6
As of September 30, 2023 and December 31, 2022 there was no lower of cost or market adjustment recorded as the replacement value of inventories exceeded the last-in, first-out carrying value.
On July 31, 2023, the Company terminated the third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) previously entered into by and among PBF Holding and its subsidiaries, DCR, PRC and Chalmette Refining (collectively, the “PBF Entities”), and J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). The Company made a payment of $268.0 million for the inventory previously held by J. Aron, inclusive of $13.5 million of related costs associated with exiting the agreement. Pursuant to the Third Inventory Intermediation Agreement, J. Aron had purchased and held title to certain inventory, including crude oil, intermediate and certain finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the “Refineries”) and delivered into storage tanks at the Refineries (the “Storage Tanks”). Following the early termination, the Company owns all of the inventory previously held by J. Aron.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Inventory-related accruals	$1,517.8	$1,417.4
Renewable energy credit and emissions obligations (a)	453.6	1,361.1
Accrued transportation costs	171.6	127.3
Accrued salaries and benefits	160.4	172.9
Excise and sales tax payable	124.3	123.8
Contingent consideration	94.7	81.6
Accrued refinery maintenance and support costs	73.4	48.1
Accrued utilities	62.9	105.4
Accrued capital expenditures	37.7	85.7
Environmental liabilities	13.8	14.1
Current finance lease liabilities	12.2	11.7
Accrued interest	10.5	20.1
Inventory intermediation agreement (b)	—	98.3
Other	13.1	23.5
Total accrued expenses	$2,746.0	$3,691.0
__________________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain our facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of September 30, 2023, the Company had entered into approximately $289.0 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. Our RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s AB 32 liability is part of an ongoing triennial period program which will be settled in 2024.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has entered into agreements with SBR and/or its subsidiary that allow the Company to purchase environmental credits and hydrocarbon products at its election. The Company does not have any obligation to buy a specific amount of environmental credits under such agreements unless otherwise agreed. During the three months ended September 30, 2023, the Company had related party transactions with SBR, pursuant to ASC 850, Related Party Disclosures. The Company had sales of $6.4 million, which are included in revenues, that consist primarily of refined product sales. The Company also had purchases of $151.3 million, included in cost of products and other, consisting of purchases of environmental credits and hydrocarbon products.
(b) The Company had the obligation to repurchase the J. Aron Products that were held in its Storage Tanks in accordance with the Third Inventory Intermediation Agreement. As of December 31, 2022, a liability was recognized based on the repurchase obligation under the Third Inventory Intermediation Agreement for the J. Aron owned inventory held in the Company’s Storage Tanks, with any change in the market price being recorded in Cost of products and other. As described in “Note 3 - Inventories”, the Company early terminated this agreement on July 31, 2023.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. CREDIT FACILITIES AND DEBT
Debt outstanding consists of the following:

(in millions)	September 30, 2023	December 31, 2022
2028 Senior Notes	$801.6	$801.6
2030 Senior Notes	500.0	—
2025 Senior Notes	—	664.5
Revolving Credit Facility	—	—
Catalyst financing arrangements	—	4.0
	1,301.6	1,470.1
Less — Current debt	—	—
Unamortized discount	(3.3)	—
Unamortized deferred financing costs	(55.3)	(35.2)
Long-term debt	$1,243.0	$1,434.9
Senior Notes
2030 Senior Notes
On August 21, 2023, PBF Holding entered into an indenture among PBF Holding and PBF Finance (together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”), Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $500.0 million in aggregate principal amount of 7.875% senior unsecured notes due 2030 (the “2030 Senior Notes”) at an issue price of 99.324%. The Issuers received net proceeds of approximately $488.8 million from the offering after deducting the initial purchasers’ discount and estimated offering expenses. The Company used the net proceeds, together with cash on hand, to fully redeem the outstanding 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”), including accrued and unpaid interest, on September 13, 2023.
The 2030 Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2030 Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility, as defined below, and the Issuers’ outstanding 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”). The 2030 Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2030 Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2030 Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.
In addition, the 2030 Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the Issuer’s and their restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue certain preferred stock; make equity distributions, pay dividends on or repurchase capital stock or make other restricted payments; enter into transactions with affiliates; create liens; engage in mergers and consolidations or otherwise sell all or substantially all of the Issuers’ assets; designate subsidiaries as unrestricted subsidiaries; make certain investments; and limit the ability of restricted subsidiaries to make payments to PBF Holding. These covenants are subject to a number of important exceptions and qualifications. Many of these covenants will cease to apply or will be modified following a covenant termination event, including the attainment of an investment grade rating of the 2030 Senior Notes.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At any time prior to September 15, 2026, the Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2030 Senior Notes in an amount not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 107.875% of the principal amount of the 2030 Senior Notes, plus any accrued and unpaid interest through the date of redemption; provided that at least 65% of the aggregate principal amount of the notes originally issued under the indenture governing the 2030 Senior Notes remains outstanding immediately after the occurrence of each such redemption. On or after September 15, 2026, the Issuers may redeem all or part of the 2030 Senior Notes, in each case at the redemption prices described in the indenture, together with any accrued and unpaid interest through the date of redemption. In addition, prior to September 15, 2026, the Issuers may redeem all or part of the 2030 Senior Notes at a “make-whole” redemption price described in the indenture, together with any accrued and unpaid interest through the date of redemption.
Upon a change of control that results in a ratings decline, the Issuers will be required to make an offer to purchase the 2030 Senior Notes at a purchase price of 101% of the principal amount of the 2030 Senior Notes on the date of purchase plus accrued interest. Prior to a covenant termination event, in connection with certain asset dispositions, the Issuers may be required to use the net cash proceeds of the asset disposition (subject to a right to reinvest such net cash proceeds) to make an offer to purchase the 2030 Senior Notes at 100% of the principal amount, together with any accrued and unpaid interest to the date of purchase.
2025 Senior Notes
On September 13, 2023, the Company redeemed the $664.5 million in aggregate principal amount outstanding of its 2025 Senior Notes. The 2025 Senior Notes were redeemed at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest through the date of redemption. Wilmington Trust, National Association was the trustee for the 2025 Senior Notes and Deutsche Bank Trust Company Americas served as the Paying Agent for the full redemption of the 2025 Senior Notes.
Revolving Credit Facility
On August 23, 2023, PBF Holding and certain of its wholly-owned subsidiaries, as borrowers or subsidiary guarantors, entered into an amendment and restatement of its existing asset-based revolving credit agreement, among PBF Holding, Bank of America, National Association as administrative agent, and certain other lenders (the “Revolving Credit Agreement”). The Revolving Credit Agreement amended and restated the previously existing revolving credit agreement dated as of May 2, 2018 (as amended from time to time, the “Prior Credit Agreement”). Among other things, the Revolving Credit Agreement extended PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) through August 2028 and increased the maximum commitment to $3.5 billion from $2.85 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are generally consistent with the Prior Credit Agreement. The Revolving Credit Facility contains representations, warranties and covenants by PBF Holding and the other borrowers, as well as customary events of default and indemnification obligations that are consistent with those in the Prior Credit Agreement.
As of September 30, 2023, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.

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
Contribution Agreements
Immediately prior to the closing of certain contribution agreements, which PBF LLC entered into with PBFX (collectively referred to as the “Contribution Agreements”), the Company contributed certain assets to PBF LLC. PBF LLC in turn contributed those assets to PBFX pursuant to the Contribution Agreements. Certain proceeds received by PBF LLC from PBFX in accordance with the Contribution Agreements were subsequently contributed by PBF LLC to the Company. There were no agreements entered into during the three and nine months ended September 30, 2023.
Commercial Agreements
The Company has entered into long-term, fee-based commercial agreements with PBFX relating to assets associated with the Contribution Agreements, the majority of which include a minimum volume commitment and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various pipeline, rail and truck terminaling and storage services to the Company and the Company has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. The Company believes the terms and conditions under these agreements, as well as the Omnibus Agreement and the Services Agreement (each as defined below) with PBFX, are generally no less favorable to either party than those that could have been negotiated with unaffiliated parties with respect to similar services. There were no agreements entered into during the three and nine months ended September 30, 2023.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$2.2	$6.5	$6.5
Omnibus Agreement	2.0	2.1	5.9	6.2
Total expenses under affiliate agreements	86.6	77.4	260.4	233.0
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $110.9 million as of September 30, 2023 ($117.0 million as of December 31, 2022) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to our remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $152.4 million and $155.6 million at September 30, 2023 and December 31, 2022, respectively, of which $138.6 million and $141.5 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
In connection with the acquisition of the Martinez refinery and related logistics assets, the sale and purchase agreement dated June 11, 2019 included an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to Equilon Enterprises LLC d/b/a Shell Oil Products US, based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). Upon acquisition of the refinery, the Company recorded the estimated acquisition date fair value of the Martinez Contingent Consideration of $77.3 million within “Other long-term liabilities” within the Company’s Condensed Consolidated Balance Sheet. Subsequent changes in the fair value of the Martinez Contingent Consideration are recorded in the Condensed Consolidated Statements of Operations. The fair value of the Martinez Contingent Consideration was estimated to be $94.7 million as of September 30, 2023 and is included within Accrued expenses within the Company’s Condensed Consolidated Balance Sheet. This final earn-out payment is expected to be made in the second quarter of 2024. The fair value of the Martinez Contingent Consideration was estimated to be $147.3 million as of December 31, 2022 (of which approximately $80.0 million was included within Accrued expenses and paid in April 2023).

8. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$12.0	$13.9	$36.0	$41.7
Interest cost	4.5	1.8	13.3	5.8
Expected return on plan assets	(4.8)	(4.3)	(14.4)	(13.1)
Amortization of prior service cost and actuarial loss	—	0.1	0.1	0.1
Net periodic benefit cost	$11.7	$11.5	$35.0	$34.5

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Post-Retirement Medical Plan	2023	2022	2023	2022
Components of net periodic benefit cost:
Service cost	$0.1	$0.2	$0.4	$0.6
Interest cost	0.2	—	0.5	0.3
Amortization of prior service cost and actuarial loss	—	0.2	—	0.3
Net periodic benefit cost	$0.3	$0.4	$0.9	$1.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended September 30,
(in millions)	2023	2022
Gasoline and distillates	$9,623.1	$11,244.4
Feedstocks and other	489.0	554.3
Asphalt and blackoils	388.1	603.9
Chemicals	158.7	246.4
Lubricants	66.4	103.3
Total Revenues	$10,725.3	$12,752.3

	Nine Months Ended September 30,
(in millions)	2023	2022
Gasoline and distillates	$25,997.8	$31,803.0
Feedstocks and other	1,256.6	1,341.1
Asphalt and blackoils	1,176.3	1,730.0
Chemicals	473.1	744.6
Lubricants	255.4	325.8
Total Revenues	$29,159.2	$35,944.5
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $79.1 million and $37.5 million as of September 30, 2023 and December 31, 2022, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
The income tax provision in the PBF Holding Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Current income tax (benefit) expense	$(0.4)	$0.4	$(1.1)	$0.4
Deferred income tax (benefit) expense	(6.0)	10.0	(5.9)	0.7
Total income tax (benefit) expense	$(6.4)	$10.4	$(7.0)	$1.1

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2023 and December 31, 2022.
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

	As of September 30, 2023
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$153.2	$—	$—	$153.2	N/A	$153.2
Commodity contracts	103.7	18.0	3.7	125.4	(122.0)	3.4
Liabilities:
Commodity contracts	110.5	11.5	—	122.0	(122.0)	—
Renewable energy credit and emissions obligations	—	453.6	—	453.6	—	453.6
Contingent consideration obligation	—	—	94.7	94.7	—	94.7

	As of December 31, 2022
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$106.5	$—	$—	$106.5	N/A	$106.5
Commodity contracts	33.8	15.7	—	49.5	(35.6)	13.9
Derivatives included within inventory intermediation agreement obligations	—	25.1	—	25.1	—	25.1
Liabilities:
Commodity contracts	20.6	11.8	3.2	35.6	(35.6)	—
Catalyst obligations	—	4.0	—	4.0	—	4.0
Renewable energy credit and emissions obligations	—	1,361.1	—	1,361.1	—	1,361.1
Contingent consideration obligation	—	—	147.3	147.3	—	147.3

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
•Renewable energy credit and emissions obligations primarily represent the Company’s liability for the purchase of (i) biofuel credits (primarily RINs in the U.S.) needed to satisfy its obligation to blend biofuels into the products the Company produces and (ii) emission credits under the AB 32 and similar programs (collectively, the cap-and-trade systems). To the degree the Company is unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, it must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, it must purchase emission credits to comply with these systems. The liability for environmental credits is in part based on the Company’s deficit for such credits as of the balance sheet date, if any, after considering any credits acquired, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. To the extent that the Company has a better estimate of the cost at which it settles its obligation, such as agreements to purchase RINs at prices other than the current spot price, the Company considers those costs in valuing the remaining obligation. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and the Company measured at fair value using a market approach based on quoted prices from an independent pricing service.
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
•The contingent consideration obligation at September 30, 2023 and December 31, 2022 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2023 and December 31, 2022, $18.4 million and $18.6 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Balance at beginning of period	$17.5	$157.1	$150.5	$29.4
Additions	—	—	—	—
Settlements	2.5	—	(81.1)	—
Unrealized loss included in earnings	71.0	3.0	21.6	130.7
Balance at end of period	$91.0	$160.1	$91.0	$160.1
There were no transfers between levels during the three and nine months ended September 30, 2023 or the three and nine months ended September 30, 2022.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(In millions)	Carrying value	Fair value	Carrying value	Fair value
2028 Senior Notes (a)	$801.6	$754.9	$801.6	$703.7
2030 Senior Notes (a)	500.0	500.7	—	—
2025 Senior Notes (a)	—	—	664.5	656.0
Catalyst financing arrangements (b)	—	—	4.0	4.0
	1,301.6	1,255.6	1,470.1	1,363.7
Unamortized discount	(3.3)	n/a	—	n/a
Less - Unamortized deferred financing costs	(55.3)	n/a	(35.2)	n/a
Long-term debt	$1,243.0	$1,255.6	$1,434.9	$1,363.7
(a)The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the outstanding senior notes.
(b)Catalyst financing arrangements were valued using a market approach based upon commodity prices for similar instruments quoted in active markets and were categorized as a Level 2 measurement. The Company elected the fair value option for accounting for its catalyst repurchase obligations as the Company’s liability was directly impacted by the change in fair value of the underlying catalyst.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. On July 31, 2023, the Company terminated the Third Inventory Intermediation Agreement. Prior to its termination, the Third Inventory Intermediation Agreement contained purchase obligations for certain volumes of crude oil, intermediates and refined products. The purchase obligations related to crude oil, intermediates and refined products under this agreement were derivative instruments designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives was based on market prices of the underlying crude oil, intermediates and refined products. The level of activity for these derivatives was based on the level of operating inventories.
As of September 30, 2023, there were no barrels of crude oil and feedstocks and no barrels of intermediates and refined products outstanding under these derivative instruments designated as fair value hedges. As of December 31, 2022, there were 1,945,994 barrels of crude oil and feedstocks and 780,734 barrels of intermediates and refined products, outstanding under these derivative instruments designated as fair value hedges. These volumes represent the notional value of the contract.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2023, there were 33,007,000 barrels of crude oil and 12,173,800 barrels of refined products (17,890,000 and 12,175,200, respectively, as of December 31, 2022), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of September 30, 2023 and December 31, 2022, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives designated as hedging instruments:
September 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$—
December 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Accrued expenses	$25.1

Derivatives not designated as hedging instruments:
September 30, 2023:
Commodity contracts	Accounts receivable	$3.4
December 31, 2022:
Commodity contracts	Accounts receivable	$13.9

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended September 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(16.6)
For the three months ended September 30, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$17.7
For the nine months ended September 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(25.1)
For the nine months ended September 30, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$21.1

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2023:
Commodity contracts	Cost of products and other	$(28.5)
For the three months ended September 30, 2022:
Commodity contracts	Cost of products and other	$28.6
For the nine months ended September 30, 2023:
Commodity contracts	Cost of products and other	$9.7
For the nine months ended September 30, 2022:
Commodity contracts	Cost of products and other	$(23.5)

Hedged items designated in fair value hedges:
For the three months ended September 30, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$16.6
For the three months ended September 30, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(17.7)
For the nine months ended September 30, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$25.1
For the nine months ended September 30, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(21.1)
The Company had no ineffectiveness related to the fair value hedges for the three and nine months ended September 30, 2023 or the three and nine months ended September 30, 2022.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. SUBSEQUENT EVENTS
Dividend Declared
On November 2, 2023, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.25 per share on its outstanding Class A common stock. The dividend is payable on November 30, 2023 to PBF Energy Class A common stockholders of record at the close of business on November 15, 2023.

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
Debt and Credit Facilities
Revolving Credit Facility
On August 23, 2023, we entered into an amendment and restatement of our existing asset-based revolving credit agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement amended and restated the previously existing revolving credit agreement dated as of May 2, 2018 (as amended from time to time, the “Prior Credit Agreement”). Among other things, the Revolving Credit Agreement extended our asset-based revolving credit facility (the “Revolving Credit Facility”) through August 2028 and increased the maximum commitment to $3.5 billion from $2.85 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are generally consistent with the Prior Credit Agreement.
2030 Senior Notes
On August 21, 2023, we issued $500.0 million in aggregate principal amount of 7.875% senior unsecured notes due 2030 (the “2030 Senior Notes”). The net proceeds from this offering were approximately $488.8 million after deducting the initial purchasers’ discount and estimated offering expenses. We used the net proceeds, together with cash on hand, to fully redeem the outstanding 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”), including accrued and unpaid interest, on September 13, 2023.
2025 Senior Notes
On September 13, 2023, we exercised our rights under the indenture governing the 2025 Senior Notes to redeem all of the outstanding 2025 Senior Notes at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest through the date of redemption. The aggregate redemption price for all 2025 Senior Notes approximated $664.5 million plus accrued and unpaid interest.
2025 Senior Secured Notes
During the three months ended September 30, 2022, we exercised our rights under the indenture governing the 9.25% senior secured notes due 2025 (the “2025 Senior Secured Notes”) to redeem all of the outstanding 2025 Senior Secured Notes at a price of 104.625% of the aggregate principal amount thereof plus accrued and unpaid interest through the date of redemption. The aggregate redemption price for all 2025 Senior Secured Notes approximated $1.3 billion plus accrued and unpaid interest. The difference between the carrying value of the 2025 Senior Secured Notes on the date they were redeemed and the amount for which they were redeemed was $69.9 million and was recorded as a loss on extinguishment of debt in the Consolidated Statements of Operations for the three months ended September 30, 2022.
Catalyst Financing Obligations
During the three months ended September 30, 2023, we settled our last remaining precious metal financing arrangement, which represented a reduction of debt of approximately $3.1 million.
During the three months ended September 30, 2022, we settled certain of our precious metals financing arrangements, which represented a reduction of debt of approximately $37.3 million.

Inventory Intermediation Agreement
During the three months ended September 30, 2023, in conjunction with the early termination of the third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”), we made a payment of $268.0 million for the inventory previously held by J. Aron & Company, a subsidiary of the Goldman Sachs Group, Inc. (“J. Aron”), inclusive of $13.5 million of related costs associated with exiting the agreement.
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
Summary of Transactions with PBFX
A summary of affiliate transactions with PBFX is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$2.2	$6.5	$6.5
Omnibus Agreement	2.0	2.1	5.9	6.2
Total expenses under affiliate agreements	86.6	77.4	260.4	233.0

Results of Operations
The following tables reflect our financial and operating highlights for the three and nine months ended September 30, 2023 and 2022 (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$10,725.3	$12,752.3	$29,159.2	$35,944.5
Cost and expenses:
Cost of products and other	8,802.2	10,490.2	24,670.1	30,223.5
Operating expenses (excluding depreciation and amortization expense as reflected below)	615.8	620.1	1,936.2	1,829.5
Depreciation and amortization expense	131.2	119.1	397.1	338.9
Cost of sales	9,549.2	11,229.4	27,003.4	32,391.9
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	90.2	161.7	248.1	356.9
Depreciation and amortization expense	2.3	2.0	6.5	5.8
Change in fair value of contingent consideration, net	65.3	3.0	32.4	130.7
Loss (gain) on sale of assets	0.1	—	(1.3)	0.3
Total cost and expenses	9,707.1	11,396.1	27,289.1	32,885.6
Income from operations	1,018.2	1,356.2	1,870.1	3,058.9
Other income (expense):
Interest expense, net	(23.9)	(43.1)	(53.9)	(186.7)
Change in fair value of catalyst obligations	(0.1)	(2.6)	1.1	(0.3)
Loss on extinguishment of debt	(5.7)	(69.9)	(5.7)	(66.1)
Other non-service components of net periodic benefit cost	0.1	2.2	0.5	6.6
Income before income taxes	988.6	1,242.8	1,812.1	2,812.4
Income tax (benefit) expense	(6.4)	10.4	(7.0)	1.1
Net income	995.0	1,232.4	1,819.1	2,811.3
Less: net income (loss) attributable to noncontrolling interests	0.1	0.3	0.5	(1.4)
Net income attributable to PBF Holding Company LLC	$994.9	$1,232.1	$1,818.6	$2,812.7
Consolidated gross margin	$1,176.1	$1,522.9	$2,155.8	$3,552.6
Gross refining margin (1)	$1,923.1	$2,262.1	$4,489.1	$5,721.0
_____________________
(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Key Operating Information
Production (bpd in thousands)	952.7	996.7	919.6	933.7
Crude oil and feedstocks throughput (bpd in thousands)	939.7	984.7	909.2	920.4
Total crude oil and feedstocks throughput (millions of barrels)	86.4	90.6	248.2	251.3
Consolidated gross margin per barrel of throughput	$13.60	$16.81	$8.69	$14.14
Gross refining margin, excluding special items, per barrel of throughput (1)	$22.24	$24.96	$18.09	$22.77
Refinery operating expense, per barrel of throughput	$7.12	$6.84	$7.80	$7.28

Crude and feedstocks (% of total throughput) (2)
Heavy	27%	31%	27%	32%
Medium	33%	39%	34%	35%
Light	21%	17%	21%	19%
Other feedstocks and blends	19%	13%	18%	14%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	48%	47%	48%	47%
Distillates and distillate blendstocks	34%	35%	34%	35%
Lubes	1%	1%	1%	1%
Chemicals	1%	1%	1%	2%
Other	17%	17%	17%	16%
Total yield	101%	101%	101%	101%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars per barrel, except as noted)
Dated Brent crude oil	$87.02	$100.49	$82.11	$105.34
West Texas Intermediate (WTI) crude oil	$82.54	$91.63	$77.36	$98.46
Light Louisiana Sweet (LLS) crude oil	$84.93	$94.03	$79.82	$100.55
Alaska North Slope (ANS) crude oil	$87.95	$98.84	$81.74	$102.34
Crack Spreads
Dated Brent (NYH) 2-1-1	$35.49	$37.51	$31.89	$38.14
WTI (Chicago) 4-3-1	$26.12	$35.35	$27.67	$32.63
LLS (Gulf Coast) 2-1-1	$36.19	$38.75	$32.24	$37.77
ANS (West Coast-LA) 4-3-1	$50.22	$46.87	$40.80	$44.45
ANS (West Coast-SF) 3-2-1	$48.88	$47.97	$40.53	$44.54
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.48	$8.86	$4.75	$6.87
Dated Brent less Maya (heavy, sour)	$14.59	$16.10	$14.24	$12.81
Dated Brent less WTS (sour)	$3.80	$8.26	$4.72	$6.89
Dated Brent less ASCI (sour)	$4.23	$11.22	$5.60	$9.55
WTI less WCS (heavy, sour)	$17.13	$22.61	$16.66	$18.74
WTI less Bakken (light, sweet)	$(1.97)	$(4.77)	$(2.20)	$(4.08)
WTI less Syncrude (light, sweet)	$(2.31)	$(6.30)	$(2.76)	$(3.54)
WTI less LLS (light, sweet)	$(2.38)	$(2.40)	$(2.46)	$(2.08)
WTI less ANS (light, sweet)	$(5.41)	$(7.21)	$(4.38)	$(3.88)
Effective RIN basket price	$7.42	$8.12	$7.76	$7.36
Natural gas (dollars per MMBTU)	$2.66	$7.95	$2.58	$6.69
Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Overview— Net income was $995.0 million for the three months ended September 30, 2023 compared to net income of $1,232.4 million for the three months ended September 30, 2022.
Our results for the three months ended September 30, 2023 were negatively impacted by special items consisting of a change in fair value of contingent consideration associated with the acquisition of the Martinez refinery and logistic assets (the “Martinez Contingent Consideration”) of $65.3 million, a loss on extinguishment of debt related to the redemption of the 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility of $5.7 million, and exit costs associated with the early termination of the Third Inventory Intermediation Agreement of $13.5 million. Our results for the three months ended September 30, 2022 were negatively impacted by special items consisting of a loss on extinguishment of debt associated with the redemption of our 2025 Senior Secured Notes of $69.9 million and a change in fair value of the Martinez Contingent Consideration of $3.0 million.

Excluding the impact of these special items, when comparing our results to the three months ended September 30, 2022, refined products margins were less favorable as the prior year benefited from global supply disruption, caused in large part by the conflict between Russia and Ukraine. In addition, our results for the three months ended September 30, 2023 were impacted by lower average throughput volumes and on average less barrels sold at all of our refineries due to a year-over-year higher level of planned maintenance activity.
Revenues— Revenues totaled $10.7 billion for the three months ended September 30, 2023 compared to $12.8 billion for the three months ended September 30, 2022, a decrease of approximately $2.1 billion, or 16.4%. Revenues per barrel were $111.61 and $126.44 for the three months ended September 30, 2023 and 2022, respectively, a decrease of 11.7% directly related to lower hydrocarbon commodity prices. For the three months ended September 30, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 318,600 bpd, 152,600 bpd, 184,300 bpd and 284,200 bpd, respectively. For the three months ended September 30, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 318,900 bpd, 159,300 bpd, 192,500 bpd and 314,000 bpd, respectively. For the three months ended September 30, 2023, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 346,700 bpd, 160,000 bpd, 193,700 bpd and 344,100 bpd, respectively. For the three months ended September 30, 2022, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 372,000 bpd, 168,000 bpd, 198,900 bpd and 357,400 bpd, respectively.
Average throughput rates at our refineries were lower in the three months ended September 30, 2023 due to increased maintenance activity and lower demand compared to the same period in 2022. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $1,176.1 million for the three months ended September 30, 2023 compared to $1,522.9 million for the three months ended September 30, 2022, a decrease of approximately $346.8 million. Gross refining margin (as described below in Non-GAAP Financial Measures) and gross refining margin excluding special items totaled $1,923.1 million, or $22.24 per barrel of throughput for the three months ended September 30, 2023 compared to $2,262.1 million, or $24.96 per barrel of throughput for the three months ended September 30, 2022, a decrease of approximately $339.0 million.
During the three months ended September 30, 2023 and September 30, 2022, our margin calculations were not impacted by special items. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in crack spreads and crude oil differentials and lower throughput volumes and barrels sold at certain of our refineries.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $167.5 million for the three months ended September 30, 2023 in comparison to $297.6 million for the three months ended September 30, 2022.
Average industry margins were lower during the three months ended September 30, 2023 in comparison to the same period in 2022, primarily due to decreases in regional demand and lower movements in refining margins as a result of lower crack spreads and crude oil differentials.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $35.49 per barrel, or 5.4% lower, in the three months ended September 30, 2023, as compared to $37.51 per barrel in the same period in 2022. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened WTI/Bakken differential, which increased by $2.80 per barrel, partially offset by weakened Dated Brent/Maya differential, which decreased by $1.51 per barrel in comparison to the same period in 2022. The WTI/WCS differential decreased to $17.13 per barrel in the three months ended September 30, 2023 compared to $22.61 in the same period in 2022, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $26.12 per barrel, or 26.1% lower, in the three months ended September 30, 2023 as compared to $35.35 per barrel in the same period in 2022. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged a premium of $1.97 per barrel in the three months ended September 30, 2023, as compared to a premium of $4.77 per barrel in the same period in 2022. Additionally, the WTI/Syncrude differential averaged a premium of $2.31 per barrel during the three months ended September 30, 2023 as compared to a premium of $6.30 per barrel in the same period of 2022.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $36.19 per barrel, or 6.6% lower, in the three months ended September 30, 2023 as compared to $38.75 per barrel in the same period in 2022. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthened WTI/LLS differential, which averaged a premium of $2.38 per barrel during the three months ended September 30, 2023 as compared to a premium of $2.40 per barrel in the same period of 2022.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $50.22 per barrel, or 7.1% higher, in the three months ended September 30, 2023 as compared to $46.87 per barrel in the same period in 2022. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $48.88 per barrel, or 1.9% higher, in the three months ended September 30, 2023 as compared to $47.97 per barrel in the same period in 2022. Our margins on the West Coast were positively impacted from our refinery specific slate by strengthened WTI/ANS differential, which averaged a premium of $5.41 per barrel during the three months ended September 30, 2023 as compared to a premium of $7.21 per barrel in the same period of 2022.
Operating Expenses— Operating expenses totaled $615.8 million, or $7.12 per barrel of throughput, for the three months ended September 30, 2023 compared to $620.1 million, or $6.84 per barrel of throughput, for the three months ended September 30, 2022, a decrease of $4.3 million, or 0.7%. The decrease in operating expenses was mainly attributable to decreases in natural gas prices partially offset by higher maintenance costs across our refineries, when compared to the same period in 2022.
General and Administrative Expenses— General and administrative expenses totaled $90.2 million for the three months ended September 30, 2023 compared to $161.7 million for the three months ended September 30, 2022, a decrease of approximately $71.5 million or 44.2%. The decrease in general and administrative expenses for the three months ended September 30, 2023 in comparison to the three months ended September 30, 2022 is primarily related to lower employee-related expenses, including incentive compensation. Our general and administrative expenses are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries.
Loss (Gain) on Sale of Assets— There was a loss of $0.1 million for the three months ended September 30, 2023, related primarily to the sale of non-operating refinery assets. There was no gain or loss on the sale of assets for the three months ended September 30, 2022.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $133.5 million for the three months ended September 30, 2023 (including $131.2 million recorded within Cost of sales) compared to $121.1 million for the three months ended September 30, 2022 (including $119.1 million recorded within Cost of sales), an increase of $12.4 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2022.

Change in Fair Value of Contingent Consideration— Change in fair value of contingent consideration represented a loss of $65.3 million and a loss of $3.0 million for the three months ended September 30, 2023 and September 30, 2022, respectively. These losses were related to the changes in the estimated fair value of the Martinez Contingent Consideration.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a loss of $0.1 million for the three months ended September 30, 2023 compared to a loss of $2.6 million for the three months ended September 30, 2022. These losses relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we were obligated to repurchase at fair market value upon lease termination.
Loss on Extinguishment of Debt— There was a loss on the extinguishment of debt of $5.7 million in the three months ended September 30, 2023, related to the redemption of the 2025 Senior Notes and the amendment and restatement of the Revolving Credit Agreement. There was a loss on the extinguishment of debt of $69.9 million in the three months ended September 30, 2022, related to the redemption of the outstanding 2025 Senior Secured Notes.
Interest Expense, net— Interest expense totaled $23.9 million for the three months ended September 30, 2023 compared to $43.1 million for the three months ended September 30, 2022, a decrease of approximately $19.2 million. The net decrease is mainly attributed to the redemption of the 2025 Senior Secured Notes during the third quarter of 2022 and the redemption of the 2025 Senior Notes during the third quarter of 2023, as well as no outstanding balance on the Revolving Credit Facility as of September 30, 2023. Additionally, there was a $17.6 million increase in interest income earned during the three months ended September 30, 2023 driven by higher interest rates in comparison to the same period in the prior year. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs and subsequent one-time exit costs of $13.5 million associated with the Third Inventory Intermediation Agreement with J. Aron, which was terminated effective as of July 31, 2023, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax (Benefit) Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended September 30, 2023 and September 30, 2022, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette refinery in the fourth quarter of 2015 and PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $6.4 million was recorded for the three months ended September 30, 2023 in comparison to an income tax expense of $10.4 million recorded for the three months ended September 30, 2022, primarily attributable to the results of PBF Ltd.
Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Overview— Net income was $1,819.1 million for the nine months ended September 30, 2023 compared to net income of $2,811.3 million for the nine months ended September 30, 2022.
Our results for the nine months ended September 30, 2023 were negatively impacted by special items consisting of a change in fair value of contingent consideration of $32.4 million related to changes in the estimated fair value of the Martinez Contingent Consideration, a $5.7 million loss on extinguishment of debt related to the redemption of the 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility and exit costs associated with the early termination of the Third Inventory Intermediation Agreement of $13.5 million, partially offset by a gain on the sale of a parcel of land at our Torrance refinery of $1.7 million. Our results for the nine months ended September 30, 2022 were negatively impacted by special items consisting of a net loss on the extinguishment of debt mainly associated with the redemption of our 2025 Senior Secured Notes of $66.1 million and a change in fair value of the Martinez Contingent Consideration of $130.7 million.

Excluding the impact of these special items, when comparing our results to the nine months ended September 30, 2022, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and crude oil differentials. In addition, refined product margins benefited in the prior year from global supply disruptions, caused in large part by the conflict between Russia and Ukraine. These decreasing metrics have negatively impacted our revenues, gross margin and operating income.
Revenues— Revenues totaled $29.2 billion for the nine months ended September 30, 2023 compared to $35.9 billion for the nine months ended September 30, 2022, a decrease of approximately $6.7 billion, or 18.7%. Revenues per barrel were $103.04 and $127.42 for the nine months ended September 30, 2023 and 2022, respectively, a decrease of 19.1% directly related to lower hydrocarbon commodity prices. For the nine months ended September 30, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 316,300 bpd, 135,000 bpd, 174,300 bpd and 283,600 bpd, respectively. For the nine months ended September 30, 2022, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 291,600 bpd, 152,600 bpd, 185,200 bpd and 291,000 bpd, respectively. For the nine months ended September 30, 2023, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 358,900 bpd, 146,400 bpd, 183,500 bpd and 347,900 bpd, respectively. For the nine months ended September 30, 2022, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 343,600 bpd, 158,500 bpd, 196,300 bpd and 334,900 bpd, respectively.
Overall average throughput rates were lower in the nine months ended September 30, 2023 due to increased maintenance activity and lower demand compared to the same period in 2022. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were slightly higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $2,155.8 million for the nine months ended September 30, 2023, compared to $3,552.6 million for the nine months ended September 30, 2022, a decrease of approximately $1,396.8 million. Gross refining margin totaled $4,489.1 million, or $18.09 per barrel of throughput for the nine months ended September 30, 2023 compared to $5,721.0 million, or $22.77 per barrel of throughput for the nine months ended September 30, 2022, a decrease of approximately $1,231.9 million. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in the crack spreads and crude oil differentials at the majority of our refineries. During the nine months ended September 30, 2023 and September 30, 2022, our margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $637.7 million for the nine months ended September 30, 2023 compared to $924.7 million for the nine months ended September 30, 2022.
Average industry margins were unfavorable during the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to decreased refining margins as a result of unfavorable movements in the crack spreads and crude oil differentials at the majority of our refineries.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $31.89 per barrel, or 16.4% lower, in the nine months ended September 30, 2023, as compared to $38.14 per barrel in the same period in 2022. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya and WTI/Bakken differentials, which increased by $1.43 per barrel and $1.88 per barrel, respectively, in comparison to the same period in 2022. The WTI/WCS differential decreased to $16.66 per barrel in the nine months ended September 30, 2023 compared to $18.74 in the same period in 2022, which unfavorably impacted our cost of heavy Canadian crude.

Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $27.67 per barrel, or 15.2% lower, in the nine months ended September 30, 2023 as compared to $32.63 per barrel in the same period in 2022. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by a strengthening WTI/Bakken and WTI/Syncrude differentials, which increased by $1.88 and $0.78 per barrel, respectively, in comparison to the same period in 2022.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $32.24 per barrel, or 14.6% lower, in the nine months ended September 30, 2023 as compared to $37.77 per barrel in the same period in 2022. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.46 per barrel for the nine months ended September 30, 2023 as compared to a premium of $2.08 per barrel in the same period of 2022.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $40.80 per barrel, or 8.2% lower, in the nine months ended September 30, 2023 as compared to $44.45 per barrel in the same period in 2022. Additionally (West Coast) 3-2-1 industry crack spread was $40.53 per barrel, or 9.0% lower, in the nine months ended September 30, 2023 as compared to $44.54 per barrel in the same period in 2022. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $4.38 per barrel for the nine months ended September 30, 2023 as compared to a premium of $3.88 per barrel in the same period of 2022.
Operating Expenses— Operating expenses totaled $1,936.2 million, or $7.80 per barrel of throughput, for the nine months ended September 30, 2023 compared to $1,829.5 million, or $7.28 per barrel of throughput, for the nine months ended September 30, 2022, an increase of approximately $106.7 million, or 5.8%. The increase in operating expenses was mainly attributable to higher maintenance and operational costs due to scheduled turnarounds.
General and Administrative Expenses— General and administrative expenses totaled $248.1 million for the nine months ended September 30, 2023 compared to $356.9 million for the nine months ended September 30, 2022, a decrease of approximately $108.8 million or 30.5%. Our general and administrative expenses were lower in comparison to the prior year due to lower employee-related expenses, including incentive compensation. General and administrative costs are comprised of personnel, facilities and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss (Gain) on Sale of Assets— There was a net gain of $1.3 million for the nine months ended September 30, 2023 related primarily to the sale of a parcel of land at our Torrance refinery. There was a loss of $0.3 million for the nine months ended September 30, 2022, related primarily to the sale of non-operating refinery assets.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $403.6 million for the nine months ended September 30, 2023 (including $397.1 million recorded within Cost of sales) compared to $344.7 million for the nine months ended September 30, 2022 (including $338.9 million recorded within Cost of sales), an increase of approximately $58.9 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2022.
Change in Fair Value of Contingent Consideration, net— Change in fair value of contingent consideration represented a loss of $32.4 million and a loss of $130.7 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. These losses were related to changes in the estimated fair value of the Martinez Contingent Consideration.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $1.1 million for the nine months ended September 30, 2023 compared to a loss of $0.3 million for the nine months ended September 30, 2022. These gains and losses relate to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we were obligated to repurchase at fair market value upon lease termination.

Loss on Extinguishment of Debt— There was a loss on the extinguishment of debt of $5.7 million in the nine months ended September 30, 2023, related to the redemption of the 2025 Senior Notes and the amendment and restatement of the Revolving Credit Agreement. There was a loss on the extinguishment of debt of $66.1 million incurred in the nine months ended September 30, 2022, related to the redemption of all of the outstanding 2025 Senior Secured Notes, slightly offset by a gain related to the repurchase of a portion of the 2028 Senior Notes and 2025 Senior Notes.
Interest Expense, net— Interest expense totaled $53.9 million for the nine months ended September 30, 2023 compared to $186.7 million for the nine months ended September 30, 2022, a decrease of approximately $132.8 million. The net decrease is mainly attributable to the redemption of the 2025 Senior Secured Notes during the third quarter of 2022, and the redemption of the 2025 Senior Notes in the third quarter of 2023, as well as no outstanding balance on our Revolving Credit Facility as of September 30, 2023. Additionally, there was a $45.0 million increase in interest income earned during the nine months ended September 30, 2023 driven by higher interest rates in comparison to the prior year. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metal catalysts, financing costs and subsequent one-time exit costs of $13.5 million associated with the Third Inventory Intermediation Agreement with J. Aron, which was terminated effective as of July 31, 2023, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax (Benefit) Expense— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the nine months ended September 30, 2023 and September 30, 2022, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of the Chalmette refinery in the fourth quarter of 2015 and our Canadian subsidiary, PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $7.0 million was recorded for the nine months ended September 30, 2023 in comparison to an income tax expense of $1.1 million recorded for the nine months ended September 30, 2022, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented for the Non-GAAP measures presented herein relate to net changes in fair value of contingent consideration, loss on extinguishment of debt, and gain on land sales. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended September 30,
	2023		2022
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$10,725.3	$124.06	$12,752.3	$140.77
Less: Cost of sales	9,549.2	110.46	11,229.4	123.96
Consolidated gross margin	$1,176.1	$13.60	$1,522.9	$16.81
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$1,176.1	$13.60	$1,522.9	$16.81
Add: Refinery operating expense	615.8	7.12	620.1	6.84
Add: Refinery depreciation expense	131.2	1.52	119.1	1.31
Gross refining margin	$1,923.1	$22.24	$2,262.1	$24.96
Gross refining margin excluding special items	$1,923.1	$22.24	$2,262.1	$24.96

	Nine Months Ended September 30,
	2023		2022
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$29,159.2	$117.48	$35,944.5	$143.06
Less: Cost of sales	27,003.4	108.79	32,391.9	128.92
Consolidated gross margin	$2,155.8	$8.69	$3,552.6	$14.14
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$2,155.8	$8.69	$3,552.6	$14.14
Add: Refinery operating expense	1,936.2	7.80	1,829.5	7.28
Add: Refinery depreciation expense	397.1	1.60	338.9	1.35
Gross refining margin	$4,489.1	$18.09	$5,721.0	$22.77
Gross refining margin excluding special items	$4,489.1	$18.09	$5,721.0	$22.77
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, change in the fair value of catalyst obligations, net change in the fair value of contingent consideration, gain on land sales, loss on extinguishment of debt and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$995.0	$1,232.4	$1,819.1	$2,811.3
Add: Depreciation and amortization expense	133.5	121.1	403.6	344.7
Add: Interest expense, net	23.9	43.1	53.9	186.7
Add: Income tax (benefit) expense	(6.4)	10.4	(7.0)	1.1
EBITDA	$1,146.0	$1,407.0	$2,269.6	$3,343.8
Special Items: (1)
Add: Change in fair value of contingent consideration, net	65.3	3.0	32.4	130.7
Add: Gain on land sales	—	—	(1.7)	—
Add: Loss on extinguishment of debt	5.7	69.9	5.7	66.1
EBITDA excluding special items	$1,217.0	$1,479.9	$2,306.0	$3,540.6

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$1,146.0	$1,407.0	$2,269.6	$3,343.8
Add: Stock-based compensation	8.8	6.2	27.7	20.7
Add: Change in fair value of catalyst obligations	0.1	2.6	(1.1)	0.3
Add: Change in fair value of contingent consideration, net (1)	65.3	3.0	32.4	130.7
Add: Gain on land sales (1)	—	—	(1.7)	—
Add: Loss on extinguishment of debt (1)	5.7	69.9	5.7	66.1
Adjusted EBITDA	$1,225.9	$1,488.7	$2,332.6	$3,561.6
——————————
See Notes to Non-GAAP Financial Measures.

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:
(1)    Special items:
Change in fair value of contingent consideration, net - During the three months ended September 30, 2023, we recorded a net change in fair value of the Martinez Contingent Consideration which decreased both income from operations and net income by $65.3 million. During the nine months ended September 30, 2023, we recorded a net change in fair value of the Martinez Contingent Consideration which decreased both income from operations and net income by $32.4 million. During the three months ended September 30, 2022, we recorded a change in fair value of the Martinez Contingent Consideration which decreased both income from operations and net income by $3.0 million. During the nine months ended September 30, 2022, we recorded a change in fair value of the Martinez Contingent Consideration which decreased both income from operations and net income by $130.7 million.
Loss on extinguishment of debt - During the three and nine months ended September 30, 2023, we recorded a loss on extinguishment of debt related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility, which decreased both income before income taxes and net income by $5.7 million. During the three months ended September 30, 2022, we recorded a loss on extinguishment of debt related to the redemption of the 2025 Senior Secured Notes, which decreased both income before income taxes and net income by $69.9 million. During the nine months ended September 30, 2022, we recorded a loss on extinguishment of debt which decreased both income before income taxes and net income by $66.1 million, primarily related to the redemption of the 2025 Senior Secured Notes, partially offset by the repurchase of a portion of the 2028 Senior Notes and the 2025 Senior Notes.
Gain on land sales - During the nine months ended September 30, 2023, we recorded a gain on the sale of a separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased both income from operations and net income by $1.7 million. There was no such gain in any other periods presented.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future distributions and debt service requirements, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. As of September 30, 2023, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $1,152.3 million for the nine months ended September 30, 2023 compared to net cash provided by operating activities of $3,531.3 million for the nine months ended September 30, 2022. Our operating cash flows for the nine months ended September 30, 2023 include our net income of $1,819.1 million, depreciation and amortization of $418.8 million, pension and other post-retirement benefits costs of $35.9 million, net change in the fair value of the Martinez Contingent Consideration of $32.4 million, stock-based compensation of $27.7 million, net non-cash charges related to the change in the fair value of our inventory repurchase obligations of $25.1 million, and loss on extinguishment of debt primarily related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility of $5.7 million, partially offset by a deferred income tax benefit of $5.9 million, gain on sale of assets of $1.3 million and a change in the fair value of our catalyst obligations of $1.1 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $1,204.1 million, driven by the timing of inventory purchases, payments for accrued expenses and accounts payable, and collections of accounts receivable. The change in accrued expenses was due primarily to a decrease in renewable energy credit and emissions obligations, as a result of a decrease in our unfunded RINs obligation. Our operating cash flows for the nine months ended September 30, 2022 included net income of $2,811.3 million, depreciation and amortization of $360.0 million, change in fair value of the Martinez Contingent Consideration of $130.7 million, and net changes in operating assets and liabilities reflecting cash proceeds of $126.6 million, driven by the timing of inventory purchases, payments for accrued expenses and accounts payable, and collections of accounts receivable. Change in accrued expenses was due primarily to an increase in renewable energy credit and emissions obligations, as a result of an increase in our unfunded RINs obligation as of September 30, 2022. Our overall increase in cash provided by operating activities also included a loss on extinguishment of debt primarily related to the redemption of the 2025 Senior Secured Notes of $66.1 million, pension and other post-retirement benefits costs of $35.7 million, stock-based compensation of $20.7 million, deferred incomes taxes of $0.7 million, change in the fair value of our catalyst obligations of $0.3 million, and loss on sale of assets of $0.3 million, partially offset by net non-cash charges related to changes in fair value of our inventory repurchase obligations of $21.1 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $927.5 million for the nine months ended September 30, 2023 compared to net cash used in investing activities of $679.1 million for the nine months ended September 30, 2022. The net cash flows used in investing activities for the nine months ended September 30, 2023 was comprised of cash outflows of capital expenditures totaling $569.5 million, expenditures for refinery turnarounds of $322.9 million, and expenditures for other assets of $39.5 million, partially offset by proceeds from the sale of assets of $4.4 million. The net cash used in investing activities for the nine months ended September 30, 2022 was comprised of cash outflows of capital expenditures totaling $386.9 million, expenditures for refinery turnarounds of $240.3 million, and expenditures for other assets of $51.9 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $501.8 million for the nine months ended September 30, 2023 compared to net cash used in financing activities of $2,306.4 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net cash used in financing activities consisted primarily of distributions to members of $1,320.5 million, redemption of our 2025 Senior Notes of $666.2 million, payments related to the Martinez Contingent Consideration of $80.1 million, deferred financing costs and other of $35.7 million, payments on finance leases of $11.1 million, and settlement of the final precious metal catalyst obligation of $3.1 million, partially offset by proceeds from contributions from PBF LLC of $1,109.6 million, cash proceeds of $496.6 million from the issuance of the 2030 Senior Notes, net of discount, and proceeds from insurance premium financing of $8.7 million. For the nine months ended September 30, 2022, net cash used in financing activities consisted primarily of the redemption of the 2025 Senior Secured Notes of $1,307.4 million, net repayments on the Revolving Credit Facility of $900.0 million, distributions to members of $56.6 million, settlement of precious metal catalyst obligations of $37.3 million, deferred financing costs and other of $31.2 million, $25.9 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, and payments on finance leases of $8.5 million, partially offset by proceeds from contributions from PBF LLC of $50.0 million, and proceeds from insurance premium financing of $10.5 million.
Debt and Credit Facility
Long-Term Debt Related Transactions
Senior Notes
On August 21, 2023, we issued $500.0 million in aggregate principal amount of the 2030 Senior Notes. The net proceeds from this offering were approximately $488.8 million after deducting the initial purchasers’ discount and estimated offering expenses. We used the net proceeds, together with cash on hand, to fully redeem the outstanding 2025 Senior Notes.
On September 13, 2023, we exercised our rights under the indenture governing the 2025 Senior Notes to redeem all of the outstanding 2025 Senior Notes at a price of 100% of the aggregate principal amount thereof, plus accrued and unpaid interest through the date of redemption. The aggregate redemption price for all 2025 Senior Notes approximated $664.5 million plus accrued and unpaid interest.
PBF Holding Revolving Credit Facility
On August 23, 2023, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement amended and restated the Prior Credit Agreement. Among other things, the Revolving Credit Agreement extended the Revolving Credit Facility through August 2028 and increased the maximum commitment to $3.5 billion from $2.85 billion. The commitment fees on the unused portion, the interest rate on advances and the fees for letters of credit are generally consistent with the Prior Credit Agreement.
Refer to “Note 5 – Credit Facilities and Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
Liquidity
As of September 30, 2023, our operational liquidity was more than $4.6 billion (more than $4.9 billion as of December 31, 2022) which consists of $1.9 billion of cash, and more than $2.8 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of September 30, 2023, outstanding letters of credit totaled approximately $287.7 million.

We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements.
Working Capital
Our working capital at September 30, 2023 was $2,547.9 million, consisting of $6,875.4 million in total current assets and $4,327.5 million in total current liabilities. Our working capital at December 31, 2022 was $1,715.3 million, consisting of $6,494.5 million in total current assets and $4,779.2 million in total current liabilities.
Capital Spending
Capital spending was $931.9 million for the nine months ended September 30, 2023 and was primarily comprised of annual maintenance costs and turnaround costs at our Delaware City, Toledo, Chalmette, Torrance and Martinez refineries and spending related to the Renewable Diesel Facility. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries. Excluding capital expenditures related to the Renewable Diesel Facility, we currently expect to spend an aggregate of approximately $800.0 million to $850.0 million during full-year 2023 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
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
Inventory Intermediation Agreement
On July 31, 2023, we early terminated the Third Inventory Intermediation Agreement with J. Aron. In conjunction with the early termination, we made a payment of $268.0 million for the inventory previously held by J. Aron, inclusive of $13.5 million of related costs associated with exiting the agreement.
Distributions
We make, from time to time, distributions to PBF LLC, if necessary, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
On November 2, 2023, PBF Energy, our indirect parent, announced a dividend of $0.25 per share on its outstanding Class A common stock. The dividend is payable on November 30, 2023 to PBF Energy Class A common stockholders of record at the close of business on November 15, 2023. If necessary, we will make a distribution of up to approximately $25.0 million to PBF LLC, which in turn will make pro-rata distributions of $0.25 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.

Supplemental Guarantor Financial Information
As of September 30, 2023, PBF Services Company LLC, DCR, PBF Power Marketing LLC, PRC, Toledo Refining Company LLC, Chalmette Refining, PBF Western Region LLC, Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC (“MRC”), PBF International Inc. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2028 Senior Notes and 2030 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated January 24, 2020 and August 21, 2023 among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americans, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd, PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2028 Senior Notes and 2030 Senior Notes. The 2028 Senior Notes and 2030 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets (1)	$6,646.5	$6,252.0
Non-current assets	5,938.5	6,283.0
Due from non-guarantor subsidiaries	21,036.9	19,487.0

LIABILITIES AND EQUITY
Current liabilities (1)	$4,023.0	$4,569.0
Long-term liabilities	2,340.1	2,634.0
Due to non-guarantor subsidiaries	20,971.7	19,394.0

(1) Includes $20.8 million and $54.7 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of September 30, 2023. Includes $6.3 million and $38.2 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX as of December 31, 2022. Refer to “Note 6 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Statements of Operations (in millions)	2023	2022	2023	2022
Revenues	$10,613.1	$12,692.4	$28,872.6	$35,655.0
Cost of sales	8,868.3	10,389.3	25,165.7	29,640.8
Gross margin	1,744.8	2,303.1	3,706.9	6,014.2
Income from operations	1,581.8	2,135.5	3,417.0	5,520.2

Net income	1,490.1	2,083.6	3,292.4	5,269.9
Net income attributable to PBF Holding Company LLC	1,490.0	2,083.3	3,291.9	5,271.3

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$506.8	$869.3	$1,497.9	$2,545.4
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	11.7	18.0	24.6	86.8
Affiliate revenues related to transactions with PBFX (1)	4.2	4.3	12.4	12.7
Affiliate expenses related to transactions with PBFX (1)	86.6	77.4	260.4	233.0
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
At September 30, 2023 and December 31, 2022, we had gross open commodity derivative contracts representing 45.2 million barrels and 30.1 million barrels, respectively, with an unrealized net gain of $3.4 million and unrealized net gain of $13.9 million, respectively. The open commodity derivative contracts as of September 30, 2023 expire at various times during 2023 and 2024.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 35.9 million barrels and 32.8 million barrels at September 30, 2023 and December 31, 2022, respectively. The average cost of our hydrocarbon inventories was approximately $84.58 and $80.04 per barrel on a last-in-first-out (“LIFO”) basis at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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

Compliance Program Price Risk
We are exposed to market risks related to our obligations to buy and the volatility in the price of credits needed to comply with various governmental and regulatory compliance programs, which includes RINs, required to comply with the RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of the market risk relating to our obligations on our results of operations and cash flows, we may elect to purchase RINs or other environmental credits as part of our liability management strategy. We also have the ability to purchase RINs directly from SBR.
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
Interest Rate Risk
Currently, the maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At September 30, 2023, we had no outstanding balance in variable interest debt. If this facility was fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $22.1 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of September 30, 2023. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
We currently have multiple outstanding notices of violation (“NOVs”) issued by regulatory authorities for various alleged regulation and permit violations at our refineries. It is not possible to predict the outcome of any of these NOVs or the amount of the penalties that will be assessed in connection with any NOV. If any one or more of them were decided against us, we believe that there would be no material effect on our financial position, results of operations, or liquidity. SEC regulations require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or protecting the environment if we reasonably believe that such proceedings will result in monetary sanctions of $300,000 or more. On November 24, 2022, the Martinez refinery experienced a spent catalyst release that is currently being investigated by the Bay Area Air Quality Management District (“BAAQMD”), Contra Costa County (“CCC”), the Department of Justice and the Environmental Protection Agency (“EPA”), and the California Department of Fish and Game. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and has received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health, the CCC, and the EPA. The BAAQMD has issued 35 NOVs relating to the spent catalyst incident to date: 21 for opacity; four for failure to properly operate equipment; one for a public nuisance; one for failure to timely report the nuisance; one for fallout in the community; one for failure to timely report the fallout; one for emission of visible particles; one for failure to report an NOV; two for failure to submit a 30-day report; and two for failure to timely respond to the document requests. The CCC has issued two NOVs related to the spent catalyst incident. The BAAQMD also issued an NOV relating to the July 11, 2023 coke dust incident and an NOV relating to the October 6, 2023 coke dust incident. For the spent catalyst incident, the DFG, CCC, and the BAAQMD have referred their findings and/or NOVs issued to date to the CCC District Attorney for enforcement evaluation. For both the spent catalyst and coke dust incidents, no penalties have been assessed but it is reasonable to expect that, individually or in the aggregate, the amount of such penalties may exceed $300,000.
On September 27, 2023, MRC received from the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) an Administrative Civil Liability assessment in the amount of $13.8 million for allegedly: (1) exceeding its effluent limitations and discharging to the Carquinez Strait without authorization in October 2022, January 2023, and June 2023; and (2) failing to submit Climate Change Adaptation information. MRC is currently reviewing the assessment to determine the appropriate response to the RWQCB. We presently believe the outcome of this matter will not have a material impact on our financial position, results of operations, or cash flows.

On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region LLC and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint filed on behalf of Arnold Goldstein, John Covas, Gisela Janette La Bella and others similarly situated. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On February 5, 2021, our motion for Limited Extension of Discovery Cut-Off and a Motion by plaintiffs for Leave to File Third Amended Complaint were heard by the Court. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef and on May 12, 2021, plaintiffs filed their Third Amended Complaint. On October 8, 2021, plaintiffs filed their Motion to Appoint Navarro as Class Representative. After considering the parties’ proposed orders, on July 5, 2022, the Court issued a final order ruling that Plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of Plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff and required the parties to meet and confer and propose a schedule for the remaining pretrial dates and a trial date. On July 19, 2022, Plaintiff filed a petition with the Ninth Circuit Court of Appeals seeking permission to appeal the District Court’s decertification order finding that Navarro is an inadequate class representative. Our answer to the petition was filed on July 29, 2022. On September 22, 2022, the Ninth Circuit issued an order denying Plaintiffs’ petition for permission to file an interlocutory appeal, confirming that the case will proceed with Navarro as the sole plaintiff. On January 13, 2023, the Defendants filed a motion for judgment on the pleadings. On January 23, 2023, the Plaintiff filed its opposition to the Defendants’ motion. Defendants’ reply to Plaintiff’s opposition was filed on January 30, 2023. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed Plaintiff’s trespass claim with prejudice and granted Plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. On March 27, 2023, Plaintiff filed a Fourth Amended Complaint (“FAC”) relating to the remaining nuisance claims. On April 7, 2023, we responded to the FAC by filing a motion to dismiss on the pleadings for Plaintiff’s failure to establish standing to bring the nuisance claims. On April 17, 2023, Plaintiff filed its opposition to our motion. On April 24, 2023, we filed our reply to Plaintiff’s opposition. A hearing on our motion was scheduled for May 8, 2023 but, on May 2, 2023, the Court took the hearing on the motion off calendar. On May 23, 2023, the Court denied our motion. After completing further discovery, on August 28, 2023, we filed a Motion for Summary Judgment. Plaintiff’s opposition was filed on September 1, 2023. We filed our reply on September 12, 2023. On October 18, 2023, the Court issued an order granting our motion, adjudged that Plaintiff take nothing, and that the action be dismissed with prejudice. The order also allows us to recover the costs of suit pursuant to a bill of costs. On October 30, 2023, Plaintiff filed a notice of appeal to the Ninth Circuit regarding the Court’s order granting summary judgment. Plaintiff’s opening brief is due January 22, 2024, and our answering brief is due February 21, 2024. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On September 7, 2021, MRC filed a Verified Petition for Writ of Mandate and Complaint for Declaratory and Injunctive Relief against the BAAQMD requesting the Court to declare as invalid, unenforceable, and ultra vires the BAAMQD’s July 21, 2021, adoption of amendments to Regulation 6-5: Particulate Emissions from Refinery Fluidized Catalytic Cracking Units - 2021 Amendment (“Rule 6-5 Amendment”). MRC is also seeking a writ of mandate ordering the BAAQMD to vacate and rescind the adoption of the Rule 6-5 Amendment, as well as appropriate declaratory relief, injunctive relief, and reasonable costs incurred by MRC to bring this Petition/Complaint. In the Petition/Complaint MRC alleges that: its feasible alternative Particulate Matter (“PM”) reduction proposal that would achieve significant PM reductions while avoiding the significant costs and environmental impacts of the BAAQMD’s adopted PM limit, was improperly removed from consideration and not presented to the BAAQMD Board when the Rule 6-5 Amendment was adopted with the current PM standard; when adopting the Rule 6-5 Amendment, the BAAQMD flagrantly ignored numerous mandatory requirements of the California Environmental Quality Act (“CEQA”) and the California Health and Safety Code; the BAAQMD’s adoption of the Rule 6-5 Amendment also violated California common law; and these failings render the Rule 6-5 Amendment ultra vires, illegal, and unenforceable. We held mandatory settlement conferences with the BAAQMD on October 27, 2021 and December 15, 2021. On December 9, 2022, we filed a Motion to Augment/Correct the Administrative Record regarding various documents that the BAAQMD is currently withholding and do not plan to include in the administrative record. On December 30, 2022, the BAAQMD filed its opposition to our motion. On January 12, 2023, we filed our reply to the BAAQMD’s opposition. The hearing on our motion was held on February 2, 2023. At the hearing, although the Court partially denied our motion concerning documents where the BAAQMD asserted the attorney client privilege, the Court held that CEQA places a heavy burden on the BAAQMD in justifying withholding documents based on the deliberative privilege. At the Court’s request, the parties agreed to a process whereby they jointly identified approximately 50 of the withheld/redacted documents for the Court to review. The Court ruled on those documents on February 22, 2023, ordering full disclosure of two types of documents related to the BAAQMD’s cost-estimates for the rule. In compliance with the Court’s order, in March 2023, the BAAQMD produced additional or less-redacted versions of previously produced documents. On May 26, 2023, we filed our opening brief. The BAAQMD’s opposition brief was filed on July 21, 2023. We filed our reply brief on August 18, 2023. The bench trial has been continued until December 21, 2023. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On August 16, 2023, in Joseph Piscitelli and Lara Zanzucchi v. Martinez Refining Company LLC, our subsidiary MRC was named as a defendant in a class action and representative action complaint filed by Joseph Piscitelli and Lara Zanzucchi, and on behalf of all others similarly situated. The complaint contains allegations of public and private nuisance, trespass, and negligence arising from MRC’s operations. The proposed class is defined as all owners/occupants of residential property within two miles of the refinery’s property boundary within three years pre-dating the complaint. We filed our answer to the complaint on October 31, 2023. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

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

Item 1A. Risk Factors
The following risk factor supplements and/or updates the risk factor previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022:
Recent record refining industry profits have raised the concern of public policy experts and federal and state policymakers, who have questioned whether these profits are justified, or whether they constituted a “windfall” to the industry and have enacted or could enact legislation that could adversely affect our operations and our profitability.
Beginning in 2022, record refining industry profits raised the concern of many public policy experts and federal and state policymakers, who have questioned whether these profits were justified, or whether they constituted a “windfall” to the industry and have proposed legislation that if enacted could adversely affect our profitability. In September 2022, California adopted Senate Bill No. 1322 (“SB 1322”), which requires refineries in California to report monthly on the volume and cost of the crude oil they buy, the quantity and price of the wholesale gasoline they sell, and the gross gasoline margin per barrel, among other information. The provisions of SB 1322 were effective January 2023. In March 2023, California adopted Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, “SBx 1-2”), which, among other things, (i) authorized the establishment of a maximum gross gasoline refining margin and the imposition of a financial penalty for profits above a maximum gross gasoline refining margin, (ii) significantly expanded the reporting obligations under SB 1322 and the Petroleum Industry Information Reporting Act of 1980, which include reporting requirements to the California Energy Commission (“CEC”) for all participants in the petroleum industry supply chain in California (e.g., refiners, marketers, importers, transporters, terminals, producers, renewables producers, pipelines, and ports), (iii) created the Division of Petroleum Market Oversight within the CEC to analyze the data provided under SBx 1-2, and (iv) authorized the CEC to regulate the timing and other aspects of refinery turnaround and maintenance activities in certain instances. SBx 1-2 imposes increased and substantial reporting requirements, which include daily, weekly, monthly, and annual reporting of detailed operational and financial data on all aspects of our operations in California. The operational data includes any plans for turnaround and maintenance activities at our two California refineries and the way we expect to address the potential impacts on feedstock and product inventories in California as a result of such turnaround and maintenance activities. The provisions of SBx 1-2 became effective June 26, 2023.
In September 2023, the Governor of the State of California directed the CEC to begin the regulatory processes concerning (i) potential penalties for exceeding a maximum gross gasoline refining margin and (ii) the timing of refinery turnarounds and maintenance. Consequently, the CEC adopted an order requiring an informational proceeding on a maximum gross gasoline refining margin and penalty under SBx 1-2. It also adopted an order initiating rulemaking activity under SBx 1-2 that will be focused on refinery maintenance and turnarounds.
To the extent that the CEC establishes a maximum gross gasoline refining margin and imposes a financial penalty for profits above such maximum gross gasoline refining margin, our financial results and profitability could be adversely affected. Our results of operations and our financial performance could also be adversely impacted to the extent that restrictions on turnaround and maintenance activities are imposed by the CEC. We cannot reasonably predict the impact that the full implementation of SBx1-2 will have on our California operations or our company nor can we predict the impact that similarly focused legislation or actions in other jurisdictions in which we operate our refineries may have. The recently adopted legislation in California, and the future enactment of similar legislation in any of the other jurisdictions could adversely impact our business, results of operations, profitability and cash.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

4.1	Indenture dated as of August 21, 2023, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, and Authenticating Agent and form of 7.875% Senior Note due 2030 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K dated August 21, 2023 (File No. 001-35764)).

10.1	Amended and Restated Senior Secured Revolving Credit Agreement dated as of August 23, 2023 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 23, 2023 (File No. 001-35764)).

22.1*	List of Guarantor Subsidiaries.

31.1*	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Karen B. Davis, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Karen B. Davis, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
 ——————————

*	Filed herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date:	November 7, 2023	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	November 7, 2023	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)