Form 10-Q
period 2024-03-31
PBF Holding Co LLC; PBF Finance Corp
filed 2024-05-07
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
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

PBF Holding Company LLC	Yes	☐	No	☒
PBF Finance Corporation	Yes	☐	No	☒
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

PBF Holding Company LLC	Yes	☒	No	☐
PBF Finance Corporation	Yes	☒	No	☐
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

PBF Holding Company LLC	Yes	☐	No	☐
PBF Finance Corporation	Yes	☐	No	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PBF Holding Company LLC	Yes	☐	No	☒
PBF Finance Corporation	Yes	☐	No	☒
PBF Holding Company LLC has no common stock outstanding. As of May 3, 2024, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

EXPLANATORY NOTE
This combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of March 31, 2024. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC (“PBFX GP”) is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This combined Quarterly Report on Form 10-Q contains certain “forward-looking statements” of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions that relate to our strategy, plans, or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our strategies, objectives, intentions, resources, and expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2023 of PBF Holding and PBF Finance, which we refer to as our 2023 Annual Report on Form 10-K, and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•supply, demand, prices and other market conditions for our products or crude oil, including volatility in commodity prices or constraints arising from federal, state, or local governmental actions or environmental and/or social activists that reduce crude oil production or availability in the regions in which we operate our pipelines and facilities;
•rate of inflation and its impacts on supply and demand, pricing, and supply chain disruption;
•the effects related to, or resulting from, geopolitical conflict around the world, including Russia’s military action in Ukraine, the outbreak of armed hostilities in the middle east and disruptions in international shipping, resulting from ongoing attacks by armed groups on cargo ships in the Red Sea, including the imposition of additional sanctions and export controls, the potential expansion of such conflicts to other nations or regions, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
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
•the impact of current and future laws, rulings, and governmental regulations, including restrictions on the exploration and/or production of crude oil in the state of California, the implementation of rules and regulations regarding transportation of crude oil by rail or in response to the potential impacts of climate change, decarbonization and future energy transition and public policy in opposition to recent refining industry profits;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,425.1	$1,760.8
Accounts receivable	1,135.5	1,336.1
Accounts receivable - affiliate	44.9	27.3
Inventories	2,891.3	3,183.1
Prepaid and other current assets	229.0	173.0
Total current assets	5,725.8	6,480.3
Property, plant and equipment, net	4,170.2	4,145.5
Lease right of use assets - third party	834.3	788.2
Lease right of use assets - affiliate	400.6	380.8
Deferred charges and other assets, net	1,263.0	1,129.3
Total assets	$12,393.9	$12,924.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$956.7	$952.9
Accounts payable - affiliate	63.9	72.0
Accrued expenses	2,398.7	2,968.0
Current operating lease liabilities - third party	172.4	131.1
Current operating lease liabilities - affiliate	107.3	108.7
Deferred revenue	74.5	63.6
Total current liabilities	3,773.5	4,296.3
Long-term debt	1,248.6	1,245.9
Deferred tax liabilities	24.2	24.8
Long-term operating lease liabilities - third party	617.7	607.9
Long-term operating lease liabilities - affiliate	293.3	272.1
Long-term financing lease liabilities - third party	43.2	46.1
Other long-term liabilities	266.2	269.2
Total liabilities	6,266.7	6,762.3
Commitments and contingencies (Note 6)
Equity:
PBF Holding Company LLC equity
Member’s equity	3,373.3	3,298.7
Retained earnings	2,759.1	2,868.8
Accumulated other comprehensive loss	(18.3)	(18.8)
Total PBF Holding Company LLC equity	6,114.1	6,148.7
Noncontrolling interest	13.1	13.1
Total equity	6,127.2	6,161.8
Total liabilities and equity	$12,393.9	$12,924.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Revenues	$8,636.4	$9,285.5
Cost and expenses:
Cost of products and other	7,678.1	7,879.7
Operating expenses (excluding depreciation and amortization expense as reflected below)	654.7	749.0
Depreciation and amortization expense	132.3	132.9
Cost of sales	8,465.1	8,761.6
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	61.0	57.1
Depreciation and amortization expense	1.7	1.9
Change in fair value of contingent consideration, net	(3.3)	(16.3)
Loss (gain) on sale of assets	0.5	(1.6)
Total cost and expenses	8,525.0	8,802.7
Income from operations	111.4	482.8
Other income (expense):
Interest expense (net of interest income of $17.2 million and $16.8 million, respectively)	(11.2)	(14.9)
Change in fair value of catalyst obligations	—	0.7
Other non-service components of net periodic benefit cost	0.6	0.3
Income before income taxes	100.8	468.9
Income tax benefit	(0.3)	(0.6)
Net income	101.1	469.5
Less: net income attributable to noncontrolling interest	—	0.3
Net income attributable to PBF Holding Company LLC	$101.1	$469.2

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$101.1	$469.5
Other comprehensive income:
Unrealized gain on available for sale securities	0.2	0.4
Net gain on pension and other post-retirement benefits	0.3	—
Total other comprehensive income	0.5	0.4
Comprehensive income	101.6	469.9
Less: comprehensive income attributable to noncontrolling interest	—	0.3
Comprehensive income attributable to PBF Holding Company LLC	$101.6	$469.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, December 31, 2023	$3,298.7	$(18.8)	$2,868.8	$13.1	$6,161.8
Member distributions	—	—	(210.8)	—	(210.8)
Capital contributions from PBF LLC	75.0	—	—	—	75.0
Distribution of assets to PBF LLC	(8.8)	—	—	—	(8.8)
Stock-based compensation expense	8.4	—	—	—	8.4
Comprehensive income	—	0.5	101.1	—	101.6
Balance, March 31, 2024	$3,373.3	$(18.3)	$2,759.1	$13.1	$6,127.2

Balance, December 31, 2022	$2,959.7	$(4.4)	$2,649.6	$12.2	$5,617.1
Member distributions	—	—	(658.1)	—	(658.1)
Capital contributions from PBF LLC	25.0	—	—	—	25.0
Stock-based compensation expense	6.5	—	—	—	6.5
Comprehensive income	—	0.4	469.2	0.3	469.9
Balance, March 31, 2023	$2,991.2	$(4.0)	$2,460.7	$12.5	$5,460.4

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$101.1	$469.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.9	140.5
Stock-based compensation	12.4	9.2
Change in fair value of catalyst obligations	—	(0.7)
Deferred income taxes	(0.6)	0.3
Non-cash change in inventory repurchase obligations	—	(4.2)
Change in fair value of contingent consideration, net	(3.3)	(16.3)
Pension and other post-retirement benefit costs	13.0	12.0
Loss (gain) on sale of assets	0.5	(1.6)

Changes in operating assets and liabilities:
Accounts receivable	200.6	275.3
Due to/from affiliates	(25.7)	(1.7)
Inventories	291.9	(91.3)
Prepaid and other current assets	(56.0)	(94.6)
Accounts payable	(27.2)	(104.0)
Accrued expenses	(639.3)	(227.2)
Deferred revenue	10.8	36.0
Other assets and liabilities	(7.4)	(8.4)
Net cash provided by operating activities	$8.7	$392.8

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(138.5)	(237.1)
Expenditures for deferred turnaround costs	(140.6)	(127.7)
Expenditures for other assets	(4.5)	(15.6)
Proceeds from sale of assets	—	4.4
Net cash used in investing activities	$(283.6)	$(376.0)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Contributions from PBF LLC	$75.0	$25.0
Distributions to members	(210.9)	(658.2)
Payments on financing leases	(3.0)	(2.9)
Proceeds from insurance premium financing	78.2	61.2
Deferred financing costs and other, net	(0.1)	(0.5)
Net cash used in financing activities	$(60.8)	$(575.4)

Net change in cash and cash equivalents	(335.7)	(558.6)
Cash and cash equivalents, beginning of period	1,760.8	2,153.9
Cash and cash equivalents, end of period	$1,425.1	$1,595.3

Supplemental cash flow disclosures
Non-cash activities:
Distribution of assets to PBF Energy Company LLC	$(8.8)	$—
Accrued and unpaid capital expenditures	157.7	170.7
Assets acquired or remeasured under operating and financing leases	169.6	51.8
Cash paid during the period for:
Interest (net of capitalized interest of $5.2 million and $12.7 million in 2024 and 2023, respectively)	$46.4	$24.0
Income taxes	0.1	0.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of, an equity interest representing approximately 99.3% of the outstanding economic interest in PBF LLC as of March 31, 2024. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC, Delaware City Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, and Martinez Refining Company LLC (“MRC”) are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
PBF Logistics GP LLC (“PBFX GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBFX GP is wholly-owned by PBF LLC. St. Bernard Renewables LLC (“SBR”), is a jointly held investment between PBF LLC and Eni Sustainable Mobility US Inc., a controlled subsidiary of Eni S.p.A. In a series of transactions, PBF Holding has distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX and SBR.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. INVENTORIES
Inventories consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Crude oil and feedstocks	$1,391.9	$1,495.4
Refined products and blendstocks	1,346.3	1,536.5
Warehouse stock and other	153.1	151.2
	2,891.3	3,183.1
Lower of cost or market adjustment	—	—
Total inventories	$2,891.3	$3,183.1
As of March 31, 2024 and December 31, 2023 there was no lower of cost or market adjustment recorded as the replacement value of inventories exceeded the last-in, first-out carrying value.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Inventory-related accruals	$1,201.7	$1,716.2
Renewable energy credit and emissions obligations (a)	460.4	429.8
Excise and sales tax payable	170.2	137.3
Accrued transportation costs	159.2	170.5
Accrued salaries and benefits	72.1	185.5
Accrued capital expenditures	67.7	84.5
Accrued utilities	64.7	71.0
Accrued refinery maintenance and support costs	54.5	60.2
Contingent consideration	18.3	21.6
Environmental liabilities	12.9	15.7
Current finance lease liabilities	12.0	12.2
Accrued interest	7.9	32.4
Other	97.1	31.1
Total accrued expenses	$2,398.7	$2,968.0
__________________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of March 31, 2024, the Company had forward purchase commitments in excess of total accrued renewable energy and emissions obligations. The Company’s RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s current AB 32 liability is part of an ongoing triennial period program which will be settled in 2024.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
6.00% senior unsecured notes due 2028 (“2028 Senior Notes”)	$801.6	$801.6
7.875% senior unsecured notes due 2030 (“2030 Senior Notes”)	500.0	500.0
Revolving Credit Facility	—	—
	1,301.6	1,301.6
Unamortized discount	(3.1)	(3.2)
Unamortized deferred financing costs	(49.9)	(52.5)
Long-term debt	$1,248.6	$1,245.9
As of March 31, 2024, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. RELATED PARTY TRANSACTIONS
Transactions and agreements with PBFX
The Company entered into agreements with PBFX that establish fees for certain general and administrative services, and operational and maintenance services provided by the Company to PBFX. In addition, the Company executed terminal, pipeline, and storage services agreements with PBFX under which PBFX provides commercial transportation, terminaling, storage and pipeline services to the Company. These agreements with PBFX include:
Commercial Agreements
The Company has entered into long-term, fee-based commercial agreements with PBFX relating to assets associated with the Contribution Agreements described above, the majority of which include a minimum volume commitment and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various pipeline, rail and truck terminaling and storage services to the Company and the Company has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. There were no agreements entered into during the three months ended March 31, 2024.
Other Agreements
In addition to the commercial agreements described above, the Company has entered into an omnibus agreement with PBFX, PBFX GP and PBF LLC, which has been amended and restated in connection with certain of the Contribution Agreements (as amended, the “Omnibus Agreement”). The Omnibus Agreement addresses the payment of an annual fee for the provision of various general and administrative services and reimbursement of salary and benefit costs for certain PBF Energy employees.
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
Refer to the Company’s 2023 Annual Report on Form 10-K (“Note 9 - Related Party Transactions” of the Notes to Consolidated Financial Statements) for a more complete description of the agreements with PBFX that were entered into prior to 2024.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$2.2
Omnibus Agreement	1.5	1.8
Total expenses under affiliate agreements	86.9	89.0
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
The Agreement for the Sale and Purchase of Renewable Identification Numbers was initiated on June 1, 2023, and the Leadership for Energy Automated Processing Master Agreement for Purchasing and Selling of LCFS credits was initiated on August 1, 2023. Both agreements had initial terms of three months. Upon the expiration of the initial terms, both agreements have been, and will continue to be, automatically renewed for successive three-month periods, unless earlier terminated by the Company or SBR via written notice.
For the three months ended March 31, 2024, the Company had total sales to SBR of $5.0 million, which are included in revenues, that consist primarily of refined product sales. The Company also had purchases from SBR of $91.2 million primarily related to the commercial agreements described above for environmental credits and hydrocarbon products, included in Cost of products and other.
Operating Agreement
The Company entered into an operation and management services and secondment agreement (the “Operating Agreement”) with SBR in June 2023, pursuant to which the Company provides SBR with the personnel necessary for SBR to operate so that it may perform its obligations under the commercial agreements. The Company charges SBR a fixed operating fee under the agreement and SBR reimburses the Company for the use of employees and the provision of certain infrastructure-related services to the extent applicable to its operations.
For the three months ended March 31, 2024, the Company received total fees of $35.3 million under the Operating Agreement.
Additionally, the Condensed Consolidated Balance Sheets include $40.4 million and $27.0 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with SBR as of March 31, 2024 ($22.1 million and $28.3 million, respectively, as of December 31, 2023).

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. COMMITMENTS AND CONTINGENCIES
In the ordinary conduct of the Company’s business, the Company is from time to time subject to lawsuits, investigations, and claims, including class action proceedings, mass tort actions, tort actions, environmental claims, and employee-related matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. For such ongoing matters for which the Company’s has not recorded a liability but losses are reasonably possible, the Company is unable to estimate a range of possible losses at this time due to various reasons that may include but are not limited to, matters being in an early stage and not fully developed through pleadings, discovery or court proceedings, number of potential claimants being unknown or uncertainty regarding a number of different factors underlying the potential claims. However, the ultimate resolution of one or more of these contingencies could result in an adverse outcome that may have a material effect on the Company’s financial position, results of operations or cash flows.
Environmental Matters
The Company’s refineries, pipelines and related operations are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment (including in response to the potential impacts of climate change), waste management and the characteristics and the compositions of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the refineries, including remediation, operating costs, and capital costs to construct, maintain and upgrade equipment and facilities.
These laws and permits raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which the Company manufactured, handled, used, released, or disposed of, transported, or that relate to pre-existing conditions for which the Company has assumed responsibility. The Company believes that its current operations are in compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between the Company and federal and state authorities, including notices of violations (“NOVs”), citations, and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, the Company anticipates that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $112.8 million as of March 31, 2024 ($114.9 million as of December 31, 2023) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected in the Company’s Condensed Consolidated Balance Sheets was $154.8 million and $155.8 million at March 31, 2024 and December 31, 2023, respectively, of which $141.9 million and $140.1 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contingent Consideration
In connection with the acquisition of the Martinez refinery and related logistics assets, the sale and purchase agreement dated June 11, 2019 included an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company will make payments to Equilon Enterprises LLC d/b/a Shell Oil Products US, based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The fair value of this final earn-out payment was estimated to be $18.3 million as of March 31, 2024 ($21.6 million as of December 31, 2023) and was recorded within Accrued expenses.
Legal Matters
On November 24, 2022, the Martinez refinery, owned and operated by MRC, experienced a spent catalyst release that is currently being investigated by the Bay Area Air Quality Management District (“BAAQMD”), Contra Costa County (“CCC”), the Department of Justice and EPA, and the California Department of Fish and Game (“DFG”). To date, the BAAQMD has issued 35 NOVs, the CCC has issued two NOVs, and the DFG has made findings relating to the spent catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health (“CalOSHA”), the CCC, and the EPA. The BAAQMD also issued an NOV relating to the July 11, 2023 coke dust incident and an NOV relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident, and has received inquiries or notices of investigation from the BAAQMD, CalOSHA, and the CCC. The BAAQMD additionally issued an NOV relating to the December 15, 2023 flaring incident and four NOVs relating to the December 18, 2023 brush fire incident. The DFG, the CCC, and the BAAQMD have referred their findings and/or NOVs to the CCC District Attorney for the spent catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAQMD announced a joint civil enforcement action against MRC that will include enforcement of the BAAQMD’s, the CCC’s, and the DFG’s claims from the spent catalyst incident, as well as additional enforcement claims from various incidents. For the spent catalyst, coke dust, flaring, brush fire, and other incidents, no penalties have been assessed to date by the various agencies, but it is reasonable to expect that penalties may be assessed; however, they are not currently estimable.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Gasoline and distillates	$7,599.0	$8,232.6
Asphalt and blackoils	473.6	403.2
Feedstocks and other	307.9	417.8
Chemicals	167.0	140.2
Lubricants	88.9	91.7
Total Revenues	$8,636.4	$9,285.5
The Company’s revenues are generated from the sale of refined products. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to the Company’s customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Company also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $74.5 million and $63.6 million as of March 31, 2024 and December 31, 2023, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
8. INCOME TAXES
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
The income tax provision in the PBF Holding Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2024	2023
Current income tax expense (benefit)	$0.3	$(0.9)
Deferred income tax (benefit) expense	(0.6)	0.3
Total income tax benefit	$(0.3)	$(0.6)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2024 and December 31, 2023.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At March 31, 2024 and December 31, 2023, the Company had the obligation to return cash collateral posted against its derivative obligations of $0.9 million and $23.7 million, respectively. Cash collateral related to derivative contracts is recorded net in the Condensed Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of March 31, 2024
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$51.6	$—	$—	$51.6	N/A	$51.6
Commodity contracts	80.2	1.4	—	81.6	(67.5)	14.1
Liabilities:
Commodity contracts	66.9	0.6	—	67.5	(67.5)	—
Renewable energy credit and emissions obligations	—	460.4	—	460.4	—	460.4
Contingent consideration obligation	—	—	18.3	18.3	—	18.3

	As of December 31, 2023
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$130.3	$—	$—	$130.3	N/A	$130.3
Commodity contracts	80.1	—	—	80.1	(46.9)	33.2
Liabilities:
Commodity contracts	46.9	—	—	46.9	(46.9)	—
Renewable energy credit and emissions obligations	—	429.8	—	429.8	—	429.8
Contingent consideration obligation	—	—	21.6	21.6	—	21.6

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
•The contingent consideration obligation at March 31, 2024 and December 31, 2023 is categorized in Level 3 of the fair value hierarchy and is estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2024 and December 31, 2023, $19.2 million and $18.8 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the change in estimated future earnings related to the Martinez Contingent Consideration:

	Three Months Ended March 31,
(in millions)	2024	2023
Balance at beginning of period	$21.6	$150.5
Settlements	—	(5.4)
Unrealized gain included in earnings	(3.3)	(21.7)
Balance at end of period	$18.3	$123.4
There were no transfers between levels during the three months ended March 31, 2024 or the three months ended March 31, 2023.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 Senior Notes (a)	$801.6	$789.0	$801.6	$779.3
2030 Senior Notes (a)	500.0	519.3	500.0	514.8
	1,301.6	1,308.3	1,301.6	1,294.1
Unamortized discount	(3.1)	n/a	(3.2)	n/a
Less - Unamortized deferred financing costs	(49.9)	n/a	(52.5)	n/a
Long-term debt	$1,248.6	$1,308.3	$1,245.9	$1,294.1
______________________
(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the outstanding senior notes.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. On July 31, 2023, the Company terminated the third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”). Prior to its termination, the Third Inventory Intermediation Agreement contained purchase obligations for certain volumes of crude oil, intermediates, and refined products. The purchase obligations related to crude oil, intermediates and refined products under this agreement were derivative instruments designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives was based on market prices of the underlying crude oil, intermediates, and refined products. The level of activity for these derivatives was based on the level of operating inventories.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2024, there were 20,099,000 barrels of crude oil and 21,685,000 barrels of refined products (23,774,000 and 5,351,000, respectively, as of December 31, 2023), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of March 31, 2024 and December 31, 2023, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives not designated as hedging instruments:
March 31, 2024:
Commodity contracts	Accounts receivable	$14.1
December 31, 2023:
Commodity contracts	Accounts receivable	$33.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended March 31, 2024:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$—
For the three months ended March 31, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$4.2

Derivatives not designated as hedging instruments:
For the three months ended March 31, 2024:
Commodity contracts	Cost of products and other	$(25.5)
For the three months ended March 31, 2023:
Commodity contracts	Cost of products and other	$14.8

Hedged items designated in fair value hedges:
For the three months ended March 31, 2024:
Crude oil, intermediate and refined product inventory	Cost of products and other	$—
For the three months ended March 31, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(4.2)
The Company had no ineffectiveness related to the fair value hedges for the three months ended March 31, 2024 or the three months ended March 31, 2023.
11. SUBSEQUENT EVENTS
Dividend Declared
On May 2, 2024, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.25 per share on its outstanding Class A common stock. The dividend is payable on May 30, 2024 to PBF Energy Class A common stockholders of record at the close of business on May 16, 2024. The Company may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Holding included in the Annual Report on Form 10-K for the year ended December 31, 2023 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”
Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to PBF Holding and its consolidated subsidiaries.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants, and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We own and operate six domestic oil refineries and related assets. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 barrels per day (“bpd”), and a weighted-average Nelson Complexity Index of 12.7 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Our six oil refineries are aggregated into one reportable segment.
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. Each refinery is briefly described in the table below:

Refinery	Region	Nelson Complexity Index (1)	Throughput Capacity (in bpd) (1)	PADD	Crude Processed (2)	Source (2)
Delaware City	East Coast	13.6	180,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	8.8(3)	155,000(3)	1	light sweet through heavy sour	water
Toledo	Mid-Continent	11.0	180,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	13.0	185,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	13.8	166,000	5	medium and heavy	pipeline, water, truck
Martinez	West Coast	16.1	157,000	5	medium and heavy	pipeline and water
__________________________

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
PBF Logistics LP Transactions
PBFX GP serves as the general partner of PBFX. PBFX is an affiliate of ours. PBFX, an indirect wholly-owned subsidiary of PBF Energy and PBF LLC, owns or leases, operates, develops, and acquires crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas, and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. The majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with us, which include minimum volume commitments, for receiving, handling, storing, and transferring crude oil, refined products, and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by us to PBFX. From time to time, we have distributed to PBF LLC, which in turn contributed to PBFX, certain assets.
St. Bernard Renewables LLC Transactions
On June 27, 2023, PBF Energy and Eni Sustainable Mobility US Inc., a subsidiary of Eni SpA, consummated the closing of the equity method investment transaction and the capitalization of St. Bernard Renewables LLC (“SBR”), a jointly held investee designed to own, develop, and operate the renewable diesel facility co-located with our Chalmette refinery in Louisiana. In connection with this transaction, we distributed to PBF LLC, which in turn contributed to SBR, certain assets. We have no interest in SBR.

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
Senior Notes
On August 21, 2023, we issued $500.0 million in aggregate principal amount of 7.875% senior unsecured notes due 2030 (the “2030 Senior Notes”). The net proceeds from this offering were approximately $488.8 million after deducting the initial purchasers’ discount and estimated offering expenses. We used the net proceeds, together with cash on hand, to fully redeem the outstanding 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”), including accrued and unpaid interest, on September 13, 2023 for approximately $664.5 million.
Catalyst Financing Obligations
During 2023, we settled our last remaining precious metal financing arrangement, which represented a reduction of debt of approximately $3.1 million.
Inventory Intermediation Agreement
Prior to 2023, PBF Holding and its subsidiaries, Delaware City Refining Company LLC (“DCR”), Paulsboro Refining Company LLC (“PRC”), and Chalmette Refining LLC (“Chalmette Refining”) (collectively, the “PBF Entities”), entered into the third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). Pursuant to the Third Inventory Intermediation Agreement, J. Aron purchased and held title to certain crude oil, intermediates, and finished products (the “J. Aron Products”) purchased or produced by the Refineries and delivered into the storage tanks at the Refineries (the “Storage Tanks”). The J. Aron Products were sold back to us as the J. Aron Products were discharged out of the Storage Tanks.
On June 28, 2023, the PBF Entities entered into a second amendment to the Third Inventory Intermediation Agreement to amend certain provisions in order to allow for the early termination of the Third Inventory Intermediation Agreement effective as of July 31, 2023.
Transactions with SBR
We and our subsidiaries have entered into various agreements with SBR, related to the sale and purchase of environmental credits and hydrocarbon products. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for transactions with SBR.

Results of Operations
The following tables reflect our financial and operating highlights for the three months ended March 31, 2024 and 2023 (amounts in millions):

	Three Months Ended March 31,
	2024	2023
Revenues	$8,636.4	$9,285.5
Cost and expenses:
Cost of products and other	7,678.1	7,879.7
Operating expenses (excluding depreciation and amortization expense as reflected below)	654.7	749.0
Depreciation and amortization expense	132.3	132.9
Cost of sales	8,465.1	8,761.6
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	61.0	57.1
Depreciation and amortization expense	1.7	1.9
Change in fair value of contingent consideration, net	(3.3)	(16.3)
Loss (gain) on sale of assets	0.5	(1.6)
Total cost and expenses	8,525.0	8,802.7
Income from operations	111.4	482.8
Other income (expense):
Interest expense (net of interest income of $17.2 million and $16.8 million, respectively)	(11.2)	(14.9)
Change in fair value of catalyst obligations	—	0.7
Other non-service components of net periodic benefit cost	0.6	0.3
Income before income taxes	100.8	468.9
Income tax benefit	(0.3)	(0.6)
Net income	101.1	469.5
Less: net income attributable to noncontrolling interest	—	0.3
Net income attributable to PBF Holding Company LLC	$101.1	$469.2
Consolidated gross margin	$171.3	$523.9
Gross refining margin (1)	$958.3	$1,405.8
_____________________
(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended March 31,
	2024	2023
Key Operating Information
Production (bpd in thousands)	909.5	859.2
Crude oil and feedstocks throughput (bpd in thousands)	897.4	851.2
Total crude oil and feedstocks throughput (millions of barrels)	81.7	76.6
Consolidated gross margin per barrel of throughput	$2.09	$6.84
Gross refining margin, excluding special items, per barrel of throughput (1)	$11.73	$18.35
Refining operating expense, per barrel of throughput	$8.02	$9.78

Crude and feedstocks (% of total throughput) (2)
Heavy	24%	28%
Medium	44%	33%
Light	16%	21%
Other feedstocks and blends	16%	18%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	48%	47%
Distillates and distillate blendstocks	34%	34%
Lubes	1%	1%
Chemicals	1%	1%
Other	17%	18%
Total yield	101%	101%
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

	Three Months Ended March 31,
	2024	2023
	(dollars per barrel, except as noted)
Dated Brent crude oil	$83.13	$81.09
West Texas Intermediate (WTI) crude oil	$77.01	$75.97
Light Louisiana Sweet (LLS) crude oil	$79.72	$78.90
Alaska North Slope (ANS) crude oil	$81.33	$79.01
Crack Spreads
Dated Brent (NYH) 2-1-1	$21.05	$31.53
WTI (Chicago) 4-3-1	$17.15	$29.07
LLS (Gulf Coast) 2-1-1	$24.46	$34.12
ANS (West Coast-LA) 4-3-1	$29.00	$38.45
ANS (West Coast-SF) 3-2-1	$27.93	$39.16
Crude Oil Differentials
Dated Brent (foreign) less WTI	$6.11	$5.12
Dated Brent less Maya (heavy, sour)	$13.65	$18.42
Dated Brent less WTS (sour)	$5.79	$5.61
Dated Brent less ASCI (sour)	$6.31	$7.39
WTI less WCS (heavy, sour)	$17.57	$19.30
WTI less Bakken (light, sweet)	$2.70	$(2.90)
WTI less Syncrude (light, sweet)	$3.81	$(3.04)
WTI less LLS (light, sweet)	$(2.70)	$(2.93)
WTI less ANS (light, sweet)	$(4.31)	$(3.04)
Effective RIN basket price	$3.69	$8.19
Natural gas (dollars per MMBTU)	$2.10	$2.74
Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Overview— Net income was $101.1 million for the three months ended March 31, 2024 compared to net income of $469.5 million for the three months ended March 31, 2023.
Our results for the three months ended March 31, 2024 were positively impacted by a special item consisting of a change in fair value of the Martinez Contingent Consideration of $3.3 million. Our results for the three months ended March 31, 2023 were positively impacted by special items consisting of a change in fair value of the earn-out obligation associated with the acquisition of the Martinez refinery and logistics assets (the “Martinez Contingent Consideration”) of $16.3 million, and a gain on the sale of a parcel of land at our Torrance refinery of $1.7 million.

Excluding the impact of these special items, when comparing our results to the three months ended March 31, 2023, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads, as well as planned maintenance at our Delaware City and Toledo refineries. In addition, the planned and unplanned maintenance experienced at our West Coast refineries during the fourth quarter of 2023 extended into the first quarter of 2024. These decreasing metrics combined with the timing of our maintenance activities have negatively impacted our revenues, gross margin, and operating income in comparison to the same period in 2023. During the first quarter of 2023, despite heavy turnaround activity at our refineries, the stronger cracks resulted in overall higher margins as compared to the first quarter of 2024.
Revenues— Revenues totaled $8.6 billion for the three months ended March 31, 2024 compared to $9.3 billion for the three months ended March 31, 2023, a decrease of approximately $0.7 billion, or 7.5%. Revenues per barrel were $93.88 and $101.86 for the three months ended March 31, 2024 and 2023, respectively, a decrease of 7.8% directly related to lower hydrocarbon commodity prices. For the three months ended March 31, 2024, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 312,700 bpd, 112,300 bpd, 170,800 bpd and 301,600 bpd, respectively. For the three months ended March 31, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 326,400 bpd, 93,200 bpd, 169,100 bpd and 262,500 bpd, respectively. For the three months ended March 31, 2024, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 368,100 bpd, 125,600 bpd, 168,900 bpd and 348,300 bpd, respectively. For the three months ended March 31, 2023, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 381,900 bpd, 115,700 bpd, 178,600 bpd and 336,700 bpd, respectively.
Overall average throughput rates were higher in the three months ended March 31, 2024 due to decreased maintenance activity when compared to the same period in 2023. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were slightly higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated Gross Margin— Consolidated gross margin totaled $171.3 million for the three months ended March 31, 2024, compared to $523.9 million for the three months ended March 31, 2023, a decrease of approximately $352.6 million. Gross refining margin totaled $958.3 million, or $11.73 per barrel of throughput for the three months ended March 31, 2024 compared to $1,405.8 million, or $18.35 per barrel of throughput for the three months ended March 31, 2023, a decrease of approximately $447.5 million. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in the crack spreads at the majority of our refineries. During the three months ended March 31, 2024 and March 31, 2023, our refining margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $129.7 million for the three months ended March 31, 2024 compared to $181.1 million for the three months ended March 31, 2023.
Average industry margins were unfavorable during the three months ended March 31, 2024 compared to the same period in 2023, primarily due to decreased refining margins as a result of unfavorable movements in the crack spreads at the majority of our refineries.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $21.05 per barrel, or 33.2% lower, in the three months ended March 31, 2024, as compared to $31.53 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened WTI/Bakken differential which increased by $5.60 per barrel, partially offset by a weakened Dated Brent/Maya which decreased by $4.77 per barrel, in comparison to the same period in 2023. The WTI/WCS differential decreased to $17.57 per barrel in the three months ended March 31, 2024 compared to $19.30 in the same period in 2023, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $17.15 per barrel, or 41.0% lower, in the three months ended March 31, 2024 as compared to $29.07 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by a strengthening WTI/Bakken and WTI/Syncrude differentials, which increased by $5.60 and $6.85 per barrel, respectively, in comparison to the same period in 2023.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $24.46 per barrel, or 28.3% lower, in the three months ended March 31, 2024 as compared to $34.12 per barrel in the same period in 2023. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthened WTI/LLS differential, which averaged a premium of $2.70 per barrel for the three months ended March 31, 2024 as compared to a premium of $2.93 per barrel in the same period of 2023.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $29.00 per barrel, or 24.6% lower, in the three months ended March 31, 2024 as compared to $38.45 per barrel in the same period in 2023. Additionally (West Coast) 3-2-1 industry crack spread was $27.93 per barrel, or 28.7% lower, in the three months ended March 31, 2024 as compared to $39.16 per barrel in the same period in 2023. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $4.31 per barrel for the three months ended March 31, 2024 as compared to a premium of $3.04 per barrel in the same period of 2023.
Operating Expenses— Operating expenses totaled $654.7 million, or $8.02 per barrel of throughput, for the three months ended March 31, 2024 compared to $749.0 million, or $9.78 per barrel of throughput, for the three months ended March 31, 2023, a decrease of approximately $94.3 million, or 12.6%. The decrease in operating expenses was mainly attributable to lower maintenance costs and lower energy costs due to a decrease in natural gas prices.
General and Administrative Expenses— General and administrative expenses totaled $61.0 million for the three months ended March 31, 2024 compared to $57.1 million for the three months ended March 31, 2023, an increase of approximately $3.9 million or 6.8%. Our general and administrative expenses were slightly higher in comparison to the prior year due to higher employee-related expenses. General and administrative costs are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss (Gain) on Sale of Assets— There was a net loss of $0.5 million for the three months ended March 31, 2024 related primarily to the sale of non-operating refinery assets. There was a net gain of $1.6 million for the three months ended March 31, 2023 related primarily to the sale of land at our Torrance refinery.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $134.0 million for the three months ended March 31, 2024 (including $132.3 million recorded within Cost of sales) compared to $134.8 million for the three months ended March 31, 2023 (including $132.9 million recorded within Cost of sales), a decrease of approximately $0.8 million. The decrease was primarily due to the distribution of assets, previously held by us, to PBF LLC, which in turn contributed to one of its subsidiaries, Chalmette Refining Service Company LLC during the second quarter of 2023.

Change in Fair Value of Contingent Consideration, net— Change in fair value of contingent consideration represented a gain of $3.3 million and $16.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively. These gains were related to changes in the estimated fair value of the Martinez Contingent Consideration.
Change in Fair Value of Catalyst Obligations— Change in fair value of catalyst obligations represented a gain of $0.7 million for the three months ended March 31, 2023. This gain related to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we were obligated to repurchase at fair market value upon lease termination.
Interest Expense, net— Interest expense totaled $11.2 million for the three months ended March 31, 2024 compared to $14.9 million for the three months ended March 31, 2023, a decrease of approximately $3.7 million. The net decrease is mainly attributable to the redemption of the 2025 Senior Notes in the third quarter of 2023 and the offering of our 2030 Senior Notes during the third quarter of 2023 at a reduced principal amount. Additionally, the early termination of the Third Inventory Intermediation Agreement in 2023 further reduced our interest expense. For the three months ended March 31, 2024, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income Tax Benefit— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended March 31, 2024 and March 31, 2023, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of the Chalmette refinery in the fourth quarter of 2015 and our Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $0.3 million was recorded for the three months ended March 31, 2024 in comparison to an income tax benefit of $0.6 million recorded for the three months ended March 31, 2023, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented for the Non-GAAP measures presented herein relate to net changes in fair value of contingent consideration and gain on land sales. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as consolidated gross margin excluding refining depreciation and operating expenses. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refining operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenues less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended March 31,
	2024		2023
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$8,636.4	$105.74	$9,285.5	$121.21
Less: Cost of sales	8,465.1	103.65	8,761.6	114.37
Consolidated gross margin	$171.3	$2.09	$523.9	$6.84
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$171.3	$2.09	$523.9	$6.84
Add: Refining operating expense	654.7	8.02	749.0	9.78
Add: Refining depreciation expense	132.3	1.62	132.9	1.73
Gross refining margin	$958.3	$11.73	$1,405.8	$18.35
Gross refining margin excluding special items	$958.3	$11.73	$1,405.8	$18.35
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, change in the fair value of catalyst obligations, net change in the fair value of contingent consideration, gains on land sales, and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:

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
The following tables reconcile net income as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023
Reconciliation of net income to EBITDA and EBITDA excluding special items:
Net income	$101.1	$469.5
Add: Depreciation and amortization expense	134.0	134.8
Add: Interest expense, net	11.2	14.9
Add: Income tax benefit	(0.3)	(0.6)
EBITDA	$246.0	$618.6
Special Items: (1)
Add: Change in fair value of contingent consideration, net	(3.3)	(16.3)
Add: Gain on land sales	—	(1.7)
EBITDA excluding special items	$242.7	$600.6

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$246.0	$618.6
Add: Stock-based compensation	12.4	9.2
Add: Change in fair value of catalyst obligations	—	(0.7)
Add: Change in fair value of contingent consideration, net (1)	(3.3)	(16.3)
Add: Gain on land sales (1)	—	(1.7)
Adjusted EBITDA	$255.1	$609.1
——————————
See Notes to Non-GAAP Financial Measures.

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:
(1)    Special items:
Change in fair value of contingent consideration, net - During the three months ended March 31, 2024, we recorded a net change in fair value of the Martinez Contingent Consideration which increased both income from operations and net income by $3.3 million. During the three months ended March 31, 2023, we recorded a change in fair value of the Martinez Contingent Consideration, which increased both income from operations and net income by $16.3 million.
Gain on land sales - During the three months ended March 31, 2023, we recorded a gain on the sale of a separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased both income from operations and net income by $1.7 million. There were no gains or losses on land sales during the three months ended March 31, 2024.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future distributions, and debt service requirements, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political, and other factors beyond our control. As of March 31, 2024, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $8.7 million for the three months ended March 31, 2024 compared to net cash provided by operating activities of $392.8 million for the three months ended March 31, 2023. Our operating cash flows for the three months ended March 31, 2024 include our net income of $101.1 million, depreciation and amortization of $137.9 million, pension and other post-retirement benefits costs of $13.0 million, stock-based compensation of $12.4 million, and a loss on sale of assets of $0.5 million, partially offset by a net change in the fair value of the Martinez Contingent Consideration of $3.3 million and a deferred income tax benefit of $0.6 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $252.3 million, primarily driven by the timing of payments for accrued expenses and accounts payable. Our operating cash flows for the three months ended March 31, 2023 included net income of $469.5 million, depreciation and amortization of $140.5 million, pension and other post-retirement benefits costs of $12.0 million, stock-based compensation of $9.2 million, and deferred incomes taxes of $0.3 million, partially offset by a net change in fair value of the Martinez Contingent Consideration of $16.3 million, net non-cash charges related to changes in fair value of our inventory repurchase obligations of $4.2 million, gain on sale of assets of $1.6 million, and a change in the fair value of our catalyst obligations of $0.7 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $215.9 million, driven by the timing of inventory purchases, payments for accrued expenses and accounts payable, and collections of accounts receivable. Change in accrued expenses was due primarily to a decrease in renewable energy credit and emissions obligations, as a result of a decrease in our unfunded RINs obligation.

Cash Flows from Investing Activities
Net cash used in investing activities was $283.6 million for the three months ended March 31, 2024 compared to net cash used in investing activities of $376.0 million for the three months ended March 31, 2023. The net cash flows used in investing activities for the three months ended March 31, 2024 was comprised of cash outflows of capital expenditures totaling $138.5 million, expenditures for refinery turnarounds of $140.6 million, and expenditures for other assets of $4.5 million. The net cash used in investing activities for the three months ended March 31, 2023 was comprised of cash outflows of capital expenditures totaling $237.1 million, expenditures for refinery turnarounds of $127.7 million, and expenditures for other assets of $15.6 million, partially offset by proceeds from the sale of assets of $4.4 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $60.8 million for the three months ended March 31, 2024 compared to net cash used in financing activities of $575.4 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, net cash used in financing activities consisted primarily of distributions to members of $210.9 million, payments on finance leases of $3.0 million, and deferred financing costs and other of $0.1 million, partially offset by proceeds from insurance premium financing of $78.2 million and proceeds from contributions from PBF LLC of $75.0 million. For the three months ended March 31, 2023, net cash used in financing activities consisted primarily of distributions to members of $658.2 million, deferred financing costs and other of $0.5 million, and payments on finance leases of $2.9 million, partially offset by proceeds from contributions from PBF LLC of $25.0 million and proceeds from insurance premium financing of $61.2 million.
Liquidity
As of March 31, 2024, our operational liquidity was more than $4.2 billion (more than $4.6 billion as of December 31, 2023) which consists of $1.4 billion of cash, and more than $2.8 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of March 31, 2024, outstanding letters of credit totaled approximately $62.5 million.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements.
Working Capital
Our working capital at March 31, 2024 was $1,952.3 million, consisting of $5,725.8 million in total current assets and $3,773.5 million in total current liabilities. Our working capital at December 31, 2023 was $2,184.0 million, consisting of $6,480.3 million in total current assets and $4,296.3 million in total current liabilities.
Capital Spending
Capital spending was $283.6 million for the three months ended March 31, 2024 and was primarily comprised of annual maintenance and turnaround costs at our Delaware City and Toledo refineries. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries. We currently expect to spend an aggregate of approximately $800.0 million to $850.0 million during full-year 2024 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.

Crude and Feedstock Supply Agreements
We currently purchase all of our crude and feedstock needs from various suppliers, primarily through short-term and spot market agreements. We also have a crude supply agreement with Saudi Aramco, the term of which is currently year to year, for up to approximately 100,000 bpd that is processed at the Paulsboro refinery and crude supply agreements with Shell Trading (US) Company (primarily serving our Martinez refinery) for up to approximately 65,000 bpd, through 2026.
Distributions
We make, from time to time, distributions to PBF LLC, if necessary, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
On May 2, 2024, PBF Energy, our indirect parent, announced a dividend of $0.25 per share on its outstanding Class A common stock. The dividend is payable on May 30, 2024 to PBF Energy Class A common stockholders of record at the close of business on May 16, 2024. If necessary, we may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.
Supplemental Guarantor Financial Information
As of March 31, 2024, PBF Services, DCR, PBF Power Marketing LLC, PRC, Toledo Refining Company LLC, Chalmette Refining, PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC (“MRC”), PBF International Inc. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) and 2030 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated January 24, 2020 and August 21, 2023 among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd., PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2028 Senior Notes and 2030 Senior Notes. The 2028 Senior Notes and 2030 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets (1)	$5,495.1	$6,263.0
Non-current assets	6,300.1	6,074.0
Due from non-guarantor subsidiaries	22,272.3	21,756.8

LIABILITIES AND EQUITY
Current liabilities (1)	$3,559.7	$4,078.1
Long-term liabilities	2,370.8	2,342.8
Due to non-guarantor subsidiaries	22,183.2	21,692.6

(1) Includes $44.9 million and $63.9 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX and SBR as of March 31, 2024. Includes $27.3 million and $72.0 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX and SBR as of December 31, 2023. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,
Summarized Statements of Operations (in millions)	2024	2023
Revenues	$8,584.2	$9,191.6
Cost of sales	7,951.9	8,247.3
Gross margin	632.3	944.3
Income from operations	573.4	903.7

Net income	557.6	889.4
Net income attributable to PBF Holding Company LLC	557.6	889.2

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$467.3	$422.2
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	10.8	2.3
Affiliate revenues related to transactions with PBFX and SBR (1)	47.1	4.0
Affiliate expenses related to transactions with PBFX and SBR (1)	178.1	89.0
(1) Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

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
Commodity Price Risk
Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, refined products, and natural gas. The supply of and demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive and alternative fuels, and the extent of government regulation. As a result, the prices of these commodities can be volatile. Our revenues fluctuate significantly with movements in industry refined product prices, our cost of sales fluctuates significantly with movements in crude oil and feedstock prices and our operating expenses fluctuate with movements in the price of natural gas. We manage our exposure to these commodity price risks through our supply and offtake agreements as well as through the use of various commodity derivative instruments.
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
At March 31, 2024 and December 31, 2023, we had gross open commodity derivative contracts representing 41.8 million barrels and 29.1 million barrels, respectively, with an unrealized net gain of $14.1 million and $33.2 million, respectively. The open commodity derivative contracts as of March 31, 2024 expire at various times during 2024.
We carry inventories of crude oil, intermediates, and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 32.9 million barrels and 36.2 million barrels at March 31, 2024 and December 31, 2023, respectively. The average cost of our hydrocarbon inventories was approximately $83.30 and $83.64 per barrel on a last-in-first-out (“LIFO”) basis at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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

Compliance Program Price Risk
We are exposed to market risks related to our obligations to buy, and the volatility in the price of, credits needed to comply with various governmental and regulatory compliance programs, which include RINs, required to comply with the RFS. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by Environmental Protection Agency. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of the market risk relating to our obligations on our results of operations and cash flows, we may elect to purchase RINs or other environmental credits as part of our liability management strategy. We also have the ability to purchase RINs directly from SBR.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At March 31, 2024, we had no outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.6 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of March 31, 2024. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
We currently have multiple outstanding notices of violation (“NOVs”) issued by regulatory authorities for various alleged regulation and permit violations at our refineries. It is not possible to predict the outcome of any of these NOVs or the amount of the penalties that will be assessed in connection with any NOV. If any one or more of them were decided against us, we believe that there would be no material effect on our financial position, results of operations, or liquidity. SEC regulations require us to disclose certain information about proceedings arising under federal, state, or local provisions regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment, if a governmental authority is a party to such proceeding and such proceeding involves potential monetary sanctions, exclusive of interest and costs, that exceeds a specified threshold. We use a threshold of $1 million for such determination because we believe that such threshold is reasonably designed to result in disclosure of any such proceeding that is material to the business or financial condition.
On November 24, 2022, Martinez refinery, owned and operated by MRC experienced a spent catalyst release that is currently being investigated by the Bay Area Air Quality Management District (“BAAQMD”), Contra Costa County (“CCC”), the Department of Justice and the Environmental Protection Agency (“EPA”), and the California Department of Fish and Game (“DFG”). To date, the BAAQMD has issued 35 NOVs, the CCC has issued two NOVs, and the DFG has made findings relating to the spent catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health (“CalOSHA”), the CCC, and the EPA. The BAAQMD also issued an NOV relating to the July 11, 2023 coke dust incident and an NOV relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident, and has received inquiries or notices of investigation from the BAAQMD, CalOSHA, and the CCC. The BAAQMD additionally issued an NOV relating to the December 15, 2023 flaring incident and four NOVs relating to the December 18, 2023 brush fire incident. The DFG, the CCC, and the BAAQMD have referred their findings and/or NOVs to the CCC District Attorney for the spent catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAQMD announced a joint civil enforcement action against MRC that will include enforcement of the BAAQMD’s, the CCC’s, and the DFG’s claims from the spent catalyst incident, as well as additional enforcement claims from various incidents. For the spent catalyst, coke dust, flaring, brush fire, and other incidents, no penalties have been assessed to date by the various agencies, but it is reasonable to expect that, individually or in the aggregate, the amount of such penalties when assessed may exceed $1 million.

On September 27, 2023, MRC received from the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) an Administrative Civil Liability (“ACL”) assessment in the amount of $13.8 million for allegedly: (1) exceeding its effluent limitations and discharging to the Carquinez Strait without authorization in October 2022, January 2023, and June 2023; and (2) failing to submit Climate Change Adaptation information. On January 12, 2024, MRC met with the RWQCB to discuss its response to their ACL assessment. Based on the discussions and the information provided by MRC, the RWQCB proposed reducing the ACL assessment to approximately $4.5 million and noted that for any settlement 50% of the penalty could be in the form of an Enhanced Compliance Actions (“ECA”), a Supplemental Environmental Project (“SEP”), or a combination of the two. On January 19, 2024, MRC agreed to accept the reduced ACL, with 50% of the approximately $4.5 million dedicated to an ECA and SEP. On March 28, 2024, MRC agreed to a SEP that would fund marsh restoration near the Martinez refinery in the amount of $2.25 million. The parties are currently drafting the settlement agreement and stipulation for entry of administrative civil liability order. Once it is finalized, it will be presented to the RWQCB’s Board for final approval.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., PBF Energy Inc., PBF LLC, and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On September 22, 2022, the Ninth Circuit Court of Appeals affirmed. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed plaintiff’s trespass claim with prejudice and granted plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. On March 27, 2023, plaintiff filed a Fourth Amended Complaint relating to the remaining nuisance claims. On May 23, 2023, the Court denied our motion to dismiss on the pleadings for plaintiff’s failure to establish standing to bring the nuisance claims. After completing further discovery, on August 28, 2023, we filed a Motion for Summary Judgment. On October 18, 2023, the Court issued an order granting our motion, adjudged that plaintiff take nothing, and that the action be dismissed with prejudice. The order also allows us to recover the costs of suit pursuant to a bill of costs. On October 30, 2023, plaintiff filed a notice of appeal to the Ninth Circuit regarding the Court’s order granting summary judgment and the Court has granted them an extension to file their opening brief, which is now due May 20, 2024. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On August 16, 2023, in Joseph Piscitelli and Lara Zanzucchi v. Martinez Refining Company LLC, our subsidiary MRC was named as a defendant in a class action and representative action complaint which contains allegations of public and private nuisance, trespass, and negligence arising from MRC’s operations. MRC filed its answer to the complaint on October 31, 2023. The initial Court hearing to discuss discovery issues was held on January 2, 2024. At the hearing, the Court raised the issue of mediation and directed the parties to meet and confer and agree to stipulate to a mediation deadline. On January 9, 2024, the parties filed a stipulation agreeing to consider private mediation by September 20, 2024. On January 17, 2024, the Court issued a scheduling order setting the class certification hearing for April 10, 2025. On April 4, 2024, the Court granted plaintiffs’ motion for leave to file a First Amendment Complaint (“FAC”) to add plaintiff Malan and dismiss plaintiff Zanzucchi, which plaintiffs filed on April 10, 2024. On the same day, the Court granted plaintiffs’ motion. MRC filed its answer to the FAC on April 23, 2024. The parties are currently engaged in discovery. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On December 15, 2023, in Alena Cruz and Shannon Payne vs. PBF Energy Inc., et. al, we and our subsidiaries PBF Western Region and MRC were named as defendants in a class action and representative action complaint filed by Alena Cruz and Shannon Payne, and on behalf of all others similarly situated. The complaint contains allegations of Clean Air Act violations, claims for medical and environmental monitoring, liability for ultrahazardous activities, negligence, and public and private nuisance from MRC’s operations. The proposed class is all individuals who reside and/or work in the City of Martinez, including the surrounding communities of Alhambra Valley and Franklin Canyon, as well as El Sobrante, Hercules, Benicia, and Richmond, who have allegedly been exposed to elevated levels of spent catalyst discharged from MRC’s operations during the period November 24, 2022 to the present. On December 21, 2023, plaintiffs granted an extension until February 5, 2024 for MRC to respond to the initial complaint. On February 5, 2024, MRC filed a motion to dismiss on the pleadings. In response, on February 16, 2024, plaintiffs filed a FAC. On February 29, 2024, MRC filed a motion to dismiss the FAC on the pleadings. Plaintiffs’ opposition was filed on March 14, 2024. MRC filed its reply to plaintiffs’ opposition on March 21, 2024. At the motion hearing on April 4, 2024, the Court granted MRC’s request to dismiss all wrongly named PBF entities and plaintiffs’ Clean Air Act and Medical Monitoring causes of action. At the following Status Conference on April 4, 2024, the Court agreed that the Cruz and Piscitelli cases should now be related. The Court ordered the Cruz and Piscitelli plaintiffs to meet and confer on a joint discovery schedule and report back to the Court by the end of April 2024. MRC’s renewed motion to relate the Cruz and Piscitelli cases was filed on April 26, 2024. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
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

PBF Holding Company LLC

Date:	May 7, 2024	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	May 7, 2024	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)