Form 10-Q
period 2024-06-30
PBF Holding Co LLC; PBF Finance Corp
filed 2024-08-07
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
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
PBF Holding Company LLC has no common stock outstanding. As of August 2, 2024, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

EXPLANATORY NOTE
This combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of June 30, 2024. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC (“PBFX GP”) is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,351.1	$1,760.8
Accounts receivable	1,478.6	1,336.1
Accounts receivable - affiliate	33.3	27.3
Inventories	2,864.2	3,183.1
Prepaid and other current assets	193.1	173.0
Total current assets	5,920.3	6,480.3
Property, plant and equipment, net	4,182.3	4,145.5
Lease right of use assets - third party	799.7	788.2
Lease right of use assets - affiliate	374.5	380.8
Deferred charges and other assets, net	1,350.6	1,129.3
Total assets	$12,627.4	$12,924.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,120.6	$952.9
Accounts payable - affiliate	61.9	72.0
Accrued expenses	2,770.7	2,968.0
Current operating lease liabilities - third party	164.7	131.1
Current operating lease liabilities - affiliate	109.2	108.7
Deferred revenue	20.5	63.6
Total current liabilities	4,247.6	4,296.3
Long-term debt	1,251.5	1,245.9
Deferred tax liabilities	22.0	24.8
Long-term operating lease liabilities - third party	595.0	607.9
Long-term operating lease liabilities - affiliate	265.2	272.1
Long-term financing lease liabilities - third party	40.5	46.1
Other long-term liabilities	270.1	269.2
Total liabilities	6,691.9	6,762.3
Commitments and contingencies (Note 6)
Equity:
PBF Holding Company LLC equity
Member’s equity	3,439.8	3,298.7
Retained earnings	2,500.9	2,868.8
Accumulated other comprehensive loss	(18.3)	(18.8)
Total PBF Holding Company LLC equity	5,922.4	6,148.7
Noncontrolling interest	13.1	13.1
Total equity	5,935.5	6,161.8
Total liabilities and equity	$12,627.4	$12,924.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$8,726.6	$9,148.4	$17,363.0	$18,433.9
Cost and expenses:
Cost of products and other	8,045.5	7,988.2	15,723.6	15,867.9
Operating expenses (excluding depreciation and amortization expense as reflected below)	581.9	571.4	1,236.6	1,320.4
Depreciation and amortization expense	145.8	133.0	278.1	265.9
Cost of sales	8,773.2	8,692.6	17,238.3	17,454.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	62.1	100.8	123.1	157.9
Depreciation and amortization expense	1.8	2.3	3.5	4.2
Change in fair value of contingent consideration, net	—	(16.6)	(3.3)	(32.9)
Loss (gain) on sale of assets	0.2	0.2	0.7	(1.4)
Total cost and expenses	8,837.3	8,779.3	17,362.3	17,582.0
Income (loss) from operations	(110.7)	369.1	0.7	851.9
Other income (expense):
Interest expense (net of interest income of $13.8 million, $12.2 million, $31.0 million and $29.0 million, respectively)	(17.7)	(15.1)	(28.9)	(30.0)
Change in fair value of catalyst obligations	—	0.5	—	1.2
Other non-service components of net periodic benefit cost	0.6	0.1	1.2	0.4
Income (loss) before income taxes	(127.8)	354.6	(27.0)	823.5
Income tax benefit	(2.3)	—	(2.6)	(0.6)
Net income (loss)	(125.5)	354.6	(24.4)	824.1
Less: net income attributable to noncontrolling interest	—	0.1	—	0.4
Net income (loss) attributable to PBF Holding Company LLC	$(125.5)	$354.5	$(24.4)	$823.7

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(125.5)	$354.6	$(24.4)	$824.1
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.2)	(0.5)	—	(0.1)
Net gain on pension and other post-retirement benefits	0.2	0.1	0.5	0.1
Total other comprehensive income (loss)	—	(0.4)	0.5	—
Comprehensive income (loss)	(125.5)	354.2	(23.9)	824.1
Less: comprehensive income attributable to noncontrolling interest	—	0.1	—	0.4
Comprehensive income (loss) attributable to PBF Holding Company LLC	$(125.5)	$354.1	$(23.9)	$823.7

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, March 31, 2024	$3,373.3	$(18.3)	$2,759.1	$13.1	$6,127.2
Member distributions	—	—	(132.7)	—	(132.7)
Capital contributions from PBF LLC	60.0	—	—	—	60.0
Stock-based compensation	6.5	—	—	—	6.5
Comprehensive income (loss)	—	—	(125.5)	—	(125.5)
Balance, June 30, 2024	$3,439.8	$(18.3)	$2,500.9	$13.1	$5,935.5

Balance, March 31, 2023	$2,991.2	$(4.0)	$2,460.6	$12.5	$5,460.3
Member distributions	—	—	(440.8)	—	(440.8)
Capital contributions from PBF LLC	610.0	—	—	—	610.0
Distribution of assets to PBF LLC	(844.1)	—	—	—	(844.1)
Stock-based compensation	7.2	—	—	—	7.2
Comprehensive income (loss)	—	(0.4)	354.5	0.1	354.2
Balance, June 30, 2023	$2,764.3	$(4.4)	$2,374.3	$12.6	$5,146.8
See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, December 31, 2023	$3,298.7	$(18.8)	$2,868.8	$13.1	$6,161.8
Member distributions	—	—	(343.5)	—	(343.5)
Capital contributions from PBF LLC	135.0	—	—	—	135.0
Distribution of assets to PBF LLC	(8.8)	—	—	—	(8.8)
Stock-based compensation expense	14.9	—	—	—	14.9
Comprehensive income (loss)	—	0.5	(24.4)	—	(23.9)
Balance, June 30, 2024	$3,439.8	$(18.3)	$2,500.9	$13.1	$5,935.5

Balance, December 31, 2022	$2,959.7	$(4.4)	$2,649.6	$12.2	$5,617.1
Member distributions	—	—	(1,099.0)	—	(1,099.0)
Capital contributions from PBF LLC	635.0	—	—	—	635.0
Distribution of assets to PBF LLC	(844.1)	—	—	—	(844.1)
Stock-based compensation expense	13.7	—	—	—	13.7
Comprehensive income	—	—	823.7	0.4	824.1
Balance, June 30, 2023	$2,764.3	$(4.4)	$2,374.3	$12.6	$5,146.8

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(24.4)	$824.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	289.3	280.7
Stock-based compensation	21.0	18.9
Change in fair value of catalyst obligations	—	(1.2)
Deferred income taxes	(2.7)	0.1
Non-cash change in inventory repurchase obligations	—	8.5
Change in fair value of contingent consideration, net	(3.3)	(32.9)
Pension and other post-retirement benefit costs	26.0	23.9
Loss (gain) on sale of assets	0.7	(1.4)

Changes in operating assets and liabilities:
Accounts receivable	(142.5)	99.5
Due to/from affiliates	(16.1)	(9.5)
Inventories	318.9	(68.7)
Prepaid and other current assets	(20.1)	(36.4)
Accounts payable	195.4	(202.1)
Accrued expenses	(204.2)	(322.5)
Deferred revenue	(43.1)	37.3
Other assets and liabilities	(19.5)	(19.4)
Net cash provided by operating activities	$375.4	$598.9

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(191.4)	(442.0)
Expenditures for deferred turnaround costs	(400.2)	(268.0)
Expenditures for other assets	(24.8)	(35.0)
Proceeds from sale of assets	—	4.4
Net cash used in investing activities	$(616.4)	$(740.6)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Contributions from PBF LLC	$135.0	$635.0
Distributions to members	(343.6)	(1,099.0)
Payment of contingent consideration	—	(80.1)
Payments on financing leases	(6.1)	(5.8)
Proceeds from insurance premium financing	46.1	35.0
Deferred financing costs and other, net	(0.1)	(0.5)
Net cash used in financing activities	$(168.7)	$(515.4)

Net change in cash and cash equivalents	(409.7)	(657.1)
Cash and cash equivalents, beginning of period	1,760.8	2,153.9
Cash and cash equivalents, end of period	$1,351.1	$1,496.8

Supplemental cash flow disclosures
Non-cash activities:
Distribution of assets to PBF Energy Company LLC	$(8.8)	$844.1
Accrued and unpaid capital expenditures	68.3	108.6
Assets acquired or remeasured under operating and financing leases	182.9	174.8
Cash paid during the period for:
Interest (net of capitalized interest of $9.1 million and $28.1 million in 2024 and 2023, respectively)	$68.6	$46.0
Income taxes	0.4	1.4

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of, an equity interest representing approximately 99.3% of the outstanding economic interest in PBF LLC as of June 30, 2024. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC, Delaware City Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, and Martinez Refining Company LLC (“MRC”) are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company” unless the context otherwise requires.
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
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. INVENTORIES
Inventories consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Refined products and blendstocks	$1,398.7	$1,536.5
Crude oil and feedstocks	1,307.5	1,495.4
Warehouse stock and other	158.0	151.2
	2,864.2	3,183.1
Lower of cost or market adjustment	—	—
Total inventories	$2,864.2	$3,183.1
As of June 30, 2024 and December 31, 2023 there was no lower of cost or market adjustment recorded as the replacement value of inventories exceeded the last-in, first-out carrying value.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Inventory-related accruals	$1,693.6	$1,716.2
Renewable energy credit and emissions obligations (a)	428.9	429.8
Accrued transportation costs	174.6	170.5
Excise and sales tax payable	145.6	137.3
Accrued salaries and benefits	76.9	185.5
Accrued refinery maintenance and support costs	58.4	60.2
Accrued utilities	51.4	71.0
Accrued capital expenditures	37.0	84.5
Environmental liabilities	12.7	15.7
Current finance lease liabilities	11.6	12.2
Accrued interest	9.8	32.4
Contingent consideration	—	21.6
Other	70.2	31.1
Total accrued expenses	$2,770.7	$2,968.0
__________________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of June 30, 2024, the Company had forward purchase commitments in excess of total accrued renewable energy and emissions obligations. The Company’s RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s current AB 32 liability is part of an ongoing triennial period program which will next be settled in the fourth quarter of 2024.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
6.00% senior unsecured notes due 2028 (“2028 Senior Notes”)	$801.6	$801.6
7.875% senior unsecured notes due 2030 (“2030 Senior Notes”)	500.0	500.0
Revolving Credit Facility	—	—
	1,301.6	1,301.6
Unamortized discount	(3.0)	(3.2)
Unamortized deferred financing costs	(47.1)	(52.5)
Long-term debt	$1,251.5	$1,245.9
As of June 30, 2024, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.
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
Commercial Agreements
The Company has entered into long-term, fee-based commercial agreements with PBFX relating to assets associated with the contribution agreements, which PBF LLC entered into with PBFX, the majority of which include a minimum volume commitment and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various pipeline, rail and truck terminaling and storage services to the Company and the Company has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. There were no agreements entered into during the three and six months ended June 30, 2024.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Affiliate Lease Agreements
In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The terms for these affiliate leases generally range from seven to fifteen years. These leases are recorded on the Company’s Balance Sheets within Lease right of use assets-affiliate, Current operating lease liabilities-affiliate and Long-term operating lease liabilities-affiliate.
Refer to the Company’s 2023 Annual Report on Form 10-K (“Note 9 - Related Party Transactions” and “Note 11 - Leases” of the Notes to Consolidated Financial Statements) for a more complete description of the agreements with PBFX.
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Reimbursements under affiliate agreements:
Services Agreement	$2.1	$2.1	$4.3	$4.3
Omnibus Agreement	1.4	2.1	2.9	3.9
Total expenses under affiliate agreements	(89.1)	(84.8)	(176.0)	(173.8)
Total reimbursements under the Omnibus Agreement are included in general and administrative expenses and reimbursements under the Services Agreement and expenses under affiliate agreements are included in Cost of products and other in the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $4.6 million and $38.8 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with PBFX as of June 30, 2024 ($5.2 million and $43.7 million, respectively, as of December 31, 2023).
Transactions and agreements with SBR
The Company and its subsidiaries have entered into various agreements with SBR, related to the sale and purchase of environmental credits and hydrocarbon products.
Commercial Agreements
PBF Holding has entered into commercial agreements with SBR for the purchase and sale of RINs and Low Carbon Fuel Standard (“LCFS”) credits.
The Agreement for the Sale and Purchase of Renewable Identification Numbers was initiated on June 1, 2023, and the Leadership for Energy Automated Processing Master Agreement for Purchasing and Selling of LCFS credits was initiated on August 1, 2023. Both agreements had initial terms of three months. Upon the expiration of the initial terms, both agreements have been, and may continue to be, automatically renewed for successive three-month periods, unless earlier terminated by the Company or SBR via written notice at least two months in advance of expiration.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Other Agreements
In addition to the agreements described above, the Company entered into an omnibus agreement with SBR for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions (the “SBR Omnibus Agreements”). Pursuant to the SBR Omnibus Agreement, the Company charges SBR a fixed administrative fee and SBR reimburses the Company for the services utilized. Furthermore, the Company entered into a common asset use and servitude agreement (the “CAUSA”) with SBR, pursuant to which the Company provides Chalmette Refining and SBR certain services with certain common use assets utilized. The cost of operations and maintenance for the common use assets is allocated between Chalmette Refining and SBR. Additionally, from time to time, the Company enters into short-term lease agreements for the use of marine vessels currently leased by SBR. Since these lease terms are less than one year, they are not recorded on the Company’s Consolidated Balance Sheet.
Summary of Transactions with SBR
A summary of the Company’s related party transactions with SBR is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Transactions under commercial agreements:
Sales	$8.2	$—	$13.2	$—
Purchases	(73.3)	—	(164.5)	—
Reimbursements under related party agreements:
Operating Agreement	31.5	—	66.8	—
SBR Omnibus Agreements	1.1	—	2.2	—
CAUSA	1.5	—	3.5	—
Total lease expense under related party agreements	(1.7)	—	(1.7)	—
Total sales, consisting of refined product sales, and purchases, primarily related to environmental credit and hydrocarbon purchases, under the commercial agreements with SBR are included within Revenues and Cost of products and other, respectively, on the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $28.7 million and $23.1 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with SBR as of June 30, 2024 ($22.1 million and $28.3 million, respectively, as of December 31, 2023).

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. COMMITMENTS AND CONTINGENCIES
In the ordinary conduct of the Company’s business, the Company is from time to time subject to lawsuits, investigations, and claims, including class action proceedings, mass tort actions, tort actions, environmental claims, and employee-related matters. The outcome of these matters cannot always be predicted accurately, but the Company accrues liabilities for these matters if the Company has determined that it is probable a loss has been incurred and the loss can be reasonably estimated. For such ongoing matters for which the Company has not recorded a liability but losses are reasonably possible, the Company is unable to estimate a range of possible losses at this time due to various reasons that may include but are not limited to, matters being in an early stage and not fully developed through pleadings, discovery or court proceedings, number of potential claimants being unknown or uncertainty regarding a number of different factors underlying the potential claims. However, the ultimate resolution of one or more of these contingencies could result in an adverse outcome that may have a material effect on the Company’s financial position, results of operations or cash flows.
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $110.6 million as of June 30, 2024 ($114.9 million as of December 31, 2023) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected on the Company’s Condensed Consolidated Balance Sheets was $152.4 million and $155.8 million at June 30, 2024 and December 31, 2023, respectively, of which $139.7 million and $140.1 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended June 30,
(in millions)	2024	2023
Gasoline and distillates	$7,442.9	$8,142.1
Asphalt and blackoils	667.4	385.0
Feedstocks and other	375.9	349.8
Chemicals	152.7	174.2
Lubricants	87.7	97.3
Total Revenues	$8,726.6	$9,148.4

	Six Months Ended June 30,
(in millions)	2024	2023
Gasoline and distillates	$15,041.9	$16,374.7
Asphalt and blackoils	1,141.0	788.2
Feedstocks and other	683.8	767.6
Chemicals	319.7	314.4
Lubricants	176.6	189.0
Total Revenues	$17,363.0	$18,433.9
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $20.5 million and $63.6 million as of June 30, 2024 and December 31, 2023, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
The income tax provision in the PBF Holding Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Current income tax (benefit) expense	$(0.2)	$0.2	$0.1	$(0.7)
Deferred income tax (benefit) expense	(2.1)	(0.2)	(2.7)	0.1
Total income tax benefit	$(2.3)	$—	$(2.6)	$(0.6)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2024 and December 31, 2023.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At June 30, 2024 and December 31, 2023, the Company had the obligation to return cash collateral posted against its derivative obligations of $22.3 million and $23.7 million, respectively. Cash collateral related to derivative contracts is recorded net in the Condensed Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of June 30, 2024
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$12.4	$—	$—	$12.4	N/A	$12.4
Commodity contracts	23.8	2.9	—	26.7	(26.7)	—
Liabilities:
Commodity contracts	31.5	2.1	—	33.6	(26.7)	6.9
Renewable energy credit and emissions obligations	—	428.9	—	428.9	—	428.9

	As of December 31, 2023
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$130.3	$—	$—	$130.3	N/A	$130.3
Commodity contracts	80.1	—	—	80.1	(46.9)	33.2
Liabilities:
Commodity contracts	46.9	—	—	46.9	(46.9)	—
Renewable energy credit and emissions obligations	—	429.8	—	429.8	—	429.8
Contingent consideration obligation	—	—	21.6	21.6	—	21.6

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
•The contingent consideration obligation at December 31, 2023 is categorized in Level 3 of the fair value hierarchy and was estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods. Our final earn-out payment of $18.8 million was paid in full during the second quarter of 2024.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2024 and December 31, 2023, $19.3 million and $18.8 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the prior year change in estimated future earnings related to the earn-out obligation associated with the acquisition of the Martinez Refinery and logistics assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$18.3	$123.4	$21.6	$150.5
Settlements	(18.8)	(78.2)	(18.8)	(83.6)
Unrealized loss (gain) included in earnings	0.5	(27.7)	(2.8)	(49.4)
Balance at end of period	$—	$17.5	$—	$17.5
There were no transfers between levels during the three and six months ended June 30, 2024 or the three and six months ended June 30, 2023.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 Senior Notes (a)	$801.6	$779.6	$801.6	$779.3
2030 Senior Notes (a)	500.0	511.9	500.0	514.8
	1,301.6	1,291.5	1,301.6	1,294.1
Unamortized discount	(3.0)	n/a	(3.2)	n/a
Less - Unamortized deferred financing costs	(47.1)	n/a	(52.5)	n/a
Long-term debt	$1,251.5	$1,291.5	$1,245.9	$1,294.1
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
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of June 30, 2024, there were 21,697,000 barrels of crude oil and 6,718,000 barrels of refined products (23,774,000 and 5,351,000, respectively, as of December 31, 2023), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of June 30, 2024 and December 31, 2023, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives not designated as hedging instruments:
June 30, 2024:
Commodity contracts	Accounts receivable	$(6.9)
December 31, 2023:
Commodity contracts	Accounts receivable	$33.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended June 30, 2024:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$—
For the three months ended June 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(12.7)
For the six months ended June 30, 2024:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$—
For the six months ended June 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(8.5)

Derivatives not designated as hedging instruments:
For the three months ended June 30, 2024:
Commodity contracts	Cost of products and other	$28.0
For the three months ended June 30, 2023:
Commodity contracts	Cost of products and other	$23.3
For the six months ended June 30, 2024:
Commodity contracts	Cost of products and other	$2.5
For the six months ended June 30, 2023:
Commodity contracts	Cost of products and other	$38.1

Hedged items designated in fair value hedges:
For the three months ended June 30, 2024:
Crude oil, intermediate and refined product inventory	Cost of products and other	$—
For the three months ended June 30, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$12.7
For the six months ended June 30, 2024:
Crude oil, intermediate and refined product inventory	Cost of products and other	$—
For the six months ended June 30, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$8.5
The Company had no ineffectiveness related to the fair value hedges for the three and six months ended June 30, 2024 or the three and six months ended June 30, 2023.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. SUBSEQUENT EVENTS
Dividend Declared
On August 1, 2024, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.25 per share on its outstanding Class A common stock. The dividend is payable on August 29, 2024 to PBF Energy Class A common stockholders of record at the close of business on August 15, 2024. The Company may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend.

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
Inventory Intermediation Agreement
Prior to 2023, PBF Holding and its subsidiaries, Delaware City Refining Company LLC (“DCR”), Paulsboro Refining Company LLC (“PRC”), and Chalmette Refining LLC (“Chalmette Refining”) (collectively, the “PBF Entities”), entered into the third amended and restated inventory intermediation agreement (the “Third Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). Pursuant to the Third Inventory Intermediation Agreement, J. Aron purchased and held title to certain crude oil, intermediates, and finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and at the election of the PBF Entities, the Chalmette refinery) (the “Refineries”) and delivered into the storage tanks at the Refineries (the “Storage Tanks”). The J. Aron Products were sold back to us as the J. Aron Products were discharged out of the Storage Tanks.
On June 28, 2023, the PBF Entities entered into a second amendment to the Third Inventory Intermediation Agreement to amend certain provisions in order to allow for the early termination of the Third Inventory Intermediation Agreement effective as of July 31, 2023.
Transactions with SBR
We and our subsidiaries have entered into various agreements with SBR, primarily related to the sale and purchase of environmental credits and hydrocarbon products. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for transactions with SBR.

Results of Operations
The following tables reflect our financial and operating highlights for the three and six months ended June 30, 2024 and 2023 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$8,726.6	$9,148.4	$17,363.0	$18,433.9
Cost and expenses:
Cost of products and other	8,045.5	7,988.2	15,723.6	15,867.9
Operating expenses (excluding depreciation and amortization expense as reflected below)	581.9	571.4	1,236.6	1,320.4
Depreciation and amortization expense	145.8	133.0	278.1	265.9
Cost of sales	8,773.2	8,692.6	17,238.3	17,454.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	62.1	100.8	123.1	157.9
Depreciation and amortization expense	1.8	2.3	3.5	4.2
Change in fair value of contingent consideration, net	—	(16.6)	(3.3)	(32.9)
Loss (gain) on sale of assets	0.2	0.2	0.7	(1.4)
Total cost and expenses	8,837.3	8,779.3	17,362.3	17,582.0
Income (loss) from operations	(110.7)	369.1	0.7	851.9
Other income (expense):
Interest expense (net of interest income of $13.8 million, $12.2 million, $31.0 million and $29.0 million, respectively)	(17.7)	(15.1)	(28.9)	(30.0)
Change in fair value of catalyst obligations	—	0.5	—	1.2
Other non-service components of net periodic benefit cost	0.6	0.1	1.2	0.4
Income (loss) before income taxes	(127.8)	354.6	(27.0)	823.5
Income tax benefit	(2.3)	—	(2.6)	(0.6)
Net income (loss)	(125.5)	354.6	(24.4)	824.1
Less: net income attributable to noncontrolling interest	—	0.1	—	0.4
Net income (loss) attributable to PBF Holding Company LLC	$(125.5)	$354.5	$(24.4)	$823.7
Consolidated gross margin	$(46.6)	$455.8	$124.7	$979.7
Gross refining margin (1)	$681.1	$1,160.2	$1,639.4	$2,566.0
_____________________
(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Key Operating Information
Production (bpd in thousands)	926.7	945.7	918.0	902.3
Crude oil and feedstocks throughput (bpd in thousands)	921.3	935.8	909.5	893.7
Total crude oil and feedstocks throughput (millions of barrels)	83.8	85.2	165.5	161.8
Consolidated gross margin per barrel of throughput	$(0.56)	$5.35	$0.76	$6.06
Gross refining margin, excluding special items, per barrel of throughput (1)	$8.12	$13.62	$9.91	$15.86
Refining operating expense, per barrel of throughput	$6.94	$6.71	$7.47	$8.16

Crude and feedstocks (% of total throughput) (2)
Heavy	34%	27%	29%	27%
Medium	34%	35%	39%	34%
Light	18%	21%	17%	21%
Other feedstocks and blends	14%	17%	15%	18%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	46%	48%	47%	48%
Distillates and distillate blendstocks	33%	33%	33%	33%
Lubes	1%	1%	1%	1%
Chemicals	1%	1%	1%	1%
Other	20%	18%	19%	18%
Total yield	101%	101%	101%	101%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars per barrel, except as noted)
Dated Brent crude oil	$85.02	$78.21	$84.09	$79.65
West Texas Intermediate (WTI) crude oil	$80.82	$73.56	$78.95	$74.76
Light Louisiana Sweet (LLS) crude oil	$83.65	$75.62	$81.72	$77.26
Alaska North Slope (ANS) crude oil	$86.42	$78.26	$83.91	$78.64
Crack Spreads
Dated Brent (NYH) 2-1-1	$21.46	$28.66	$21.26	$30.09
WTI (Chicago) 4-3-1	$19.48	$27.82	$18.33	$28.44
LLS (Gulf Coast) 2-1-1	$18.48	$26.41	$21.42	$30.26
ANS (West Coast-LA) 4-3-1	$27.44	$33.73	$28.21	$36.08
ANS (West Coast-SF) 3-2-1	$29.92	$33.56	$28.94	$36.36
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.21	$4.65	$5.15	$4.89
Dated Brent less Maya (heavy, sour)	$12.14	$14.70	$12.53	$16.58
Dated Brent less WTS (sour)	$4.10	$4.76	$4.93	$5.18
Dated Brent less ASCI (sour)	$3.88	$5.17	$5.08	$6.28
WTI less WCS (heavy, sour)	$13.60	$13.49	$15.58	$16.42
WTI less Bakken (light, sweet)	$0.86	$(1.74)	$1.77	$(2.32)
WTI less Syncrude (light, sweet)	$(1.45)	$(2.88)	$1.17	$(2.99)
WTI less LLS (light, sweet)	$(2.84)	$(2.05)	$(2.77)	$(2.50)
WTI less ANS (light, sweet)	$(5.60)	$(4.70)	$(4.97)	$(3.87)
Effective RIN basket price	$3.38	$7.68	$3.53	$7.93
Natural gas (dollars per MMBTU)	$2.32	$2.33	$2.21	$2.54
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Overview— Net loss was $125.5 million for the three months ended June 30, 2024 compared to net income of $354.6 million for the three months ended June 30, 2023.
Our results for the three months ended June 30, 2024 were not impacted by special items. Our results for the three months ended June 30, 2023 were positively impacted by a special item consisting of a change in fair value of our earn-out obligation associated with the acquisition of the Martinez refinery and logistics assets (the “Martinez Contingent Consideration”) of $16.6 million.

Excluding the impact of these special items, when comparing our results to the three months ended June 30, 2023, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and crude oil differentials and lower throughput volumes and barrels sold, as well as significant maintenance experienced at certain of our refineries. These decreasing metrics combined with the timing of our maintenance activities have negatively impacted our revenues, gross margin, and operating income in comparison to the same period in 2023. During the same period in 2023, despite heavy turnaround activity at our refineries, the stronger cracks resulted in overall higher margins.
Revenues— Revenues totaled $8.7 billion for the three months ended June 30, 2024 compared to $9.1 billion for the three months ended June 30, 2023, a decrease of approximately $0.4 billion, or 4.4%. Revenues per barrel were $96.45 and $95.56 for the three months ended June 30, 2024 and 2023, respectively, an increase of 0.9% directly related to higher hydrocarbon commodity prices. For the three months ended June 30, 2024, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 319,700 bpd, 139,800 bpd, 165,100 bpd and 296,700 bpd, respectively. For the three months ended June 30, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 304,100 bpd, 158,500 bpd, 169,300 bpd and 303,900 bpd, respectively. For the three months ended June 30, 2024, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 352,000 bpd, 147,800 bpd, 152,400 bpd and 342,000 bpd, respectively. For the three months ended June 30, 2023, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 348,300 bpd, 162,900 bpd, 178,100 bpd and 362,800 bpd, respectively.
Overall average throughput rates at our refineries were lower in the three months ended June 30, 2024 due to increased maintenance activity when compared to the same period in 2023. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated gross margin— Consolidated gross margin totaled $(46.6) million for the three months ended June 30, 2024 compared to $455.8 million for the three months ended June 30, 2023, a decrease of approximately $502.4 million. Gross refining margin totaled $681.1 million, or $8.12 per barrel of throughput for the three months ended June 30, 2024 compared to $1,160.2 million, or $13.62 per barrel of throughput for the three months ended June 30, 2023, a decrease of approximately $479.1 million. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in crack spreads and crude oil differentials and lower throughput volumes and barrels sold at the majority of our refineries, coupled with significant maintenance activity. During both the three months ended June 30, 2024 and June 30, 2023, our refining margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $116.0 million for the three months ended June 30, 2024 compared to $289.1 million for the three months ended June 30, 2023.
Average industry margins were unfavorable during the three months ended June 30, 2024 compared to the same period in 2023, primarily due to decreased refining margins as a result of unfavorable supply and demand dynamics that impacted crack spreads.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $21.46 per barrel, or 25.1% lower, in the three months ended June 30, 2024, as compared to $28.66 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened WTI/Bakken differential, which increased by $2.60 per barrel, partially offset by weakened Dated Brent/Maya differential, which decreased by $2.56 per barrel in comparison to the same period in 2023. The WTI/WCS differential increased to $13.60 per barrel in the three months ended June 30, 2024 compared to $13.49 in the same period in 2023, which favorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $19.48 per barrel, or 30.0% lower, in the three months ended June 30, 2024 as compared to $27.82 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by a strengthening WTI/Bakken and WTI/Syncrude differential differentials, which increased by $2.60 and $1.43 per barrel, respectively, in comparison to the same period in 2023.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $18.48 per barrel, or 30.0% lower, in the three months ended June 30, 2024 as compared to $26.41 per barrel in the same period in 2023. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.84 per barrel for the three months ended June 30, 2024 as compared to a premium of $2.05 per barrel in the same period of 2023.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $27.44 per barrel, or 18.6% lower, in the three months ended June 30, 2024 as compared to $33.73 per barrel in the same period in 2023. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $29.92 per barrel, or 10.8% lower, in the three months ended June 30, 2024 as compared to $33.56 per barrel in the same period in 2023. Our margins on the West Coast were negatively impacted from our refinery specific slate by weakened WTI/ANS differential, which averaged a premium of $5.60 per barrel for the three months ended June 30, 2024 as compared to a premium of $4.70 per barrel in the same period of 2023.
Operating expenses— Operating expenses totaled $581.9 million, or $6.94 per barrel of throughput, for the three months ended June 30, 2024 compared to $571.4 million, or $6.71 per barrel of throughput, for the three months ended June 30, 2023, an increase of $10.5 million, or 1.8%. The increase in operating expenses when compared to the same period in 2023 was mainly attributable to higher maintenance costs and outside service costs across our refineries, partially offset by lower energy costs due to a decrease in natural gas consumption.
General and administrative expenses— General and administrative expenses totaled $62.1 million for the three months ended June 30, 2024 compared to $100.8 million for the three months ended June 30, 2023, a decrease of approximately $38.7 million or 38.4%. The decrease in general and administrative expenses for the three months ended June 30, 2024 in comparison to the three months ended June 30, 2023 is primarily related to lower employee-related expenses, including incentive compensation. Our general and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries.
Loss (gain) on sale of assets— There was a loss of $0.2 million for both the three months ended June 30, 2024 and June 30, 2023, related primarily to the sale of non-operating refinery assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $147.6 million for the three months ended June 30, 2024 (including $145.8 million recorded within Cost of sales) compared to $135.3 million for the three months ended June 30, 2023 (including $133.0 million recorded within Cost of sales), an increase of $12.3 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2023.

Change in fair value of contingent consideration— Change in fair value of contingent consideration represented a gain of $16.6 million for the three months ended June 30, 2023 and related to changes in the estimated fair value of the Martinez Contingent Consideration. Our final earn-out payment of $18.8 million was paid in full during the three months ended June 30, 2024.
Change in fair value of catalyst obligations— Change in fair value of catalyst obligations represented a gain of $0.5 million for the three months ended June 30, 2023. This gain related to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we were obligated to repurchase at fair market value upon lease termination. During September 2023, we settled our remaining outstanding precious metal financing arrangement.
Interest expense, net— Interest expense, net totaled $17.7 million for the three months ended June 30, 2024 compared to $15.1 million for the three months ended June 30, 2023, an increase of approximately $2.6 million. For the three months ended June 30, 2024, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income tax benefit — As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended June 30, 2024 and June 30, 2023, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette refinery in the fourth quarter of 2015 and PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $2.3 million was recorded for the three months ended June 30, 2024 in comparison to a de minimis income tax benefit recorded for the three months ended June 30, 2023.
Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Overview— Net loss was $24.4 million for the six months ended June 30, 2024 compared to net income of $824.1 million for the six months ended June 30, 2023.
Our results for the six months ended June 30, 2024 were positively impacted by a special item consisting of a change in fair value of the Martinez Contingent Consideration of $3.3 million. Our results for the six months ended June 30, 2023 were positively impacted by special items consisting of a change in fair value of the Martinez Contingent Consideration of $32.9 million, and a gain on the sale of a parcel of land at our Torrance refinery of $1.7 million.
Excluding the impact of these special items, when comparing our results to the six months ended June 30, 2023, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and crude oil differentials and lower throughput volumes and barrels sold, as well as significant maintenance at our East Coast, Mid-Continent and West Coast refineries. In addition, the planned and unplanned maintenance experienced at our West Coast refineries during the fourth quarter of 2023 extended into the first half of 2024. These decreasing metrics combined with the timing of our maintenance activities have negatively impacted our revenues, gross margin, and operating income in comparison to the same period in 2023. During the same period in 2023, despite heavy turnaround activity at our refineries, the stronger cracks resulted in overall higher margins.

Revenues— Revenues totaled $17.4 billion for the six months ended June 30, 2024 compared to $18.4 billion for the six months ended June 30, 2023, a decrease of approximately $1.0 billion, or 5.4%. Revenues per barrel were $95.16 and $98.63 for the six months ended June 30, 2024 and 2023, respectively, a decrease of 3.5% directly related to lower hydrocarbon commodity prices. For the six months ended June 30, 2024, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 316,200 bpd, 126,100 bpd, 168,000 bpd and 299,200 bpd, respectively. For the six months ended June 30, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 315,200 bpd, 126,000 bpd, 169,200 bpd and 283,300 bpd, respectively. For the six months ended June 30, 2024, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 360,000 bpd, 136,700 bpd, 160,700 bpd and 345,200 bpd, respectively. For the six months ended June 30, 2023, total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 365,000 bpd, 139,400 bpd, 178,250 bpd and 349,800 bpd, respectively.
Overall average throughput rates at our refineries were lower in the six months ended June 30, 2024 due to increased maintenance activity when compared to the same period in 2023. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated gross margin— Consolidated gross margin totaled $124.7 million for the six months ended June 30, 2024, compared to $979.7 million for the six months ended June 30, 2023, a decrease of approximately $855.0 million. Gross refining margin totaled $1,639.4 million, or $9.91 per barrel of throughput for the six months ended June 30, 2024 compared to $2,566.0 million, or $15.86 per barrel of throughput for the six months ended June 30, 2023, a decrease of approximately $926.6 million. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in the crack spreads and crude oil differentials and lower throughput volumes and barrels sold at the majority of our refineries, coupled with significant maintenance activity. During both the six months ended June 30, 2024 and June 30, 2023, our refining margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $245.7 million for the six months ended June 30, 2024 compared to $470.2 million for the six months ended June 30, 2023.
Average industry margins were unfavorable during the six months ended June 30, 2024 compared to the same period in 2023, primarily due to decreased refining margins as a result of unfavorable supply and demand dynamics that impacted crack spreads.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $21.26 per barrel, or 29.3% lower, in the six months ended June 30, 2024, as compared to $30.09 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened WTI/Bakken differential which increased by $4.09 per barrel, partially offset by weakened Dated Brent/Maya differential, which decreased by $4.05 per barrel, in comparison to the same period in 2023. The WTI/WCS differential decreased to $15.58 per barrel in the six months ended June 30, 2024 compared to $16.42 in the same period in 2023, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $18.33 per barrel, or 35.5% lower, in the six months ended June 30, 2024 as compared to $28.44 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by a strengthening WTI/Bakken and WTI/Syncrude differentials, which increased by $4.09 and $4.16 per barrel, respectively, in comparison to the same period in 2023.

On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $21.42 per barrel, or 29.2% lower, in the six months ended June 30, 2024 as compared to $30.26 per barrel in the same period in 2023. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.77 per barrel for the six months ended June 30, 2024 as compared to a premium of $2.50 per barrel in the same period of 2023.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $28.21 per barrel, or 21.8% lower, in the six months ended June 30, 2024 as compared to $36.08 per barrel in the same period in 2023. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $28.94 per barrel, or 20.4% lower, in the six months ended June 30, 2024 as compared to $36.36 per barrel in the same period in 2023. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakening WTI/ANS differential, which averaged a premium of $4.97 per barrel for the six months ended June 30, 2024 as compared to a premium of $3.87 per barrel in the same period of 2023.
Operating expenses— Operating expenses totaled $1,236.6 million, or $7.47 per barrel of throughput, for the six months ended June 30, 2024 compared to $1,320.4 million, or $8.16 per barrel of throughput, for the six months ended June 30, 2023, a decrease of approximately $83.8 million, or 6.3%. The decrease in operating expenses in comparison to the same period in 2023 was mainly attributable to lower maintenance costs and lower energy costs due to a decrease in natural gas prices, partially offset by higher outside service costs.
General and administrative expenses— General and administrative expenses totaled $123.1 million for the six months ended June 30, 2024 compared to $157.9 million for the six months ended June 30, 2023, a decrease of approximately $34.8 million or 22.0%. The decrease in general and administrative expenses in comparison to the same period in 2023 was due to lower employee-related expenses, including incentive compensation. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss (gain) on sale of assets— There was a net loss of $0.7 million for the six months ended June 30, 2024 related primarily to the sale of non-operating refinery assets. There was a net gain of $1.4 million for the six months ended June 30, 2023 related primarily to the sale of a parcel of land at our Torrance refinery.
Depreciation and amortization expense— Depreciation and amortization expense totaled $281.6 million for the six months ended June 30, 2024 (including $278.1 million recorded within Cost of sales) compared to $270.1 million for the six months ended June 30, 2023 (including $265.9 million recorded within Cost of sales), an increase of approximately $11.5 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the second quarter of 2023.
Change in fair value of contingent consideration, net— Change in fair value of contingent consideration represented a gain of $3.3 million and $32.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively. These gains were related to changes in the estimated fair value of the Martinez Contingent Consideration. Our final earn-out payment of $18.8 million was paid in full during the second quarter of 2024.
Change in fair value of catalyst obligations— Change in fair value of catalyst obligations represented a gain of $1.2 million for the six months ended June 30, 2023. This gain related to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we were obligated to repurchase at fair market value upon lease termination. During September 2023, we settled our remaining outstanding precious metal financing arrangement.

Interest expense, net— Interest expense, net totaled $28.9 million for the six months ended June 30, 2024 compared to $30.0 million for the six months ended June 30, 2023, a decrease of approximately $1.1 million. The net decrease is mainly attributable to the redemption of the 2025 Senior Notes in the third quarter of 2023 and the offering of our 2030 Senior Notes during the third quarter of 2023 at a reduced principal amount. Additionally, the early termination of the Third Inventory Intermediation Agreement in 2023 further reduced our interest expense. For the six months ended June 30, 2024, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income tax benefit— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the six months ended June 30, 2024 and June 30, 2023, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of the Chalmette refinery in the fourth quarter of 2015 and our Canadian subsidiary, PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $2.6 million was recorded for the six months ended June 30, 2024 in comparison to an income tax benefit of $0.6 million recorded for the six months ended June 30, 2023.

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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended June 30,
	2024		2023
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$8,726.6	$104.09	$9,148.4	$107.43
Less: Cost of sales	8,773.2	104.65	8,692.6	102.08
Consolidated gross margin	$(46.6)	$(0.56)	$455.8	$5.35
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$(46.6)	$(0.56)	$455.8	$5.35
Add: Refining operating expense	581.9	6.94	571.4	6.71
Add: Refining depreciation expense	145.8	1.74	133.0	1.56
Gross refining margin	$681.1	$8.12	$1,160.2	$13.62
Gross refining margin excluding special items	$681.1	$8.12	$1,160.2	$13.62

	Six Months Ended June 30,
	2024		2023
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$17,363.0	$104.91	$18,433.9	$113.96
Less: Cost of sales	17,238.3	104.15	17,454.2	107.90
Consolidated gross margin	$124.7	$0.76	$979.7	$6.06
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$124.7	$0.76	$979.7	$6.06
Add: Refining operating expense	1,236.6	7.47	1,320.4	8.16
Add: Refining depreciation expense	278.1	1.68	265.9	1.64
Gross refining margin	$1,639.4	$9.91	$2,566.0	$15.86
Gross refining margin excluding special items	$1,639.4	$9.91	$2,566.0	$15.86
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(125.5)	$354.6	$(24.4)	$824.1
Add: Depreciation and amortization expense	147.6	135.3	281.6	270.1
Add: Interest expense, net	17.7	15.1	28.9	30.0
Add: Income tax benefit	(2.3)	—	(2.6)	(0.6)
EBITDA	$37.5	$505.0	$283.5	$1,123.6
Special Items: (1)
Add: Change in fair value of contingent consideration, net	—	(16.6)	(3.3)	(32.9)
Add: Gain on land sales	—	—	—	(1.7)
EBITDA excluding special items	$37.5	$488.4	$280.2	$1,089.0

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$37.5	$505.0	$283.5	$1,123.6
Add: Stock-based compensation	8.6	9.7	21.0	18.9
Add: Change in fair value of catalyst obligations	—	(0.5)	—	(1.2)
Add: Change in fair value of contingent consideration, net (1)	—	(16.6)	(3.3)	(32.9)
Add: Gain on land sales (1)	—	—	—	(1.7)
Adjusted EBITDA	$48.2	$497.6	$301.2	$1,106.7
——————————
See Notes to Non-GAAP Financial Measures.
Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:
(1)    Special items:
Change in fair value of contingent consideration, net - During the six months ended June 30, 2024, we recorded a net change in fair value of the Martinez Contingent Consideration which increased both income from operations and net income by $3.3 million. During the three and six months ended June 30, 2023, we recorded a change in fair value of the Martinez Contingent Consideration which increased both income from operations and net income by $16.6 million and $32.9 million. There was no such change in the three months ended June 30, 2024.
Gain on land sales - During the six months ended June 30, 2023, we recorded a gain on the sale of a separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased both income from operations and net income by $1.7 million. There were no such gains in any other periods presented.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future distributions, and debt service requirements, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political, and other factors beyond our control. As of June 30, 2024, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $375.4 million for the six months ended June 30, 2024 compared to net cash provided by operating activities of $598.9 million for the six months ended June 30, 2023. Our operating cash flows for the six months ended June 30, 2024 include our depreciation and amortization of $289.3 million, pension and other post-retirement benefits costs of $26.0 million, stock-based compensation of $21.0 million, and a loss on sale of assets of $0.7 million, partially offset by our net loss of $24.4 million, a net change in the fair value of the Martinez Contingent Consideration of $3.3 million, and a deferred income tax benefit of $2.7 million. In addition, net changes in operating assets and liabilities reflected cash proceeds of $68.8 million, primarily driven by the timing of inventory purchases and payments to settle accounts payable. Our operating cash flows for the six months ended June 30, 2023 included net income of $824.1 million, depreciation and amortization of $280.7 million, pension and other post-retirement benefits costs of $23.9 million, stock-based compensation of $18.9 million, net non-cash charges related to changes in fair value of our inventory repurchase obligations of $8.5 million, and deferred incomes taxes of $0.1 million, partially offset by a net change in fair value of the Martinez Contingent Consideration of $32.9 million, gain on sale of assets of $1.4 million, and a change in the fair value of our catalyst obligations of $1.2 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $521.8 million, driven by the timing of inventory purchases, and payments for accrued expenses and accounts payable. The change in accrued expenses was due primarily to a decrease in renewable energy credit and emissions obligations, as a result of a decrease in our unfunded RINs obligation.
Cash Flows from Investing Activities
Net cash used in investing activities was $616.4 million for the six months ended June 30, 2024 compared to net cash used in investing activities of $740.6 million for the six months ended June 30, 2023. The net cash flows used in investing activities for the six months ended June 30, 2024 was comprised of cash outflows of expenditures for refinery turnarounds of $400.2 million, capital expenditures totaling $191.4 million, and expenditures for other assets of $24.8 million. The net cash used in investing activities for the six months ended June 30, 2023 was comprised of cash outflows of capital expenditures totaling $442.0 million, expenditures for refinery turnarounds of $268.0 million, and expenditures for other assets of $35.0 million, partially offset by proceeds from the sale of assets of $4.4 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $168.7 million for the six months ended June 30, 2024 compared to net cash used in financing activities of $515.4 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, net cash used in financing activities consisted primarily of distributions to members of $343.6 million, payments on finance leases of $6.1 million, and deferred financing costs and other of $0.1 million, partially offset by proceeds from contributions from PBF LLC of $135.0 million and proceeds from insurance premium financing of $46.1 million. For the six months ended June 30, 2023, net cash used in financing activities consisted primarily of distributions to members of $1,099.0 million, payments related to the Martinez Contingent Consideration of $80.1 million, payments on finance leases of $5.8 million, and deferred financing costs and other of $0.5 million, partially offset by proceeds from contributions from PBF LLC of $635.0 million and proceeds from insurance premium financing of $35.0 million.
Liquidity
As of June 30, 2024, our operational liquidity was more than $4.1 billion (more than $4.6 billion as of December 31, 2023) which consists of $1.3 billion of cash, and more than $2.8 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of June 30, 2024, outstanding letters of credit totaled approximately $62.5 million.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements.
Working Capital
Our working capital at June 30, 2024 was $1,672.7 million, consisting of $5,920.3 million in total current assets and $4,247.6 million in total current liabilities. Our working capital at December 31, 2023 was $2,184.0 million, consisting of $6,480.3 million in total current assets and $4,296.3 million in total current liabilities.
Capital Spending
Capital spending was $616.4 million for the six months ended June 30, 2024 and was primarily comprised of annual maintenance and turnaround costs at our East Coast, Mid-Continent, and West Coast refineries. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries. We currently expect to spend an aggregate of approximately $850.0 million during full-year 2024 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
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

On August 1, 2024, PBF Energy, our indirect parent, announced a dividend of $0.25 per share on its outstanding Class A common stock. The dividend is payable on August 29, 2024 to PBF Energy Class A common stockholders of record at the close of business on August 15, 2024. If necessary, we may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.
Supplemental Guarantor Financial Information
As of June 30, 2024, PBF Services, DCR, PBF Power Marketing LLC, PRC, Toledo Refining Company LLC, Chalmette Refining, PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC (“MRC”), PBF International Inc. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) and 2030 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated January 24, 2020 and August 21, 2023 among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd., PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2028 Senior Notes and 2030 Senior Notes. The 2028 Senior Notes and 2030 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets (1)	$5,699.4	$6,263.0
Non-current assets	6,340.4	6,074.0
Due from non-guarantor subsidiaries	22,949.3	21,756.8

LIABILITIES AND EQUITY
Current liabilities (1)	$4,019.0	$4,078.1
Long-term liabilities	2,324.1	2,342.8
Due to non-guarantor subsidiaries	22,870.6	21,692.6

(1) Includes $33.3 million and $61.9 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX and SBR as of June 30, 2024. Includes $27.3 million and $72.0 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX and SBR as of December 31, 2023. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Statements of Operations (in millions)	2024	2023	2024	2023
Revenues	$8,678.4	$9,067.9	$17,262.6	$18,259.5
Cost of sales	8,048.5	8,050.1	16,000.4	16,297.4
Gross margin	629.9	1,017.8	1,262.2	1,962.1
Income from operations	566.4	931.5	1,139.8	1,835.2

Net income	536.0	912.9	1,093.6	1,802.3
Net income attributable to PBF Holding Company LLC	536.1	912.7	1,093.7	1,801.9

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$666.4	$568.9	$1,133.7	$991.1
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	(4.9)	(10.6)	(15.7)	(12.9)
Affiliate revenues related to transactions with PBFX and SBR (1)	45.8	4.2	92.9	8.2
Affiliate expenses related to transactions with PBFX and SBR (1)	(164.1)	(84.8)	(342.2)	(173.8)
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
At June 30, 2024 and December 31, 2023, we had gross open commodity derivative contracts representing 28.4 million barrels and 29.1 million barrels, respectively, with an unrealized net loss of $6.9 million and net gain of $33.2 million, respectively. The open commodity derivative contracts as of June 30, 2024 expire at various times during 2024.
We carry inventories of crude oil, intermediates, and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 32.6 million barrels and 36.2 million barrels at June 30, 2024 and December 31, 2023, respectively. The average cost of our hydrocarbon inventories was approximately $83.11 and $83.64 per barrel on a last-in-first-out (“LIFO”) basis at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 70 million to 90 million MMBTUs of natural gas amongst our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $70.0 million to $90.0 million.

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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At June 30, 2024, we had no outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.6 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of June 30, 2024. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On November 24, 2022, the Martinez refinery, owned and operated by MRC experienced a spent catalyst release that is currently being investigated by the Bay Area Air Quality Management District (“BAAQMD”), Contra Costa County (“CCC”), the Department of Justice and the Environmental Protection Agency (“EPA”), and the California Department of Fish and Game (“DFG”). To date, the BAAQMD has issued 35 NOVs, the CCC has issued two NOVs, and the DFG has made findings relating to the spent catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health (“CalOSHA”), the CCC, and the EPA. The BAAQMD also issued an NOV relating to the July 11, 2023 coke dust incident and an NOV relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident, and has received inquiries or notices of investigation from the BAAQMD, CalOSHA, and the CCC. The BAAQMD additionally issued an NOV relating to the December 15, 2023 flaring incident and four NOVs relating to the December 18, 2023 brush fire incident. The DFG, the CCC, and the BAAQMD have referred their findings and/or NOVs to the CCC District Attorney for the spent catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAQMD announced a joint civil enforcement action against MRC that will include enforcement of the BAAQMD’s, the CCC’s, and the DFG’s claims from the spent catalyst incident, as well as additional enforcement claims from various incidents. For the spent catalyst, coke dust, flaring, brush fire, and other incidents, no penalties have been assessed to date by the various agencies. We presently believe the outcomes will not have a material impact on our financial position, results of operations, or cash flows.

On September 27, 2023, MRC received from the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) an Administrative Civil Liability (“ACL”) assessment in the amount of $13.8 million for allegedly: (1) exceeding its effluent limitations and discharging to the Carquinez Strait without authorization in October 2022, January 2023, and June 2023; and (2) failing to submit Climate Change Adaptation information. On January 12, 2024, MRC met with the RWQCB to discuss its response to their ACL assessment. Based on the discussions and the information provided by MRC, the RWQCB proposed reducing the ACL assessment to approximately $4.5 million and noted that for any settlement 50% of the penalty could be in the form of Enhanced Compliance Actions (“ECAs”), Supplemental Environmental Projects (“SEPs”), or a combination of the two. On January 19, 2024, MRC agreed to accept the reduced ACL, with 50% of the approximately $4.5 million dedicated to ECAs or SEPs. MRC has agreed to fund SEPs relating to marsh restoration, regional water quality monitoring, and water quality classroom education in the Martinez, California area. The parties are currently drafting the settlement agreement and stipulation for entry of the administrative civil liability order. Once it is finalized, it will be presented to the RWQCB’s Board for final approval.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., PBF Energy Inc., PBF LLC, and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On September 22, 2022, the Ninth Circuit Court of Appeals affirmed. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed plaintiff’s trespass claim with prejudice and granted plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. On March 27, 2023, plaintiff filed a Fourth Amended Complaint relating to the remaining nuisance claims. On May 23, 2023, the Court denied our motion to dismiss on the pleadings for plaintiff’s failure to establish standing to bring the nuisance claims. After completing further discovery, on August 28, 2023, we filed a Motion for Summary Judgment. On October 18, 2023, the Court issued an order granting our motion, adjudged that plaintiff take nothing, and that the action be dismissed with prejudice. The order also allows us to recover the costs of suit pursuant to a bill of costs. On October 30, 2023, plaintiff filed a notice of appeal to the Ninth Circuit regarding the Court’s order granting summary judgment. The Court has granted plaintiff extensions of approximately 90 days to file their opening brief, which they filed on May 27, 2024. Our answering brief is due September 25, 2024. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On August 16, 2023, in Joseph Piscitelli and Lara Zanzucchi v. Martinez Refining Company LLC, our subsidiary MRC was named as a defendant in a class action and representative action complaint which contains allegations of public and private nuisance, trespass, and negligence arising from MRC’s operations. MRC filed its answer to the complaint on October 31, 2023. The initial Court hearing to discuss discovery issues was held on January 2, 2024. At the hearing, the Court raised the issue of mediation and directed the parties to meet and confer and agree to stipulate to a mediation deadline. On January 9, 2024, the parties filed a stipulation agreeing to consider private mediation by September 20, 2024. On January 17, 2024, the Court issued a scheduling order setting the class certification hearing for April 10, 2025. On April 4, 2024, the Court granted plaintiffs’ motion for leave to file a First Amendment Complaint (the “Piscitelli FAC”) to add plaintiff Malan and dismiss plaintiff Zanzucchi, which plaintiffs filed on April 10, 2024. On the same day, the Court granted plaintiffs’ motion. MRC filed its answer to the Piscitelli FAC on April 23, 2024. On May 3, 2024, the Court denied MRC’s motion to relate this case and the Cruz case (discussed below). On June 17, 2024, the Court granted plaintiffs’ motion to dismiss plaintiff Piscitelli. The parties are currently engaged in discovery. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On December 15, 2023, in Alena Cruz and Shannon Payne vs. PBF Energy Inc., et. al, we and our subsidiaries PBF Western Region and MRC were named as defendants in a class action and representative action complaint filed by Alena Cruz and Shannon Payne, and on behalf of all others similarly situated. The complaint contains allegations of Clean Air Act (“CAA”) violations, claims for medical and environmental monitoring, liability for ultrahazardous activities, negligence, and public and private nuisance from MRC’s operations. The proposed class is all individuals who reside and/or work in the City of Martinez, including the surrounding communities of Alhambra Valley and Franklin Canyon, as well as El Sobrante, Hercules, Benicia, and Richmond, who have allegedly been exposed to elevated levels of spent catalyst discharged from MRC’s operations during the period November 24, 2022 to the present. On December 21, 2023, plaintiffs granted an extension until February 5, 2024 for MRC to respond to the initial complaint. On February 5, 2024, MRC filed a motion to dismiss on the pleadings. In response, on February 16, 2024, plaintiffs filed a First Amendment Complain (the “Cruz FAC”). On February 29, 2024, MRC filed a motion to dismiss the Cruz FAC on the pleadings. Plaintiffs’ opposition was filed on March 14, 2024. MRC filed its reply to plaintiffs’ opposition on March 21, 2024. At the motion hearing on April 4, 2024, the Court granted MRC’s request to dismiss all wrongly named PBF entities and plaintiffs’ CAA and Medical Monitoring causes of action. At the following Status Conference on April 4, 2024, the Court agreed that the Cruz and Piscitelli cases should now be related. The Court ordered the Cruz and Piscitelli plaintiffs to meet and confer on a joint discovery schedule and report back to the Court by the end of April 2024. On May 3, 2024, the Piscitelli Court denied MRC’s motion to relate this case and the Piscitelli case (discussed above). On May 17, 2024, MRC filed its answer to the Cruz FAC. On June 5, 2024, the Court stayed the case, pending the outcome of the class property damage claim in the Piscitelli case. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On December 21, 2023, EPA Region 5 issued a Finding of Violation (“FOV”) alleging violations of the CAA, 42 U.S.C. §§ 7411, 7412, and regulations promulgated under those sections, of the National Emission Standard for Benzene Waste Operations at 40 C.F.R. Part 61, Subpart FF, of the New Source Performance Standards for Volatile Organic Compounds from Petroleum Wastewater Systems at 40 C.F.R. Part 60, Subpart QQQ, and of our CAA Title V operating permit for the Wastewater Treatment Unit at our Toledo refinery. This FOV followed an EPA compliance inspection at the Toledo refinery conducted in September 2023. We have recently been engaged in discussions with EPA to resolve these matters, but we cannot currently estimate the timing of the resolution or the amount of any potential civil penalties. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

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

PBF Holding Company LLC

Date:	August 7, 2024	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	August 7, 2024	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)