Form 10-Q
period 2024-09-30
PBF Holding Co LLC; PBF Finance Corp
filed 2024-11-06
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
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
PBF Holding Company LLC has no common stock outstanding. As of November 1, 2024, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

EXPLANATORY NOTE
This combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of September 30, 2024. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC (“PBFX GP”) is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
•rate of inflation and its impact on supply and demand, pricing, and supply chain disruption;
•the effects related to, or resulting from, geopolitical conflict around the world, including Russia’s military action in Ukraine, ongoing armed hostilities in the middle east and disruptions in international shipping, resulting from ongoing attacks by armed groups on cargo ships in the Red Sea, including the imposition of additional sanctions and export controls, the potential expansion of such conflicts to other nations or regions, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy and related commitments;
•our obligation to buy Renewable Identification Numbers (“RINs”) and market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard (“RFS”) and greenhouse gas (“GHG”) emission credits required to comply with various GHG emission programs, such as California Assembly Bill 32 (“AB 32”);
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
•political pressure and influence of environmental groups and other stakeholders on decisions and policies related to the refining, processing and storage of crude oil and refined products, and the related adverse impacts from changes in our regulatory environment, such as the effects of compliance with AB 32 and/or California Assembly Bill ABX2-1, or from actions taken by environmental interest groups;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$959.6	$1,760.8
Accounts receivable	1,222.2	1,336.1
Accounts receivable - affiliate	25.6	27.3
Inventories	2,605.7	3,183.1
Prepaid and other current assets	173.8	173.0
Total current assets	4,986.9	6,480.3
Property, plant and equipment (net of accumulated depreciation of $1,767.6 and $1,609.1, respectively)	4,208.5	4,145.5
Lease right of use assets - third party	805.7	788.2
Lease right of use assets - affiliate	347.5	380.8
Deferred charges and other assets, net	1,313.6	1,129.3
Total assets	$11,662.2	$12,924.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$949.3	$952.9
Accounts payable - affiliate	74.6	72.0
Accrued expenses	2,474.4	2,968.0
Current operating lease liabilities - third party	171.0	131.1
Current operating lease liabilities - affiliate	111.1	108.7
Deferred revenue	40.0	63.6
Total current liabilities	3,820.4	4,296.3
Long-term debt	1,254.4	1,245.9
Deferred tax liabilities	24.8	24.8
Long-term operating lease liabilities - third party	597.2	607.9
Long-term operating lease liabilities - affiliate	236.4	272.1
Long-term financing lease liabilities - third party	37.7	46.1
Other long-term liabilities	265.1	269.2
Total liabilities	6,236.0	6,762.3
Commitments and contingencies (Note 6)
Equity:
PBF Holding Company LLC equity
Member’s equity	3,495.6	3,298.7
Retained earnings	1,934.9	2,868.8
Accumulated other comprehensive loss	(17.3)	(18.8)
Total PBF Holding Company LLC equity	5,413.2	6,148.7
Noncontrolling interest	13.0	13.1
Total equity	5,426.2	6,161.8
Total liabilities and equity	$11,662.2	$12,924.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$8,372.8	$10,725.3	$25,735.8	$29,159.2
Cost and expenses:
Cost of products and other	7,943.2	8,802.2	23,666.8	24,670.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	621.4	615.8	1,858.0	1,936.2
Depreciation and amortization expense	149.5	131.2	427.6	397.1
Cost of sales	8,714.1	9,549.2	25,952.4	27,003.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	63.2	90.2	186.3	248.1
Depreciation and amortization expense	1.8	2.3	5.3	6.5
Change in fair value of contingent consideration, net	—	65.3	(3.3)	32.4
Loss (gain) on sale of assets	—	0.1	0.7	(1.3)
Total cost and expenses	8,779.1	9,707.1	26,141.4	27,289.1
Income (loss) from operations	(406.3)	1,018.2	(405.6)	1,870.1
Other income (expense):
Interest expense (net of interest income of $10.8 million, $21.2 million, $41.8 million, and $50.2 million, respectively)	(19.0)	(23.9)	(47.9)	(53.9)
Change in fair value of catalyst obligations	—	(0.1)	—	1.1
Loss on extinguishment of debt	—	(5.7)	—	(5.7)
Other non-service components of net periodic benefit cost	0.5	0.1	1.7	0.5
Income (loss) before income taxes	(424.8)	988.6	(451.8)	1,812.1
Income tax expense (benefit)	2.9	(6.4)	0.3	(7.0)
Net income (loss)	(427.7)	995.0	(452.1)	1,819.1
Less: net income (loss) attributable to noncontrolling interest	(0.1)	0.1	(0.1)	0.5
Net income (loss) attributable to PBF Holding Company LLC	$(427.6)	$994.9	$(452.0)	$1,818.6

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(427.7)	$995.0	$(452.1)	$1,819.1
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	0.8	(0.6)	0.8	(0.7)
Net gain on pension and other post-retirement benefits	0.2	—	0.7	0.1
Total other comprehensive income (loss)	1.0	(0.6)	1.5	(0.6)
Comprehensive income (loss)	(426.7)	994.4	(450.6)	1,818.5
Less: comprehensive income (loss) attributable to noncontrolling interest	(0.1)	0.1	(0.1)	0.5
Comprehensive income (loss) attributable to PBF Holding Company LLC	$(426.6)	$994.3	$(450.5)	$1,818.0

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, June 30, 2024	$3,439.8	$(18.3)	$2,500.9	$13.1	$5,935.5
Member distributions	—	—	(138.4)	—	(138.4)
Capital contributions from PBF LLC	50.0	—	—	—	50.0
Stock-based compensation expense	5.8	—	—	—	5.8
Comprehensive income (loss)	—	1.0	(427.6)	(0.1)	(426.7)
Balance, September 30, 2024	$3,495.6	$(17.3)	$1,934.9	$13.0	$5,426.2

Balance, June 30, 2023	$2,764.3	$(4.4)	$2,374.3	$12.6	$5,146.8
Member distributions	—	—	(221.4)	—	(221.4)
Capital contributions from PBF LLC	474.5	—	—	—	474.5
Distribution of assets to PBF LLC	(0.7)	—	—	—	(0.7)
Stock-based compensation expense	6.1	—	—	—	6.1
Comprehensive income (loss)	—	(0.6)	994.9	0.1	994.4
Balance, September 30, 2023	$3,244.2	$(5.0)	$3,147.8	$12.7	$6,399.7
See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, December 31, 2023	$3,298.7	$(18.8)	$2,868.8	$13.1	$6,161.8
Member distributions	—	—	(481.9)	—	(481.9)
Capital contributions from PBF LLC	185.0	—	—	—	185.0
Distribution of assets to PBF LLC	(8.8)	—	—	—	(8.8)
Stock-based compensation expense	20.7	—	—	—	20.7
Comprehensive income (loss)	—	1.5	(452.0)	(0.1)	(450.6)
Balance, September 30, 2024	$3,495.6	$(17.3)	$1,934.9	$13.0	$5,426.2

Balance, December 31, 2022	$2,959.7	$(4.4)	$2,649.6	$12.2	$5,617.1
Member distributions	—	—	(1,320.4)	—	(1,320.4)
Capital contributions from PBF LLC	1,109.5	—	—	—	1,109.5
Distribution of assets to PBF LLC	(844.8)	—	—	—	(844.8)
Stock-based compensation expense	19.8	—	—	—	19.8
Comprehensive income (loss)	—	(0.6)	1,818.6	0.5	1,818.5
Balance, September 30, 2023	$3,244.2	$(5.0)	$3,147.8	$12.7	$6,399.7

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(452.1)	$1,819.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	444.3	418.8
Stock-based compensation	30.1	27.7
Change in fair value of catalyst obligations	—	(1.1)
Deferred income taxes	—	(5.9)
Non-cash change in inventory repurchase obligations	—	25.1
Non-cash lower of cost or market inventory adjustment	154.5	—
Change in fair value of contingent consideration, net	(3.3)	32.4
Loss on extinguishment of debt	—	5.7
Pension and other post-retirement benefit costs	38.9	35.9
Loss (gain) on sale of assets	0.7	(1.3)

Changes in operating assets and liabilities:
Accounts receivable	113.9	(102.4)
Due to/from affiliates	4.3	1.9
Inventories	422.9	(331.9)
Prepaid and other current assets	(0.8)	(128.7)
Accounts payable	26.6	411.9
Accrued expenses	(459.0)	(1,035.7)
Deferred revenue	(23.6)	41.6
Other assets and liabilities	(41.9)	(60.8)
Net cash provided by operating activities	$255.5	$1,152.3

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(292.3)	(569.5)
Expenditures for deferred turnaround costs	(447.7)	(322.9)
Expenditures for other assets	(28.3)	(39.5)
Proceeds from sale of assets	—	4.4
Net cash used in investing activities	$(768.3)	$(927.5)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Contributions from PBF LLC	$185.0	$1,109.6
Distributions to members	(481.9)	(1,320.5)
Proceeds from 2030 7.875% Senior Notes	—	496.6
Redemption of 2025 7.25% Senior Notes	—	(666.2)
Payment of contingent consideration	—	(80.1)
Settlement of precious metal catalyst obligations	—	(3.1)
Payments on financing leases	(9.1)	(11.1)
Proceeds from insurance premium financing	17.7	8.7
Deferred financing costs and other, net	(0.1)	(35.7)
Net cash used in financing activities	$(288.4)	$(501.8)

Net change in cash and cash equivalents	(801.2)	(277.0)
Cash and cash equivalents, beginning of period	1,760.8	2,153.9
Cash and cash equivalents, end of period	$959.6	$1,876.9

Supplemental cash flow disclosures
Non-cash activities:
Distribution of assets to PBF Energy Company LLC	$(8.8)	$844.8
Accrued and unpaid capital expenditures	52.8	64.5
Assets acquired or remeasured under operating and financing leases	238.7	231.2
Cash paid during the period for:
Interest (net of capitalized interest of $13.4 million and $32.9 million in 2024 and 2023, respectively)	$93.4	$98.0
Income taxes	0.7	1.5

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of, an equity interest representing approximately 99.3% of the outstanding economic interest in PBF LLC as of September 30, 2024. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC, Delaware City Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, and Martinez Refining Company LLC (“MRC”) are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company” unless the context otherwise requires.
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
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. INVENTORIES
Inventories consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Refined products and blendstocks	$1,319.6	$1,536.5
Crude oil and feedstocks	1,278.7	1,495.4
Warehouse stock and other	161.9	151.2
	2,760.2	3,183.1
Lower of cost or market adjustment	(154.5)	—
Total inventories	$2,605.7	$3,183.1
During both the three and nine months ended September 30, 2024 the Company recorded an adjustment to value its inventories to the lower of cost or market (“LCM”) which decreased income from operations by $154.5 million, reflecting an increase in the LCM inventory reserve of $154.5 million.
At December 31, 2023 the replacement value of inventories exceeded the last-in, first-out carrying value by approximately $49.9 million, reflecting no LCM inventory reserve.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Inventory-related accruals	$1,399.9	$1,716.2
Renewable energy credit and emissions obligations (a)	473.7	429.8
Accrued transportation costs	184.1	170.5
Excise and sales tax payable	135.8	137.3
Accrued salaries and benefits	71.7	185.5
Accrued refinery maintenance and support costs	59.3	60.2
Accrued utilities	56.9	71.0
Accrued capital expenditures	24.0	84.5
Environmental liabilities	12.0	15.7
Current finance lease liabilities	11.4	12.2
Accrued interest	7.6	32.4
Contingent consideration	—	21.6
Other	38.0	31.1
Total accrued expenses	$2,474.4	$2,968.0
__________________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of September 30, 2024, the Company had forward purchase commitments in excess of total current accrued renewable energy and emissions obligations. The Company’s RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s current AB 32 liability is part of an ongoing triennial period program which will next be settled in the fourth quarter of 2024.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
6.00% senior unsecured notes due 2028 (“2028 Senior Notes”)	$801.6	$801.6
7.875% senior unsecured notes due 2030 (“2030 Senior Notes”)	500.0	500.0
Revolving Credit Facility	—	—
	1,301.6	1,301.6
Unamortized discount	(2.9)	(3.2)
Unamortized deferred financing costs	(44.3)	(52.5)
Long-term debt	$1,254.4	$1,245.9
As of September 30, 2024, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.
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
Commercial Agreements
The Company has entered into long-term, fee-based commercial agreements with PBFX relating to assets associated with the contribution agreements, which PBF LLC entered into with PBFX, the majority of which include a minimum volume commitment and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various pipeline, rail, and truck terminaling and storage services to the Company and the Company has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes. There were no agreements entered into during the three and nine months ended September 30, 2024.
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
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Reimbursements under affiliate agreements:
Services Agreement	$2.2	$2.2	$6.5	$6.5
Omnibus Agreement	1.5	2.0	4.4	5.9
Total expenses under affiliate agreements	(85.0)	(86.6)	(261.0)	(260.4)
Total reimbursements under the Omnibus Agreement are included in general and administrative expenses and reimbursements under the Services Agreement and expenses under affiliate agreements are included in Cost of products and other in the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $4.7 million and $37.9 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with PBFX as of September 30, 2024 ($5.2 million and $43.7 million, respectively, as of December 31, 2023).
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
Other Agreements
In addition to the agreements described above, the Company entered into an omnibus agreement with SBR for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions (the “SBR Omnibus Agreement”). Pursuant to the SBR Omnibus Agreement, the Company charges SBR a fixed administrative fee and SBR reimburses the Company for the services utilized. Furthermore, the Company entered into a common asset use and servitude agreement (the “CAUSA”) with SBR, pursuant to which the Company provides Chalmette Refining and SBR certain services with certain common use assets utilized. The cost of operations and maintenance for the common use assets is allocated between Chalmette Refining and SBR. Additionally, from time to time, the Company enters into short-term lease agreements for the use of marine vessels currently leased by SBR. Since these lease terms are less than one year, they are not recorded on the Company’s Consolidated Balance Sheet.
Summary of Transactions with SBR
A summary of the Company’s related party transactions with SBR is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Transactions under commercial agreements:
Sales	$12.6	$6.4	$25.8	$6.4
Purchases	(69.6)	(151.3)	(234.1)	(151.3)
Reimbursements under related party agreements:
Operating Agreement	66.7	27.1	133.5	27.1
SBR Omnibus Agreement	0.9	0.9	3.1	0.9
CAUSA	1.5	1.3	5.0	1.3
Total lease expense under related party agreements	(2.4)	—	(4.1)	—
Total sales, consisting of refined product sales, and purchases, primarily related to environmental credit and hydrocarbon purchases, under the commercial agreements with SBR are included within Revenues and Cost of products and other, respectively, on the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $20.9 million and $36.7 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with SBR as of September 30, 2024 ($22.1 million and $28.3 million, respectively, as of December 31, 2023).

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $107.8 million as of September 30, 2024 ($114.9 million as of December 31, 2023) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected on the Company’s Condensed Consolidated Balance Sheets was $149.0 million and $155.8 million at September 30, 2024 and December 31, 2023, respectively, of which $137.0 million and $140.1 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended September 30,
(in millions)	2024	2023
Gasoline and distillates	$7,295.3	$9,623.1
Feedstocks and other	393.7	489.0
Asphalt and blackoils	379.0	388.1
Chemicals	199.9	158.7
Lubricants	104.9	66.4
Total Revenues	$8,372.8	$10,725.3

	Nine Months Ended September 30,
(in millions)	2024	2023
Gasoline and distillates	$22,337.2	$25,997.8
Asphalt and blackoils	1,520.0	1,176.3
Feedstocks and other	1,077.5	1,256.6
Chemicals	519.6	473.1
Lubricants	281.5	255.4
Total Revenues	$25,735.8	$29,159.2
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $40.0 million and $63.6 million as of September 30, 2024 and December 31, 2023, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
The income tax provision in the PBF Holding Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Current income tax expense (benefit)	$0.2	$(0.4)	$0.3	$(1.1)
Deferred income tax expense (benefit)	2.7	(6.0)	—	(5.9)
Total income tax expense (benefit)	$2.9	$(6.4)	$0.3	$(7.0)

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2024 and December 31, 2023.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At September 30, 2024 and December 31, 2023, the Company had the obligation to return cash collateral posted against its derivative obligations of $11.5 million and $23.7 million, respectively. Cash collateral related to derivative contracts is recorded net in the Condensed Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of September 30, 2024
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$37.6	$—	$—	$37.6	N/A	$37.6
Commodity contracts	61.6	2.6	—	64.2	(64.2)	—
Liabilities:
Commodity contracts	65.3	2.1	—	67.4	(64.2)	3.2
Renewable energy credit and emissions obligations	—	473.7	—	473.7	—	473.7

	As of December 31, 2023
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$130.3	$—	$—	$130.3	N/A	$130.3
Commodity contracts	80.1	—	—	80.1	(46.9)	33.2
Liabilities:
Commodity contracts	46.9	—	—	46.9	(46.9)	—
Renewable energy credit and emissions obligations	—	429.8	—	429.8	—	429.8
Contingent consideration obligation	—	—	21.6	21.6	—	21.6

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
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2024 and December 31, 2023, $20.3 million and $18.8 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the prior year change in estimated future earnings related to the earn-out obligation associated with the acquisition of the Martinez refinery and logistics assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$—	$17.5	$21.6	$150.5
Settlements	—	2.5	(18.8)	(81.1)
Unrealized loss (gain) included in earnings	—	71.0	(2.8)	21.6
Balance at end of period	$—	$91.0	$—	$91.0
There were no transfers between levels during the three and nine months ended September 30, 2024 or the three and nine months ended September 30, 2023.
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 Senior Notes (a)	$801.6	$790.7	$801.6	$779.3
2030 Senior Notes (a)	500.0	515.3	500.0	514.8
	1,301.6	1,306.0	1,301.6	1,294.1
Unamortized discount	(2.9)	n/a	(3.2)	n/a
Less - Unamortized deferred financing costs	(44.3)	n/a	(52.5)	n/a
Long-term debt	$1,254.4	$1,306.0	$1,245.9	$1,294.1
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
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2024, there were 40,804,000 barrels of crude oil and 4,449,000 barrels of refined products (23,774,000 and 5,351,000, respectively, as of December 31, 2023), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of September 30, 2024 and December 31, 2023, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives not designated as hedging instruments:
September 30, 2024:
Commodity contracts	Accounts receivable	$(3.2)
December 31, 2023:
Commodity contracts	Accounts receivable	$33.2

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the three months ended September 30, 2024:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$—
For the three months ended September 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(16.6)
For the nine months ended September 30, 2024:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$—
For the nine months ended September 30, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$(25.1)

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2024:
Commodity contracts	Cost of products and other	$9.8
For the three months ended September 30, 2023:
Commodity contracts	Cost of products and other	$(28.5)
For the nine months ended September 30, 2024:
Commodity contracts	Cost of products and other	$12.3
For the nine months ended September 30, 2023:
Commodity contracts	Cost of products and other	$9.7

Hedged items designated in fair value hedges:
For the three months ended September 30, 2024:
Crude oil, intermediate and refined product inventory	Cost of products and other	$—
For the three months ended September 30, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$16.6
For the nine months ended September 30, 2024:
Crude oil, intermediate and refined product inventory	Cost of products and other	$—
For the nine months ended September 30, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$25.1
The Company had no ineffectiveness related to the fair value hedges for the three and nine months ended September 30, 2024 or the three and nine months ended September 30, 2023.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. SUBSEQUENT EVENTS
Dividend Declared
On October 31, 2024, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.275 per share on its outstanding Class A common stock. The dividend is payable on November 27, 2024 to PBF Energy Class A common stockholders of record at the close of business on November 13, 2024. The Company may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend.

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
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. Each refinery is briefly described in the table below:

Refinery	Region	Nelson Complexity Index (1)	Throughput Capacity (in bpd) (1)	PADD	Crude Processed (2)	Source (2)
Delaware City	East Coast	13.6	180,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	8.8 (3)	155,000 (3)	1	light sweet through heavy sour	water
Toledo	Mid-Continent	11.0	180,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	13.0	185,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	13.8	166,000	5	medium and heavy	pipeline, water, truck
Martinez	West Coast	16.1	157,000	5	medium and heavy	pipeline and water
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
Distribution of Assets
On June 27, 2023, we distributed to PBF LLC, which in turn contributed to SBR, approximately $739.8 million in assets related to the Renewable Diesel Facility. We have no interest in SBR, which is jointly owned by a subsidiary of PBF LLC and its partner, Eni. Additionally, we distributed to PBF LLC, which in turn contributed to one of its subsidiaries, Chalmette Refining Service Company LLC (“CRSC”), approximately $103.8 million in assets. The Company has no interest in CRSC, which is owned by PBF LLC.

Results of Operations
The following tables reflect our financial and operating highlights for the three and nine months ended September 30, 2024 and 2023 (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$8,372.8	$10,725.3	$25,735.8	$29,159.2
Cost and expenses:
Cost of products and other	7,943.2	8,802.2	23,666.8	24,670.1
Operating expenses (excluding depreciation and amortization expense as reflected below)	621.4	615.8	1,858.0	1,936.2
Depreciation and amortization expense	149.5	131.2	427.6	397.1
Cost of sales	8,714.1	9,549.2	25,952.4	27,003.4
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	63.2	90.2	186.3	248.1
Depreciation and amortization expense	1.8	2.3	5.3	6.5
Change in fair value of contingent consideration, net	—	65.3	(3.3)	32.4
Loss (gain) on sale of assets	—	0.1	0.7	(1.3)
Total cost and expenses	8,779.1	9,707.1	26,141.4	27,289.1
Income (loss) from operations	(406.3)	1,018.2	(405.6)	1,870.1
Other income (expense):
Interest expense (net of interest income of $10.8 million, $21.2 million, $41.8 million, and $50.2 million, respectively)	(19.0)	(23.9)	(47.9)	(53.9)
Change in fair value of catalyst obligations	—	(0.1)	—	1.1
Loss on extinguishment of debt	—	(5.7)	—	(5.7)
Other non-service components of net periodic benefit cost	0.5	0.1	1.7	0.5
Income (loss) before income taxes	(424.8)	988.6	(451.8)	1,812.1
Income tax expense (benefit)	2.9	(6.4)	0.3	(7.0)
Net income (loss)	(427.7)	995.0	(452.1)	1,819.1
Less: net income (loss) attributable to noncontrolling interest	(0.1)	0.1	(0.1)	0.5
Net income (loss) attributable to PBF Holding Company LLC	$(427.6)	$994.9	$(452.0)	$1,818.6
Consolidated gross margin	$(341.3)	$1,176.1	$(216.6)	$2,155.8
Gross refining margin (1)	$429.6	$1,923.1	$2,069.0	$4,489.1
_____________________
(1) See Non-GAAP Financial Measures.

Operating Highlights	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Key Operating Information
Production (bpd in thousands)	945.4	952.7	927.2	919.6
Crude oil and feedstocks throughput (bpd in thousands)	935.6	939.7	918.2	909.2
Total crude oil and feedstocks throughput (millions of barrels)	86.1	86.4	251.6	248.2
Consolidated gross margin per barrel of throughput	$(3.96)	$13.60	$(0.86)	$8.69
Gross refining margin, excluding special items, per barrel of throughput (1)	$6.79	$22.24	$8.84	$18.09
Refining operating expense, per barrel of throughput	$7.22	$7.12	$7.39	$7.80

Crude and feedstocks (% of total throughput) (2)
Heavy	31%	27%	30%	27%
Medium	38%	33%	39%	34%
Light	17%	21%	17%	21%
Other feedstocks and blends	14%	19%	14%	18%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	49%	48%	47%	48%
Distillates and distillate blendstocks	33%	34%	33%	34%
Lubes	1%	1%	1%	1%
Chemicals	1%	1%	1%	1%
Other	17%	17%	19%	17%
Total yield	101%	101%	101%	101%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars per barrel, except as noted)
Dated Brent crude oil	$79.99	$87.02	$82.71	$82.11
West Texas Intermediate (WTI) crude oil	$75.28	$82.54	$77.71	$77.36
Light Louisiana Sweet (LLS) crude oil	$77.38	$84.93	$80.26	$79.82
Alaska North Slope (ANS) crude oil	$78.95	$87.95	$82.24	$81.74
Crack Spreads
Dated Brent (NYH) 2-1-1	$16.22	$35.49	$19.56	$31.89
WTI (Chicago) 4-3-1	$17.47	$26.12	$18.04	$27.67
LLS (Gulf Coast) 2-1-1	$16.02	$36.19	$19.60	$32.24
ANS (West Coast-LA) 4-3-1	$19.27	$50.22	$25.19	$40.80
ANS (West Coast-SF) 3-2-1	$22.94	$48.88	$26.92	$40.53
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.71	$4.48	$5.00	$4.75
Dated Brent less Maya (heavy, sour)	$13.09	$14.59	$12.60	$14.24
Dated Brent less WTS (sour)	$4.81	$3.80	$4.89	$4.72
Dated Brent less ASCI (sour)	$5.99	$4.23	$5.36	$5.60
WTI less WCS (heavy, sour)	$15.31	$17.13	$15.46	$16.66
WTI less Bakken (light, sweet)	$0.88	$(1.97)	$1.47	$(2.20)
WTI less Syncrude (light, sweet)	$(0.32)	$(2.31)	$0.65	$(2.76)
WTI less LLS (light, sweet)	$(2.10)	$(2.38)	$(2.55)	$(2.46)
WTI less ANS (light, sweet)	$(3.67)	$(5.41)	$(4.53)	$(4.38)
Effective RIN basket price	$3.89	$7.42	$3.65	$7.76
Natural gas (dollars per MMBTU)	$2.23	$2.66	$2.22	$2.58
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Overview— Net loss was $427.7 million for the three months ended September 30, 2024 compared to net income of $995.0 million for the three months ended September 30, 2023.
Our results for the three months ended September 30, 2024 were negatively impacted by a special item consisting of a non-cash, pre-tax lower of cost or market (“LCM”) inventory adjustment of approximately $154.5 million. Our results for the three months ended September 30, 2023 were negatively impacted by special items consisting of a change in fair value of our earn-out obligation associated with the acquisition of the Martinez refinery and logistics assets (the “Martinez Contingent Consideration”) of $65.3 million, a loss on extinguishment of debt related to the redemption of the 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility of $5.7 million, and exit costs associated with the early termination of the Third Inventory Intermediation Agreement of $13.5 million.

Excluding the impact of these special items, when comparing our results to the three months ended September 30, 2023, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and certain crude oil differentials and lower throughput volumes and barrels sold. These decreasing metrics have negatively impacted our revenues, gross margin, and operating income in comparison to the same period in 2023.
Revenues— Revenues totaled $8.4 billion for the three months ended September 30, 2024 compared to $10.7 billion for the three months ended September 30, 2023, a decrease of approximately $2.3 billion, or 21.5%. Revenues per barrel were $89.09 and $111.61 for the three months ended September 30, 2024 and 2023, respectively, a decrease of 20.2% directly related to lower hydrocarbon commodity prices. For the three months ended September 30, 2024, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 307,200 bpd, 160,000 bpd, 164,600 bpd and 303,800 bpd, respectively. For the three months ended September 30, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 318,600 bpd, 152,600 bpd, 184,300 bpd and 284,200 bpd, respectively. For the three months ended September 30, 2024, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 342,200 bpd, 163,000 bpd, 160,100 bpd and 356,200 bpd, respectively. For the three months ended September 30, 2023, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 346,700 bpd, 160,000 bpd, 193,700 bpd and 344,100 bpd, respectively.
Overall average throughput rates at our refineries remained consistent in the three months ended September 30, 2024 when compared to the same period in 2023. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated gross margin— Consolidated gross margin totaled $(341.3) million for the three months ended September 30, 2024 compared to $1,176.1 million for the three months ended September 30, 2023, a decrease of approximately $1,517.4 million. Gross refining margin totaled $429.6 million, or $5.00 per barrel of throughput for the three months ended September 30, 2024 compared to $1,923.1 million, or $22.24 per barrel of throughput for the three months ended September 30, 2023, a decrease of approximately $1,493.5 million. Gross refining margin excluding special items totaled $584.1 million, or $6.79 per barrel of throughput for the three months ended September 30, 2024 compared to $1,923.1 million, or $22.24 per barrel of throughput for the three months ended September 30, 2023, a decrease of $1,339.0 million.
Consolidated gross margin and gross refining margin for the three months ended September 30, 2024, were negatively impacted by a non-cash LCM adjustment of approximately $154.5 million resulting from the decrease in crude oil and refined product prices from the second quarter of 2024 to the end of the third quarter of 2024. Gross refining margin excluding special items decreased due to unfavorable movements in crack spreads and certain crude oil differentials and barrels sold at the majority of our refineries. Consolidated gross margin and gross refining margin were not impacted by special items during the three months ended September 30, 2023.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $128.8 million for the three months ended September 30, 2024 compared to $167.5 million for the three months ended September 30, 2023.
Average industry margins were unfavorable during the three months ended September 30, 2024 compared to the same period in 2023, primarily due to decreased refining margins as a result of unfavorable supply and demand dynamics that impacted crack spreads.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $16.22 per barrel, or 54.3% lower, in the three months ended September 30, 2024, as compared to $35.49 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened WTI/Bakken differential, which increased by $2.85 per barrel, partially offset by a weakened Dated Brent/Maya differential, which decreased by $1.50 per barrel in comparison to the same period in 2023. The WTI/WCS differential decreased to $15.31 per barrel in the three months ended September 30, 2024 compared to $17.13 in the same period in 2023, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $17.47 per barrel, or 33.1% lower, in the three months ended September 30, 2024 as compared to $26.12 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by strengthened WTI/Bakken and WTI/Syncrude differentials, which increased by $2.85 and $1.99 per barrel, respectively, in comparison to the same period in 2023.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $16.02 per barrel, or 55.7% lower, in the three months ended September 30, 2024 as compared to $36.19 per barrel in the same period in 2023. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthened WTI/LLS differential, which averaged a premium of $2.10 per barrel for the three months ended September 30, 2024 as compared to a premium of $2.38 per barrel in the same period of 2023.
On the West Coast the ANS (West Coast) 4-3-1 industry crack spread was $19.27 per barrel, or 61.6% lower, in the three months ended September 30, 2024 as compared to $50.22 per barrel in the same period in 2023. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $22.94 per barrel, or 53.1% lower, in the three months ended September 30, 2024 as compared to $48.88 per barrel in the same period in 2023. Our margins on the West Coast were positively impacted from our refinery specific slate by strengthened WTI/ANS differential, which averaged a premium of $3.67 per barrel for the three months ended September 30, 2024 as compared to a premium of $5.41 per barrel in the same period of 2023.
Operating expenses— Operating expenses totaled $621.4 million, or $7.22 per barrel of throughput, for the three months ended September 30, 2024 compared to $615.8 million, or $7.12 per barrel of throughput, for the three months ended September 30, 2023, an increase of $5.6 million, or 0.9%. The increase in operating expenses when compared to the same period in 2023 was mainly attributable to higher maintenance costs and outside service costs across our refineries, partially offset by lower energy costs due to an overall decrease in natural gas prices.
General and administrative expenses— General and administrative expenses totaled $63.2 million for the three months ended September 30, 2024 compared to $90.2 million for the three months ended September 30, 2023, a decrease of approximately $27.0 million or 29.9%. The decrease in general and administrative expenses for the three months ended September 30, 2024 in comparison to the three months ended September 30, 2023 is primarily related to lower employee-related expenses, including incentive compensation. Our general and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries.
Loss on sale of assets— There was a loss of $0.1 million for the three months ended September 30, 2023 related primarily to the sale of non-operating refinery assets. There was no such gain or loss for the three months ended September 30, 2024.
Depreciation and amortization expense— Depreciation and amortization expense totaled $151.3 million for the three months ended September 30, 2024 (including $149.5 million recorded within Cost of sales) compared to $133.5 million for the three months ended September 30, 2023 (including $131.2 million recorded within Cost of sales), an increase of $17.8 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2023.

Change in fair value of contingent consideration— Change in fair value of contingent consideration represented a loss of $65.3 million for the three months ended September 30, 2023 related to changes in the estimated fair value of the Martinez Contingent Consideration. Our final earn-out payment of $18.8 million was paid in full during the second quarter of 2024.
Change in fair value of catalyst obligations— Change in fair value of catalyst obligations represented a loss of $0.1 million for the three months ended September 30, 2023. This loss related to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we were obligated to repurchase at fair market value upon lease termination. During September 2023, we settled our remaining outstanding precious metal financing arrangement.
Loss on extinguishment of debt— There was a loss on the extinguishment of debt of $5.7 million in the three months ended September 30, 2023, related to the redemption of the 2025 Senior Notes and the amendment and restatement of the Revolving Credit Agreement. There was no such loss for the three months ended September 30, 2024.
Interest expense, net— Interest expense, net totaled $19.0 million for the three months ended September 30, 2024 compared to $23.9 million for the three months ended September 30, 2023, a decrease of approximately $4.9 million. For the three months ended September 30, 2024, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income tax expense (benefit) — As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended September 30, 2024 and September 30, 2023, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette refinery in the fourth quarter of 2015 and PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax expense of $2.9 million was recorded for the three months ended September 30, 2024 in comparison to an income tax benefit of $6.4 million recorded for the three months ended September 30, 2023.
Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Overview— Net loss was $452.1 million for the nine months ended September 30, 2024 compared to net income of $1,819.1 million for the nine months ended September 30, 2023.
Our results for the nine months ended September 30, 2024 were negatively impacted by special items consisting of a non-cash, pre-tax LCM inventory adjustment of approximately $154.5 million and a change in fair value of the Martinez Contingent Consideration of $3.3 million. Our results for the nine months ended September 30, 2023 were negatively impacted by special items consisting of a change in fair value of the Martinez Contingent Consideration of $32.4 million, a $5.7 million loss on extinguishment of debt related to the redemption of the 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility, and exit costs associated with the early termination of the Third Inventory Intermediation Agreement of $13.5 million, partially offset by a gain on the sale of a parcel of land at our Torrance refinery of $1.7 million.
Excluding the impact of these special items, when comparing our results to the nine months ended September 30, 2023, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and crude oil differentials and lower barrels sold at the majority of our refineries. In addition, the planned and unplanned maintenance experienced at our West Coast refineries during the fourth quarter of 2023 extended into the first half of 2024. These decreasing metrics combined with the timing of our maintenance activities have negatively impacted our revenues, gross margin, and operating income in comparison to the same period in 2023. During the same period in 2023, despite heavy turnaround activity at our refineries, the stronger cracks resulted in overall higher margins.

Revenues— Revenues totaled $25.7 billion for the nine months ended September 30, 2024 compared to $29.2 billion for the nine months ended September 30, 2023, a decrease of approximately $3.5 billion, or 12.0%. Revenues per barrel were $93.10 and $103.04 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of 9.6% directly related to lower hydrocarbon commodity prices. For the nine months ended September 30, 2024, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 313,200 bpd, 137,400 bpd, 166,900 bpd and 300,700 bpd, respectively. For the nine months ended September 30, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 316,300 bpd, 135,000 bpd, 174,300 bpd and 283,600 bpd, respectively. For the nine months ended September 30, 2024, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 354,000 bpd, 145,500 bpd, 160,500 bpd and 348,900 bpd, respectively. For the nine months ended September 30, 2023, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 358,900 bpd, 146,400 bpd, 183,500 bpd and 347,900 bpd, respectively.
Overall average throughput rates at our refineries were higher in the nine months ended September 30, 2024 due to decreased maintenance activity when compared to the same period in 2023. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated gross margin— Consolidated gross margin totaled $(216.6) million for the nine months ended September 30, 2024, compared to $2,155.8 million for the nine months ended September 30, 2023, a decrease of approximately $2,372.4 million. Gross refining margin totaled $2,069.0 million, or $8.23 per barrel of throughput for the nine months ended September 30, 2024 compared to $4,489.1 million, or $18.09 per barrel of throughput for the nine months ended September 30, 2023, a decrease of approximately $2,420.1 million. Gross refining margin excluding special items totaled $2,223.5 million, or $8.84 per barrel of throughput for the nine months ended September 30, 2024 compared to $4,489.1 million, or $18.09 per barrel of throughput for the nine months ended September 30, 2023, a decrease of $2,265.6 million.
Consolidated gross margin and gross refining margin for the nine months ended September 30, 2024 were negatively impacted by a non-cash LCM adjustment of approximately $154.5 million resulting from the decrease in crude oil and refined product prices from the year ended 2023 to the end of the third quarter of 2024. Gross refining margin excluding special items decreased due to unfavorable movements in crack spreads and crude oil differentials and lower barrels sold at the majority of our refineries, coupled with the timing of our maintenance activity. Consolidated gross margin and gross refining margin were not impacted by special items during the nine months ended September 30, 2023.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $374.5 million for the nine months ended September 30, 2024 compared to $637.7 million for the nine months ended September 30, 2023.
Average industry margins were unfavorable during the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to decreased refining margins as a result of unfavorable supply and demand dynamics that impacted crack spreads.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $19.56 per barrel, or 38.7% lower, in the nine months ended September 30, 2024, as compared to $31.89 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened WTI/Bakken differential which increased by $3.67 per barrel, partially offset by a weakened Dated Brent/Maya differential, which decreased by $1.64 per barrel, in comparison to the same period in 2023. The WTI/WCS differential decreased to $15.46 per barrel in the nine months ended September 30, 2024 compared to $16.66 in the same period in 2023, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $18.04 per barrel, or 34.8% lower, in the nine months ended September 30, 2024 as compared to $27.67 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by strengthened WTI/Bakken and WTI/Syncrude differentials, which increased by $3.67 and $3.41 per barrel, respectively, in comparison to the same period in 2023.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $19.60 per barrel, or 39.2% lower, in the nine months ended September 30, 2024 as compared to $32.24 per barrel in the same period in 2023. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a weakened WTI/LLS differential, which averaged a premium of $2.55 per barrel for the nine months ended September 30, 2024 as compared to a premium of $2.46 per barrel in the same period of 2023.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $25.19 per barrel, or 38.3% lower, in the nine months ended September 30, 2024 as compared to $40.80 per barrel in the same period in 2023. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $26.92 per barrel, or 33.6% lower, in the nine months ended September 30, 2024 as compared to $40.53 per barrel in the same period in 2023. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakened WTI/ANS differential, which averaged a premium of $4.53 per barrel for the nine months ended September 30, 2024 as compared to a premium of $4.38 per barrel in the same period of 2023.
Operating expenses— Operating expenses totaled $1,858.0 million, or $7.39 per barrel of throughput, for the nine months ended September 30, 2024 compared to $1,936.2 million, or $7.80 per barrel of throughput, for the nine months ended September 30, 2023, a decrease of approximately $78.2 million, or 4.0%. The decrease in operating expenses in comparison to the same period in 2023 was mainly attributable to lower maintenance costs and lower energy costs due to a decrease in natural gas prices, partially offset by higher outside service costs.
General and administrative expenses— General and administrative expenses totaled $186.3 million for the nine months ended September 30, 2024 compared to $248.1 million for the nine months ended September 30, 2023, a decrease of approximately $61.8 million or 24.9%. The decrease in general and administrative expenses in comparison to the same period in 2023 was due to lower employee-related expenses, including incentive compensation. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss (gain) on sale of assets— There was a net loss of $0.7 million for the nine months ended September 30, 2024 related primarily to the sale of non-operating refinery assets. There was a net gain of $1.3 million for the nine months ended September 30, 2023 related primarily to the sale of a parcel of land at our Torrance refinery.
Depreciation and amortization expense— Depreciation and amortization expense totaled $432.9 million for the nine months ended September 30, 2024 (including $427.6 million recorded within Cost of sales) compared to $403.6 million for the nine months ended September 30, 2023 (including $397.1 million recorded within Cost of sales), an increase of approximately $29.3 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the third quarter of 2023.

Change in fair value of contingent consideration, net— Change in fair value of contingent consideration represented a gain of $3.3 million and a loss of $32.4 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. These gains and losses were related to changes in the estimated fair value of the Martinez Contingent Consideration. Our final earn-out payment of $18.8 million was paid in full during the second quarter of 2024.
Change in fair value of catalyst obligations— Change in fair value of catalyst obligations represented a gain of $1.1 million for the nine months ended September 30, 2023. This gain related to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we were obligated to repurchase at fair market value upon lease termination. During September 2023, we settled our remaining outstanding precious metal financing arrangement.
Loss on extinguishment of debt— There was a loss on the extinguishment of debt of $5.7 million in the nine months ended September 30, 2023, related to the redemption of the 2025 Senior Notes and the amendment and restatement of the Revolving Credit Agreement. There was no such loss for the nine months ended September 30, 2024.
Interest expense, net— Interest expense, net totaled $47.9 million for the nine months ended September 30, 2024 compared to $53.9 million for the nine months ended September 30, 2023, a decrease of approximately $6.0 million. The net decrease is mainly attributable to the redemption of the 2025 Senior Notes in the third quarter of 2023, and the issuance of our 2030 Senior Notes during the third quarter of 2023 at a reduced principal amount. Additionally, the early termination of the Third Inventory Intermediation Agreement in 2023 further reduced our interest expense. For the nine months ended September 30, 2024, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income tax expense (benefit)— As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the nine months ended September 30, 2024 and September 30, 2023, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of the Chalmette refinery in the fourth quarter of 2015 and our Canadian subsidiary, PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax expense of $0.3 million was recorded for the nine months ended September 30, 2024 in comparison to an income tax benefit of $7.0 million recorded for the nine months ended September 30, 2023.

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
Special Items
The Non-GAAP measures presented include EBITDA excluding special items and gross refining margin excluding special items. Special items for the periods presented relate to LCM inventory adjustments, net changes in fair value of contingent consideration, loss on extinguishment of debt, and gain on land sales. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended September 30,
	2024		2023
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$8,372.8	$97.27	$10,725.3	$124.06
Less: Cost of sales	8,714.1	101.23	9,549.2	110.46
Consolidated gross margin	$(341.3)	$(3.96)	$1,176.1	$13.60
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$(341.3)	$(3.96)	$1,176.1	$13.60
Add: Refining operating expense	621.4	7.22	615.8	7.12
Add: Refining depreciation expense	149.5	1.74	131.2	1.52
Gross refining margin	$429.6	$5.00	$1,923.1	$22.24
Special items: (1)
Add: Non-cash LCM inventory adjustment	154.5	1.79	—	—
Gross refining margin excluding special items	$584.1	$6.79	$1,923.1	$22.24

	Nine Months Ended September 30,
	2024		2023
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$25,735.8	$102.29	$29,159.2	$117.48
Less: Cost of sales	25,952.4	103.15	27,003.4	108.79
Consolidated gross margin	$(216.6)	$(0.86)	$2,155.8	$8.69
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$(216.6)	$(0.86)	$2,155.8	$8.69
Add: Refining operating expense	1,858.0	7.39	1,936.2	7.80
Add: Refining depreciation expense	427.6	1.70	397.1	1.60
Gross refining margin	$2,069.0	$8.23	$4,489.1	$18.09
Special items: (1)
Add: Non-cash LCM inventory adjustment	154.5	0.61	—	—
Gross refining margin excluding special items	$2,223.5	$8.84	$4,489.1	$18.09
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, change in the fair value of catalyst obligations, LCM inventory adjustment, net change in the fair value of contingent consideration, loss on extinguishment of debt, gain on land sales, and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(427.7)	$995.0	$(452.1)	$1,819.1
Add: Depreciation and amortization expense	151.3	133.5	432.9	403.6
Add: Interest expense, net	19.0	23.9	47.9	53.9
Add: Income tax expense (benefit)	2.9	(6.4)	0.3	(7.0)
EBITDA	$(254.5)	$1,146.0	$29.0	$2,269.6
Special Items: (1)
Add: Non-cash LCM inventory adjustment	154.5	—	154.5	—
Add: Change in fair value of contingent consideration, net	—	65.3	(3.3)	32.4
Add: Loss on extinguishment of debt	—	5.7	—	5.7
Add: Gain on land sales	—	—	—	(1.7)
EBITDA excluding special items	$(100.0)	$1,217.0	$180.2	$2,306.0

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$(254.5)	$1,146.0	$29.0	$2,269.6
Add: Stock-based compensation	9.1	8.8	30.1	27.7
Add: Change in fair value of catalyst obligations	—	0.1	—	(1.1)
Add: Non-cash LCM inventory adjustment (1)	154.5	—	154.5	—
Add: Change in fair value of contingent consideration, net (1)	—	65.3	(3.3)	32.4
Add: Loss on extinguishment of debt (1)	—	5.7	—	5.7
Add: Gain on land sales (1)	—	—	—	(1.7)
Adjusted EBITDA	$(90.9)	$1,225.9	$210.3	$2,332.6
——————————
See Notes to Non-GAAP Financial Measures.

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:
(1)    Special items:
LCM inventory adjustment - LCM is a GAAP requirement related to inventory valuation that mandates inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market price is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. The net impact of these LCM inventory adjustments is included in the Refining segment’s income from operations, but are excluded from the operating results presented, as applicable, in order to make such information comparable between periods.
During both the three and nine months ended September 30, 2024, we recorded an adjustment to value our inventories to the LCM which decreased both income from operations and net income by $154.5 million, reflecting an increase in the LCM inventory reserve of $154.5 million. There were no such adjustments in any other periods presented.
Change in fair value of contingent consideration, net - During the nine months ended September 30, 2024, we recorded a net change in fair value of the Martinez Contingent Consideration which increased both income from operations and net income by $3.3 million. During the three and nine months ended September 30, 2023, we recorded a change in fair value of the Martinez Contingent Consideration which decreased both income from operations and net income by $65.3 million and $32.4 million, respectively. There was no such change in the three months ended September 30, 2024.
Loss on extinguishment of debt - During the three and nine months ended September 30, 2023, we recorded a loss on extinguishment of debt related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility, which decreased both income before income taxes and net income by $5.7 million. There was no such loss in any other periods presented.
Gain on land sales - During the nine months ended September 30, 2023, we recorded a gain on the sale of a separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased both income from operations and net income by $1.7 million. There were no such gains in any other periods presented.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future distributions, and debt service requirements, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political, and other factors beyond our control. As of September 30, 2024, we are in compliance with all covenants, including financial covenants, in all our debt agreements.

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $255.5 million for the nine months ended September 30, 2024 compared to net cash provided by operating activities of $1,152.3 million for the nine months ended September 30, 2023. Our operating cash flows for the nine months ended September 30, 2024 include our depreciation and amortization of $444.3 million, a net non-cash charge of $154.5 million relating to an LCM inventory adjustment, pension and other post-retirement benefits costs of $38.9 million, stock-based compensation of $30.1 million, and a loss on sale of assets of $0.7 million, partially offset by our net loss of $452.1 million and a net change in the fair value of the Martinez Contingent Consideration of $3.3 million. In addition, net changes in operating assets and liabilities reflected cash proceeds of $42.4 million, primarily driven by the timing of inventory purchases, accounts receivables, and payments to settle accounts payable. Our operating cash flows for the nine months ended September 30, 2023 included net income of $1,819.1 million, depreciation and amortization of $418.8 million, pension and other post-retirement benefits costs of $35.9 million, net change in the fair value of the Martinez Contingent Consideration of $32.4 million, stock-based compensation of $27.7 million, net non-cash charges related to changes in fair value of our inventory repurchase obligations of $25.1 million, and loss on extinguishment of debt primarily related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility of $5.7 million, partially offset by a deferred incomes tax benefit of $5.9 million, gain on sale of assets of $1.3 million, and a change in the fair value of our catalyst obligations of $1.1 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $1,204.1 million, driven by the timing of inventory purchases, payments for accrued expenses, and collections of accounts receivable. The change in accrued expenses was due primarily to a decrease in renewable energy credit and emissions obligations, as a result of a decrease in our unfunded RINs obligation.
Cash Flows from Investing Activities
Net cash used in investing activities was $768.3 million for the nine months ended September 30, 2024 compared to net cash used in investing activities of $927.5 million for the nine months ended September 30, 2023. The net cash flows used in investing activities for the nine months ended September 30, 2024 was comprised of cash outflows of expenditures for refinery turnarounds of $447.7 million, capital expenditures totaling $292.3 million, and expenditures for other assets of $28.3 million. The net cash used in investing activities for the nine months ended September 30, 2023 was comprised of cash outflows of capital expenditures totaling $569.5 million, expenditures for refinery turnarounds of $322.9 million, and expenditures for other assets of $39.5 million, partially offset by proceeds from the sale of assets of $4.4 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $288.4 million for the nine months ended September 30, 2024 compared to net cash used in financing activities of $501.8 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, net cash used in financing activities consisted primarily of distributions to members of $481.9 million, payments on finance leases of $9.1 million, and deferred financing costs and other of $0.1 million, partially offset by proceeds from contributions from PBF LLC of $185.0 million and proceeds from insurance premium financing of $17.7 million. For the nine months ended September 30, 2023, net cash used in financing activities consisted primarily of distributions to members of $1,320.5 million, redemption of our 2025 Senior Notes of $666.2 million, payments related to the Martinez Contingent Consideration of $80.1 million, deferred financing costs and other of $35.7 million, payments on finance leases of $11.1 million, and settlement of the final precious metal catalyst obligation of $3.1 million, partially offset by proceeds from contributions from PBF LLC of $1,109.6 million, cash proceeds of $496.6 million from the issuance of the 2030 Senior Notes, net of discount, and proceeds from insurance premium financing of $8.7 million.

Liquidity
As of September 30, 2024, our operational liquidity was more than $3.4 billion (more than $4.6 billion as of December 31, 2023) which consists of $927.0 million of cash, and approximately $2.5 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of September 30, 2024, outstanding letters of credit totaled approximately $62.5 million.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements.
Working Capital
Our working capital at September 30, 2024 was $1,166.5 million, consisting of $4,986.9 million in total current assets and $3,820.4 million in total current liabilities. Our working capital at December 31, 2023 was $2,184.0 million, consisting of $6,480.3 million in total current assets and $4,296.3 million in total current liabilities.
Capital Spending
Capital spending was $768.3 million for the nine months ended September 30, 2024 and was primarily comprised of annual maintenance and turnaround costs at our East Coast, Mid-Continent, and West Coast refineries. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries. We currently expect to spend an aggregate of approximately $850.0 million during full-year 2024 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
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
On October 31, 2024, PBF Energy, our indirect parent, announced a dividend of $0.275 per share on its outstanding Class A common stock. The dividend is payable on November 27, 2024 to PBF Energy Class A common stockholders of record at the close of business on November 13, 2024. If necessary, we may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.

Supplemental Guarantor Financial Information
As of September 30, 2024, PBF Services, DCR, PBF Power Marketing LLC, PRC, Toledo Refining Company LLC, Chalmette Refining, PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC (“MRC”), PBF International Inc. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) and 2030 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated January 24, 2020 and August 21, 2023 among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, and Authenticating Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd., PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2028 Senior Notes and 2030 Senior Notes. The 2028 Senior Notes and 2030 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets (1)	$4,760.9	$6,263.0
Non-current assets	6,310.9	6,074.0
Due from non-guarantor subsidiaries	23,675.2	21,756.8

LIABILITIES AND EQUITY
Current liabilities (1)	$3,540.1	$4,078.1
Long-term liabilities	2,293.0	2,342.8
Due to non-guarantor subsidiaries	23,654.4	21,692.6

(1) Includes $25.6 million and $74.6 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX and SBR as of September 30, 2024. Includes $27.3 million and $72.0 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX and SBR as of December 31, 2023. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Statements of Operations (in millions)	2024	2023	2024	2023
Revenues	$8,260.8	$10,613.1	$25,523.4	$28,872.6
Cost of sales	7,849.6	8,868.3	23,850.0	25,165.7
Gross margin	411.2	1,744.8	1,673.4	3,706.9
Income from operations	347.8	1,581.8	1,487.6	3,417.0

Net income	335.5	1,490.1	1,429.1	3,292.4
Net income attributable to PBF Holding Company LLC	335.6	1,490.0	1,429.3	3,291.9

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$768.9	$506.8	$1,902.6	$1,497.9
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	(5.7)	(11.7)	(21.4)	(24.6)
Affiliate revenues related to transactions with PBFX and SBR (1)	85.4	4.2	178.3	12.4
Affiliate expenses related to transactions with PBFX and SBR (1)	(157.0)	(86.6)	(499.2)	(260.4)
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
At September 30, 2024 and December 31, 2023, we had gross open commodity derivative contracts representing 45.3 million barrels and 29.1 million barrels, respectively, with an unrealized net loss of $3.2 million and net gain of $33.2 million, respectively. The open commodity derivative contracts as of September 30, 2024 expire at various times during 2024 and 2025.
We carry inventories of crude oil, intermediates, and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.7 million barrels and 36.2 million barrels at September 30, 2024 and December 31, 2023, respectively. The average cost of our hydrocarbon inventories was approximately $84.62 and $83.64 per barrel on a LIFO basis at September 30, 2024 and December 31, 2023, respectively. The average cost of our hydrocarbon inventories at September 30, 2024 excludes the net impact of an LCM inventory adjustment of approximately $154.5 million, whereas at December 31, 2023, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At September 30, 2024, we had no outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.6 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of September 30, 2024. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 27, 2023, MRC received from the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) an Administrative Civil Liability (“ACL”) assessment in the amount of $13.8 million for allegedly: (1) exceeding its effluent limitations and discharging to the Carquinez Strait without authorization in October 2022, January 2023, and June 2023; and (2) failing to submit Climate Change Adaptation information. On January 12, 2024, MRC met with the RWQCB to discuss its response to their ACL assessment. Based on the discussions and the information provided by MRC, the RWQCB proposed reducing the ACL assessment to approximately $4.5 million and noted that for any settlement 50% of the penalty could be in the form of Enhanced Compliance Actions (“ECAs”), Supplemental Environmental Projects (“SEPs”), or a combination of the two. On January 19, 2024, MRC agreed to accept the reduced ACL, with 50% of the approximately $4.5 million dedicated to ECAs or SEPs. MRC subsequently agreed to fund only SEPs relating to marsh restoration, regional water quality monitoring, and water quality classroom education in the Martinez, California area. The parties are finalizing the settlement agreement and stipulation for entry of the administrative civil liability order. Once it is finalized, it will be subject to a 30-day comment period before approval by the RWQCB’s Executive Officer.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., PBF Energy Inc., PBF LLC, and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On September 22, 2022, the Ninth Circuit Court of Appeals affirmed. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed plaintiff’s trespass claim with prejudice and granted plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. On March 27, 2023, plaintiff filed a Fourth Amended Complaint relating to the remaining nuisance claims. On May 23, 2023, the Court denied our motion to dismiss on the pleadings for plaintiff’s failure to establish standing to bring the nuisance claims. After completing further discovery, on August 28, 2023, we filed a Motion for Summary Judgment. On October 18, 2023, the Court issued an order granting our motion, adjudged that plaintiff take nothing, and that the action be dismissed with prejudice. The order also allows us to recover the costs of suit pursuant to a bill of costs. On October 30, 2023, plaintiff filed a notice of appeal to the Ninth Circuit regarding the Court’s order granting summary judgment. The Court has granted plaintiff extensions of approximately 90 days to file their opening brief, which they filed on May 27, 2024. After being granted a similar 90-day extension, we filed our answering brief on September 25, 2024. Plaintiff’s reply brief is due January 24, 2025. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On August 16, 2023, in Joseph Piscitelli and Lara Zanzucchi v. Martinez Refining Company LLC, our subsidiary MRC was named as a defendant in a class action and representative action complaint which contains allegations of public and private nuisance, trespass, and negligence arising from MRC’s operations. MRC filed its answer to the complaint on October 31, 2023. The initial Court hearing to discuss discovery issues was held on January 2, 2024. At the hearing, the Court raised the issue of mediation and directed the parties to meet and confer and agree to stipulate to a mediation deadline. On January 9, 2024, the parties filed a stipulation agreeing to consider private mediation by September 20, 2024. On January 17, 2024, the Court issued a scheduling order setting the class certification hearing for April 10, 2025. On April 4, 2024, the Court granted plaintiffs’ motion for leave to file a First Amendment Complaint (the “Piscitelli FAC”) to add plaintiff Malan and dismiss plaintiff Zanzucchi, which plaintiffs filed on April 10, 2024. On the same day, the Court granted plaintiffs’ motion. MRC filed its answer to the Piscitelli FAC on April 23, 2024. On May 3, 2024, the Court denied MRC’s motion to relate this case and the Cruz case (discussed below). On June 17, 2024, the Court granted plaintiffs’ motion to dismiss plaintiff Piscitelli. The parties are currently engaged in discovery. The class certification hearing is currently scheduled for April 10, 2025. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On December 15, 2023, in Alena Cruz and Shannon Payne vs. PBF Energy Inc., et. al, we and our subsidiaries PBF Western Region and MRC were named as defendants in a class action and representative action complaint filed by Alena Cruz and Shannon Payne, and on behalf of all others similarly situated. The complaint contains allegations of Clean Air Act (“CAA”) violations, claims for medical and environmental monitoring, liability for ultrahazardous activities, negligence, and public and private nuisance from MRC’s operations. The proposed class is all individuals who reside and/or work in the City of Martinez, including the surrounding communities of Alhambra Valley and Franklin Canyon, as well as El Sobrante, Hercules, Benicia, and Richmond, who have allegedly been exposed to elevated levels of spent catalyst discharged from MRC’s operations during the period November 24, 2022 to the present. On December 21, 2023, plaintiffs granted an extension until February 5, 2024 for MRC to respond to the initial complaint. On February 5, 2024, MRC filed a motion to dismiss on the pleadings. In response, on February 16, 2024, plaintiffs filed a First Amendment Complaint (the “Cruz FAC”). On February 29, 2024, MRC filed a motion to dismiss the Cruz FAC on the pleadings. Plaintiffs’ opposition was filed on March 14, 2024. MRC filed its reply to plaintiffs’ opposition on March 21, 2024. At the motion hearing on April 4, 2024, the Court granted MRC’s request to dismiss all wrongly named PBF entities and plaintiffs’ CAA and Medical Monitoring causes of action. At the following Status Conference on April 4, 2024, the Court agreed that the Cruz and Piscitelli cases should now be related. The Court ordered the Cruz and Piscitelli plaintiffs to meet and confer on a joint discovery schedule and report back to the Court by the end of April 2024. On May 3, 2024, the Piscitelli Court denied MRC’s motion to relate this case and the Piscitelli case (discussed above). On May 17, 2024, MRC filed its answer to the Cruz FAC. On June 5, 2024, the Court stayed the case, pending the outcome of the class property damage claim in the Piscitelli case. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On July 31, 2024, in Jennifer Frye, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 18 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. On October 7, 2024, MRC filed a motion to dismiss the complaint. Also on October 7, 2024, plaintiffs filed a motion to relate the Frye case to the Piscitelli and Cruz cases. The Piscitelli Court subsequently denied the motion to relate the three cases. The motion to relate Frye to the Cruz case is currently pending with the Cruz Court. Currently, Plaintiffs’ opposition brief to MRC’s motion to dismiss is due November 11, 2024, MRC’s reply brief is due November 22, 2024, and the motion hearing is currently scheduled for December 20, 2024.

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

PBF Holding Company LLC

Date:	November 6, 2024	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	November 6, 2024	By:	/s/ Karen B. Davis
Karen B. Davis Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)