Form 10-K
period 2024-12-31
PBF Holding Co LLC; PBF Finance Corp
filed 2025-02-25
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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
PBF Holding Company LLC has no common stock outstanding. As of February 21, 2025, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.
PBF Finance Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc., the managing member of our direct parent PBF Energy Company LLC, will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2025 Annual Meeting of Stockholders within 120 days after December 31, 2024. Portions of the Proxy Statement of PBF Energy Inc. are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF HOLDING COMPANY LLC

GLOSSARY OF SELECTED TERMS
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10-K have the following meanings:
“AB 32” refers to the greenhouse gas emission control regulations in the state of California to comply with Assembly Bill 32.
“ANS” refers to Alaskan North Slope crude oil reflective of West Coast economics, characterized by an American Petroleum Institute (“API”) gravity between 28° and 35°.
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
“MOEM Pipeline” refers to a pipeline that originates at a terminal in Empire, Louisiana approximately 30 miles north of the mouth of the Mississippi River. The MOEM Pipeline is 14 inches in diameter, 54 miles long and transports crude from South Louisiana to the Chalmette refinery and transports Heavy Louisiana Sweet and South Louisiana Intermediate crude.
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
Explanatory Note
This Annual Report on Form 10-K is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of December 31, 2024. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

PART I
In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “we,” “our” or “us” refer to PBF Holding, and, in each case, unless the context otherwise requires, its consolidated subsidiaries. References to “subsidiary guarantors” refer to PBF Services Company LLC (“PBF Services”), PBF Power Marketing LLC (“PBF Power”), Paulsboro Refining Company LLC (“PRC”), Toledo Refining Company LLC (“Toledo Refining”), Delaware City Refining Company LLC (“DCR”), PBF Investments LLC (“PBF Investments”), PBF International Inc., Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), and Martinez Refining Company LLC (“MRC”), which are the subsidiaries of PBF Holding that guarantee PBF Holding’s 7.875% senior unsecured notes due 2030 (the “2030 Senior Notes”) and the 6.00% senior unsecured notes due 2028 (the “2028 Senior Notes”) as of December 31, 2024.
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
ITEM 1. BUSINESS
Overview and Corporate Structure
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest, Gulf Coast and West Coast of the United States, as well as in other regions of the United States, Canada and Mexico and are able to ship products to other international destinations. We own and operate six domestic oil refineries and related assets. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 12.8 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. The Company’s six oil refineries represent one reportable segment.
Ownership Structure
We are a Delaware limited liability company and a holding company for our operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. We are a wholly-owned subsidiary of PBF LLC, and PBF Energy is the sole managing member of, and owner of an equity interest as of December 31, 2024 representing approximately 99.3% of the outstanding economic interests in PBF LLC.
On December 18, 2012, our indirect parent, PBF Energy completed its IPO. As a result of PBF Energy’s IPO and related organization transactions, PBF Energy became the sole managing member of PBF LLC and operates and controls all of its business and affairs and consolidates the financial results of PBF LLC and its subsidiaries, including PBF Holding and PBF Finance. As of December 31, 2024, PBF Energy held 115,333,223 PBF LLC Series C Units and its current and former executive officers and directors and certain employees and others held 862,780 PBF LLC Series A Units and the holders of PBF Energy’s issued and outstanding shares of its Class A common stock have approximately 99.3% of the voting power in PBF Energy, and the members of PBF LLC through their holdings of Class B common stock have approximately 0.7% of the voting power in PBF Energy.

PBF Holding Refineries
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. Each refinery is briefly described in the table below:

Refinery	Region	Nelson Complexity Index (1)	Throughput Capacity (in bpd) (1)	PADD	Crude Processed (2)	Source (2)
Delaware City	East Coast	13.6	180,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	9.1 (3)	155,000 (3)	1	light sweet through heavy sour	water
Toledo	Mid-Continent	11.0	180,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	13.0	185,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	13.8	166,000	5	medium and heavy	pipeline, water, truck
Martinez	West Coast	16.1	157,000	5	medium and heavy	pipeline and water
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
Recent Developments
On February 1, 2025, a fire occurred at our Martinez refinery during preliminary turnaround activities, which resulted in the temporary shutdown of refinery operations. The cause of the fire is currently under investigation. We are assessing the extent of the property damage arising from the fire and potential recoveries from insurance coverage are also being evaluated. At this time, as the cost of repairs, the length of the shutdown and other potential liabilities, including regulatory penalties, arising from the incident are unknown, the operational and/or financial impact cannot be reasonably estimated.
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

The diagram below depicts our organizational structure as of December 31, 2024:

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
Operating Subsidiaries
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
Our refinery assets as of December 31, 2024 are described below.
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

Delaware City Refinery Units	Nameplate Capacity
Crude Distillation Unit	180,000
Vacuum Distillation Unit	105,000
Fluid Catalytic Cracking Unit	82,000
Hydrotreating Units	180,000
Hydrocracking Unit	24,000
Catalytic Reforming Unit	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit	6,000
Alkylation Unit	12,500
Polymerization Unit	16,000
Fluid Coking Unit	54,500

Paulsboro Refinery Units	Nameplate Capacity
Crude Distillation Units	155,000
Vacuum Distillation Units	86,000
Fluid Catalytic Cracking Unit	Idled
Hydrotreating Units	102,000
Catalytic Reforming Unit	29,000
Alkylation Unit	Idled
Lube Oil Processing Unit	12,000
Delayed Coking Unit	Idled
Propane Deasphalting Unit	11,000
________
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the East Coast Refining System through waterborne deliveries, primarily through short-term and spot market agreements. We also have a crude supply contract with Saudi Aramco, the term of which is currently year to year, for up to approximately 100,000 bpd that are processed at the Paulsboro refinery.
Refined Product Yield and Distribution. The Delaware City refinery predominantly produces gasoline, jet fuel, ULSD and ultra-low sulfur heating oil as well as certain other products. Products produced at the Delaware City refinery are transferred to customers through pipelines, barges or at its truck rack. We market and sell all of our refined products to a variety of customers on the spot market or through term agreements. The Paulsboro refinery predominantly manufactures Group I base oils or lubricants and asphalt, jet fuel and ULSD. Products produced at the Paulsboro refinery are transferred to customers primarily through pipelines, barges, or at its truck rack. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.

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
Energy and Other Utilities. Under normal operating conditions, the Delaware City refinery consumes approximately 75,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Delaware City refinery has a 280 MW power plant located on site that consists of two natural gas-fueled turbines with combined capacity of approximately 140 MW and four turbo generators with combined nameplate capacity of approximately 140 MW. Collectively, this power plant produces electricity in excess of Delaware City’s refinery load of approximately 90 MW. Excess electricity is sold into the Pennsylvania-New Jersey-Maryland, or PJM, grid. Steam is primarily produced by a combination of three dedicated boilers, two heat recovery steam generators on the gas turbines, and is supplemented by secondary boilers at the FCC and Coker. Hydrogen is currently provided via the refinery’s steam methane reformers and continuous catalytic reformer.
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
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the Martinez refinery through connections to the Crimson San Pablo Bay Pipeline, and via waterborne deliveries, primarily through short-term and spot market agreements. We also have crude supply agreements with Shell Trading (US) Company (primarily serving the Martinez refinery) for up to 65,000 bpd, through 2026.
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

The annual fee under the Omnibus Agreement for the year ended December 31, 2024 was $5.8 million, inclusive of obligations under the Omnibus Agreement to reimburse us for certain compensation and benefit costs of employees who devoted more than 50% of their time to PBFX during the year ended December 31, 2024. We currently estimate to receive $6.0 million, inclusive of estimated obligations under the Omnibus Agreement as a reimbursement for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2025.
Services Agreement
Additionally, PBFX entered into an operation and management services and secondment agreement with us and certain of our subsidiaries (as amended, the “Services Agreement”), pursuant to which we provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses us for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2024, PBFX paid us an annual fee of $8.7 million pursuant to the Services Agreement and we currently estimate to receive the same annual reimbursement pursuant to the Services Agreement for the year ending December 31, 2025.
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
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel, and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2024, 2023 and 2022, gasoline and distillates accounted for 86.6%, 88.8% and 88.6% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. In addition, we have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2024 and December 31, 2023 only one customer, Shell plc (“Shell”), accounted for 10% or more of our revenues (approximately 13% and 14%, respectively). As of December 31, 2024 and December 31, 2023, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 18% and 19%, respectively).
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
Corporate Offices
We currently lease approximately 74,400 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2026. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
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

Headcount
As of December 31, 2024, we had approximately 3,760 employees, of which 1,929 are covered by collective bargaining agreements. Our hourly employees are covered by collective bargaining agreements through the United Steel Workers (“USW”), the Independent Oil Workers (“IOW”) and the International Brotherhood of Electrical Workers (“IBEW”). We consider our relations with the represented employees to be satisfactory.

Location	Number of employees	Employees covered by collective bargaining agreements	Collective bargaining agreements	Expiration date
Headquarters	497	—	N/A	N/A
Delaware City refinery	536	377	USW	January 2026
Paulsboro refinery	302	183	IOW	March 2026
Toledo refinery	521	333	USW	February 2026
Chalmette refinery	606	332	USW	January 2026
Torrance refinery	598	309 15	USW IBEW	January 2026 January 2026
Torrance logistics	95	4 37	USW USW	January 2026 April 2027
Martinez refinery	605	320 19	USW IBEW	February 2026 February 2026
Total employees	3,760	1,929

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
◦We may incur significant liability under, or costs and capital expenditures to comply with, regulatory, environmental and health and safety regulations, which are complex and change frequently;
◦Potential further laws and regulations related to climate change could have a material adverse impact on our operations and adversely affect our facilities;
◦Regulation of emissions of greenhouse gases could force us to incur increased capital expenditures and operating costs that could have a material adverse effect on our results of operations and financial condition;
◦Environmental clean-up and remediation costs of our sites and environmental litigation, including related to climate change, could decrease our net cash flow, reduce our results of operations and impair our financial condition;
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
•A cyber-attack on, or other failure of, our technology infrastructure;
•Enhanced scrutiny on ESG matters;
•Rate of inflation, including increases due to tariffs and other trade measures that may be imposed by the new presidential administration, and its impacts on supply and demand, pricing, and supply chain disruption;
•Actions taken by our competitors, including adjustments to refining capacity or renewable fuels production in response to regulations and market conditions;
•Volatility and uncertainty in the credit and capital markets, including as a result of higher interest rates;
•Any political instability, including as a result of Russia’s military action in Ukraine, armed hostilities in the middle east, disruption in international shipping resulting from attacks by armed groups on cargo ships, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events;
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
The nature of our business has required us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the LCM value under the last-in-first-out (“LIFO”) inventory valuation methodology. At December 31, 2024 and December 31, 2023, the replacement value of inventories exceeded the LIFO carrying value, therefore no LCM inventory reserve was recorded. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other.
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
Additionally, governmental and regulatory actions, including continued resolutions by the Organization of the Petroleum Exporting Countries to restrict crude oil production levels and executive actions by the new U.S. presidential administration to advance certain energy infrastructure projects such as the Keystone XL pipeline or Enbridge’s Line 5 pipeline, may continue to impact crude oil prices and crude oil differentials. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business and profitability.

A significant interruption or casualty loss at any of our refineries and related assets could reduce our production, particularly if not fully covered by our insurance. Failure by one or more insurers to honor its coverage commitments for an insured event could materially and adversely affect our future cash flows, operating results and financial condition.
Our business currently consists of owning and operating six refineries and related assets. As a result, our operations could be subject to significant interruption if any of our refineries were to experience a major accident, be damaged by severe weather, wildfires, or other natural disasters, or otherwise be forced to shut down or curtail production due to unforeseen events, such as acts of God, nature, orders of governmental authorities, supply chain disruptions impacting our crude rail facilities or other logistics assets, power outages, acts of terrorism, fires, toxic emissions and maritime hazards. Any such shutdown or disruption would reduce the production from that refinery. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refineries is forced to shut down for a significant period of time or permanently, it could have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole. On February 1, 2025, a fire occurred at our Martinez refinery during preliminary turnaround activities, which resulted in the temporary shutdown of refinery operations. The cause of the fire is currently under investigation. We are assessing the extent of the property damage arising from the fire and potential recoveries from insurance coverage are also being evaluated. At this time, as the cost of repairs, the length of the shutdown and other potential liabilities, including regulatory penalties, arising from the incident are unknown, the operational and/or financial impact cannot be reasonably estimated.
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
Our insurance program includes a number of insurance carriers. Significant disruptions in financial markets could lead to a deterioration in the financial condition of many financial institutions, including insurance companies and, therefore, we may not be able to obtain the full amount of our insurance coverage for insured events. Even where we have insurance in place, there can be no assurance that the carriers will honor their obligations under the policies. We are assessing the extent of the property damage arising from the recent Martinez refinery fire and potential recoveries from insurance coverage are also being evaluated. At this time, as the cost of repairs, the length of the shutdown and other potential liabilities, including regulatory penalties, arising from the incident are unknown, the operational and/or financial impact cannot be reasonably estimated. In the event the Martinez refinery is forced to shut down for a significant period of time, it could have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.

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

In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. Our results continue to be impacted by significant costs to comply with the RFS. While we have entered into agreements with SBR that allow us to purchase RINs at our election, we incurred approximately $515.3 million in RINs costs during the year ended December 31, 2024 as compared to $762.3 million and $1,225.5 million during the years ended December 31, 2023 and 2022, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. On June 21, 2023, EPA finalized the volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels for years 2023, 2024, and 2025, and finalized volume requirements and percentage standards under the RFS program for 2023, 2024, and 2025, as well as making a series of important modifications to strengthen and expand the RFS program. As a result, we could also experience fluctuating compliance costs in the future if the volumes finalized by EPA differ from what has been proposed.
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
If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. We fund all inventory purchases with existing working capital or other available sources of liquidity. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to repay our indebtedness and other contractual obligations, support ongoing capital expenditures for equipment maintenance and upgrades, including during turnarounds at our refineries, and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.
In addition, from time to time, we may be required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. In connection with the Paulsboro, Torrance and Martinez acquisitions, we assumed certain significant environmental obligations, and may similarly do so in future acquisitions. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our liquidity and financial condition will affect our ability to satisfy any and all of these needs or obligations.

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
Both houses of Congress have actively considered legislation to reduce emissions of GHGs, such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, EPA has taken steps to regulate GHGs under the existing federal Clean Air Act. EPA has adopted regulations limiting GHG emissions for light- and medium- duty vehicles and heavy-duty highway vehicles. EPA has also adopted regulations addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards (such as AB 32). On September 23, 2020 the Governor of California issued an executive order effectively banning the sale of new gasoline-powered passenger cars and trucks by 2035 and requiring zero-emission medium to heavy duty vehicles by 2045 everywhere feasible. The executive order requires state agencies to build out sufficient electric vehicle charging infrastructure. It is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Regulatory requirements also could adversely affect demand for the refined products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.
Requirements to reduce emissions could result in increased costs to operate and maintain our facilities as well as implement and manage new emission controls and programs put in place. For example, in September 2016, the state of California enacted Senate Bill 32 which further reduces greenhouse gas emissions targets to 40 percent below 1990 levels by 2030. Two regulations implemented to achieve these goals are Cap-and-Trade and the LCFS. In 2012, CARB implemented Cap-and-Trade. This program currently places a cap on GHGs and we are required to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel. In 2009, CARB adopted the LCFS, which required a 10% reduction in the carbon intensity of gasoline and diesel by 2020. In 2022, California enacted Assembly Bill 1279 which requires the state to achieve a GHG reduction target of 85 percent below 1990 levels by 2045 and overall carbon neutrality by 2045. CARB also amended the LCFS in 2024, which requires a 30 percent reduction by 2030 and 90 percent reduction by 2045 in the carbon intensity of transportation fuels (compared to a 2010 baseline). Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase or we are unable to pass through costs to our customers, we have to pay a higher price for credits or if we are otherwise unable to meet our compliance obligations, our financial condition and results of operations could be adversely affected.

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
Following the adoption of SBx 1-2, in October 2024, California adopted Assembly Bill No. 1 (such statute, together with any regulations contemplated or issued thereunder, “ABx 2-1”) which authorizes the CEC to consider the effects of refiners’ inventories of fuel and feedstocks and blending components on the price of transportation fuels in California. The bill further authorizes the CEC, by regulation, to develop and impose requirements for refiners operating in the state to maintain minimum levels of inventories of refined transportation fuels meeting California specifications, including any feedstocks and blending components, as specified. Specifically, the bill provides that the CEC: (i) may establish criteria that refiners must meet before commencing a turnaround or maintenance event, including requiring California’s petroleum refiners to have resupply plans and arrangements to cover their loss in production, as specified; (ii) is authorized to develop and impose requirements on California refiners to maintain minimum levels of inventories of refined transportation fuels meeting California specifications; (iii) is prohibited from adopting minimum inventory regulations unless it finds that the benefits outweigh the potential costs to consumers; and (iv) is required to annually re-evaluate these factors and provide a report to the Legislature concluding whether the regulation meets the cost effectiveness test.

To the extent that the CEC establishes a maximum gross gasoline refining margin and imposes a financial penalty for profits above such maximum gross gasoline refining margin, inventory requirements, or timing of turnaround schedules our financial results and profitability could be adversely affected. Our results of operations and our financial performance could also be adversely impacted to the extent that restrictions on turnaround and maintenance activities are imposed by the CEC. We cannot reasonably predict the impact that the full implementation of SBx 1-2 or ABx 2-1 will have on our California operations or our Company nor can we predict the impact that similarly focused legislation or actions in other jurisdictions in which we operate our refineries may have. The recently adopted legislation in California, and the future enactment of similar legislation in any of the other jurisdictions could adversely impact our business, results of operations, profitability and cash.
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
Cyber-attacks against us or others in our industry could result in additional regulations, and U.S. government warnings have indicated that infrastructure assets, including pipelines, may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-sponsored groups, “hacktivists”, criminal organizations or private individuals (including employee malfeasance). Efforts by the federal government, including the Strengthening the Cybersecurity of Federal Networks and Critical Infrastructure executive order, the issuance of new cybersecurity requirements for critical pipeline owners and operators issued by the Department of Homeland Security’s Transportation Security Administration following a cyber-attack on a major petroleum pipeline in 2021, and other existing or future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

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
Current inflation within the economy has resulted in increased interest rates and capital costs, contributed to supply shortages, increased the cost of living and labor, and other related items. As a result of inflation, which may continue, including due to tariffs and other trade measures that may be imposed by the new U.S. presidential administration, we expect to potentially continue to encounter increases in the cost of feedstocks, labor, materials, and other inputs necessary in the refining of crude oil and other feedstocks. Although we may take actions to counteract the impacts of inflation, if these actions are not effective it could have a material adverse effect on our business, results of operations and financial condition. Additionally, higher future inflation or concerns of a recession could impact the demand for our products and services.
We may not be able to obtain funding on acceptable terms or at all, including because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
In the past, global financial markets and economic conditions have been, and may again be, subject to disruption and volatility due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and generally weak economic conditions. In addition, the fixed income and bank markets could experience periods of extreme volatility or stress that may negatively impact market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets could increase substantially at times while the availability of funds from those markets diminishes significantly. In particular, as a result of concerns about the stability of financial markets generally, which may be subject to unforeseen disruptions, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our business strategy, complete future acquisitions or growth projects, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events could have a material adverse effect on our business, results of operations and financial condition.
U.S. and global markets have experienced volatility and disruption following the escalation of geopolitical tensions and Russia’s military action in Ukraine since February 2022, armed hostilities in the middle east and disruptions in international shipping resulting from attacks by armed groups on cargo ships. Although the length and impact of these ongoing military conflicts is highly unpredictable, these wars have led to market disruptions, including significant volatility in the financial markets and the global macroeconomic and geopolitical environment. Furthermore, a protracted conflict between Ukraine and Russia, or any escalation of this conflict, may result in additional financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the UK, the EU, Canada and others, such as the United States ban on import of Russian oil effective March 8, 2022 and the EU ban on oil products from Russia effective February 5, 2023, which may have adverse impacts on the wider global economy and market conditions and could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations.

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
Competition from companies that produce their own supply of feedstocks, have extensive retail outlets, make alternative fuels or have greater financial and other resources than we do, could materially and adversely affect our business and results of operations.
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
•severe adverse weather conditions, natural disasters, wildfires or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;
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
Most hourly employees at our refineries are covered by collective bargaining agreements through the USW, the IOW and the IBEW. These agreements are scheduled to expire on various dates in 2026 through 2028 (See “Item 1. Business” - Employees). Future negotiations prior to the expiration of our collective agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.

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
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2024, we have total debt of $1,498.9 million, excluding unamortized deferred debt issuance costs of $41.6 million, and we could incur additional borrowings under our asset-based revolving credit facility (the “Revolving Credit Facility”). We may incur additional indebtedness in the future including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements.
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
We and our subsidiaries are able to incur additional indebtedness in the future including additional secured or unsecured debt. Although our debt instruments contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our current debt levels, the leverage risks described above would increase. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.
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
Our 2028 Senior Notes and 2030 Senior Notes are rated Ba3 by Moody’s, BB by S&P, and BB by Fitch. Any adverse changes in our credit ratings may negatively impact the terms of credit we receive from our suppliers and our requirements to prepay or post collateral. Additionally, adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may increase our cost of borrowings or hinder our ability to raise financing in the capital markets or have an unfavorable impact on the credit terms we have with our suppliers, which could impair our ability to grow our business, maintain adequate levels of liquidity and make cash distributions to our members.

Restrictive covenants in our debt instruments, including the indentures governing our notes, may limit our ability to undertake certain types of transactions, which could adversely affect our business, financial condition, results of operations and our ability to service our indebtedness.
Various covenants in our current and future debt instruments and other financing arrangements, including the indentures governing our notes, may restrict our and our subsidiaries’ financial flexibility in a number of ways. Our current indebtedness and the indentures that govern our notes subject us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, make distributions, or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of our debt instruments also require our subsidiaries to satisfy or maintain certain financial condition tests in certain circumstances. Our ability to meet these financial condition tests can be affected by events beyond our control and we may not meet such tests in the future. In addition, a failure to comply with the provisions of our existing debt could result in an event of default that could enable our lenders, subject to the terms and conditions of such debt, to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Events beyond our control may affect our ability to comply with our covenants. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full.
Provisions in our indentures and other agreements could discourage an acquisition of us by a third-party.
Certain provisions of our indentures could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of certain transactions constituting a “change of control” as described in the indentures governing the 2028 Senior Notes and the 2030 Senior Notes, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase. Certain other significant agreements of ours such as the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”) also contain provisions related to a change in control that could make it more difficult or expensive for a third-party to acquire us.
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
PBF Energy has recognized, as of December 31, 2024, a total liability for the Tax Receivable Agreement of $293.6 million, of which $125.4 million was recorded as a current liability and was paid in January 2025 related to the 2023 tax year. As PBF Energy records future taxable income, increases in its Tax Receivable Agreement liability may be necessary. It is possible that future transactions or events could increase the actual tax benefits realized and the corresponding payments. Moreover, future payments under the Tax Receivable Agreement will be based on the tax reporting positions that PBF Energy determines in accordance with the Tax Receivable Agreement. Neither PBF Energy nor any of its subsidiaries will be reimbursed for any payments previously made under the Tax Receivable Agreement if the IRS subsequently disallows part or all of the tax benefits that gave rise to such prior payments.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity risk management and strategy
Our cybersecurity risk management program is managed by our current Chief Information Officer (“CIO”) who reports to our Chief Financial Officer and provides regular updates to the Board. Our CIO establishes our overall Information Technology (“IT”) security strategy, oversees our information, cyber, and technology security and manages our IT department, which includes our Cybersecurity team. His responsibilities include developing, implementing, and enforcing security policies to protect critical data. The head of our Cybersecurity team, our Director of Information Security, who reports to our CIO, runs the day-to-day management of our cybersecurity risks. Our IT department overall assists in implementing cybersecurity strategies and policies under the direction of the Cybersecurity team, as applicable.
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
To date, there have been no significant threats, including as a result of any significant cybersecurity breaches or attacks, that have materially affected our business, results of operations or financial condition. However, if we were to be subject to a material successful cyber intrusion, it could result in remediation or service restoration costs, increased cybersecurity protection costs, lost revenues, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, financial condition, results of operations and cash flows. See “Item 1A. Risk Factors−Risks Relating to Our Business and Industry−A cyber-attack on, or other failure of, our technology infrastructure could affect our business and assets, and have a material adverse effect on our financial condition, results of operations and cash flows.”
Cybersecurity governance
Our CIO assumed his position effective June 1, 2024, following the retirement of his predecessor. He previously served as the head of our Cybersecurity team. Our CIO has 28 years of experience in highly regulated industries managing information security in complex, matrixed environments. He has created and maintained enterprise-level information security programs for our Company and other US and international companies in the refining industry.
Our CIO, along with the head of our Cybersecurity team, periodically reports, no less than quarterly, to our Board and our executive officers regarding the state of our cybersecurity risk management program, including information on the status of ongoing efforts to manage and mitigate cybersecurity risks, as well as recent cybersecurity trends and events and any updates to cybersecurity matters.
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
On November 24, 2022, the Martinez refinery experienced a spent catalyst release that is currently being investigated by the BAAQMD, Contra Costa County (“CCC”), the Department of Justice and EPA, and the California Department of Fish and Game (“DFG”). To date, the BAAQMD has issued 35 NOVs, the CCC has issued two NOVs, and the DFG has made findings relating to the spent catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health (“CalOSHA”), the CCC, and the EPA. The BAAQMD also issued an NOV relating to the July 11, 2023 coke dust incident and an NOV relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident and has received inquiries or notices of investigation from the BAAQMD, CalOSHA, and the CCC. The BAAQMD additionally issued an NOV relating to the December 15, 2023 flaring incident and four NOVs relating to the December 18, 2023 brush fire incident. The DFG, the CCC, and the BAAQMD have referred their findings and/or NOVs to the CCC District Attorney for the spent catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAQMD announced a joint civil enforcement action against MRC that will include enforcement of the BAAQMD’s, the CCC’s, and the DFG’s claims from the spent catalyst incident, as well as additional enforcement claims from various incidents. For the spent catalyst, coke dust, flaring, brush fire, and other incidents, no penalties have been assessed to date by the various agencies but there have been settlement communications with the CCC District Attorney and the BAAQMD. We presently believe the outcomes will not have a material impact on our financial position, results of operations, or cash flows.
In connection with a fire that occurred at the Martinez refinery on February 1, 2025, investigations are being conducted by various regulatory agencies, including CalOSHA, BAAQMD and CCC. At this time, as the cost of repairs, the length of the shutdown and other potential liabilities, including regulatory penalties, arising from the incident are unknown, the operational and/or financial impact cannot be reasonably estimated.

On September 27, 2023, MRC received from the San Francisco Bay Regional Water Quality Control Board (“RWQCB”) an Administrative Civil Liability (“ACL”) assessment in the amount of $13.8 million for allegedly: (1) exceeding its effluent limitations and discharging to the Carquinez Strait without authorization in October 2022, January 2023, and June 2023; and (2) failing to submit Climate Change Adaptation information. On January 12, 2024, MRC met with the RWQCB to discuss its response to their ACL assessment. Based on the discussions and the information provided by MRC, the RWQCB proposed reducing the ACL assessment to approximately $4.5 million and noted that for any settlement 50% of the penalty could be in the form of Enhanced Compliance Actions (“ECAs”), Supplemental Environmental Projects (“SEPs”), or a combination of the two. On January 19, 2024, MRC agreed to accept the reduced ACL, with 50% of the approximately $4.5 million dedicated to ECAs or SEPs. MRC subsequently agreed to fund only SEPs relating to marsh restoration, regional water quality monitoring, and water quality classroom education in the Martinez, California area. The parties finalized the settlement agreement and stipulation for entry of the ACL order and on December 9, 2024, the settlement agreement and stipulation for entry of the ACL order was signed by the RWQCB’s Executive Officer. MRC has paid the penalty and funded the SEPs.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, and our subsidiaries, PBF Western Region and Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a class action and representative action complaint. The complaint was filed in the Superior Court of the State of California, County of Los Angeles and alleges negligence, strict liability, ultra-hazardous activity, a continuing private nuisance, a permanent private nuisance, a continuing public nuisance, a permanent public nuisance and trespass resulting from the February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery, which was then owned and operated by ExxonMobil. The operation of the Torrance refinery by the PBF entities subsequent to our acquisition in July 2016 is also referenced in the complaint. To the extent that plaintiffs’ claims relate to the ESP explosion, ExxonMobil retained responsibility for any liabilities that would arise from the lawsuit pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave to plaintiffs to file a Second Amended Complaint alleging groundwater contamination. With the filing of the Second Amended Complaint, plaintiffs added an additional plaintiff, Hany Youssef. On October 15, 2019, the judge granted certification to two limited classes of property owners with Youssef as the sole class representative and named plaintiff, rejecting two other proposed subclasses based on negligence and on strict liability for ultrahazardous activities. The certified subclasses relate to trespass claims for ground contamination and nuisance for air emissions. On May 5, 2021, the Court granted plaintiffs leave to amend their complaint for the third time to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ Motion to Substitute Navarro as Class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On September 22, 2022, the Ninth Circuit Court of Appeals affirmed. On February 27, 2023, the Court issued an order granting our motion for judgment on the pleadings and dismissed plaintiff’s trespass claim with prejudice and granted plaintiff leave to amend his nuisance claims in conformity with the order if he can do so consistent with Rule 11 of the Federal Rules of Civil Procedures. On March 27, 2023, plaintiff filed a Fourth Amended Complaint relating to the remaining nuisance claims. On May 23, 2023, the Court denied our motion to dismiss on the pleadings for plaintiff’s failure to establish standing to bring the nuisance claims. After completing further discovery, on August 28, 2023, we filed a Motion for Summary Judgment. On October 18, 2023, the Court issued an order granting our motion, adjudged that plaintiff take nothing, and that the action be dismissed with prejudice. The order also allows us to recover the costs of suit pursuant to a bill of costs. On October 30, 2023, plaintiff filed a notice of appeal to the Ninth Circuit regarding the Court’s order granting summary judgment. The Court has granted plaintiff extensions of approximately 90 days to file his opening brief, which was filed on May 27, 2024. After being granted a similar 90-day extension, we filed our answering brief on September 25, 2024. Plaintiff filed his reply brief on January 21, 2025. The Ninth Circuit has set oral argument on plaintiff’s appeal for March 24, 2025. We presently believe the outcome of this litigation will not have a material impact on our financial position, results of operations, or cash flows.

On August 16, 2023, in Joseph Piscitelli and Lara Zanzucchi v. Martinez Refining Company LLC, our subsidiary MRC was named as a defendant in a class action and representative action complaint which contains allegations of public and private nuisance, trespass, and negligence arising from MRC’s operations. MRC filed its answer to the complaint on October 31, 2023. The initial Court hearing to discuss discovery issues was held on January 2, 2024. At the hearing, the Court raised the issue of mediation and directed the parties to meet and confer and agree to stipulate to a mediation deadline. On January 9, 2024, the parties filed a stipulation agreeing to consider private mediation by September 20, 2024. On January 17, 2024, the Court issued a scheduling order setting the class certification hearing for April 10, 2025. On April 4, 2024, the Court granted plaintiffs’ motion for leave to file a First Amendment Complaint (the “Piscitelli FAC”) to add plaintiff Malan and dismiss plaintiff Zanzucchi, which plaintiffs filed on April 10, 2024. On the same day, the Court granted plaintiffs’ motion. MRC filed its answer to the Piscitelli FAC on April 23, 2024. On May 3, 2024, the Court denied MRC’s motion to relate this case and the Cruz case (discussed below). On June 17, 2024, the Court granted plaintiffs’ motion to dismiss plaintiff Piscitelli. On December 20, 2024, plaintiffs’ filed their motion for class certification. MRC’s opposition is due February 14, 2025. Plaintiffs’ reply is due February 21, 2025, and the motion hearing is scheduled for April 10, 2025. At the February 5, 2025 joint status conference, the Piscitelli, Cruz, and Frye judges indicated that they will be issuing an order for the parties to meet and confer on common issues and discovery coordination. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On December 15, 2023, in Alena Cruz and Shannon Payne vs. PBF Energy Inc., et. al, we and our subsidiaries PBF Western Region and MRC were named as defendants in a class action and representative action complaint filed by Alena Cruz and Shannon Payne, and on behalf of all others similarly situated. The complaint contains allegations of Clean Air Act (“CAA”) violations, claims for medical and environmental monitoring, liability for ultrahazardous activities, negligence, and public and private nuisance from MRC’s operations. The proposed class is all individuals who reside and/or work in the City of Martinez, including the surrounding communities of Alhambra Valley and Franklin Canyon, as well as El Sobrante, Hercules, Benicia, and Richmond, who have allegedly been exposed to elevated levels of spent catalyst discharged from MRC’s operations during the period November 24, 2022 to the present. On December 21, 2023, plaintiffs granted an extension until February 5, 2024 for MRC to respond to the initial complaint. On February 5, 2024, MRC filed a motion to dismiss on the pleadings. In response, on February 16, 2024, plaintiffs filed a First Amendment Complaint (the “Cruz FAC”). On February 29, 2024, MRC filed a motion to dismiss the Cruz FAC on the pleadings. Plaintiffs’ opposition was filed on March 14, 2024. MRC filed its reply to plaintiffs’ opposition on March 21, 2024. At the motion hearing on April 4, 2024, the Court granted MRC’s request to dismiss all wrongly named PBF entities and plaintiffs’ CAA and Medical Monitoring causes of action. At the following Status Conference on April 4, 2024, the Court agreed that the Cruz and Piscitelli cases should now be related. The Court ordered the Cruz and Piscitelli plaintiffs to meet and confer on a joint discovery schedule and report back to the Court by the end of April 2024. On May 3, 2024, the Piscitelli Court denied MRC’s motion to relate this case and the Piscitelli case (discussed above). On May 17, 2024, MRC filed its answer to the Cruz FAC. On June 5, 2024, the Court stayed the case, pending the outcome of the class property damage claim in the Piscitelli case. On January 22, 2025, the Court denied the motion to relate this case, Frye, Saliba, Silvestri, and Manning cases filed by the Frye, Saliba, Silvestri, and Manning plaintiffs. The motion was referred to the Frye Court to determine if the Frye, Saliba, Silvestri, and Manning cases are related. On January 23, 2025, the Court issued an order setting a joint status conference for February 5, 2025 before the Piscitelli, Cruz, and Frye Judges. At the February 5, 2025 joint status conference, the Piscitelli, Cruz, and Frye judges indicated that they will be issuing an order for the parties to meet and confer on common issues and discovery coordination. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

On July 31, 2024, in Jennifer Frye, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 18 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. On October 7, 2024, MRC filed a motion to dismiss the complaint. Also on October 7, 2024, plaintiffs filed a motion to relate the Frye case to the Piscitelli and Cruz cases. The Piscitelli Court subsequently denied the motion to relate the three cases. The motion to relate is currently pending with the Cruz Court. Plaintiffs’ opposition brief to MRC’s motion to dismiss was filed on November 11, 2024, and MRC filed its reply brief on November 22, 2024. The motion hearing scheduled for December 10, 2024 was vacated by the Court. On December 17, 2024, the Court issued its ruling partially dismissing some of plaintiffs’ claims. On January 3, 2025, Plaintiffs filed a First Amended Complaint (the “Frye FAC”). On January 17, 2025, MRC filed its answer to the Frye FAC. On January 22, 2025, the Cruz Court denied the motion to relate this case, Saliba, Silvestri, and Manning to the Cruz case and referred the matter to this Court to determine if this case, and the Saliba, Silvestri, and Manning cases are related. On January 23, 2025, the Court issued an order setting a joint status conference for February 5, 2025 before the Piscitelli, Cruz, and Frye Judges. On January 31, 2025, this Court denied the motion to relate. The motion is now referred to the Saliba Court to determine if the Saliba, Silvestri, and Manning cases are related. At the February 5, 2025 joint status conference, the Piscitelli, Cruz, and Frye judges indicated that they will be issuing an order for the parties to meet and confer on common issues and discovery coordination. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On November 22, 2024, in Alice Saliba, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 285 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. The plaintiffs are represented by the same law firm representing the Frye, Silvestri, and Manning plaintiffs. On December 9, 2024, plaintiffs’ filed a motion to relate this case to the Frye, Silvestri, Manning, and Cruz cases. On January 22, 2025, the Cruz Court denied the motion to relate and it was referred to the Frye Court. On January 31, 2025, the Frye Court denied the motion to relate. The motion is now referred to this Court to determine if this case and the Silvestri and Manning cases are related. MRC received an extension to file its answer to the complaint, and it is currently due March 14, 2025. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On November 25, 2024, in Elizabeth Silvestri, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 195 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. The plaintiffs are represented by the same law firm representing the Frye, Saliba, and Manning plaintiffs. On December 9, 2024, plaintiffs’ filed a motion to relate this case to the Frye, Silba, Manning, and Cruz cases. On January 22, 2025, the Cruz Court denied the motion to relate and it was referred to the Frye Court. On January 31, 2025, the Frye Court denied the motion to relate. The motion is now referred to the Saliba Court to determine if this case and the Saliba and Manning cases are related. MRC received an extension to file its answer to the complaint and it is currently due March 14, 2025. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.
On November 25, 2024, in Robert Manning, et al. v. Martinez Refining Company LLC, MRC was named as a defendant in a complaint filed by 204 individuals which contains allegations of negligence, public and private nuisance, premise liability, trespass, and strict liability ultrahazardous activities. The plaintiffs are represented by the same law firm representing the Frye, Saliba, and Silvestri plaintiffs. On December 9, 2024, plaintiffs’ filed a motion to relate this case to the Frye, Saliba, Silvestri, and Cruz cases. On January 22, 2025, the Cruz Court denied the motion to relate and it was referred to the Frye Court. On January 31, 2025, the Frye Court denied the motion to relate. The motion is now referred to the Saliba Court to determine if this case and the Saliba and Silvestri cases are related. MRC received an extension to file its answer to the complaint and it is currently due March 14, 2025. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

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
Holders
At February 21, 2025, 100% of our outstanding membership interests were held by PBF LLC. PBF Finance had 100 shares of common stock outstanding, all of which were held by us. None of the membership interests are publicly-traded, and none were issued or sold in 2024.
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
We made $551.0 million in distributions to PBF LLC during the year ended December 31, 2024. In addition, during the year ended December 31, 2024 PBF LLC used $119.9 million to make non-tax distributions to its members, of which $119.0 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $119.0 million to pay cash dividends of $0.25 per share of its Class A common stock on March 14, 2024, May 30, 2024 and August 29, 2024, and cash dividends of $0.275 per share on November 27, 2024.
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
In this Item 7, we discuss results for the years ended December 31, 2024 and 2023 and comparisons of the results for the years ended December 31, 2024 and 2023. Discussions of results for the year ended December 31, 2022 and comparisons of the results for the years ended December 31, 2023 and 2022 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2023.
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
•rate of inflation, including increases due to tariffs and other trade measures that may be proposed by the new presidential administration, and its impact on supply and demand, pricing, and supply chain disruption;
•the effects related to, or resulting from, geopolitical conflict around the world, including Russia's military action in Ukraine, armed hostilities in the middle east and disruptions in international shipping, resulting from attacks by armed groups on cargo ships, including the imposition of additional sanctions and export controls, the potential expansion of such conflicts to other nations or regions, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
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
•political pressure and influence of environmental groups and other stakeholders on decisions and policies related to the refining processing, and storage of crude oil and refined products, and the related adverse impacts from changes in our regulatory environment, such as the effects of compliance with AB 32 and/or ABx 2-1, or from actions taken by environmental interest groups;
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
Executive Summary
Our business operations are conducted by our subsidiaries. We own and operate six domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. Our refineries have a combined processing capacity, known as throughput, of approximately 1,000,000 bpd, and a weighted-average Nelson Complexity Index of 12.8 based on current operating conditions. The complexity and throughput capacity of our refineries are subject to change dependent upon configuration changes we make to respond to market conditions, as well as a result of investments made to improve our facilities and maintain compliance with environmental and governmental regulations. Our six refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and represent one reportable segment.
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
There were $200.0 million outstanding borrowings under the Revolving Credit Facility as of December 31, 2024. There were no outstanding borrowings as of December 31, 2023.
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
Catalyst Financing Obligations
During the year ended December 31, 2023, we settled our last remaining outstanding precious metal financing arrangement, which represented a reduction of debt of approximately $3.1 million. During the year ended December 31, 2022, we settled certain of our precious metals financing arrangements, resulting in reductions of debt of approximately $56.2 million.
Refer to “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements, for further information.
Inventory Intermediation Agreement
Prior to 2023, PBF Holding and its subsidiaries, DCR, PRC, and Chalmette Refining (collectively, the “PBF Entities”), entered into the third amended and restated inventory intermediation agreement (the “Inventory Intermediation Agreement”) with J. Aron. Pursuant to the Inventory Intermediation Agreement, J. Aron purchased and held title to certain crude oil, intermediates, and finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and at the election of the PBF Entities, the Chalmette refinery) (the “Refineries”) and delivered into the storage tanks at the Refineries (the “Storage Tanks”). The J. Aron Products were sold back to us as the J. Aron Products were discharged out of the Storage Tanks.
On June 28, 2023, the PBF Entities entered into an amendment to the Inventory Intermediation Agreement to amend certain provisions in order to allow for the early termination of the Inventory Intermediation Agreement effective as of July 31, 2023. In conjunction with this early termination, we made a payment of $268.0 million for the inventory previously held by J. Aron, inclusive of $13.5 million of related costs associated with exiting the agreement.
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
Renewable Fuel Standard
We are subject to obligations to purchase RINs required to comply with RFS. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We incurred approximately $515.3 million in RINs costs during the year ended December 31, 2024 as compared to $762.3 million and $1,225.5 million during the years ended December 31, 2023 and 2022, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and changes in our production of on-road transportation fuels. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
Agreements with PBFX and SBR
We and our subsidiaries have entered into a series of agreements with PBFX, including contribution, commercial and operational agreements. We and our subsidiaries have entered into various agreements with SBR, primarily related to the sale and purchase of environmental credits and hydrocarbon products.
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
East Coast Refining System (Delaware City and Paulsboro Refineries). The benchmark refining margin for the East Coast Refining System is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. The East Coast Refining System has a product slate of approximately 35% gasoline, 36% distillate, 2% high-value Group I lubricants, 1% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (3% LPGs, 18% black oil and 5% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of East Coast refining revenues are generated off NYH-based market prices.
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
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of CBOB and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 54% gasoline, 37% distillate, 4% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (3% LPGs and 2% black oil). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
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
Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of LLS crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 42% gasoline and 35% distillate, 1% high-value petrochemicals with the remaining portion of the product slate comprised of lower-value products (9% black oil, 5% LPGs, and 8% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
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

Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of ANS crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (“CARBOB”), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 59% gasoline and 26% distillate with the remaining portion of the product slate comprised of lower-value products (3% LPG, 2% black oil and 10% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
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
Martinez Refinery. The benchmark refining margin for the Martinez refinery is calculated by assuming that three barrels of ANS crude oil are converted into two barrels of gasoline, one-quarter barrel of diesel and three-quarter barrel of jet fuel. We calculate this benchmark using the West Coast San Francisco market value of CARBOB, CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 3-2-1 benchmark refining margin. Our Martinez refinery has a product slate of approximately 58% gasoline and 31% distillate with the remaining portion of the product slate comprised of lower-value products (4% LPG, 3% black oil petroleum coke and 4% other). For this reason, we believe the ANS (West Coast) 3-2-1 is an appropriate benchmark industry refining margin. The majority of Martinez revenues are generated off West Coast San Francisco-based market prices.
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

Results of Operations
The following tables reflect our consolidated financial and operating highlights for the years ended December 31, 2024, 2023 and 2022 (amounts in millions, unless otherwise noted).

	Year Ended December 31,
	2024	2023	2022
Revenues	$33,077.9	$38,288.5	$46,780.6
Cost and expenses:
Cost of products and other	30,590.3	33,000.8	39,350.7
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,487.8	2,581.3	2,495.6
Depreciation and amortization expense	578.4	523.9	466.9
Cost of sales	33,656.5	36,106.0	42,313.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	250.5	350.2	438.5
Depreciation and amortization expense	7.1	8.5	7.5
Change in fair value of contingent consideration, net	(3.3)	(45.8)	48.1
Loss (gain) on sale of assets	0.4	(1.3)	0.9
Total cost and expenses	33,911.2	36,417.6	42,808.2
Income (loss) from operations	(833.3)	1,870.9	3,972.4
Other income (expense):
Interest expense (net of interest income of $49.2, $71.6, and $19.8, respectively)	(70.7)	(61.3)	(206.9)
Change in fair value of catalyst obligations	—	1.1	(2.0)
Loss on extinguishment of debt	—	(5.7)	(66.1)
Other non-service components of net periodic benefit cost	2.4	0.7	8.8
Income (loss) before income taxes	(901.6)	1,805.7	3,706.2
Income tax (benefit) expense	(5.7)	1.9	(2.7)
Net income (loss)	(895.9)	1,803.8	3,708.9
Less: net income (loss) attributable to noncontrolling interests	(0.4)	0.9	(1.4)
Net income (loss) attributable to PBF Holding Company LLC	$(895.5)	$1,802.9	$3,710.3
Consolidated gross margin	$(578.6)	$2,182.5	$4,467.4
Gross refining margin (1)	$2,487.6	$5,287.7	$7,429.9
 ——————————
(1)See Non-GAAP Financial Measures.

Operating Highlights

	Year Ended December 31,
	2024	2023	2022
Key Operating Information
Production (bpd in thousands)	913.1	918.3	937.1
Crude oil and feedstocks throughput (bpd in thousands)	904.0	909.4	925.1
Total crude oil and feedstocks throughput (millions of barrels)	330.9	329.0	337.7
Consolidated gross margin per barrel of throughput	$(1.76)	$6.63	$13.23
Gross refining margin, excluding special items, per barrel of throughput (1)	$7.89	$16.07	$22.00
Refinery operating expense, per barrel of throughput	$7.52	$7.85	$7.39

Crude and feedstocks (% of total throughput) (2)
Heavy	31%	27%	32%
Medium	38%	35%	36%
Light	17%	20%	18%
Other feedstocks and blends	14%	18%	14%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	47%	47%	47%
Distillates and distillate blendstocks	34%	34%	35%
Lubes	1%	1%	1%
Chemicals	1%	1%	1%
Other	18%	18%	17%
Total yield	101%	101%	101%
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

	Year Ended December 31,
	2024	2023	2022
	(dollars per barrel, except as noted)
Dated Brent crude oil	$80.72	$82.64	$101.27
West Texas Intermediate (WTI) crude oil	$75.87	$77.67	$94.58
Light Louisiana Sweet (LLS) crude oil	$78.33	$80.14	$96.81
Alaska North Slope (ANS) crude oil	$80.24	$82.36	$98.76
Crack Spreads
Dated Brent (NYH) 2-1-1	$18.24	$29.67	$40.26
WTI (Chicago) 4-3-1	$16.27	$23.71	$31.56
LLS (Gulf Coast) 2-1-1	$18.21	$29.13	$37.56
ANS (West Coast-LA) 4-3-1	$23.36	$36.88	$41.64
ANS (West Coast-SF) 3-2-1	$24.62	$36.89	$41.89
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.84	$4.97	$6.68
Dated Brent less Maya (heavy, sour)	$12.31	$13.71	$13.95
Dated Brent less WTS (sour)	$4.85	$4.99	$6.98
Dated Brent less ASCI (sour)	$5.23	$5.73	$9.68
WTI less WCS (heavy, sour)	$14.82	$18.32	$21.30
WTI less Bakken (light, sweet)	$1.39	$(1.28)	$(4.05)
WTI less Syncrude (light, sweet)	$0.75	$(0.91)	$(3.04)
WTI less LLS (light, sweet)	$(2.45)	$(2.48)	$(2.22)
WTI less ANS (light, sweet)	$(4.36)	$(4.70)	$(4.17)
Effective RIN basket price	$3.75	$7.02	$7.66
Natural gas (dollars per MMBTU)	$2.41	$2.66	$6.54
2024 Compared to 2023
Overview— Our net loss was $(895.9) million for the year ended December 31, 2024 compared to net income of $1,803.8 million for the year ended December 31, 2023.
Our results for the year ended December 31, 2024 were negatively impacted by a special item consisting of a LIFO inventory decrement of $124.5 million, partially offset by a change in fair value of contingent consideration related to changes in our earn-out obligation associated with the acquisition of the Martinez refinery and logistic assets (the “Martinez Contingent Consideration”) of $3.3 million. Our results for the year ended December 31, 2023 were positively impacted by special items consisting of a change in fair value of the Martinez Contingent Consideration of $45.8 million and a gain on the sale of a parcel of land at our Torrance refinery of $1.7 million, partially offset by $5.7 million loss on the extinguishment of debt related to the redemption of the 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility, and exit costs associated with the early termination of the Inventory Intermediation Agreement of $13.5 million.

Excluding the impact of these special items, when comparing our results to the year ended December 31, 2023, we experienced an overall decrease in our refining margins due to unfavorable movements in crack spreads and crude oil differentials sold at the majority of our refineries. In addition, the planned and unplanned maintenance experienced at our West Coast refineries during the fourth quarter of 2023 extended into the first half of 2024. These decreasing metrics combined with the timing of our maintenance activities have negatively impacted our revenues, gross margin, and operating income in comparison to the prior year.
Revenues— Revenues totaled $33.1 billion for the year ended December 31, 2024 compared to $38.3 billion for the year ended December 31, 2023, a decrease of approximately $5.2 billion or 13.6%. Revenues per barrel sold were $90.37 and $100.75 for the years ended December 31, 2024 and 2023, respectively, a decrease of 10.3% directly related to lower hydrocarbon commodity prices. For the year ended December 31, 2024, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 305,200 bpd, 140,700 bpd, 162,200 bpd and 295,900 bpd, respectively. For the year ended December 31, 2023, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 327,600 bpd, 136,400 bpd, 174,200 bpd and 271,200 bpd, respectively. For the year ended December 31, 2024, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 347,700 bpd, 148,500 bpd, 158,700 bpd and 345,300 bpd, respectively. For the year ended December 31, 2023, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 373,700 bpd, 148,700 bpd, 187,300 bpd and 340,800 bpd, respectively.
Overall average throughput rates at our refineries were slightly lower in the year ended December 31, 2024 due to increased maintenance activity and lower demand compared to the same period in 2023. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated gross margin— Consolidated gross margin totaled $(578.6) million for the year ended December 31, 2024, compared to $2,182.5 million for the year ended December 31, 2023, a decrease of $2,761.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,487.6 million, or $7.51 per barrel of throughput, for the year ended December 31, 2024 compared to $5,287.7 million, or $16.07 per barrel of throughput, for the year ended December 31, 2023, a decrease of approximately $2,800.1 million. Gross refining margin excluding special items totaled $2,612.1 million, or $7.89 per barrel of throughput, for the year ended December 31, 2024 compared to $5,287.7 million, or $16.07 per barrel of throughput, for the year ended December 31, 2023, a decrease of $2,675.6 million. Consolidated gross margin and gross refining margin decreased due to unfavorable movements in crack spreads and crude oil differentials at the majority of our refineries.
Consolidated gross margin and gross refining margin were negatively impacted in the current year by a LIFO inventory decrement charge of $124.5 million mainly related to our East Coast and Gulf Coast LIFO inventory layers. During the year ended December 31, 2023, our margin calculations were not impacted by special items.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $515.3 million for the year ended December 31, 2024 compared to $762.3 million for the year ended December 31, 2023.
Average industry margins were unfavorable during the year ended December 31, 2024 in comparison to the prior year, primarily due to decreased refining margins as a result of unfavorable movements in crack spreads and crude oil differentials at the majority of our refineries.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $18.24 per barrel, or 38.5% lower, in the year ended December 31, 2024, as compared to $29.67 per barrel in the same period in 2023. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened WTI/Bakken differential, which increased by $2.67 per barrel, offset by weakened Dated Brent/Maya differential, which decreased by $1.40 per barrel compared to the same period in 2023. Additionally, the WTI/WCS differential decreased to $14.82 per barrel in 2024 compared to $18.32 per barrel in 2023, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $16.27 per barrel, or 31.4% lower, in the year ended December 31, 2024, as compared to $23.71 per barrel in the prior year. Our margins were positively impacted from our refinery specific slate in the Mid-Continent by an increasing WTI/Bakken differential, which averaged a discount of $1.39 per barrel in the year ended December 31, 2024, as compared to a premium of $1.28 per barrel in the prior year. Additionally, the WTI/Syncrude differential averaged a discount of $0.75 per barrel for the year ended December 31, 2024 as compared to a premium of $0.91 per barrel in the prior year.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $18.21 per barrel, or 37.5% lower, in the year ended December 31, 2024 as compared to $29.13 per barrel in the prior year. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthening WTI/LLS differential, which averaged a premium of $2.45 per barrel for the year ended December 31, 2024 as compared to a premium of $2.48 per barrel in the prior year.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $23.36 per barrel, or 36.7% lower, in the year ended December 31, 2024 as compared to $36.88 per barrel in the prior year. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $24.62 per barrel, or 33.3% lower, in the year ended December 31, 2024 as compared to $36.89 per barrel in the prior year. Our margins on the West Coast were positively impacted from our refinery specific slate by a strengthening WTI/ANS differential, which averaged a premium of $4.36 per barrel for the year ended December 31, 2024 as compared to a premium of $4.70 per barrel in the prior year.
Operating expenses— Operating expenses totaled $2,487.8 million, or $7.52 per barrel of throughput, for the year ended December 31, 2024 compared to $2,581.3 million, or $7.85 per barrel of throughput, for the year ended December 31, 2023, a decrease of $93.5 million, or 3.6%. The decrease in operating expenses was mainly attributable to lower maintenance and lower energy costs due to a decrease in overall natural gas prices and electricity.
General and administrative expenses— General and administrative expenses totaled $250.5 million for the year ended December 31, 2024, compared to $350.2 million for the year ended December 31, 2023, a decrease of $99.7 million or 28.5%. The decrease in general and administrative expenses in comparison to the year 2023 was due to lower employee-related expenses, including incentive compensation. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Loss (gain) on sale of assets— There was a net loss of $0.4 million for the year ended December 31, 2024 related primarily to the sale of non-operating refinery assets. There was a net gain of $1.3 million for the year ended December 31, 2023 related primarily to the sale of a parcel of land at our Torrance refinery.
Depreciation and amortization expense— Depreciation and amortization expense totaled $585.5 million for the year ended December 31, 2024 (including $578.4 million recorded within Cost of sales) compared to $532.4 million for the year ended December 31, 2023 (including $523.9 million recorded within Cost of sales), an increase of $53.1 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the end of the prior year.

Change in fair value of contingent consideration, net— Change in fair value of contingent consideration represented a gain of $3.3 million and $45.8 million for the years ended December 31, 2024 and December 31, 2023, respectively. These gains were related to changes in the estimated fair value of the Martinez Contingent Consideration.
Change in fair value of catalyst obligations— Change in fair value of catalyst obligations represented a gain of $1.1 million for the year ended December 31, 2023. This gain related to the change in fair value of the precious metals underlying the sale and leaseback of our refineries’ precious metal catalysts, which we were obligated to repurchase at fair market value upon lease termination. During 2023, we settled our remaining outstanding precious metal financing arrangement.
Loss on extinguishment of debt— There was a loss on extinguishment of debt of $5.7 million in the year ended December 31, 2023, related to the redemption of the 2025 Senior Notes and the amendment and restatement of the Revolving Credit Agreement.
Interest expense, net— Interest expense, net totaled $70.7 million for the year ended December 31, 2024, compared to $61.3 million for the year ended December 31, 2023, an increase of $9.4 million. The net increase is mainly attributable to lower interest income earned during the year ended December 31, 2024 driven by lower interest rates in comparison to the prior year, as well as higher outstanding borrowings on our Revolving Credit Facility, partially offset by lower interest expense due to the redemption of the 2025 Senior Notes in the third quarter of 2023, and the issuance of our 2030 Senior Notes during the third quarter of 2023 at a reduced principal amount. For the year ended December 31, 2024, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income tax (benefit) expense— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the years ended December 31, 2024 and 2023, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of our Chalmette refinery and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. Income tax benefit of $5.7 million was recorded for the year ended December 31, 2024 in comparison to an income tax expense of $1.9 million recorded for the year ended December 31, 2023, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include gross refining margin excluding special items, and EBITDA excluding special items. Special items for the periods presented relate to a LIFO inventory decrement, net changes in fair value of contingent consideration, loss on extinguishment of debt and termination of the Inventory Intermediation Agreement, and gain on land sales. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

Gross Refining Margin and Gross Refining Margin Excluding Special Items
Gross refining margin is defined as consolidated gross margin excluding refining depreciation and refining operating expense. We believe both gross refining margin and gross refining margin excluding special items are important measures of operating performance and provide useful information to investors because they are helpful metric comparisons to the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refining operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenues less cost of products and other) to industry refining margin benchmarks and crude oil prices as defined in the table below.
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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Year Ended December 31,
	2024		2023		2022
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$33,077.9	$99.96	$38,288.5	$116.37	$46,780.6	$138.55
Less: Cost of sales	33,656.5	101.72	36,106.0	109.74	42,313.2	125.32
Consolidated gross margin	$(578.6)	$(1.76)	$2,182.5	$6.63	$4,467.4	$13.23
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$(578.6)	$(1.76)	$2,182.5	$6.63	$4,467.4	$13.23
Add: Refining operating expenses	2,487.8	7.52	2,581.3	7.85	2,495.6	7.39
Add: Refining depreciation expense	578.4	1.75	523.9	1.59	466.9	1.38
Gross refining margin	$2,487.6	$7.51	$5,287.7	$16.07	$7,429.9	$22.00
Special Items: (1)
Add: LIFO inventory decrement	124.5	0.38	—	—	—	—
Gross refining margin excluding special items	$2,612.1	$7.89	$5,287.7	$16.07	$7,429.9	$22.00
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, change in the fair value of catalyst obligations, LIFO inventory decrement, net change in the fair value of contingent consideration, loss on extinguishment of debt, gain on land sales, and certain other non-cash items.
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(895.9)	$1,803.8	$3,708.9
Add: Depreciation and amortization expense	585.5	532.4	474.4
Add: Interest expense, net	70.7	61.3	206.9
Add: Income tax (benefit) expense	(5.7)	1.9	(2.7)
EBITDA	$(245.4)	$2,399.4	$4,387.5
Special Items: (1)
Add: LIFO inventory decrement	124.5	—	—
Add: Change in fair value of contingent consideration, net	(3.3)	(45.8)	48.1
Add: Loss on extinguishment of debt	—	5.7	66.1
Add: Gain on land sales	—	(1.7)	—
EBITDA excluding special items	$(124.2)	$2,357.6	$4,501.7

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$(245.4)	$2,399.4	$4,387.5
Add: Stock based compensation	44.3	51.5	44.1
Add: Change in fair value of catalyst obligations	—	(1.1)	2.0
Special Items: (1)
Add: LIFO inventory decrement	124.5	—	—
Add: Change in fair value of contingent consideration, net	(3.3)	(45.8)	48.1
Add: Loss on extinguishment of debt	—	5.7	66.1
Add: Gain on land sales	—	(1.7)	—
Adjusted EBITDA	$(79.9)	$2,408.0	$4,547.8
——————————
See Notes to Non-GAAP Financial Measures.

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:
(1)    Special items:
LIFO inventory decrement - The Company recorded a pre-tax charge to cost of products and other related to a LIFO inventory layer decrement. The majority of the decrement related to our East Coast and Gulf Coast LIFO inventory layers. These charges decreased both income from operations and net income by $124.5 million and $92.1 million, respectively, for the year ended December 31, 2024. Decrements recorded in the years ended December 31, 2023 and December 31, 2022 were de minimis.
Change in fair value of contingent consideration, net - During the year ended December 31, 2024, we recorded a net change in fair value of the Martinez Contingent Consideration, which increased both income from operations and net income by $3.3 million. During the year ended December 31, 2023, we recorded a net change in fair value of the Martinez Contingent Consideration, which increased both income from operations and net income by $45.8 million. During the year ended December 31, 2022, we recorded a net change in fair value of the Martinez Contingent Consideration, offset by the recognition of contingent assets associated with the acquisition. These changes in estimate decreased both income from operations and net income by $48.1 million.
Loss on extinguishment of debt - During the year ended December 31, 2023, we recorded a loss on extinguishment of debt related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility, which decreased both income before income taxes and net income by $5.7 million. During the year ended December 31, 2022, we recorded a loss on extinguishment of debt related to the redemption of the 2025 Senior Secured Notes, partially offset by the gain recognized on the repurchase of a portion of each of the 2028 Senior Notes and the 2025 Senior Notes, which decreased both income before income taxes and net income by $66.1 million. There were no such losses in 2024.
Gain on land sales - During the year ended December 31, 2023, we recorded a gain on the sale of a separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased both income from operations and net income by $1.7 million. There were no such gains in any other periods presented.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future distributions and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. As of December 31, 2024, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $136.8 million for the year ended December 31, 2024 compared to net cash provided by operating activities of $1,478.0 million for the year ended December 31, 2023. Our operating cash flows for the year ended December 31, 2024 included our net loss of $895.9 million, deferred income taxes of $5.9 million, and a net change in the fair value of contingent consideration of $3.3 million, partially offset by depreciation and amortization of $600.7 million, pension and other post-retirement benefit costs of $51.9 million, stock-based compensation of $44.3 million, and gain on sale of assets of $0.4 million. In addition, net changes in operating assets and liabilities reflected cash proceeds of $71.0 million, driven by the timing of inventory purchases and accounts receivables.
Our operating cash flows for the year ended December 31, 2023 included our net income of $1,803.8 million, depreciation and amortization of $551.6 million, stock-based compensation of $51.5 million, pension and other post-retirement benefit costs of $47.9 million, loss on extinguishment of debt primarily related to the redemption of our 2025 Senior Secured Notes and the amendment and restatement of the Revolving Credit Facility of $5.7 million, and deferred income tax benefit of $3.7 million, partially offset by net change in the fair value of the Martinez Contingent Consideration of $45.8 million, gain on sale of assets of $1.3 million, and changes in the fair value of our catalyst obligations of $1.1 million. In addition, net changes in operating assets and liabilities reflecting uses of cash of $938.0 million, driven by inventory purchases and payments for accrued expenses. The change in accrued expenses was due primarily to a decrease in renewable energy credit and emissions obligations, as a result of a decrease in our unfunded RINs obligation.
Net cash provided by operating activities was $1,478.0 million for the year ended December 31, 2023 compared to net cash provided by operating activities of $4,696.2 million for the year ended December 31, 2022. Our operating cash flows for the year ended December 31, 2022 included our net income of $3,708.9 million and net changes in operating assets and liabilities reflecting cash proceeds of $291.5 million, primarily driven by timing of payments for accrued expenses. Change in accrued expenses was due primarily to an increase in renewable energy credit and emissions obligation, as a result of an increase in our unfunded RINs obligations as of December 31, 2022. Our overall increase in cash provided by operating activities also included depreciation and amortization of $495.6 million, loss on extinguishment of debt primarily related to the redemption of our 2025 Senior Secured Notes of $66.1 million, net change in the fair value of contingent consideration of $48.1 million, pension and other post-retirement benefits costs of $47.6 million, stock-based compensation of $44.1 million, change in the fair value of our catalyst obligations of $2.0 million, and loss on sale of assets of $0.9 million, partially offset by a non-cash charges related to the change in the fair value of our inventory repurchase obligations of $5.4 million and deferred income taxes of $3.2 million.

Cash Flows from Investing Activities
Net cash used in investing activities was $1,001.8 million for the year ended December 31, 2024 compared to $1,157.3 million for the year ended December 31, 2023. The net cash flows used in investing activities for the year ended December 31, 2024 was comprised of expenditures for refinery turnarounds of $576.7 million, capital expenditures totaling $384.4 million, and expenditures for other assets of $40.7 million. Net cash used in investing activities for the year ended December 31, 2023 was comprised of capital expenditures totaling $647.7 million, expenditures for refinery turnarounds of $473.5 million and expenditures for other assets of $40.5 million, partially offset by proceeds from the sale of assets of $4.4 million.
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
Cash Flows from Financing Activities
Net cash used in financing activities was $107.0 million for the year ended December 31, 2024 compared to net cash used in financing activities of $713.8 million for the year ended December 31, 2023. For the year ended December 31, 2024, net cash used in financing activities consisted primarily of distributions to members of $551.0 million, payments of insurance premium financing of $111.9 million, payments on finance leases of $12.2 million, and deferred financing costs and other costs of $0.1 million, partially offset by contributions from PBF LLC of $245.0 million, cash proceeds from the Revolving Credit Facility of $200.0 million, and proceeds from insurance premium financing of $123.2 million. For the year ended December 31, 2023, net cash used in financing activities consisted of distributions to members of $1,583.7 million, redemption of the 2025 Senior Notes of $666.2 million, payments related to the Martinez Contingent Consideration of $80.1 million, deferred financing costs and other costs of $35.8 million, payments on finance leases of $14.1 million, and settlement of the final precious metal catalyst obligation of $3.1 million, partially offset by contributions from PBF LLC of $1,159.6 million, cash proceeds of $496.6 million from the issuance of the 2030 Senior Notes, and proceeds from insurance premium financing of $13.0 million.
Net cash used in financing activities was $713.8 million for the year ended December 31, 2023 compared to net cash used in financing activities of $2,845.0 million for the year ended December 31, 2022. For the year ended December 31, 2022, net cash used in financing activities consisted of the redemption of the 2025 Senior Secured Notes of $1,307.4 million, net repayments on the Revolving Credit Facility of $900.0 million, distributions to members of $571.4 million, net settlements of precious metal catalyst obligations of $56.2 million, deferred financing costs and other of $31.3 million, $25.9 million related to the repurchase of the principal amount outstanding of the 2028 Senior Notes and the 2025 Senior Notes, excluding accrued interest, and payments on finance leases of $11.3 million, partially offset by proceeds from contributions from PBF LLC of $56.4 million and proceeds from insurance premium financing of $2.1 million.

Capitalization
Our capital structure was comprised of the following as of December 31, 2024 (in millions):

December 31, 2024
Debt: (1)
2028 Senior Notes	$801.6
2030 Senior Notes	500.0
Revolving Credit Facility	200.0
Total debt	$1,501.6
Unamortized deferred financing costs	(41.6)
Unamortized discount	(2.7)
Total debt, net of unamortized deferred financing costs and discount	$1,457.3
Total Equity	4,991.9
Total Capitalization (2)	$6,449.2
Total Debt to Capitalization Ratio	23%
____________________________
(1) Refer to “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(2) Total Capitalization refers to the sum of debt plus total equity.
Revolving Credit Facility Overview
One of our primary sources of liquidity is our available borrowing capacity under our Revolving Credit Facility, which had the following available capacity as of December 31, 2024 (in millions):

	Total Commitment	Amount Borrowed as of December 31, 2024	Outstanding Letters of Credit	Borrowing Base Availability	Expiration Date
Revolving Credit Facility (a)	$3,500.0	$200.0	$128.3	$2,385.4	August 2028
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
Additional Information on Indebtedness
Our debt, including our Revolving Credit Facility and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. We are in compliance as of December 31, 2024 with all covenants, including financial covenants, in all of our debt agreements. For further discussion of our indebtedness and these covenants and restrictions, see “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.

Liquidity
As of December 31, 2024, our operational liquidity was approximately $2.4 billion (as compared to more than $4.6 billion as of December 31, 2023), which consists of approximately $0.5 billion of cash and more than $1.9 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2024, there are no assurances in the future that we will be able to meet these incurrence covenants at the time we are required to do so. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may make future distributions, make acquisitions or investments, repurchase our outstanding debt or incur new liens.
Working Capital
Our working capital at December 31, 2024 was approximately $808.6 million, consisting of $4,432.9 million in total current assets and $3,624.3 million in total current liabilities. Our working capital at December 31, 2023 was $2,184.0 million, consisting of $6,480.3 million in total current assets and $4,296.3 million in total current liabilities.
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
Capital Spending
Capital spending was $1,001.8 million for the year ended December 31, 2024 and was primarily comprised of annual maintenance and turnaround costs at our East Coast, Mid-Continent and West Coast refineries. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries. We currently expect to spend an aggregate of approximately $850.0 million to $900.0 million in 2025 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.

Material Cash Requirements
Our material cash requirements include the following known contractual and other obligations as of December 31, 2024 that are expected to be paid within the next year and thereafter (in millions).

	Payments Due by Period
	Short-Term	Long-Term	Total
Credit facilities and debt (a)	$—	$1,501.6	$1,501.6
Interest payments on credit facilities and debt	108.9	374.2	483.1
Leases and other rental-related commitments (b)	522.2	1,966.9	2,489.1
Purchase obligations (c)	4,712.0	1,097.2	5,809.2
Minimum volume commitments with PBFX (d)	111.7	0.2	111.9
Construction obligations	81.9	—	81.9
Environmental obligations (e)	9.1	153.6	162.7
Pension and post-retirement obligations (f)	37.4	409.4	446.8
Total material cash requirements	$5,583.2	$5,503.1	$11,086.3
(a) Credit facilities and debt
Credit facilities and debt represent the repayment of indebtedness incurred in connection with the 2030 Senior Notes, 2028 Senior Notes and the Revolving Credit Facility; we have no debt maturing before 2028.
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

Supplemental Guarantor Financial Information
As of December 31, 2024, PBF Services, DCR, PBF Power, PRC, Toledo Refining, Chalmette Refining, PBF Western Region, Torrance Refining, MRC, PBF International Inc. and PBF Investments are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2028 Senior Notes and 2030 Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated January 24, 2020 and August 21, 2023 among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd., PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins, T&M, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2028 Senior Notes and 2030 Senior Notes. The 2028 Senior Notes and 2030 Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.
The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	December 31, 2024	December 31, 2023
ASSETS
Current Assets (1)	$4,229.6	$6,263.0
Non-Current Assets	6,436.1	6,074.0
Due from non-guarantor subsidiaries	24,284.2	21,756.8
LIABILITIES AND EQUITY
Current liabilities (1)	$3,385.1	$4,078.1
Long-term liabilities	2,498.7	2,342.8
Due to non-guarantor subsidiaries	24,216.0	21,692.6
_____________________________
(1) Includes $25.0 million and $87.4 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX and SBR as of December 31, 2024. Includes $27.3 million and $72.0 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX and SBR as of December 31, 2023. Refer to “Note 9 - Related Party Transactions” of the Notes to Consolidated Financial Statements for further disclosures.

Summarized Statements of Operations (in millions)	December 31, 2024	December 31, 2023
Revenues	$32,759.0	$37,921.1
Cost of sales	30,862.4	33,590.3
Gross margin	1,896.6	4,330.8
Income (loss) from operations	1,646.0	4,015.9

Net income (loss)	1,540.6	3,952.4
Net income (loss) attributable to PBF Holding Company LLC	$1,541.0	$3,951.5

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$2,458.2	$2,189.1
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	21.7	40.7
Affiliate revenues related to transactions with PBFX (1)	14.5	16.6
Affiliate expenses related to transactions with PBFX (1)	(349.4)	(347.8)
________________________________________________
(1) Refer to “Note 9 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.
Affiliate revenues and expenses related to transactions with SBR totaled $214.1 million and $327.6 million, respectively, for the year ended December 31, 2024.

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
At December 31, 2024 and December 31, 2023, we had gross open commodity derivative contracts representing 18.6 million barrels and 29.1 million barrels, respectively, with an unrealized net gain of $2.0 million and net gain of $33.2 million, respectively. The open commodity derivative contracts as of December 31, 2024 expire at various times during 2025.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 30.2 million barrels and 36.2 million barrels at December 31, 2024 and December 31, 2023, respectively. The average cost of our hydrocarbon inventories was approximately $80.46 and $83.64 per barrel on a LIFO basis at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At December 31, 2024, we had a $200.0 million outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.8 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Concentration Risk
For the years ended December 31, 2024 and December 31, 2023, only one customer, Shell, accounted for 10% or more of our revenues (approximately 13% and 14%, respectively).
As of December 31, 2024 and December 31, 2023, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 18% and 19%, respectively).
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We conducted evaluations, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon these evaluations as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2024, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as permitted by Item 308(b) of Regulation S-K for non-accelerated filers.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Explanatory Note:
We are a limited liability company wholly-owned and controlled by PBF LLC. PBF Energy is the sole managing member of PBF LLC. Our directors and executive officers are the executive officers of PBF Energy. The compensation paid to these executive officers is for services provided to both entities (i.e., they are not separately compensated for their services as an officer or director of PBF Holding). PBF Holding does not file a proxy statement. If the information were required it would be identical (other than as expressly set forth below) to the information contained in Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K of PBF Energy that will appear in the Proxy Statement of PBF Energy furnished to its stockholders in connection with its 2025 Annual Meeting. Such information is incorporated by reference in this Annual Report on Form 10-K.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Directors and Executive Officers
The following is a list of our directors and executive officers as of February 25, 2025:

Name	Age (as of December 31, 2024)	Position
Thomas Nimbley	73	Executive Chairman, Chairman of the Board
Matthew Lucey	51	President, Chief Executive Officer
Karen B. Davis	68	Senior Vice President, Chief Financial Officer
Paul Davis	62	Senior Vice President, Supply, Trading and Optimization
Thomas O’Connor	52	Senior Vice President, Commodity Risk and Strategy
Trecia Canty	55	Senior Vice President, General Counsel & Corporate Secretary
Michael A. Bukowski	55	Senior Vice President, Head of Refining
Wendy Ho Tai	58	Senior Vice President, Human Resources
Jim Fedena	60	Senior Vice President, Logistics, Renewable Fuels, and Strategic Assets
Messrs. Nimbley and Lucey and Ms. Canty serve as the sole directors of PBF Holding and PBF Finance. We believe that each of their experience as executive officers of PBF Holding make them qualified to serve as its directors.
Thomas J. Nimbley has served as Chairman of the Board since June 30, 2016 and Executive Chairman since July 1, 2023. He previously served as PBF Energy’s Chief Executive Officer from June 2010 through June 2023 and was our Executive Vice President, Chief Operating Officer from April 2010 through June 2010. Mr. Nimbley also serves as a director and the Executive Chairman of certain of our subsidiaries and our affiliates. Prior to joining us, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips Petroleum Company (“Phillips”) and, subsequently, Senior Vice President and head of Refining for ConocoPhillips’ (“ConocoPhillips”) domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco Corporation (“Tosco”) in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.

Matthew C. Lucey has served as our and PBF Energy’s President since January 2015 and Chief Executive Officer and a member of our Board of Directors since July 1, 2023. Mr. Lucey is also a director and the Chief Executive Officer of certain of our subsidiaries. Mr. Lucey previously served as our Executive Vice President from April 2014 to December 2014 and served as our Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as our Vice President, Finance in April 2008. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
Karen B. Davis has served as our Senior Vice President, Chief Financial Officer since February 20, 2023 and has been serving as our Principal Accounting Officer since May 11, 2023. She served as interim Chief Financial Officer from January 1, 2023 to February 19, 2023. Ms. Davis is also a director and the Chief Financial Officer of certain of our subsidiaries. Ms. Davis previously served as Executive Vice President and Chief Financial Officer of Western Refining, Inc. and its affiliated entities, Western Refining Logistics LP and Northern Tier Energy, LP through May 2017. During her career, she has served in various chief financial officer and financial reporting officer positions with various public and private companies throughout the United States. Ms. Davis served as an independent director of PBF Energy from January 1, 2020 to December 31, 2022 and the Chairperson of the Audit Committee from October 1, 2020 to December 31, 2022. From 2017 through 2019, she served as an independent director of PBFX GP, where she was a member of the Audit and the Conflicts Committees.
T. Paul Davis has served as our Senior Vice President, Supply, Trading and Optimization since April 2022. He previously served as PBF Energy’s President, PBF Western Region from September 2017 to April 2022. Mr. Davis joined us in April 2012 and held various executive roles in our commercial operations, including Co-Head of Commercial, prior to serving as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined products, as well as optimization roles within refineries.
Thomas O’Connor has served as our and PBF Energy’s Senior Vice President, Commodity Risk and Strategy since April 2022. He previously served as PBF Energy’s Senior Vice President, Commercial from September 2015 to April 2022. Mr. O’Connor joined us and PBF Energy as Senior Vice President in September 2014 with responsibility for business development and growing the business of PBFX, and from January to September 2015, served as our Co-Head of commercial activities. Prior to joining us, Mr. O’Connor worked at Morgan Stanley since 2000 in various positions, most recently as a Managing Director and Global Head of Crude Oil Trading and Global Co-Head of Oil Flow Trading. Prior to joining Morgan Stanley, Mr. O’Connor worked for Tosco from 1995 to 2000 in the Atlantic Basin Fuel Oil and Feedstocks group.
Trecia M. Canty has served as our Senior Vice President, General Counsel and Corporate Secretary since September 2015. In her role, Ms. Canty is responsible for the legal department and outside counsel, which provide a broad range of support for the Company’s business activities, including corporate governance, compliance, litigations and mergers and acquisitions. Previously, Ms. Canty was named Vice President, Senior Deputy General Counsel and Assistant Secretary in October 2014 and led our commercial and finance legal operations since joining us in November 2012. Ms. Canty is also a director of certain of PBF Energy’s subsidiaries. Prior to joining us, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton.

Michael A. Bukowski has served as our Senior Vice President, Head of Refining since March 2024 and has responsibility for our refining operations. Prior to joining us, from May 2023 until February 2024, Mr. Bukowski served as Vice President, Regional Refining for the Midcontinent and Atlantic Basin at Phillips 66. From August 2016 to May 2023, Mr. Bukowski’s prior roles with Phillips 66 included Vice President of Refining Transformation, Vice President, Strategy and various other positions with responsibility for designing a new refining organization and aligning employees with refining and corporate strategies. Mr. Bukowski also previously served as General Manager of Sunoco’s Philadelphia refinery.
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
Additional information required by this Item will be contained in PBF Energy’s 2025 Proxy Statement, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors of PBF Holding Company LLC
Directors of PBF Holding receive no separate compensation for service on the board of directors or committees thereof.
Additional information required under this Item will be contained in PBF Energy’s 2025 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of December 31, 2024, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. Refer to “Note 12 - Equity Structure” of our Notes to Consolidated Financial Statements.
The stockholders of PBF Energy may be deemed to beneficially own an interest in our membership interests by virtue of their beneficial ownership of shares of Class A common stock of PBF Energy. PBF Energy reports separately on the beneficial ownership of its officers, directors and significant stockholders. For additional information, we refer you to PBF Energy’s 2025 Proxy Statement, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to “Note 9 - Related Party Transactions” of our Notes to Consolidated Financial Statements.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
KPMG LLP (PCAOB ID No. 185) (“KPMG”) is our independent registered public accounting firm for the year ended December 31, 2024 and Deloitte & Touche LLP (PCAOB ID No. 34) (“Deloitte”) was our independent registered public accounting firm for the year ended December 31, 2023. Our audit fees are determined as part of the overall audit fees for PBF Energy and are approved by the audit committee of the board of directors of PBF Energy. PBF Energy reports separately on the fees and services of its principal accountants. For additional information, we refer you to PBF Energy’s 2025 Proxy Statement, which is incorporated herein by reference.
The following table presents fees incurred for the years ended December 31, 2024 and 2023 for professional services performed by KPMG and Deloitte, respectively.

(in thousands)	2024	2023
Audit Fees (1)	$3,510.0	$4,494.0
Audit-related Fees (2)	30.0	155.0
Tax Fees (3)	1,028.0	307.1
Total Fees	$4,568.0	$4,956.1
________________________
(1) Represents the aggregate fees for professional services rendered by KPMG and Deloitte in connection with the audits of PBF Holding and its indirect parent, PBF Energy’s consolidated financial statements, including the audits of internal control over financial reporting of PBF Energy and related accounting consultation services provided to support the performance of such audits. Fees, and related expenses, are for services performed in connection with the audit of our fiscal years ended December 31, 2024 and 2023 financial statements regardless of when incurred.

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
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

3.1	Certificate of Formation of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.1 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 dated January 14, 2013 (Registration No. 333-186007)).

3.2	Limited Liability Company Agreement of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.2 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

3.3	Certificate of Incorporation of PBF Finance Corporation (Incorporated by reference to Exhibit 3.3 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

3.4	Bylaws of PBF Finance Corporation (Incorporated by reference to Exhibit 3.4 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

4.1	Indenture dated as of January 24, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 6.00% Senior Notes due 2028 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.2	Indenture dated as of August 21, 2023, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 7.875% Senior Note due 2030 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 21, 2023 (File No. 001-35764)).

4.3	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (6.00% Senior Notes due 2028) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764).

10.1**	Form of 2023-2025 Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 12, 2022 (File No. 001-35764)).

10.2**	Form of 2023-2025 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 12, 2022 (File No. 001-35764)).

10.3**	Form of PBF Energy Inc. Performance Share Unit Award Agreement (2024-2026 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2023 (File No. 001-35764)).

10.4**	Form of PBF Energy Inc. Performance Unit Award Agreement (2024-2026 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2023 (File No. 001-35764)).

10.5**	Form of PBF Energy Inc. Performance Share Unit Award Agreement (2025-2027 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 with PBF Energy Inc.’s Current Report on Form 8-K dated December 6, 2024 (File No. 001-35764)).

10.6**	Form of PBF Energy Inc. Performance Unit Award Agreement (2025-2027 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 with PBF Energy Inc.’s Current Report on Form 8-K dated December 6, 2024 (File No. 001-35764)).

10.7**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 22, 2016 (File No. 001-35764)).

10.8**	PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764)).

10.9**	Amendment No. 1 to PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2022 (File No. 001-35764)).

10.10**	Form of PBF Energy Non-Qualified Stock Option Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.11**	Form of PBF Energy Non-Qualified Stock Option Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.12**	Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.13**	Form of Amended and Restated Restricted Stock Agreement for non-employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.14**	Form of Amended and Restated Restricted Stock Agreement for Employees under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.15	Form of PBF Energy Amended and Restated 2017 Equity Incentive Plan, as Amended Restricted Stock Agreement for Special Employees Retention Award (incorporated by reference to Exhibit 10.15 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 13, 2025).

10.16**	Form of PBF Energy Amended and Restated 2017 Equity Incentive Plan, as Amended, Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K dated February 15, 2023 (File No. 001-35764)).

10.17	Form of PBF Energy Amended and Restated 2017 Equity Incentive Plan, as Amended Restricted Stock Agreement for Employee (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.18	Form of Amended and Restated 2017 Equity Incentive Plan Performance Share Unit Award Agreement for the 2023-2025 Performance Cycle (incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.19	Form of Amended and Restated 2017 Equity Incentive Plan Performance Unit Award Agreement for the 2023-2025 Performance Cycle (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.20	Amended and Restated Senior Secured Revolving Credit Agreement, dated August 23, 2023 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 23, 2023 (File No. 001-35764)).

10.21**	Employment Agreement dated as of March 4, 2024 between PBF Investments LLC and Michael Bukowski (incorporated by reference to Exhibit 10.29 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 13, 2025 (File No. 001-35764)).

10.22**	Employment Agreement dated as of February 20, 2023 between PBF Investments LLC and Karen B. Davis (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated February 16, 2023 (File No. 001-35764)).

10.23**	Employment Agreement dated as of September 29, 2015 between PBF Investments LLC and Trecia M. Canty (incorporated by reference to Exhibit 10.36 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 16, 2023 (File No. 001-35764)).

10.24**	Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor (incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 29, 2016 (File No. 001-35764)).

10.25**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.26**	Third Amended and Restated Employment Agreement, dated as of May 3, 2023, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 4, 2023 (File No. 001-35764)).

21.1*	Subsidiaries of PBF Holding Company LLC.

22.1*	List of Guarantor Subsidiaries.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).
 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF HOLDING COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To PBF Energy Company LLC, the Managing Member
PBF Holding Company LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of PBF Holding Company LLC and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of long-lived assets for impairment
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company evaluates long-lived assets for impairment on a continual basis. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations or a determination that it is more likely than not that an asset or an asset group will be sold or retired before its estimated useful life. The primary asset groups within long-lived assets are the Company’s property, plant, and equipment, net for which the Company had recorded $4.3 billion on the consolidated balance sheet as of December 31, 2024.
We identified the evaluation of impairment triggering events related to the recoverability of property, plant and equipment as a critical audit matter. A high degree of subjective auditor judgment was required in evaluating the Company’s assessment of current operations, financial results, current industry and market conditions and relevant industry data for impairment indicators.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process for identifying and assessing potential triggering events related to its property, plant, and equipment, net, including controls over the Company’s assessment of current operations, financial results, current industry and market conditions and relevant industry data. We evaluated the Company’s identification and assessment of triggering events by:
•analyzing the financial results for the current period compared to historical results, including consideration of current industry and market considerations
•comparing relevant industry data used by the Company to external sources, including consideration of current industry and market considerations
•evaluating the Company’s analysis over the factors and considering whether the Company omitted any significant internal or external elements in its evaluation.

/s/ KPMG LLP
We have served as the Company's auditor since 2024.
Short Hills, New Jersey
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To PBF Energy Company LLC, the Managing Member of PBF Holding Company LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of PBF Holding Company LLC and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
Morristown, New Jersey
March 1, 2024

We began serving as the Company’s auditor in 2011. In 2024 we became the predecessor auditor.

PBF HOLDING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$515.2	$1,760.8
Accounts receivable	1,141.0	1,336.1
Accounts receivable - affiliate	25.0	27.3
Inventories	2,595.3	3,183.1
Prepaid and other current assets	156.4	173.0
Total current assets	4,432.9	6,480.3
Property, plant and equipment (net of accumulated depreciation of $1,821.7 and $1,609.1, respectively)	4,267.3	4,145.5
Lease right of use assets - third party	843.5	788.2
Lease right of use assets - affiliate	320.9	380.8
Deferred charges and other assets, net	1,367.2	1,129.3
Total assets	$11,231.8	$12,924.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$727.1	$952.9
Accounts payable - affiliate	87.4	72.0
Accrued expenses	2,465.3	2,968.0
Current operating lease liabilities - third party	187.6	131.1
Current operating lease liabilities - affiliate	113.6	108.7
Deferred revenue	43.3	63.6
Total current liabilities	3,624.3	4,296.3
Long-term debt	1,457.3	1,245.9
Deferred tax liabilities	18.8	24.8
Long-term operating lease liabilities - third party	620.4	607.9
Long-term operating lease liabilities - affiliate	207.0	272.1
Long-term financing lease liabilities - third party	35.4	46.1
Other long-term liabilities	276.7	269.2
Total liabilities	6,239.9	6,762.3
Commitments and contingencies (Note 10)
Equity:
PBF Holding Company LLC equity
Member’s equity	3,570.2	3,298.7
Retained earnings	1,422.3	2,868.8
Accumulated other comprehensive income (loss)	(13.3)	(18.8)
Total PBF Holding Company LLC equity	4,979.2	6,148.7
Noncontrolling interest	12.7	13.1
Total equity	4,991.9	6,161.8
Total liabilities and equity	$11,231.8	$12,924.1
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Revenues	$33,077.9	$38,288.5	$46,780.6
Cost and expenses:
Cost of products and other	30,590.3	33,000.8	39,350.7
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,487.8	2,581.3	2,495.6
Depreciation and amortization expense	578.4	523.9	466.9
Cost of sales	33,656.5	36,106.0	42,313.2
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	250.5	350.2	438.5
Depreciation and amortization expense	7.1	8.5	7.5
Change in fair value of contingent consideration, net	(3.3)	(45.8)	48.1
Loss (gain) on sale of assets	0.4	(1.3)	0.9
Total cost and expenses	33,911.2	36,417.6	42,808.2
Income (loss) from operations	(833.3)	1,870.9	3,972.4
Other income (expense):
Interest expense (net of interest income of $49.2, $71.6, and $19.8, respectively)	(70.7)	(61.3)	(206.9)
Change in fair value of catalyst obligations	—	1.1	(2.0)
Loss on extinguishment of debt	—	(5.7)	(66.1)
Other non-service components of net periodic benefit cost	2.4	0.7	8.8
Income (loss) before income taxes	(901.6)	1,805.7	3,706.2
Income tax (benefit) expense	(5.7)	1.9	(2.7)
Net income (loss)	(895.9)	1,803.8	3,708.9
Less: net income (loss) attributable to noncontrolling interests	(0.4)	0.9	(1.4)
Net income (loss) attributable to PBF Holding Company LLC	$(895.5)	$1,802.9	$3,710.3
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(895.9)	$1,803.8	$3,708.9
Other comprehensive income (loss):
Unrealized loss on available for sale securities	(0.3)	(0.4)	(2.5)
Net gain (loss) on pension and other post-retirement benefits	5.8	(14.0)	(22.2)
Total other comprehensive income (loss)	5.5	(14.4)	(24.7)
Comprehensive income (loss)	(890.4)	1,789.4	3,684.2
Less: comprehensive income (loss) attributable to noncontrolling interests	(0.4)	0.9	(1.4)
Comprehensive income (loss) attributable to PBF Holding Company LLC	$(890.0)	$1,788.5	$3,685.6
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Equity

Balance, January 1, 2022	$2,870.2	$20.3	$(489.3)	$12.2	$2,413.4
Member distributions	—	—	(571.4)	—	(571.4)
Capital contributions from PBF LLC	56.4	—	—	—	56.4
Distribution of assets to PBF LLC	(0.1)	—	—	—	(0.1)
Stock based compensation	33.2	—	—	—	33.2
Comprehensive income (loss)	—	(24.7)	3,710.3	(1.4)	3,684.2
Other	—	—	—	1.4	1.4
Balance, December 31, 2022	2,959.7	(4.4)	2,649.6	12.2	5,617.1
Member distributions	—	—	(1,583.7)	—	(1,583.7)
Capital contributions from PBF LLC	1,159.7	—	—	—	1,159.7
Distribution of assets to PBF LLC	(853.4)	—	—	—	(853.4)
Stock based compensation	35.8	—	—	—	35.8
Comprehensive income (loss)	—	(14.4)	1,802.9	0.9	1,789.4
Other	(3.1)	—	—	—	(3.1)
Balance, December 31, 2023	3,298.7	(18.8)	2,868.8	13.1	6,161.8
Member distributions	—	—	(551.0)	—	(551.0)
Capital contributions from PBF LLC	245.0	—	—	—	245.0
Distribution of assets to PBF LLC	(8.7)	—	—	—	(8.7)
Stock based compensation	35.2	—	—	—	35.2
Comprehensive income (loss)	—	5.5	(895.5)	(0.4)	(890.4)
Balance, December 31, 2024	$3,570.2	$(13.3)	$1,422.3	$12.7	$4,991.9
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(895.9)	$1,803.8	$3,708.9
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	600.7	551.6	495.6
Stock-based compensation	44.3	51.5	44.1
Change in fair value of catalyst obligations	—	(1.1)	2.0
Deferred income taxes	(5.9)	3.7	(3.2)
Non-cash change in inventory repurchase obligations	—	—	(5.4)
Change in fair value of contingent consideration, net	(3.3)	(45.8)	48.1
Loss on extinguishment of debt	—	5.7	66.1
Pension and other post-retirement benefit costs	51.9	47.9	47.6
Loss (gain) on sale of assets	0.4	(1.3)	0.9

Changes in operating assets and liabilities:
Accounts receivable	195.1	115.5	(179.6)
Due to/from affiliates	17.8	12.7	(25.7)
Inventories	587.9	(334.1)	(258.5)
Prepaid and other current assets	16.6	(11.2)	(5.0)
Accounts payable	(199.4)	125.9	(97.7)
Accrued expenses	(486.9)	(764.9)	860.8
Deferred revenue	(20.3)	26.1	(2.8)
Other assets and liabilities	(39.8)	(108.0)	—
Net cash (used in) provided by operating activities	$(136.8)	$1,478.0	$4,696.2

Cash flows from investing activities:
Expenditures for property, plant and equipment	(384.4)	(647.7)	(625.4)
Expenditures for deferred turnaround costs	(576.7)	(473.5)	(311.6)
Expenditures for other assets	(40.7)	(40.5)	(66.0)
Proceeds from sale of assets	—	4.4	—
Net cash used in investing activities	$(1,001.8)	$(1,157.3)	$(1,003.0)
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Contributions from PBF LLC	$245.0	$1,159.6	$56.4
Distributions to members	(551.0)	(1,583.7)	(571.4)
Proceeds from 2030 7.875% Senior Notes	—	496.6	—
Redemption of 2025 7.25% Senior Notes	—	(666.2)	—
Repurchase of 2028 6.00% Senior Notes	—	—	(21.1)
Repurchase of 2025 7.25% Senior Notes	—	—	(4.8)
Redemption of 2025 9.25% Senior Secured Notes	—	—	(1,307.4)
Proceeds from revolver borrowings	200.0	—	400.0
Repayments of revolver borrowings	—	—	(1,300.0)
Settlements of precious metal catalyst obligations	—	(3.1)	(56.2)
Payments on financing leases	(12.2)	(14.1)	(11.3)
Proceeds from insurance premium financing	123.2	13.0	2.1
Payments of insurance premium financing	(111.9)	—	—
Payments of contingent consideration	—	(80.1)	—
Deferred financing costs and other	(0.1)	(35.8)	(31.3)
Net cash used in financing activities	$(107.0)	$(713.8)	$(2,845.0)

Net change in cash and cash equivalents	(1,245.6)	(393.1)	848.2
Cash and cash equivalents, beginning of period	1,760.8	2,153.9	1,305.7
Cash and cash equivalents, end of period	$515.2	$1,760.8	$2,153.9

Supplemental cash flow disclosures
Non-cash activities:
Distribution of assets to PBF Energy Company LLC	$(8.8)	$(853.4)	$—
Accrued and unpaid capital expenditures	81.9	143.5	165.2
Assets acquired or remeasured under operating and financing leases	333.1	335.4	82.8
Cash paid during the year for:
Interest (net of capitalized interest of $18.5, $38.0 and $24.8 in 2024, 2023 and 2022, respectively)	$93.2	$95.5	$211.5
Income taxes	0.8	1.6	0.8

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interest in PBF LLC as of December 31, 2024. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
Substantially all of the Company’s operations are in the United States. As of December 31, 2024, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk
For the years ended December 31, 2024 and December 31, 2023, only one customer, Shell plc (“Shell”), accounted for 10% or more of the Company’s revenues (approximately 13% and 14%, respectively).
As of December 31, 2024 and December 31, 2023, only one customer, Shell, accounted for 10% or more of the Company’s total trade accounts receivable (approximately 18% and 19%, respectively).
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
Stock-Based Compensation
Stock-based compensation includes the accounting effect of options to purchase PBF Energy Class A common stock granted by PBF Energy to certain PBF Holding employees, Series A warrants issued or granted by PBF LLC to employees in connection with their acquisition of PBF LLC Series A units, options to acquire Series A units of PBF LLC granted by PBF LLC to certain employees, Series B units of PBF LLC that were granted to certain members of management and restricted PBF LLC Series A Units and restricted PBF Energy Class A common stock granted to certain directors and officers. The estimated fair value of the options to purchase PBF Energy Class A common stock and the PBF LLC Series A warrants and options is based on the Black-Scholes option pricing model and the fair value of the PBF LLC Series B units is estimated based on a Monte Carlo simulation model. The estimated fair value is amortized as stock-based compensation expense on a straight-line method over the vesting period and included in General and administrative expense with forfeitures recognized in the period they occur.
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
The state tax returns for all years since 2020 are subject to examination by the respective tax authorities.
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
Segment Reporting
The Company’s Refining segment includes the operations of its six refineries, including certain related logistics assets that are not owned by PBFX. The Company’s refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California, and Martinez, California. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants, and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast, Midwest, Gulf Coast, and West Coast of the United States, as well as in other regions of the United States, Canada, and Mexico, and is able to ship products to other international destinations.
The Company’s chief operating decision maker is the chief executive officer, who evaluates the performance of the refining segment based primarily on income from operations. Income from operations includes those revenues and expenses that are directly attributable to management of the refining segment.
Total assets of the refining segment consist of property, plant and equipment, inventories, cash and cash equivalents, accounts receivable and other assets directly associated with their operations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which introduces new disclosure requirements aimed at enhancing the transparency of expense information presented in the financial statements. Specifically, it mandates that public business entities disaggregate certain expense captions presented on the face of the Consolidated Statements of Operations into specified natural expense categories within the notes to the financial statements. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods, with early adoption permitted. An entity may apply the amendments in this ASU prospectively or retrospectively. We are currently evaluating the impact of adopting ASU 2024-03 on our consolidated financial statements. While we do not anticipate that the adoption of this ASU will have a material impact on our Consolidated Financial Statements, it will result in additional disclosure requirements in the notes to our financial statements. We will continue to monitor any further guidance or interpretations by the FASB related to this ASU and will provide updates in future filings.
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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of December 31, 2024 or December 31, 2023.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES
Inventories consisted of the following:

(in millions)	December 31, 2024	December 31, 2023
Crude oil and feedstocks	$1,232.7	$1,495.4
Refined products and blendstocks	1,194.6	1,536.5
Warehouse stock and other	168.0	151.2
	2,595.3	3,183.1
Lower of cost or market adjustment	—	—
Total inventories	$2,595.3	$3,183.1
As of December 31, 2024 and December 31, 2023, there was no LCM inventory adjustment recorded as the replacement value of inventories exceeded the LIFO carrying value. As of December 31, 2024 the replacement value of inventories exceeded the LIFO carrying value by approximately $7.7 million.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. The Company recorded a charge related to a LIFO layer decrement of $124.5 million during the year ended December 31, 2024. The majority of the decrement recorded in 2024 related to the Company’s East Coast and Gulf Coast LIFO inventory layers. There were no significant decrements recorded during the year ended December 31, 2023.
On July 31, 2023, the Company terminated the third amended and restated inventory intermediation agreement (the “Inventory Intermediation Agreement”) previously entered into by and among PBF Holding and its subsidiaries, Delaware City Refining Company LLC, Paulsboro Refining Company LLC and Chalmette Refining (collectively, the “PBF Entities”), and J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). The Company made a payment of $268.0 million for the inventory previously held by J. Aron, inclusive of $13.5 million of related costs associated with exiting the agreement. Pursuant to the Inventory Intermediation Agreement, J. Aron had purchased and held title to certain inventory, including crude oil, intermediate and certain finished products purchased or produced by the Paulsboro and Delaware City refineries (and, at the election of the PBF Entities, the Chalmette refinery) (the “Refineries”) and delivered into storage tanks at the Refineries. Following the early termination, the Company purchased, and now owns, all of the inventory previously held by J. Aron.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

(in millions)	December 31, 2024	December 31, 2023
Processing units, pipelines and equipment	$4,745.5	$4,487.7
Construction in progress	503.6	464.8
Land	413.1	416.1
Computers, furniture and fixtures	241.6	207.3
Buildings and leasehold improvements	185.2	178.7
	6,089.0	5,754.6
Less - Accumulated depreciation	(1,821.7)	(1,609.1)
Total property, plant and equipment, net	$4,267.3	$4,145.5
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $214.6 million, $205.0 million and $200.4 million, respectively. The Company capitalized $18.5 million and $38.0 million in interest during 2024 and 2023, respectively, in connection with construction in progress.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

(in millions)	December 31, 2024	December 31, 2023
Deferred turnaround costs, net	$1,082.3	$855.7
Catalyst, net (a)	190.8	180.1
Environmental credits	42.5	42.5
Linefill	27.4	27.4
Pension plan assets	19.4	18.8
Other	4.8	4.8
Total deferred charges and other assets, net	$1,367.2	$1,129.3
(a) Catalyst, net includes $115.0 million and $114.2 million of indefinite-lived precious metal catalysts as of December 31, 2024 and December 31, 2023, respectively.
The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $357.0 million, $313.5 million and $261.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Intangible assets, net, included in “Other” above, primarily consists of permits and emission credits. Our net balance as of December 31, 2024 and December 31, 2023 is shown below:

(in millions)	December 31, 2024	December 31, 2023
Intangible assets - gross	$4.0	$4.0
Accumulated amortization	(3.5)	(3.5)
Intangible assets - net	$0.5	$0.5

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	December 31, 2024	December 31, 2023
Inventory-related accruals	$1,398.8	$1,716.2
Renewable energy credit and emissions obligations (a)	465.9	429.8
Accrued transportation costs	175.2	170.5
Excise and sales tax payable	150.6	137.3
Accrued utilities	71.5	71.0
Accrued capital expenditures	49.5	84.5
Accrued refinery maintenance and support costs	45.5	60.2
Accrued interest	29.5	32.4
Accrued salaries and benefits	21.8	185.5
Current finance lease liabilities	11.2	12.2
Environmental liabilities	9.0	15.7
Contingent consideration	—	21.6
Other	36.8	31.1
Total accrued expenses	$2,465.3	$2,968.0
(a) The Company is subject to obligations to purchase RINs required to comply with RFS. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. As of December 31, 2024, the Company had entered into $443.2 million of such forward purchase commitments with respect to its total accrued renewable energy and emissions obligations. The Company’s RIN obligations will be settled in accordance with established regulatory deadlines. The Company’s current AB 32 liability is part of an ongoing triennial period program which will be settled through 2027.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	December 31, 2024	December 31, 2023
2028 Senior Notes	$801.6	$801.6
2030 Senior Notes	500.0	500.0
Revolving Credit Facility	200.0	—
	1,501.6	1,301.6
Unamortized deferred financing costs	(41.6)	(52.5)
Unamortized discount	(2.7)	(3.2)
Long-term debt	$1,457.3	$1,245.9
As of December 31, 2024, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.
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
The 2028 Senior Notes included a registration rights arrangement whereby the Issuer and the Guarantors consummated an offer to exchange the 2028 Senior Notes for an issue of registered notes with terms substantially identical to the notes during the fourth quarter of 2020. As such, the Company did not have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to February 15, 2023, the Issuers may redeem all or part of the 2028 Senior Notes, in each case at the redemption prices described in the indenture, together with any accrued and unpaid interest through the date of redemption.
2030 Senior Notes
On August 21, 2023, PBF Holding entered into an indenture among the Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $500.0 million in aggregate principal amount of the 2030 Senior Notes, at an issue price of 99.324%. The Issuers received net proceeds of approximately $488.8 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company used the net proceeds, together with cash on hand, to fully redeem the outstanding 7.25% senior unsecured notes due 2025, including accrued and unpaid interest, on September 13, 2023.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were $200.0 million outstanding borrowings under the Revolving Credit Facility as of December 31, 2024. There were no outstanding borrowings as of December 31, 2023. Issued letters of credit were $128.3 million and $55.0 million as of December 31, 2024 and 2023, respectively.
Debt Maturities
Debt maturing in the next five years and thereafter is as follows (in millions):

Year Ending December 31,	(in millions)
2025	$—
2026	—
2027	—
2028	1,001.6
2029	—
Thereafter	500.0
Total debt outstanding	$1,501.6

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
Contribution Agreements
Immediately prior to the closing of certain contribution agreements, which PBF LLC entered into with PBFX (as defined in the table below, and collectively referred to as the “Contribution Agreements”), PBF Holding contributed certain assets to PBF LLC. PBF LLC in turn contributed those assets to PBFX pursuant to the Contribution Agreements. Certain proceeds received by PBF LLC from PBFX in accordance with the Contribution Agreements were subsequently contributed by PBF LLC to PBF Holding. There were no agreements entered into during the years ended December 31, 2024, 2023 and 2022.
Commercial Agreements
The Company has entered into long-term, fee-based commercial agreements with PBFX relating to assets associated with the Contribution Agreements described above, which PBF LLC entered into with PBFX, the majority of which include a minimum volume commitment (“MVC”) and are supported by contractual fee escalations for inflation adjustments and certain increases in operating costs. Under these agreements, PBFX provides various pipeline, rail, and truck terminaling and storage services to the Company and the Company has committed to provide PBFX with minimum fees based on minimum monthly throughput volumes.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The commercial agreements as of December 31, 2024 (as defined in the table below) with PBFX include:

Agreements	Initiation Date	Initial Term	Renewals (a)	MVC	Force Majeure
Transportation and Terminaling
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility (b)	12/12/2014	10 years	2 x 5 (c)	4,400 bpd	PBF Holding or PBFX can declare
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	2 x 5	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	See note (d)	See note (d)
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	2 x 5	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	2 x 5	5,000 bpd
East Coast Terminals Terminaling Services Agreements (e)	5/1/2016	Various (f)	Evergreen	15,000 bpd (g)
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (f)	Evergreen	350,000 barrels (h)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline (b)	8/31/2016	10 years	2 x 5	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline (b)	8/31/2016	10 years	2 x 5	75,000 bpd (i)
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank (b)	8/31/2016	10 years	2 x 5	55,000 barrels (h)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank (b)	8/31/2016	10 years	2 x 5	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank (b)	8/31/2016	10 years	2 x 5	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (b)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Knoxville Terminals Agreement- Terminaling Services	4/16/2018	5 years	Evergreen	See note (j)
Knoxville Terminals Agreement- Storage Services	4/16/2018	5 years	Evergreen	See note (j)
Toledo Rail Loading Agreement (b)	7/31/2018	7 years, 5 months	2 x 5	Various (k)
Chalmette Terminal Throughput Agreement	7/31/2018	1 year	Evergreen	N/A
Chalmette Rail Unloading Agreement	7/31/2018	7 years, 5 months	2 x 5	7,600 bpd
DSL Ethanol Throughput Agreement (b)	7/31/2018	7 years, 5 months	2 x 5	5,000 bpd
Delaware City Terminaling Services Agreement	1/1/2022	4 years	2 x 5	95,000 bpd
Toledo Truck Unloading & Terminaling Agreement (b)	4/1/2022	9 months	Evergreen	See note (l)
Crude Oil Processing Agreement	11/9/2023	6 months	Evergreen	N/A
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility (b)	12/12/2014	10 years	2 x 5 (c)	3,849,271 barrels (h)	PBF Holding or PBFX can declare
Chalmette Storage Agreement (b)	See note (m)	10 years	2 x 5	625,000 barrels (h)
East Coast Storage Assets Terminal Storage Agreement (b)	1/1/2019	8 years	Evergreen	2,953,725 barrels (h)
____________________

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.
(b)These commercial agreements with PBFX are considered leases.
(c)The first five-year extensions on these agreements have been exercised effective December 12, 2024.
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
(i)In connection with the acquisition of Torrance Valley Pipeline Company LLC on May 31, 2019, the Torrance Valley Pipeline Transportation Services Agreement- South Pipeline was amended and restated to increase the MVC from 70,000 bpd to 75,000 bpd.
(j)Following the expiration of the initial terms of the Knoxville Terminals Agreements, both agreements have renewed as evergreen agreements with no contracted MVCs.
(k)Under the Toledo Rail Loading Agreement, PBF Holding has minimum throughput commitments for (i) 30 railcars per day of products and (ii) 11.5 railcars per day of premium products. The Toledo Rail Loading Agreement also specifies a maximum throughput rate of 50 railcars per day.
(l)The Toledo Truck Unloading & Terminaling Agreement MVC was 5,500 bpd through December 31, 2022. Effective January 1, 2023, the MVC decreased to 1,000 bpd.
(m)The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Omnibus Agreement
In addition to the commercial agreements described above, PBF Holding entered into an omnibus agreement with PBFX, PBFX GP and PBF LLC, which has been amended and restated in connection with certain of the Contribution Agreements with PBFX, PBFX GP and PBF LLC (as amended, the “Omnibus Agreement”) for the provision of executive management services and support for accounting and finance, legal, human resources, information technology, environmental, health and safety, and other administrative functions, as well as (i) PBF LLC’s agreement not to compete with PBFX under certain circumstances, subject to certain exceptions, (ii) PBFX’s right of first offer for ten years to acquire certain logistics assets retained by PBF Energy following the initial public offering of PBFX, including certain logistics assets that PBF LLC or its subsidiaries may construct or acquire in the future, subject to certain exceptions, and (iii) a license to use the PBF Logistics trademark and name.
The annual fee under the Omnibus Agreement for the year ended December 31, 2024 was $5.8 million, inclusive of obligations under the Omnibus Agreement to reimburse PBF Holding for certain compensation and benefit costs of employees who devoted more than 50% of their time to PBFX for the year ended December 31, 2024. The Company currently estimates to receive an annual fee of $6.0 million, inclusive of estimated obligations under the Omnibus Agreement to reimburse PBF Holding for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2025.
Services Agreement
Additionally, PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement with PBFX (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under the commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2024, PBFX paid an annual fee of $8.7 million to PBF Holding pursuant to the Services Agreement and is estimated to pay the same annual fee to PBF Holding pursuant to the Services Agreement for the year ending December 31, 2025.
The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30-days’ notice.
Summary of Transactions with PBFX
A summary of our affiliate transactions with PBFX is as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Reimbursements under affiliate agreements:
Services Agreement	$8.7	$8.7	$8.7
Omnibus Agreement	5.8	7.9	8.3
Total expenses under affiliate agreements	(349.4)	(347.8)	(319.6)
Total reimbursements under the Omnibus Agreement are included in General and administrative expenses and reimbursements under the Services Agreement and expenses under affiliate agreements are included in Cost of products and other in the Company’s statements of operations.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Consolidated Balance Sheets include $6.3 million and $39.6 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with PBFX as of December 31, 2024.
Transactions and agreements with SBR
The Company and its subsidiaries have entered into various agreements with SBR, related to the sale and purchase of environmental credits and hydrocarbon products.
Commercial Agreements
The Company has entered into commercial agreements with SBR for the purchase and sale of RINs and Low Carbon Fuel Standard (“LCFS”) credits. The Agreement for the Sale and Purchase of Renewable Identification Numbers was initiated on June 1, 2023, and the Leadership for Energy Automated Processing Master Agreement for Purchasing and Selling of LCFS credits was initiated on August 1, 2023. Both agreements had initial terms of three months. Upon the expiration of the initial terms, both agreements have been, and may continue to be, automatically renewed for successive three-month periods, unless earlier terminated by the Company or SBR via written notice at least two months in advance of expiration.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Transactions with SBR
A summary of the Company’s related party transactions with SBR is as follows:

	Year Ended December 31,
(in millions)	2024	2023
Transactions under commercial agreements:
Sales	$39.7	$9.1
Purchases	(323.5)	(244.4)
Reimbursements under related party agreements:
Operating Agreement	163.7	62.8
Total lease expense under related party agreements	(4.1)	—

For the year ended December 31, 2024, the Company received total fees of $4.1 million and $6.6 million under the SBR Omnibus Agreement and CAUSA, respectively.
Total sales, consisting of refined product sales, and purchases, primarily related to environmental credit and hydrocarbon purchases, under the commercial agreements with SBR are included within Revenues and Cost of products and other, respectively, on the Company’s Consolidated Statements of Operations.
Additionally, the Consolidated Balance Sheets include $18.7 million and $47.8 million of Accounts receivable and Accrued expenses, respectively, related to transactions with SBR as of December 31, 2024 ($22.1 million and $28.3 million, respectively, as of December 31, 2023).
Financial Sponsors
As of December 31, 2013 PBF Energy’s financial sponsors had received the full return of their aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by the investment funds associated with the initial investors in PBF LLC in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to such investment funds (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by the investment funds associated with the initial investors in PBF LLC are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were distributions of $4.2 million to PBF LLC Series B unitholders for the year ended December 31, 2024. There were no such distributions to PBF LLC Series B unitholders for the years ended December 31, 2023 and December 31, 2022.
10. COMMITMENTS AND CONTINGENCIES
Other Commitments
In addition to commitments related to lease obligations accounted for in accordance with Accounting Standards Codification (“ASC”) 842, Leases and disclosed in “Note 11 - Leases”, the Company is party to third party agreements which provide for the treatment of wastewater and the supply of hydrogen, nitrogen, oxygen, chemical and steam for certain of its refineries as well as MVCs under certain affiliate agreements with PBFX.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fixed and determinable amounts related to obligations under these agreements are as follows:

Year Ending December 31,	(in millions)
2025	$213.1
2026	46.0
2027	45.7
2028	41.8
2029	39.8
Thereafter	308.5
Total obligations	$694.9
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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $110.6 million as of December 31, 2024 ($114.9 million as of December 31, 2023) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate environmental liability reflected on the Company’s Consolidated Balance Sheets was $150.6 million and $155.8 million at December 31, 2024 and December 31, 2023, respectively, of which $141.6 million and $140.1 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to greenhouse gas emission control regulations in the state of California pursuant to AB 32. AB 32 imposes a statewide cap on greenhouse gas emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB 32 is implemented through two market mechanisms including the LCFS and Cap and Trade. The Company is responsible for the AB 32 obligations related to the Torrance refinery beginning on July 1, 2016 and the Martinez refinery beginning on February 1, 2020 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB 32”) which further reduces greenhouse gas emissions (“GHG”) targets to 40 percent below 1990 levels by 2030. In 2022, California enacted Assembly Bill 1279 which requires the state to achieve a GHG reduction target of 85 percent below 1990 levels by 2045 and overall carbon neutrality by 2045. The California Air Resources Board also amended the LCFS in 2024, which requires a 30 percent reduction by 2030 and 90 percent reduction by 2045 in the carbon intensity of transportation fuels (compared to a 2010 baseline).
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration
In connection with the acquisition of the Martinez refinery and related logistics assets, the sale and purchase agreement dated June 11, 2019 included an earn-out provision based on certain earnings thresholds of the Martinez refinery. Pursuant to the agreement, the Company was to make payments to Equilon Enterprises LLC d/b/a Shell Oil Products US based on future earnings at the Martinez refinery in excess of certain thresholds, as defined in the agreement, for a period of up to four years following the acquisition closing date (the “Martinez Contingent Consideration”). The final payment of $18.8 million was paid in full during the second quarter of 2024. The fair value of the Martinez Contingent Consideration was estimated to be $21.6 million as of December 31, 2023 and was included within Accrued expenses.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of any of its subsidiaries. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of both December 31, 2024 and December 31, 2023. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of December 31, 2024 and December 31, 2023, PBF Energy recognized a liability of $293.6 million and $336.6 million, respectively, related to the Tax Receivable Agreement obligation, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with ASC 470, Income Taxes.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters
On November 24, 2022, the Mart`inez refinery, owned and operated by Martinez Refining Company LLC (“MRC”), experienced a spent catalyst release that is currently being investigated by the Bay Area Air Quality Management District (“BAAQMD”), Contra Costa County (“CCC”), the Department of Justice and EPA, and the California Department of Fish and Game (“DFG”). To date, the BAAQMD has issued 35 notices of violations (“NOVs”), the CCC has issued two NOVs, and the DFG has made findings relating to the spent catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAQMD, the California Department of Industrial Relations, Division of Occupational Safety and Health (“CalOSHA”), the CCC, and the EPA. The BAAQMD also issued an NOV relating to the July 11, 2023 coke dust incident and an NOV relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident, and has received inquiries or notices of investigation from the BAAQMD, CalOSHA, and the CCC. The BAAQMD additionally issued an NOV relating to the December 15, 2023 flaring incident and four NOVs relating to the December 18, 2023 brush fire incident. The DFG, the CCC, and the BAAQMD have referred their findings and/or NOVs to the CCC District Attorney for the spent catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAQMD announced a joint civil enforcement action against MRC that will include enforcement of the BAAQMD’s, the CCC’s, and the DFG’s claims from the spent catalyst incident, as well as additional enforcement claims from various incidents. We are engaged in settlement discussions with the CCC District Attorney and the BAAQMD but no definitive penalties have been assessed to date by the various agencies. We presently believe the outcomes will not have a material impact on our financial position, results of operations, or cash flows.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LEASES
Lease Position as of December 31, 2024 and December 31, 2023
The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023:

(in millions)	Classification on the Balance Sheet	December 31, 2024	December 31, 2023
Assets
Operating lease assets - third party	Lease right of use assets - third party	$800.6	$731.9
Operating lease assets - affiliate	Lease right of use assets - affiliate	320.9	380.8
Finance lease assets	Lease right of use assets - third party	42.9	56.3
Total lease right of use assets		$1,164.4	$1,169.0

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$187.6	$131.1
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	113.6	108.7
Finance lease liabilities - third party	Accrued expenses	11.2	12.2
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	620.4	607.9
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	207.0	272.1
Finance lease liabilities - third party	Long-term financing lease liabilities - third party	35.4	46.1
Total lease liabilities		$1,175.2	$1,178.1
Lease Costs
The table below presents certain information related to costs for the Company’s leases for the year ended December 31, 2024 and December 31, 2023:

Lease Costs (in millions)	December 31, 2024	December 31, 2023
Components of total lease costs:
Finance lease costs
Amortization of right of use assets	$14.0	$13.9
Interest on lease liabilities	3.6	4.5
Operating lease costs	424.3	355.7
Short-term lease costs	78.6	137.7
Variable lease costs	85.8	68.9
Sub-lease income	(3.0)	—
Total lease costs	$603.3	$580.7

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information
The table below presents supplemental cash flow information related to leases for the year ended December 31, 2024 and December 31, 2023 (in millions):

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$421.5	$349.3
Operating cash flows for finance leases	3.6	4.5
Financing cash flows for finance leases	12.2	14.1
Supplemental non-cash quantification of assets acquired or remeasured under operating and financing leases	333.1	335.4
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of December 31, 2024:

Weighted average remaining lease term - operating leases	7.5 years
Weighted average remaining lease term - finance leases	3.8 years

Weighted average discount rate - operating leases	12.5%
Weighted average discount rate - finance leases	7.1%
Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2024:

Amounts due in the year ended December 31, (in millions)	Finance Leases	Operating Leases
2025	$14.1	$413.7
2026	13.7	288.5
2027	13.7	176.9
2028	11.0	143.7
2029	0.7	129.8
Thereafter	—	638.8
Total minimum lease payments	53.2	1,791.4
Less: effect of discounting	6.6	662.8
Present value of future minimum lease payments	46.6	1,128.6
Less: current obligations under leases	11.2	301.2
Long-term lease obligations	$35.4	$827.4
As of December 31, 2024, the Company has entered into certain leases that have not yet commenced. Such leases include a 2-year lease for an oil tanker, with future lease payments estimated to total approximately $36.9 million. No other such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third party leases as described above. For the years ended December 31, 2024 and December 31, 2023, the Company incurred operating lease costs, related to affiliate operating leases, of $135.0 million and $136.1 million, respectively.

12. EQUITY STRUCTURE
PBF Holding has no common stock outstanding. As of December 31, 2024, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding. The following sections represent the equity structure of the Company’s indirect and direct parents, PBF Energy and PBF LLC, respectively.
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
PBF Energy Treasury Stock
During 2022, PBF Energy’s Board of Directors authorized the repurchase of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). As further approved on February 13, 2024 the Repurchase Program currently allows for repurchases of up to $1.75 billion and has an expiration date of December 2025.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Noncontrolling Interest
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interest in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the year ended December 31, 2024 the Company recorded a noncontrolling interest in the losses of these subsidiaries of $0.4 million. For the year ended December 31, 2023 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $0.9 million.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
PBF Energy options	$4.5	$11.9	$19.1
PBF Energy restricted shares	21.7	17.9	11.6
PBF Energy performance awards	18.1	21.7	13.4
	$44.3	$51.5	$44.1
PBF Energy options
PBF Energy grants stock options which represent the right to purchase share of PBF Energy’s common stock at its fair market value, which is the closing price of PBF Energy’s common stock on the date of grant. Stock options have a maximum term of ten years from the date they are granted, and vest over a requisite service period of three years, subject to acceleration in certain circumstances. PBF Energy has not issued stock options since the year ended December 31, 2022. PBF Energy uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted, which requires the input of subjective assumptions.
The following table summarizes activity for PBF Energy options for 2024:

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2024	7,453,454	$23.98	5.26
Exercised	(1,004,884)	21.69	—
Forfeited	(17,695)	15.37	—
Outstanding at December 31, 2024	6,430,875	$24.36	4.18
Exercisable and vested at December 31, 2024	6,426,041	$24.35	4.18
Total expected to vest as of December 31, 2024	4,834	$28.81	7.44
At December 31, 2024, the total intrinsic value of stock options outstanding and exercisable were $38.8 million and $38.8 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $30.3 million, $66.1 million and $63.1 million, respectively.
Unrecognized compensation expense related to PBF Energy options at December 31, 2024 is de minimis and will be recognized in 2025.
Restricted Stock Awards
The Company grants restricted stock to employees and non-employee directors. Restricted stock granted to our employees generally vests over a requisite services period of three years, subject to acceleration in certain circumstances. Restricted stock recipients who received grants have voting rights; however, dividends are accrued and will be paid upon vesting. Restricted stock units granted to non-employee directors are considered to vest immediately at the time of the grant for accounting purposes, as they are non-forfeitable, but are issued in equal annual installments on each of the first three anniversaries of the grant date. The non-vested shares are not transferable and are held by our transfer agent. The fair values of restricted stock are equal to the market price of our common stock on the grant date.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for PBF Energy restricted stock:

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	1,052,506	$41.43
Granted	1,350,576	28.60
Vested	(460,294)	40.01
Forfeited	(18,893)	41.81
Nonvested at December 31, 2024	1,923,895	$32.60
Unrecognized compensation expense related to PBF Energy Restricted Class A common stock at December 31, 2024 was $38.9 million, which will be recognized from 2025 through 2027.
The following table reflects activity related to our restricted stock:

	December 31, 2024	December 31, 2023	December 31, 2022
Weighted-average grant-date fair value per share of restricted stock granted	$28.60	$44.90	$35.73
Fair value of restricted stock vested (in millions)	$15.5	$11.2	$3.3
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
The grant date fair value was calculated using a Monte Carlo valuation model with the following assumptions:

	December 31, 2024	December 31, 2023	December 31, 2022
Expected life (in years)	2.82 - 3.04	2.86 - 3.18	3.08
Expected volatility	53.66% - 56.02%	56.68% - 59.98%	65.16%
Dividend yield	2.07% - 3.93%	1.73% - 1.80%	2.18%
Risk-free rate of return	4.17% - 4.35%	4.40% - 4.75%	3.90%
Weighted average grant-date fair value per PSU	$34.04	$56.35	$45.91
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for PBF Energy performance share awards:

	Number of PBF Energy Performance Share Units (“PSUs”)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	631,443	$38.48
Granted	253,223	34.04
Vested	(246,862)	18.73
Forfeited	(25,394)	49.78
Nonvested at December 31, 2024	612,410	$44.14
In 2024, 2023 and 2022, PSU’s with a fair value of $14.1 million, $30.9 million and $2.0 million, respectively, were vested.
As of December 31, 2024, unrecognized compensation cost related to performance share unit awards was $17.3 million, which is expected to be recognized over a weighted average period of 2.30 years.
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
The following table summarizes activity for PBF Energy performance unit awards:

Number of PBF Energy Performance Units
Nonvested at January 1, 2024	43,557,161
Granted	14,274,646
Vested	(2,194,890)
Forfeited	(9,632,887)
Nonvested at December 31, 2024	46,004,030
In 2024, 2023 and 2022, Performance Units with a fair value of $19.3 million, $12.1 million and $1.5 million, respectively, were vested.
As of December 31, 2024, unrecognized compensation cost related to performance unit awards was $14.1 million, which is expected to be recognized over a weighted average period of 2.38 years.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to IRS limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $40.0 million, $37.5 million and $33.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2024 and 2023 were as follows:

	Pension Plans		Post-Retirement Medical Plan
(in millions)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$429.7	$357.0	$19.6	$13.9
Service cost	53.4	48.1	0.9	0.5
Interest cost	20.3	17.7	0.9	0.7
Plan amendments	—	—	—	6.0
Benefit payments	(15.5)	(18.1)	(2.4)	(1.4)
Actuarial loss (gain)	1.9	25.0	(3.4)	(0.1)
Projected benefit obligation at end of year	$489.8	$429.7	$15.6	$19.6
Change in plan assets:
Fair value of plan assets at beginning of year	$349.3	$274.2	$—	$—
Actual return on plan assets	25.9	34.8	—	—
Benefits paid	(15.5)	(18.1)	(2.4)	(1.4)
Employer contributions	35.0	58.4	2.4	1.4
Fair value of plan assets at end of year	$394.7	$349.3	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$394.7	$349.3	$—	$—
Less projected benefit obligation at end of year	489.8	429.7	15.6	19.6
Funded status at end of year	$(95.1)	$(80.4)	$(15.6)	$(19.6)
The accumulated benefit obligation for the defined benefit plans approximated $460.1 million and $391.1 million at December 31, 2024 and 2023, respectively.
Benefit payments, which reflect expected future services that the Company expects to pay are as follows for the years ended December 31:

(in millions)	Pension Benefits	Post-Retirement Medical Plan
2025	$37.3	$1.5
2026	31.5	1.6
2027	36.2	1.6
2028	40.1	1.7
2029	44.6	1.6
Years 2030-2034	269.6	7.7
The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $31.6 million to the Company’s Pension Plans during 2025.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$53.4	$48.1	$55.6	$0.9	$0.5	$0.8
Interest cost	20.3	17.7	7.9	0.9	0.7	0.3
Expected return on plan assets	(24.4)	(19.2)	(17.5)	—	—	—
Amortization of prior service cost and actuarial loss	0.3	—	0.1	0.5	0.1	0.4
Net periodic benefit cost	$49.6	$46.6	$46.1	$2.3	$1.3	$1.5
Lump sum payments made by the Supplemental Plan to employees retiring in 2024, 2023 and 2022 did not exceed the Plan’s total service and interest costs expected for those years.
The pre-tax amounts recognized in other comprehensive loss (income) for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2024	2023	2022	2024	2023	2022
Prior service costs	$—	$—	$—	$—	$6.1	$—
Net actuarial loss (gain)	0.4	9.5	27.6	(3.3)	(0.2)	(4.0)
Amortization of losses and prior service cost	(0.3)	(0.1)	(0.1)	(0.5)	(0.1)	(0.4)
Total changes in other comprehensive (income) loss	$0.1	$9.4	$27.5	$(3.8)	$5.8	$(4.4)
The pre-tax amounts in accumulated other comprehensive (loss) income as of December 31, 2024 and 2023 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
(in millions)	2024	2023	2024	2023
Prior service costs	$(0.3)	$(0.4)	$(7.6)	$(8.7)
Net actuarial (loss) gain	(24.6)	(24.4)	13.5	10.9
Total	$(24.9)	$(24.8)	$5.9	$2.2
The weighted average assumptions used to determine the benefit obligations as of December 31, 2024 and 2023 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2024	2023	2024	2023	2024	2023
Discount rate - benefit obligations	5.63%	4.99%	5.54%	4.94%	5.39%	4.88%
Rate of compensation increase	4.55%	4.27%	5.00%	4.50%	—	—

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rates:
Effective rate for service cost	5.00%	5.22%	2.80%	4.94%	5.24%	2.73%	5.00%	5.27%	2.80%
Effective rate for interest cost	4.90%	5.14%	2.33%	4.90%	5.14%	2.24%	4.82%	5.05%	1.91%
Effective rate for interest on service cost	4.89%	5.14%	2.45%	4.84%	5.12%	2.29%	4.93%	5.21%	2.65%
Cash balance interest credit rate	3.99%	4.04%	2.06%	3.99%	4.04%	2.06%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.80%	6.75%	5.50%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.55%	4.27%	4.26%	4.50%	4.50%	4.50%	N/A	N/A	N/A
The assumed health care cost trend rates as of December 31, 2024 and 2023 were as follows:

	Post-Retirement Medical Plan
	2024	2023
Health care cost trend rate assumed for next year	5.9%	6.4%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.0%	4.0%
Year that the rate reaches the ultimate trend rate	2049	2046
The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2024 and 2023 by level of fair value hierarchy. Assets consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient
(in millions)	2024	2023
Equities:
Domestic equities	$121.7	$75.0
Developed international equities	46.6	46.9
Global low volatility equities	7.9	21.0
Emerging market equities	19.2	24.8
Fixed-income	178.6	159.9
Real Estate	18.7	19.7
Cash and cash equivalents	2.0	2.0
Total	$394.7	$349.3

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2024, the plan’s target allocations for plan assets are 48% invested in equity securities, 46% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
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
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Year Ended December 31,
(in millions)	2024	2023	2022
Gasoline and distillates	$28,652.0	$34,002.5	$41,465.0
Asphalt and blackoils	1,940.1	1,650.1	2,123.8
Feedstocks and other	1,449.1	1,640.6	1,863.0
Chemicals	662.8	650.6	903.8
Lubricants	373.9	344.7	425.0
Total Revenues	$33,077.9	$38,288.5	$46,780.6
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $43.3 million and $63.6 million as of December 31, 2024 and December 31, 2023, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The reported income tax (benefit) expense in the PBF Holding Consolidated Statements of Operations consists of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Current income tax expense (benefit)	$0.2	$(1.8)	$0.5
Deferred income tax (benefit) expense	(5.9)	3.7	(3.2)
Total income tax (benefit) expense	$(5.7)	$1.9	$(2.7)
A summary of the components of PBF Holding’s deferred tax assets and deferred tax liabilities consists of the following:

(in millions)	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carry forwards	$1.0	$0.9
Other	0.5	0.6
Total deferred tax assets	1.5	1.5

Deferred tax liabilities
Property, plant and equipment	14.4	15.4
Inventory	5.9	10.9
Total deferred tax liabilities	20.3	26.3
Net deferred tax liability	$(18.8)	$(24.8)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2024 and 2023.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At December 31, 2024 and December 31, 2023, the Company had the obligation to return cash collateral posted against its derivative obligations of $15.1 million and $23.7 million, respectively. Cash collateral related to derivative contracts is recorded net in the Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Consolidated Balance Sheets.

	As of December 31, 2024
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$12.9	$—	$—	$12.9	N/A	$12.9
Commodity contracts	16.0	—	—	16.0	(14.0)	2.0
Liabilities:
Commodity contracts	14.0	—	—	14.0	(14.0)	—
Renewable energy credit and emissions obligations	—	465.9	—	465.9	—	465.9

	As of December 31, 2023
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$130.3	$—	$—	$130.3	N/A	$130.3
Commodity contracts	80.1	—	—	80.1	(46.9)	33.2
Liabilities:
Commodity contracts	46.9	—	—	46.9	(46.9)	—
Renewable energy credit and emissions obligations	—	429.8	—	429.8	—	429.8
Contingent consideration obligation	—	—	21.6	21.6	—	21.6

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
•The contingent consideration obligation at December 31, 2023 is categorized in Level 3 of the fair value hierarchy and was estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods. The Company’s final earn-out payment of $18.8 million was paid in full during the second quarter of 2024.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2024 and 2023, $19.4 million and $18.8 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the prior year change in estimated future earnings related to the Martinez Contingent Consideration:

	Year Ended December 31,
(in millions)	2024	2023
Balance at beginning of period	$21.6	$150.5
Settlements	(18.8)	(88.3)
Unrealized gain included in earnings	(2.8)	(40.6)
Balance at end of period	$—	$21.6
There were no transfers between levels during the years ended December 31, 2024 or December 31, 2023.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt
The table below summarizes the carrying value and fair value of debt as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 Senior Notes (a)	$801.6	$765.9	$801.6	$779.3
2030 Senior Notes (a)	500.0	490.0	500.0	514.8
Revolving Credit Facility (b)	200.0	200.0	—	—
	1,501.6	1,455.9	1,301.6	1,294.1
Less - Unamortized deferred financing costs	(41.6)	n/a	(52.5)	n/a
Unamortized discount	(2.7)	n/a	(3.2)	n/a
Long-term debt	$1,457.3	$1,455.9	$1,245.9	$1,294.1
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. On July 31, 2023, the Company terminated the Inventory Intermediation Agreement. Prior to its termination, the Inventory Intermediation Agreement contained purchase obligations for certain volumes of crude oil, intermediates and refined products. The purchase obligations related to crude oil, intermediates and refined products under this agreement were derivative instruments designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives was based on market prices of the underlying crude oil, intermediates and refined products. The level of activity for these derivatives was based on the level of operating inventories.
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2024, there were 13,911,000 barrels of crude oil and 4,704,000 barrels of refined products (23,774,000 and 5,351,000, respectively, as of December 31, 2023), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of December 31, 2024 and December 31, 2023 and the line items in the Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset
		(in millions)
Derivatives not designated as hedging instruments:
December 31, 2024:
Commodity contracts	Accounts receivable	$2.0
December 31, 2023:
Commodity contracts	Accounts receivable	$33.2

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the year ended December 31, 2024:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$—
For the year ended December 31, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$21.0
For the year ended December 31, 2022:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$5.4

Derivatives not designated as hedging instruments:
For the year ended December 31, 2024:
Commodity contracts	Cost of products and other	$12.3
For the year ended December 31, 2023:
Commodity contracts	Cost of products and other	$38.1
For the year ended December 31, 2022:
Commodity contracts	Cost of products and other	$(31.5)

Hedged items designated in fair value hedges:
For the year ended December 31, 2024:
Crude oil, intermediate and refined product inventory	Cost of products and other	$—
For the year ended December 31, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(21.0)
For the year ended December 31, 2022:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(5.4)
The Company had no ineffectiveness related to the fair value hedges as of December 31, 2024, 2023 or 2022.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS
Dividend Declared
On February 13, 2025, PBF Energy announced a dividend of $0.275 per share on outstanding PBF Energy Class A common stock. The dividend is payable on March 14, 2025, to PBF Energy Class A common stockholders of record as of February 27, 2025. The Company may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend.
Martinez Refinery Fire
On February 1, 2025, a fire occurred at the Company’s Martinez refinery during preliminary turnaround activities, which resulted in the temporary shutdown of refinery operations. The cause of the fire is currently under investigation. The Company is assessing the extent of the property damage arising from the fire and potential recoveries from insurance coverage are also being evaluated. At this time, as the cost of repairs, the length of the shutdown and other potential liabilities, including regulatory penalties, arising from the incident are unknown, the operational and/or financial impact cannot be reasonably estimated.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF HOLDING COMPANY LLC (Registrant)
By:	/s/ Matthew C. Lucey
(Matthew C. Lucey)
President, and Chief Executive Officer (Principal Executive Officer)
Date: February 25, 2025
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

Signature	Title	Date

/s/ Thomas J. Nimbley	Executive Chairman, Chairman of the Board	February 25, 2025
(Thomas J. Nimbley)	of Directors

/s/ Matthew C. Lucey	President, Chief Executive Officer,	February 25, 2025
(Matthew C. Lucey)	Director (Principal Executive Officer)

/s/ Karen B. Davis	Senior Vice President, Chief Financial Officer, Director	February 25, 2025
(Karen B. Davis)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Trecia Canty	Director	February 25, 2025
(Trecia Canty)