Form 10-K
period 2025-12-31
PBF Holding Co LLC; PBF Finance Corp
filed 2026-02-23
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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
PBF Holding Company LLC has no common stock outstanding. As of February 20, 2026, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.
PBF Finance Corporation meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc., the managing member of our direct parent PBF Energy Company LLC, will file with the Securities and Exchange Commission a definitive Proxy Statement for its 2026 Annual Meeting of Stockholders within 120 days after December 31, 2025. Portions of the Proxy Statement of PBF Energy Inc. are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

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
Explanatory Note
This Annual Report on Form 10-K is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC's refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of December 31, 2025. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

PART I
In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “we,” “our” or “us” refer to PBF Holding, and, in each case, unless the context otherwise requires, its consolidated subsidiaries. References to “subsidiary guarantors” refer to PBF Services Company LLC (“PBF Services”), PBF Power Marketing LLC (“PBF Power”), Paulsboro Refining Company LLC (“PRC”), Toledo Refining Company LLC (“Toledo Refining”), Delaware City Refining Company LLC (“DCR”), PBF Investments LLC (“PBF Investments”), PBF International Inc., Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), and Martinez Refining Company LLC (“MRC”), which are the subsidiaries of PBF Holding that guarantee PBF Holding’s 9.875% senior unsecured noted due 2030 (the “2030 9.875% Senior Notes), the 7.875% senior unsecured notes due 2030 (the “2030 7.875% Senior Notes”) and the 6.00% senior unsecured notes due 2028 (the “2028 6.00% Senior Notes”) as of December 31, 2025.
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
Ownership Structure
We are a Delaware limited liability company and a holding company for our operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. We are a wholly-owned subsidiary of PBF LLC, and PBF Energy is the sole managing member of, and owner of an equity interest as of December 31, 2025 representing approximately 99.3% of the outstanding economic interests in PBF LLC.
On December 18, 2012, our indirect parent, PBF Energy completed its IPO. As a result of PBF Energy’s IPO and related organization transactions, PBF Energy became the sole managing member of PBF LLC and operates and controls all of its business and affairs and consolidates the financial results of PBF LLC and its subsidiaries, including PBF Holding and PBF Finance. As of December 31, 2025, PBF Energy held 116,958,307 PBF LLC Series C Units and its current and former executive officers and directors and certain employees and others held 862,780 PBF LLC Series A Units and the holders of PBF Energy’s issued and outstanding shares of its Class A common stock have approximately 99.3% of the voting power in PBF Energy, and the members of PBF LLC through their holdings of Class B common stock have approximately 0.7% of the voting power in PBF Energy.

PBF Holding Refineries
Our six refineries are located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, Chalmette, Louisiana, Torrance, California and Martinez, California. Each refinery is briefly described in the table below:

Refinery	Region	Nelson Complexity Index (1)	Throughput Capacity (in bpd) (1)	PADD	Crude Processed (2)	Source (2)
Delaware City	East Coast	13.6	180,000	1	light sweet through heavy sour	water, rail
Paulsboro	East Coast	9.1 (3)	155,000 (3)	1	light sweet through heavy sour	water
Toledo	Mid-Continent	11.0	180,000	2	light sweet	pipeline, truck, rail
Chalmette	Gulf Coast	13.0	185,000	3	light sweet through heavy sour	water, pipeline
Torrance	West Coast	13.8	166,000	5	medium and heavy	pipeline, water, truck
Martinez	West Coast	16.1	157,000	5	medium and heavy	water
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

Recent Developments
On February 1, 2025, a fire occurred at MRC, while the refinery was in the preliminary stages of its previously announced turnaround (the “Martinez refinery fire”). As a result of the Martinez refinery fire, the refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations are being conducted by various regulatory agencies, including the California Department of Industrial Relations, the Division of Occupational Safety and Health (“CalOSHA”), the Bay Area Air District (“BAAD”), Contra Costa County (“CCC”), the Department of Justice (“DOJ”), the United States Attorney’s Office (“USAO”), the EPA, and the Chemical Safety Board (“CSB”). There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
The commissioning phase of utility systems and certain idled equipment has been underway since early January, and a sequenced restart of the refinery will progress following (i) completion of construction activities (with mechanical completion having occurred the week of February 16, 2026) and (ii) successful completion of quality assurance and control processes. We expect that the start-up of the Catalytic Cracking Unit will be complete in early March.
We expect that the cost of repairs to the fire-damaged units and restoring the refinery to full operational status will largely be covered under our property insurance coverage, subject to our deductible and retentions totaling $30.0 million. Our insurance policy also includes business interruption coverage, which contains a 60-day waiting period. This coverage commenced on April 3, 2025. While we expect our insurance coverage will significantly offset the financial impact of the Martinez refinery fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact our results and our cash flow in a given reporting period.
Our current expectations with respect to the full restart of the Martinez refinery following the Martinez refinery fire, the timing of the restart of certain units damaged by the Martinez refinery fire, the throughput of the Martinez refinery during this period, and anticipated costs and insurance recoveries related to the Martinez refinery fire are based on information available to us as of the date of this filing, and are preliminary and subject to revision. In addition, neither the total amount nor timing of insurance recoveries is certain. During 2025, we received unallocated insurance proceeds totaling $893.5 million, net of deductibles and retentions.
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

The diagram below depicts our organizational structure as of December 31, 2025:

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
1%
99%
PBF Logistics LP (PBF Logistics)
Operating Subsidiaries
PBF Holding Company LLC (PBF Holding)
Revolving Credit Facility
2028 6.00% Senior Notes
2030 9.875% Senior Notes
2030 7.875% Senior Notes
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
Our refinery assets as of December 31, 2025 are described below.
East Coast Refining System (Delaware City refinery and Paulsboro refinery)
Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. The Delaware City refinery is a fully integrated operation that receives crude via rail at our crude unloading facilities, or via ship or barge at its docks located on the Delaware River. The crude and other feedstocks are stored in an extensive tank farm prior to processing. In addition, there is a 15-lane, 76,000 bpd capacity truck loading rack located adjacent to the refinery and a 23-mile interstate pipeline that are used to distribute clean products. The Paulsboro refinery is located on approximately 950-acres on the Delaware River in Paulsboro, New Jersey, near Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River.
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
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the East Coast Refining System through waterborne deliveries, primarily through short-term, spot market, and term agreements.
Refined Product Yield and Distribution. The Delaware City refinery predominantly produces gasoline, jet fuel, ULSD and ultra-low sulfur heating oil as well as certain other products. Products produced at the Delaware City refinery are transferred to customers through pipelines, barges or at its truck rack. We market and sell all of our refined products to a variety of customers on the spot market or through term agreements. The Paulsboro refinery predominantly manufactures asphalt, jet fuel, ULSD, and Group I base oils or lubricants. Products produced at the Paulsboro refinery are transferred to customers primarily through pipelines, barges, or at its truck rack. We market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements.
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
Energy and Other Utilities. Under normal operating conditions, the Delaware City refinery consumes approximately 75,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Delaware City refinery has a 280 MW power plant located on site that consists of two natural gas-fueled turbines with combined capacity of approximately 140 MW and four turbo generators with combined nameplate capacity of approximately 140 MW. Collectively, this power plant produces electricity in excess of Delaware City’s refinery load of approximately 90 MW. Excess electricity is sold into the Pennsylvania-New Jersey-Maryland, or PJM, grid. Steam is primarily produced by a combination of three dedicated boilers, two heat recovery steam generators on the gas turbines, and is supplemented by secondary boilers at the FCC and Coker. The Delaware City refinery has long-term contracts to purchase hydrogen from third-party suppliers.

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

We have an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement expires in June 2027, but may be extended for one additional year if mutually agreed upon, and is subject to certain early termination rights. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.
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
Chalmette Refinery
Overview. The Chalmette refinery is located on a 400-acre site near New Orleans, Louisiana. It is a dual-train coking refinery and is capable of processing both light and heavy crude oil through its 185,000 bpd crude units and downstream units. Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third-party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company (“Collins”) and T&M Terminal Company (“T&M”), both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. In addition, there is also a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products. There is also a clean products truck rack that provides access to local markets and crude storage. The Renewable Diesel Facility is also co-located at our Chalmette refinery. The facility incorporates a repurposed hydrocracker, along with a newly-constructed pre-treatment unit with capacity to produce 20,000 bpd renewable diesel.
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
Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 25,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen from a third-party supplier. Steam is primarily produced by a combination of three dedicated boilers, various process units, and a secondary boiler at the FCC.
Torrance Refinery
Overview. The Torrance refinery is located on 750-acres in Torrance, California. It is a high-conversion crude, delayed-coking refinery capable of processing both heavy and medium crude oils through its crude unit and downstream units. In addition to refining assets, the Torrance refinery comprises a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant logistics asset is a crude gathering and transportation system which delivers San Joaquin Valley crude oils directly from the field to the refinery, which is now owned by PBFX. Additionally, there are several pipelines serving the refinery that provide access to sources of waterborne crude oils including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline that supplies jet fuel to the Los Angeles airport that are held by affiliates of the refinery.
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
Energy and Other Utilities. Under normal operating conditions, the Torrance refinery consumes approximately 47,000 MMBTU per day of natural gas supplied via pipeline from third parties. The Torrance refinery generates some power internally using a combination of steam and gas turbines and purchases any additional needed power from the local utility. The Torrance refinery has a long-term contract to purchase hydrogen from a third-party supplier. Steam is primarily produced by a combination of five dedicated boilers, various process units, and secondary boilers at the FCC and Hydrogen Units.
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
Feedstocks and Supply Arrangements. We source our crude oil and feedstock needs for the Martinez refinery via waterborne deliveries, primarily through short-term and spot market agreements.
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

Energy and Other Utilities. Under normal operating conditions, the Martinez refinery consumes approximately 80,000 MMBTU per day of natural gas (including natural gas consumed in hydrogen production) supplied via pipeline from third parties. The Martinez refinery generates some power internally using a combination of steam and gas turbines and purchases any additional needed power from the local utility. The Martinez refinery has a long-term contract to purchase hydrogen from a third-party supplier. Steam is primarily produced by a combination of two heat recovery steam generators on the gas turbines, various process units, and secondary boilers at the FCC and Hydrogen Units.
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
The annual fee under the Omnibus Agreement for the year ended December 31, 2025 was $5.9 million, inclusive of obligations under the Omnibus Agreement to reimburse us for certain compensation and benefit costs of employees who devoted more than 50% of their time to PBFX during the year ended December 31, 2025. We currently estimate to receive $6.0 million, inclusive of estimated obligations under the Omnibus Agreement as a reimbursement for certain compensation and benefit costs of employees who devote more than 50% of their time to PBFX for the year ending December 31, 2026.
Services Agreement
Additionally, PBFX entered into an operation and management services and secondment agreement with us and certain of our subsidiaries (as amended, the “Services Agreement”), pursuant to which we provide PBFX with the personnel necessary for PBFX to perform its obligations under its commercial agreements. PBFX reimburses us for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2025, PBFX paid us an annual fee of $8.7 million pursuant to the Services Agreement and we currently estimate to receive the same annual reimbursement pursuant to the Services Agreement for the year ending December 31, 2026.
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
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel, and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2025, 2024 and 2023, gasoline and distillates accounted for 88.1%, 86.6% and 88.8% of our revenues, respectively.

Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. In addition, we have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2025 and December 31, 2024 only one customer, Shell plc (“Shell”), accounted for 10% or more of our revenues (approximately 13% and 13%, respectively). As of December 31, 2025 and December 31, 2024, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 14% and 18%, respectively).
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
The refining industry is also highly competitive with respect to feedstock supply. Unlike certain of our competitors that have access to proprietary controlled sources of crude oil production available for use at their own refineries, we obtain all of our crude oil and substantially all other feedstocks from unaffiliated sources. The availability and cost of crude oil and feedstock are affected by global supply and demand, as well as other geopolitical factors. We have no crude oil reserves and are not engaged in the exploration or production of crude oil. We believe, however, that we will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.
Pursuant to its RFS, the EPA has implemented mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Because we do not directly produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products could displace an increasing volume of our refineries’ product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to continue to purchase RINs, which historically had, and we expect to have, fluctuating costs based on market conditions.

Corporate Offices
We currently lease approximately 75,700 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2033. Functions performed in the Parsippany office include overall corporate management, refinery and health, safety and environmental management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
We lease approximately 8,800 square feet for our regional corporate office in Long Beach, California. The lease for our Long Beach office expires in 2027. Functions performed in the Long Beach office include overall regional corporate management, planning and strategy, commercial operations, logistics, contract administration, marketing and governmental affairs.
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

Headcount
As of December 31, 2025, we had approximately 3,592 employees, of which 1,899 are covered by collective bargaining agreements. Our hourly employees are covered by collective bargaining agreements through the United Steel Workers (“USW”), the Independent Oil Workers (“IOW”) and the International Brotherhood of Electrical Workers (“IBEW”). We consider our relations with the represented employees to be satisfactory.

Location	Number of employees	Employees covered by collective bargaining agreements	Collective bargaining agreements	Expiration date
Headquarters	511	—	N/A	N/A
Delaware City refinery	495	369	USW	January 2026	*
Paulsboro refinery	300	181	IOW	March 2026
Toledo refinery	481	324	USW	February 2026	**
Chalmette refinery	545	312	USW	January 2026	*
Torrance refinery	570	317 13	USW IBEW	January 2026 January 2026	** **
Torrance logistics	99	4 40	USW USW	January 2026 April 2027	**
Martinez refinery	591	316 23	USW IBEW	January 2026 January 2026	* *
Total employees	3,592	1,899
*These collective bargaining agreements have expired or will shortly expire. Terms related to the new agreements have been agreed to and ratified for all items associated with the National Oil Bargaining Program and at the local level, and will expire in 2030.
**These collective bargaining agreements have expired and negotiations are ongoing. The expired agreements remain in place under 24-hour rolling extensions until new agreements are executed.

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
◦Regulation of emissions of GHGs could force us to incur increased capital expenditures and operating costs that could have a material adverse effect on our results of operations and financial condition;
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
◦Continued scrutiny on sustainability matters, developments, and disclosures related to climate change may negatively impact our business and our access to capital markets; and
◦We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.
•Item 3. “Legal Proceedings”
•Item 8. “Financial Statements and Supplementary Data”
◦ Note 7 - Accrued Expenses, and
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
•Uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments;
•Existence of capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate;
•Regulation related to climate change and emissions of GHGs and other regulatory, environmental and health and safety regulations;
•A cyber-attack on, or other failure of, our technology infrastructure;
•Continued scrutiny on sustainability matters;
•Rate of inflation, including increases due to tariffs and other trade measures that may be imposed or enacted, and its impacts on supply and demand, pricing, and supply chain disruption;
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
Business closings or reduced activity and layoffs in the markets we operate may adversely affect demand for our refined products. Deterioration of general economic conditions or weak demand levels could require additional actions on our part to lower our operating costs, including temporarily or permanently ceasing to operate units at our facilities. There may be significant incremental costs associated with such actions. Deterioration of global and regional economic conditions may negatively affect our margins and harm our liquidity and ability to repay our outstanding debt.
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

The nature of our business has required us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the LCM value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash impact to cost of products and other. For example, during the year ended December 31, 2025, we recorded an adjustment to value our inventories to the lower of cost or market which decreased both income from operations and net income by $313.0 million. At December 31, 2024, the replacement value of inventories exceeded the LIFO carrying value, therefore no LCM inventory reserve was recorded.
Prices of crude oil, other feedstocks, blendstocks, and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, ethanol, asphalt and other refined products. Such supply and demand are affected by a variety of economic, market, environmental and political conditions.
Our direct operating expense structure also impacts our profitability. Our major direct operating expenses include employee and contract labor, maintenance and energy. Our predominant variable direct operating cost is energy, which is comprised primarily of fuel and other utility services. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refineries and other operations affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets, including increased demand resulting from data center development and liquefied natural gas infrastructure and export build-out. Natural gas prices have historically been volatile and, typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our refining margins, profitability and cash flows.
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

In addition, imbalances between the production and capacity to export crude in Canada and reduced supply of heavy, sour grades of crude oil in general due to production curtailments or sanction restrictions may continue to result in price volatility and the narrowing of the WTI/WCS, Mars/Brent, and other light heavy differentials, and may reduce our refining margins and adversely affect our profitability and earnings. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any continued or further narrowing of these differentials could have a material adverse effect on our business and profitability. Additionally, governmental and regulatory actions, including sanctions against oil exporting countries and decisions by the Organization of the Petroleum Exporting Countries to restrict crude oil production levels and executive actions by the U.S. presidential administration to advance certain energy infrastructure projects such as the Keystone XL pipeline or Enbridge’s Line 5 pipeline, may continue to impact crude oil prices and crude oil differentials. Recent U.S. actions related to Venezuela’s oil sector have included sanction-related seizures of certain oil tankers, as well as public statements by the U.S. presidential administration indicating that authorized sales of Venezuelan crude oil into the U.S. have commenced. While these developments may present opportunities through increased crude oil supply and improved crude oil differentials, they also remain subject to significant political, regulatory, and geopolitical uncertainty. Any increase in crude oil prices or unfavorable movements in crude oil differentials due to such actions or changing regulatory environment may negatively impact our ability to acquire crude oil at economical prices and could have a material adverse effect on our business and profitability.
A significant interruption or casualty loss at any of our refineries and related assets could reduce our production, particularly if not fully covered by our insurance. Failure by one or more insurers to honor its coverage commitments for an insured event could materially and adversely affect our future cash flows, operating results and financial condition.
Our business currently consists of owning and operating six refineries and related assets. As a result, our operations could be subject to significant interruption if any of our refineries were to experience a major accident, be damaged by severe weather, wildfires, or other natural disasters, or otherwise be forced to shut down or curtail production due to unforeseen events, such as acts of God, nature, orders of governmental authorities, supply chain disruptions impacting our crude rail facilities or other logistics assets, power outages, acts of terrorism, fires, toxic emissions and maritime hazards. Any such shutdown or disruption would reduce the production from that refinery. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refineries is forced to shut down for a significant period of time or permanently, it could have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole. In addition, a shutdown or disruption of our Chalmette refinery could impact the operations of SBR. On February 1, 2025, the Martinez refinery fire occurred while the refinery was in the preliminary stages of its previously announced turnaround, resulting in the temporary shutdown of refinery operations. As a result of the Martinez refinery fire, the refinery was fully shut down until April 2025 when certain unaffected units, including the crude unit, were restarted. Investigations are being conducted by various regulatory agencies, including the CalOSHA, the BAAD, CCC, the DOJ, the USAO, the EPA, and the CSB. There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. Although we expect that the cost of repairs to the fire-damaged units and the restoration of the refinery to full operational status will be largely covered under our property insurance coverage, there is no guarantee that all losses, including business interruption, will be fully collected as anticipated, in a timely manner.

The commissioning phase of utility systems and certain idled equipment has been underway since early January, and a sequenced restart of the refinery will progress following (i) completion of construction activities (with mechanical completion having occurred the week of February 16, 2026) and (ii) successful completion of quality assurance and control processes. We expect that the start-up of the Catalytic Cracking Unit will be complete in early March. However, there is no guarantee that we will meet this restart timeline and additional work or repairs may be required that delay our planned restart. Such delays may negatively impact our earnings and cash flows. Furthermore, at this time, potential liabilities arising from the incident, including any regulatory penalties, remain unknown, and the full operational and/or financial impact cannot be reasonably estimated.
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
Our refineries are subject to interruptions of supply and distribution, including due to severe weather events, as a result of our reliance on pipelines, waterborne logistics, and railroads for transportation of crude oil and refined products.
Our Toledo, Chalmette, and Torrance refineries receive a significant portion of their crude oil through our owned, as well as third party, pipelines. These pipelines include the Enbridge system, Capline and Mid-Valley pipelines for supplying crude to our Toledo refinery, the MOEM Pipeline (which is owned by PBFX) and CAM Pipeline for supplying crude to our Chalmette refinery and the San Joaquin Pipeline, San Ardo and Coastal Pipeline systems for supplying crude to our Torrance refinery. Additionally, our Toledo, Chalmette, Torrance and Martinez refineries deliver a significant portion of the refined products through pipelines. These pipelines include pipelines such as the Sunoco Logistics Partners L.P. and Buckeye Partners L.P. pipelines at the Toledo refinery, the Collins pipeline (which is owned by PBFX) at our Chalmette refinery, the Jet Pipeline to the Los Angeles International Airport, the Product Pipeline to Vernon and the Product Pipeline to Atwood at our Torrance refinery and the KinderMorgan SFPP North Pipeline at our Martinez refinery. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third-party action or casualty or other events.

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
In addition, substantial weather-related conditions could impact our relationships and arrangements with our major customers and suppliers by materially affecting the normal flow of crude oil and refined products, especially seaborne transactions. For example, natural disasters or severe weather events (such as hurricanes, earthquakes or extreme cold) could damage transportation infrastructures, impede access to waterways and lead to interruptions of our operations, including our ability to deliver our products, or increases in costs to receive crude oil.
Our results of operations continue to be impacted by significant costs to comply with renewable fuels mandates. The market prices for RINs have been volatile and may harm our profitability.
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has issued the RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, the EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase, which could displace an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. Our results continue to be impacted by significant costs to comply with the RFS. While we have entered into agreements with SBR that allow us to purchase RINs at our election, we incurred approximately $680.1 million in RINs costs during the year ended December 31, 2025 as compared to $515.3 million and $762.3 million during the years ended December 31, 2024 and 2023, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability. On June 21, 2023, the EPA finalized the volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels for years 2023, 2024, and 2025, and finalized volume requirements and percentage standards under the RFS program for 2023, 2024, and 2025. In June 2025, the EPA proposed volume requirements and percentage standards under the RFS program for 2026 and 2027, as well as making a series of important modifications to strengthen and expand the RFS program. As a result, we could also experience fluctuating compliance costs in the future as the EPA continues to adjust the volume requirements and potentially enacts further changes to the program.

Our financial results could be impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
Our business can be impacted by changes in tariffs, changes or repeals of trade agreements or the imposition of other trade restrictions or retaliatory actions imposed by various governments, the status, duration and scope of which remain uncertain and unpredictable. Throughout 2025, the U.S. presidential administration announced broad-based tariffs on goods imported from certain countries where we purchase feedstocks. Certain tariffs remain in effect and continue to apply to certain of our purchases, which could increase our costs and adversely affect our results of operations. If the provisions of those tariffs are maintained, we would expect added market volatility, with the longer term impacts to our refining and marketing margin uncertain. On February 20, 2026, in Learning Resources, Inc., et al., v. Trump, President of the United States, et al., the U.S. Supreme Court issued an opinion that limited the President’s authority to impose certain tariffs under emergency powers, which may affect the scope, duration and future use of tariff measures by the U.S. presidential administration. In addition, evolving legal, political or regulatory developments relating to tariffs, and their impact on global trade relationships and geopolitical tensions, remain uncertain. Other effects of these changes, including responsive actions from governments and the unpredictability of U.S. governmental action and response, could also have significant impacts on our business, capital expenditures, and results of operations.
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
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations have become increasingly stringent over time, and the cost of compliance with these requirements can be expected to increase over time. In addition, a failure to comply with these laws and regulations could adversely impact our ability to operate. For example, MRC is subject to amendments to “Regulation 6-5: Particulate Emissions from Refinery Fluidized Catalytic Cracking Units - 2021 Amendment” (“Rule 6-5 Amendment”) requiring compliance with more stringent standards for particulate emissions from FCC units at refineries in the Bay Area that will be effective in 2026. Although MRC believes that it will achieve compliance through the alternative emissions monitoring system (“AEMS”) approved by the BAAD and subject to validation as part of the settlement agreement entered into on February 12, 2024, there can be no assurance that the AEMS will be validated or achieve the required emissions reductions or that we will not incur significant additional costs to comply with the Rule 6-5 Amendment.
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
Some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. We believe the issue of climate change may continue to receive scientific and political attention, with the potential for further laws and regulations that could materially adversely affect our ongoing operations.
In addition, as many of our facilities are located near coastal areas, rising sea levels may disrupt our ability to operate those facilities or transport crude oil and refined products. Extended periods of such disruption could have an adverse effect on our results of operation. We could also incur substantial costs to protect or repair these facilities.

Regulation of emissions of GHGs could force us to incur increased capital expenditures and operating costs and could have a material adverse effect on our results of operations and financial condition.
The U.S. federal government under previous presidential administrations took a number of actions to address GHG emissions. For example, both houses of Congress actively considered legislation to reduce emissions of GHGs, such as carbon dioxide and methane, including proposals to: (i) establish a cap-and-trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA has taken steps to regulate GHGs under the existing federal Clean Air Act (“CAA”). The EPA has adopted regulations limiting GHG emissions for light- and medium-duty vehicles and heavy-duty highway vehicles. The EPA has also adopted regulations addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. However, the current U.S. presidential administration has expressed a different approach with respect to U.S. climate, environmental, and energy policies and has revoked many of the existing executive orders and directives, and has indicated an intention to modify or eliminate many of the aforementioned laws and regulations, several of which are also currently being litigated, or may be subject to future legal challenges. However, the ultimate timing and outcome with respect to any modifications or eliminations of such laws and regulations, which may require action by the U.S. Congress or a federal agency or department, as well as pending or future litigation, are currently unknown and are subject to considerable uncertainty. It is also currently uncertain whether and to what extent any U.S. state and local governments may still pursue the prior administration’s agenda on such matters.
In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap-and-trade systems and renewable portfolio standards. For example, the State of California’s AB 32 imposes a statewide cap on GHG emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020.
Also, in September 2016, the State of California enacted Senate Bill 32, which further reduces GHG emissions targets to 40 percent below 1990 levels by 2030. Two regulations implemented to achieve these goals are: (i) the cap-and-trade program that was implemented by CARB in 2012 and amended in September 2025 by Assembly Bill 1207 (“AB 1207”) and Senate Bill 840 (“SB 840”), to among other things, extend the program through 2045 and renamed it the Cap-and-Invest program (we refer to the amended program as the “Cap-and-Trade” program) and (ii) the LCFS, which was adopted by CARB in 2009. As originally adopted and currently in place, the Cap-and-Trade program places a cap on GHG emissions and requires us to acquire a sufficient number of credits to cover emissions from our refineries and our in-state sales of gasoline and diesel; the 2025 amendments to the Cap-and-Trade program is subject to the promulgation of additional rules. While it is currently uncertain whether and to what extent we will incur increased costs as a result of the Cap-and-Trade program regulatory requirements, if such costs are material, it could adversely affect our financial condition, results of operations and cash flows. As adopted, the LCFS required a 10% reduction in the carbon intensity of gasoline and diesel by 2020. In 2022, California enacted Assembly Bill 1279 which requires the state to achieve a GHG reduction target of 85 percent below 1990 levels by 2045 and overall carbon neutrality by 2045. CARB also amended the LCFS in 2024 to require a 30 percent reduction by 2030 and 90 percent reduction by 2045 in the carbon intensity of transportation fuels (compared to a 2010 baseline). Compliance is achieved through blending lower carbon intensity biofuels into gasoline and diesel or by purchasing credits. Compliance with each of these programs is facilitated through a market-based credit system. If sufficient credits are unavailable for purchase, if we are unable to pass through costs to our customers, if we have to pay a higher price for credits and/or if we are otherwise unable to meet our compliance obligations, our financial condition, results of operations and cash flows could be materially adversely affected.

Additionally, on September 23, 2020, the California Governor issued Executive Order N-79-20 (“N-79-20 Order”) intended to further reduce GHG emissions within the state. The N-79-20 Order sets a 2035 goal of no new sale of internal combustion engines for passenger cars and pickup trucks within California, and a 2045 goal of no new sale of internal combustion engine medium- and heavy-duty trucks, and off-road vehicles and equipment. However, the N-79-20 Order would still allow used internal combustion engine vehicles to be used and sold after these dates. In an effort to accomplish the 2035 goal, on August 25, 2022, CARB voted unanimously to adopt the Advanced Clean Cars II (“ACCII”) regulations. According to CARB, the ACCII regulations will rapidly scale down light-duty passenger car, truck, and SUV emissions starting with the 2026 model year through 2035. The regulations are two-pronged. First, they amend the California Zero-emission Vehicle Regulation to require an increasing number of zero-emission vehicles, and rely on advanced vehicle technologies, including battery-electric, hydrogen fuel cell electric, and plug-in hybrid electric vehicles, to meet air quality and climate change emissions standards. Second, the regulations amend the California Low-emission Vehicle Regulations to include increasingly stringent standards for gasoline cars and heavier passenger trucks to continue to reduce smog-forming emissions while the sector transitions toward 100% electrification by 2035. Similar to the ACCII, on April 28, 2023, CARB voted unanimously to adopt the Advanced Clean Fleet (“ACF”) regulations with the goal of achieving a zero-emission truck and bus fleet by 2045 everywhere feasible, and significantly earlier for certain market segments such as last mile delivery and drayage applications. The initial focus of ACF is on high-priority fleets with vehicles that are suitable for early electrification, their subhaulers, and entities that hire them.
However, in June 2025, the current U.S. presidential administration signed into law three Congressional Review Act resolutions, approved by congress, revoking CAA waivers that were granted by the previous presidential administration that allowed California to set its own stringent vehicle emissions standards (i.e., ACCII and ACF). California and other states have challenged the revocation of the CAA waivers. While the CAA resolutions are currently being litigated, it is currently uncertain whether and to what extent California, other states and local governments will still pursue the vehicle emission standards. In the event we do incur increased costs as a result of increased efforts to control GHG emissions through future adopted regulatory requirements, we may not be able to pass these costs to our customers. These future regulatory requirements also could adversely affect demand for the refined products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operations.

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
Our transportation modes, including pipelines, are subject to federal and/or state regulations, which could reduce profitability and the amount of cash we generate.
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
Beginning in 2022, record refining industry profits raised the concern of many public policy experts and federal and state policymakers, who have questioned whether these profits were justified, or whether they constituted a “windfall” to the industry and have proposed legislation that if enacted could adversely affect our profitability. In September 2022, California adopted Senate Bill No. 1322 (“SB 1322”), which requires refineries in California to report monthly on the volume and cost of the crude oil they buy, the quantity and price of the wholesale gasoline they sell, and the gross gasoline margin per barrel, among other information. The provisions of SB 1322 were effective January 2023. In March 2023, California adopted Senate Bill No. 2 (such statute, together with any regulations contemplated or issued thereunder, “SBx 1-2”), which, among other things, (i) authorized the establishment of a maximum gross gasoline refining margin (“GGRM”) and the imposition of a financial penalty for profits above a maximum GGRM, (ii) significantly expanded the reporting obligations under SB 1322 and the Petroleum Industry Information Reporting Act of 1980, which include reporting requirements to the California Energy Commission (“CEC”) for all participants in the petroleum industry supply chain in California (e.g., refiners, marketers, importers, transporters, terminals, producers, renewables producers, pipelines, and ports), (iii) created the Division of Petroleum Market Oversight within the CEC to analyze the data provided under SBx 1-2, and (iv) authorized the CEC to regulate the timing and other aspects of refinery turnaround and maintenance activities in certain instances. SBx 1-2 imposes increased and substantial reporting requirements, which include daily, weekly, monthly, and annual reporting of detailed operational and financial data on all aspects of our operations in California. The operational data includes any plans for turnaround and maintenance activities at our two California refineries and the way we expect to address the potential impacts on feedstock and product inventories in California as a result of such turnaround and maintenance activities. The provisions of SBx 1-2 became effective June 26, 2023.

In September 2023, the Governor of the State of California directed the CEC to begin the regulatory processes concerning (i) potential penalties for exceeding a maximum GGRM and (ii) the timing of refinery turnarounds and maintenance. Consequently, the CEC adopted an order requiring an informational proceeding on a maximum GGRM and penalty under SBx 1-2. It also adopted an order initiating rulemaking activity under SBx 1-2 that will be focused on refinery maintenance and turnarounds. However, in August 2025, CEC adopted a resolution to pause rulemaking on a maximum GGRM and penalty for five years, but will continue to collect and analyze information to assess a maximum GGRM and penalty during the five-year pause.
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
To the extent that the CEC in the future establishes a maximum GGRM and imposes a financial penalty for profits above such maximum GGRM, inventory requirements, or timing of turnaround schedules, our financial results and profitability could be adversely affected. Our results of operations and our financial performance could also be adversely impacted to the extent that restrictions on turnaround and maintenance activities are imposed by the CEC. We cannot reasonably predict the impact that the full implementation of SBx 1-2 or ABx 2-1 will have on our California operations or our Company nor can we predict the impact that similarly focused legislation or actions in other jurisdictions in which we operate our refineries may have. The legislation in California, and the future enactment of similar legislation in any of the other jurisdictions could adversely impact our business, results of operations, profitability and cash.
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

The potential for such security threats or system failures has subjected our operations to increased risks that could have a material adverse effect on our business. To the extent that these information systems are under our control, we have implemented measures such as virus protection software, emergency recovery processes and a formal disaster recovery plan to address the outlined risks. However, security measures for information systems cannot be guaranteed to be failsafe, and our formal disaster recovery plan and other implemented measures may not prevent delays or other complications that could arise from an information systems failure. If a key system were hacked or otherwise interfered with by an unauthorized user, or were to fail or experience unscheduled downtime for any reason, even if only for a short period, or any compromise of our data security or our inability to use or access these information systems at critical points in time, it could unfavorably impact the timely and efficient operation of our business, damage our reputation and subject us to additional costs and liabilities. The increase in companies and individuals working remotely has increased the frequency and scope of cyber-attacks and the risk of potential cybersecurity incidents, both deliberate attacks and unintentional events. Emerging artificial intelligence technologies may also improve or expand the capabilities of malicious third parties in a way we cannot predict at this time, including being used to develop new hacking tools, exploit vulnerabilities, using phishing to trick employees into making payments or granting access to internal systems, obscure malicious activities, and increase the difficulty of detecting threats, which may result in new or expanded risks and liabilities. While, to date, we have not had a significant cybersecurity breach or attack that had a material impact on our business or results of operations, if we were to be subject to a material successful cyber intrusion, it could result in remediation or service restoration costs, increased cyber protection costs, lost revenues, litigation or regulatory actions by governmental authorities, increased insurance premiums, reputational damage and damage to our competitiveness, financial condition, results of operations and cash flows.
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
Further, our business interruption insurance may not compensate us adequately for losses that may occur. We carry cybersecurity insurance; with certain of our insurance policies allowing for potential coverage for insured property damage resulting from a cyber-security event subject to certain limitations and exclusions. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position, results of operations and cash flows. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.

Continued scrutiny on sustainability matters, developments, and disclosures related to climate change may negatively impact our business and our access to capital markets.
Continued scrutiny on sustainability matters may impact our business as it relates to the use of refined products, climate change, increasing public expectations on companies to address climate change, and potential use of substitutes or replacements to our products may result in increased costs, reduced demand for our products, reduced profits, increased regulations and litigation, and adverse impacts on our access to capital markets. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings for evaluating companies on their approach to sustainability matters. Such ratings are used by some investors to inform and advise their investment and voting decisions. Also, some stakeholders may advocate for divestment of fossil fuel investments and encourage lenders to limit funding to companies engaged in the manufacturing of refined products. Unfavorable sustainability ratings and investment community divestment initiatives may lead to negative investor and public sentiment toward the Company and to the diversion of capital from our industry, which could have a negative impact on our access to, and cost of, capital. This scrutiny, coupled with changes in consumer behavior, attitudes and preferences with respect to the generation and consumption of energy and the use of fossil fuels, may continue to result in (a) the enactment of climate change related regulations, policies and initiatives, including alternative energy requirements, (b) further technological advances related to the generation, storage and consumption of energy through alternative methods such as wind and solar and (c) increased demand for and/or availability of non-fossil fuel energy sources and related consumer products such as electric and hybrid vehicles and renewable power supplies. These developments may also lead to reduced demand for our products, a reduction in our revenue, higher costs and an overall decrease in our profitability.
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
Inflationary pressures have contributed to increased interest rates and capital costs, supply chain disruptions, increased cost of living and labor, and other related items. Although inflation has fluctuated, inflationary pressures may persist or re-emerge, including due to tariffs and other trade measures that may be imposed or enacted, we expect to continue to experience increases in the cost of feedstocks, labor, materials, and other inputs necessary in the refining of crude oil and other feedstocks. Although we may take actions to counteract or mitigate the impacts of inflation, there can be no assurance that such actions will be effective, and sustained or renewed inflationary pressures could have a material adverse effect on our business, results of operations and financial condition. Additionally, higher inflation, elevated interest rates, or concerns of an economic slowdown or recession could impact the demand for our products and services.

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
U.S. and global markets have experienced volatility and disruption following the escalation of geopolitical tensions and Russia’s military action in Ukraine since February 2022, armed hostilities and protests in the middle east and disruptions in international shipping resulting from attacks by armed groups on cargo ships. Although the length and impact of these ongoing military actions and social upheavals is highly unpredictable, these conflicts have led to market disruptions, including significant volatility in the financial markets and the global macroeconomic and geopolitical environment. Furthermore, a protracted conflict between Ukraine and Russia, or any escalation of this conflict, may result in additional financial and economic sanctions and import and/or export controls imposed on Russia by the United States, the United Kingdom, the European Union, Canada and others, such as the United States ban on import of Russian oil effective March 8, 2022 and the European Union ban on oil products from Russia effective February 5, 2023, which may have adverse impacts on the wider global economy and market conditions and could, in turn, have a material adverse impact on our business, financial condition, cash flows and results of operations.
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
We are subject to the requirements of OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, process safety standards and control of occupational exposure to regulated substances, could result in claims against us that could have a material adverse effect on our results of operations, financial condition and the cash flows of the business if we are subjected to significant fines or compliance costs.
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
We are subject to extensive tax liabilities, including federal, state, local and foreign taxes such as income, excise, sales/use, payroll, franchise, property, gross receipts, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations, such as the IRA, are continuously being enacted or proposed and could result in increased expenditures for tax liabilities in the future. These liabilities are subject to periodic audits by the respective taxing authorities, which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties. Also, uncertainties remain with respect to current or contemplated legal, political or regulatory developments that may impose taxes or penalties on profits, windfalls, or margins above certain levels. There can be no certainty that our federal, state, local or foreign taxes could be passed on to our customers.

Acquisitions or other investments that we may undertake in the future involve a number of risks, any of which could cause us not to realize the anticipated benefits.
We may not be successful in acquiring additional assets or making investments in new business, and any acquisitions or other investments that we do consummate may not produce the anticipated benefits or may have adverse effects on our business and operating results. We may selectively consider strategic acquisitions and other investments in the future within the refining, mid-stream and renewable diesel or alternative energy sectors based on performance through the cycle, advantageous access to crude oil supplies, attractive refined products market fundamentals and access to distribution and logistics infrastructure. For example, we are a key participant of the Mid-Atlantic Clean Hydrogen Hub (“MACH2”) initiative, a broad consortium exploring the development of a clean energy and logistics hub on 2,500 acres adjacent to our Delaware City refinery, that was selected by the Department of Energy to receive up to $750.0 million to advance the development of a clean hydrogen production and distribution hub. In connection with MACH2, we are exploring investments in renewable electricity, green hydrogen production, development of 10 million square feet of distribution warehouses and office space, and hydrogen fueling facilities for a large fleet of medium duty trucks. In addition, we own a significant portfolio and are actively pursuing real estate development opportunities, which may entail incremental investment. Our ability to acquire additional assets or invest in new businesses will be dependent upon a number of factors, including our ability to identify acceptable acquisition or investment opportunities, consummate acquisitions or other investments on acceptable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth and many other factors beyond our control. Risks associated with acquisitions and other investments include those relating to the diversion of management time and attention from our existing business, liability for known or unknown environmental conditions or other contingent liabilities and greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results, and the incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets. We may also enter into transition services agreements in the future with sellers of any additional refineries we acquire or otherwise invest in. Such services may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations. In addition, it is likely that, when we acquire or otherwise invest in refineries, we will not have access to the type of historical financial information that we will require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of significant acquisitions or other investments on our financial performance until we have operated the acquired refineries for a substantial period of time.
A portion of our workforce is unionized, and we may face labor disruptions that would interfere with our operations.
Most hourly employees at our refineries are covered by collective bargaining agreements through the USW, the IOW and the IBEW. These agreements are scheduled to expire on various dates in 2026 through 2030 (See “Item 1. Business” - Employees). Future negotiations prior to the expiration of our collective agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.

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
If we fail to realize the expected benefits from our RBI initiative, our financial results may be negatively impacted.
During 2025, we launched our RBI initiative as part of our ongoing strategic efforts to extract incremental value across our business through improved reliability and efficiency. We are focused on several main areas, including projects and turnarounds, strategic procurement opportunities, our six-refinery system, and the corporate and refining organizational structures. We may experience delays or unanticipated costs in implementing our cost saving plans, and may not be able to timely or fully achieve and sustain the expected savings. Certain of these cost saving measures could also have a negative impact on our operations and our financial results.
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
We do not currently apply hedge accounting to any of our commodity derivative contracts and, as a result, unrealized gains and losses will be charged to our earnings based on the increase or decrease in the market value of such unsettled positions. These gains and losses may be reflected in our income statement in periods that differ from when the settlements of the underlying hedged items are reflected in our income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operational performance and make meaningful period to period comparisons more difficult.
Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
Our indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2025, we have total debt of $2,189.3 million, excluding unamortized deferred debt issuance costs of $41.0 million, and we could incur additional borrowings under our asset-based revolving credit facility (the “Revolving Credit Facility”). We may incur additional indebtedness in the future including additional secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements.
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
We currently have notes outstanding with maturity dates in 2028 and 2030. Additionally, our Revolving Credit Facility matures in 2028. We can make no assurance that we will be able to refinance these agreements on acceptable terms prior to their maturity dates. Market disruptions or other credit factors, such as rising inflation and higher interest rates, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. Further, sustainability concerns and other pressures on the oil and gas industry could lead to increased costs of financing or limit our access to the capital markets. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs significantly increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.
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
Our 2028 6.00% Senior Notes, the 2030 7.875% Senior Notes, and the 2030 9.875% Senior Notes are rated B1 by Moody’s, BB by S&P, and BB by Fitch. Any adverse changes in our credit ratings may negatively impact the terms of credit we receive from our suppliers and our requirements to prepay or post collateral. Additionally, adverse actions taken by the rating agencies on our corporate credit rating or the rating of our notes may increase our cost of borrowings or hinder our ability to raise financing in the capital markets or have an unfavorable impact on the credit terms we have with our suppliers, which could impair our ability to grow our business, maintain adequate levels of liquidity and make cash distributions to our members.

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
Certain provisions of our indentures could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of certain transactions constituting a “change of control” as described in the indentures governing the 2028 6.00% Senior Notes, the 2030 7.875% Senior Notes, and the 2030 9.875% Senior Notes, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase. Certain other significant agreements of ours such as the agreement governing the Revolving Credit Facility (the “Revolving Credit Agreement”) also contain provisions related to a change in control that could make it more difficult or expensive for a third-party to acquire us.
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
PBF Energy has recognized, as of December 31, 2025, a total liability for the Tax Receivable Agreement of $168.2 million. As PBF Energy records future taxable income, increases in its Tax Receivable Agreement liability may be necessary. It is possible that future transactions or events could increase the actual tax benefits realized and the corresponding payments. Moreover, future payments under the Tax Receivable Agreement will be based on the tax reporting positions that PBF Energy determines in accordance with the Tax Receivable Agreement. Neither PBF Energy nor any of its subsidiaries will be reimbursed for any payments previously made under the Tax Receivable Agreement if the IRS subsequently disallows part or all of the tax benefits that gave rise to such prior payments.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity risk management and strategy
Our cybersecurity risk management program is managed by our current Chief Information Officer (“CIO”) who reports to our Chief Financial Officer and provides regular updates to the Board of Directors. Our CIO establishes our overall Information Technology (“IT”) security strategy, oversees our information, cyber, and technology security and manages our IT department, which includes our Cybersecurity team. His responsibilities include developing, implementing, and enforcing security policies to protect critical data. The head of our Cybersecurity team, our Director of Information Security, who reports to our CIO, runs the day-to-day management of our cybersecurity risks. Our IT department overall assists in implementing cybersecurity strategies and policies under the direction of the Cybersecurity team, as applicable.
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
On November 24, 2022, the Martinez refinery experienced a catalyst release that was investigated by the BAAD, CCC, the DOJ, the USAO, the EPA, and the California Department of Fish and Wildlife (“CDFW”). The BAAD issued thirty-five (35) NOVs, the CCC Health Services (“CCCHS”) issued two (2) NOVs, and the CDFW has made findings relating to the catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAD, the CalOSHA, the CCCHS, and the EPA. The BAAD also issued NOVs relating to the July 11, 2023 coke dust incident and NOVs relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident, and received inquiries or notices of investigation from the BAAD, the CalOSHA, and the CCCHS. The BAAD additionally issued NOVs relating to the December 15, 2023 flaring incident and NOVs relating to the December 18, 2023 brush fire incident. The CDFW, the CCCHS, and the BAAD referred their findings and/or NOVs to the CCC District Attorney for the catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAD announced a joint civil enforcement action against MRC for the enforcement of the BAAD’s, the CCCHS’s, and the CDFW’s claims from the catalyst incident, as well as additional enforcement claims from various incidents involving NOVs issued by the BAAD. On February 18, 2026, a final judgment was entered by the judge in the joint civil enforcement action, pursuant to which MRC has agreed to pay $6.4 million to the BAAD with respect to all NOVs issued from February 1, 2020 to February 1, 2025, $3.5 million to the CCC District Attorney, $100,000 to CCCHS for its referred NOVs and $50,000 to the CDFW for its referred NOVs.. In addition, MRC will also pay $600,000 to fund supplemental environmental projects. The judgment resolves these specific matters with respect to these agencies but does not impact any other violations that these agencies may issue against MRC. In addition, the judgment does not affect any of the other investigations referenced above that remain outstanding, for which we presently believe the outcomes will not have a material impact on our financial position, results of operations, or cash flows.

In connection with the Martinez refinery fire, investigations are being conducted by various regulatory agencies, including the CalOSHA, the BAAD, the CCCHS, the DOJ, the USAO, the EPA, and the CSB. There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. On May 1, 2025, following a review of the Martinez refinery’s causal report for flaring associated with the Martinez refinery fire as part of its ongoing investigation of the event, to date, the BAAD has issued a total of twenty-two (22) NOVs relating to the Martinez refinery fire. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, PBF Western Region, Torrance Refining and the manager of our Torrance refinery along with ExxonMobil were named as defendants in a putative class action filed in the Superior Court of California, County of Los Angeles, alleging negligence, nuisance, trespass, and strict liability claims arising from a February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery, which at the time was owned and operated by ExxonMobil, and subsequent operations by Torrance Refining after the acquisition of the Torrance refinery in July 2016. To the extent the claims relate to the ESP explosion, ExxonMobil retained responsibility for any resulting liabilities pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave for plaintiffs to file a second amended complaint alleging groundwater contamination and added an additional plaintiff, Youssef. On October 15, 2019, the Court granted certification of two limited classes of with Youssef as the sole class representative and named plaintiff, related to trespass claims for ground contamination (“Ground Subclass”) and nuisance for air emissions (“Air Subclass”). On May 5, 2021, the Court granted leave for plaintiffs to a third amended complaint to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ motion to substitute Navarro as class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On October 30, 2023, plaintiff appealed the Court’s ruling to the Ninth Circuit. On April 15, 2025, the Ninth Circuit issued a ruling that reversed the Court’s dismissal of the individual trespass claim and vacated the decertification of the Ground Subclass. The Ninth Circuit, however, affirmed the Court’s grant of summary judgment as to plaintiff’s individual nuisance claims and decertification of the Air Subclass. On August 12, 2025, the Ninth Circuit remanded the case back to the Court regarding the trespass claim and Ground Subclass decertification for reconsideration. On January 12, 2026, the Court directed the parties to file a joint status report by March 2, 2026, to propose a briefing schedule regarding class representative substitution, renewed class certification for the Ground Subclass, and a discovery schedule. We intend to continue to defend this matter vigorously. Based on information currently available, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations, or cash flows.
Beginning in August 2023, MRC and, in certain cases, we and PBF Western Region, have been named as defendants in a series of related class and individual actions arising from MRC’s operations in Martinez, California (collectively, the “Martinez Actions”). The complaints generally allege claims including negligence, public and private nuisance, trespass, premises liability, strict liability for ultrahazardous activities, and, in one action, alleged CAA violations and claims for medical and environmental monitoring. The actions are pending in the U.S. District Court for the Northern District of California. The first-filed action, Piscitelli et al. v. Martinez Refining Company LLC, commenced on August 16, 2023, as a putative class action. On April 10, 2024, plaintiffs filed a first amended complaint to add plaintiff Malan and dismiss plaintiff Zanzucchi. On June 17, 2024, the Court granted plaintiffs’ motion to dismiss plaintiff Piscitelli. On September 30, 2025, the Court denied plaintiffs’ motion for class certification. Plaintiffs did not appeal that ruling. The other actions that have been filed include Alena Cruz and Shannon Payne vs. PBF Energy Inc., et. al, a putative class action; Jennifer Frye, et al. v. Martinez Refining Company LLC, filed by 18 individual plaintiffs; Alice Saliba, et al. v. Martinez Refining Company LLC, filed by 285 individual plaintiffs; Elizabeth Silvestri, et al. v. Martinez Refining Company LLC, filed by 195 individual plaintiffs; Robert Manning, et al. v. Martinez Refining Company LLC filed by 204 individual plaintiffs; and Canning v. Martinez Refining Company LLC, filed by two individual plaintiffs. In the Cruz case, on April 4, 2024, the Cruz Court dismissed all wrongly named PBF entities and plaintiffs’ CAA and medical monitoring claims. In the Frye case, on December 17, 2024, the Frye Court issued a ruling partially dismissing some of plaintiffs’ claims. In the Canning Case, the case was removed from state to federal court, and on November 14, 2025, plaintiffs filed a first amended complaint limiting their claims to only alleged property damages associated with the November 24, 2022 catalyst release.
On April 15, 2025, the Piscitelli Court ordered the Piscitelli, Cruz, Frye, Saliba, Silvestri, and Manning cases related for coordination of common core issues. Subsequently, on July 16, 2025, the Piscitelli Court also related the Canning case for common core issues. On January 29, 2026, the Piscitelli Court issued a scheduling order for the Martinez Actions with discovery and certain motion practice continuing through first quarter 2028. Based on information currently available, we do not believe that the ultimate resolution of the Martinez Actions will have a material adverse effect on our financial position, results of operations, or cash flows.
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
Holders
At February 20, 2026, 100% of our outstanding membership interests were held by PBF LLC. PBF Finance had 100 shares of common stock outstanding, all of which were held by us. None of the membership interests are publicly-traded, and none were issued or sold in 2025.
Dividend and Distribution Policy
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make distributions; however, our ability to make distributions to PBF LLC is, and in the future may be, limited by covenants in our Revolving Credit Facility, the 2028 6.00% Senior Notes, the 2030 7.875% Senior Notes, the 2030 9.875% Senior Notes, and other debt instruments. Subject to certain exceptions, the Revolving Credit Facility and the indentures governing the senior notes prohibit us from making distributions to PBF LLC if certain defaults exist. Our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.
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
We made $273.1 million in distributions to PBF LLC during the year ended December 31, 2025. In addition, during the year ended December 31, 2025 PBF LLC used $126.5 million to make non-tax distributions to its members, of which $125.6 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $125.6 million to pay cash dividends of $0.275 per share of its Class A common stock on March 14, 2025, May 29, 2025, August 28, 2025, and November 26, 2025.
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
In this Item 7, we discuss results for the years ended December 31, 2025 and 2024 and comparisons of the results for the years ended December 31, 2025 and 2024. Discussions of results for the year ended December 31, 2023 and comparisons of the results for the years ended December 31, 2024 and 2023 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's annual report on Form 10-K for the year ended December 31, 2024.
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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking information in this Annual Report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•supply, demand, prices, and other market conditions for our products, or crude oil, including volatility in commodity prices or constraints arising from federal, state or local governmental actions or environmental and/or social activists that reduce crude oil production or availability in the regions in which we operate our pipelines and facilities;
•rate of inflation, including increases due to tariffs and other trade measures that may be proposed or enacted, and its impact on supply and demand, pricing, and supply chain disruption;
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

•the risk and uncertainties associated with the Martinez refinery fire, including our expectations with respect to the full restart of the Martinez refinery, our ability to procure necessary permits and equipment and materials required to rebuild the Martinez refinery, the timing of the restart of certain units damaged by the Martinez refinery fire, the throughput of the Martinez refinery during this period, estimated costs, the anticipated amount and timing of the remaining insurance recoveries related to the Martinez refinery fire, and the results and consequences of any governmental and regulatory investigations related to the Martinez refinery fire;
•the amount and the timing of cost savings and operational efficiencies to be achieved through our RBI initiative;
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
•political pressure and influence of environmental groups and other stakeholders on decisions and policies related to the refining processing, and storage of crude oil and refined products, and the related adverse impacts from changes in our regulatory environment, such as the effects of compliance with AB 32 and/or ABx 2-1 and SBx 1-2, or from actions taken by environmental interest groups;
•the risk of cyber-attacks;
•our increased dependence on technology;
•the effects of competition in our markets;
•our ability to make acquisitions or investments, including in renewable diesel production, and to realize the benefits from such acquisitions or investments;
•liabilities arising from recent acquisitions or investments, that are unforeseen or exceed our expectations;
•our expectations and timing with respect to any acquisitions and investment activities;
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
Martinez Refinery Fire
On February 1, 2025, the Martinez refinery fire occurred. As a result, the refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations by various regulatory agencies are ongoing. Consequently, throughput volumes at the Martinez refinery in 2025 were significantly below 2024 levels.
During the year ended December 31, 2025, we received unallocated insurance proceeds totaling $893.5 million, net of deductibles and retentions. As a result, we recognized $832.5 million as Gain on insurance recoveries in the Consolidated Statements of Operations for the year ended December 31, 2025. This amount is net of the $61.0 million receivable previously recorded at March 31, 2025, related to the recovery of the write-down of the net book value of the damaged refinery units and certain fire response costs.
In addition, during the year ended December 31, 2025, we recorded operating expenses associated with the Martinez refinery fire of approximately $163.7 million.

Costs Related to RBI Initiative
During 2025, we launched our RBI initiative as part of our ongoing strategic efforts to extract incremental value across our business. For the year ended December 31, 2025, we recorded $29.6 million in expenses related to this initiative, which includes $4.7 million in severance charges recognized during the second quarter of 2025. These charges are reflected in General and administrative expenses in the Consolidated Statements of Operations.
Debt and Credit Facilities
Senior Notes
On March 17, 2025, we issued $800.0 million in aggregate principal amount of the 2030 9.875% Senior Notes. The net proceeds from the offering were approximately $776.0 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds, to repay outstanding borrowings under the Revolving Credit Facility and for general corporate purposes.
On August 21, 2023, we issued $500.0 million in aggregate principal amount of the 2030 7.875% Senior Notes. The net proceeds from the offering were approximately $488.8 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds, together with cash on hand, to fully redeem the outstanding 7.25% senior unsecured notes due 2025 (the “2025 Senior Notes”), including accrued and unpaid interest, on September 13, 2023 for approximately $664.5 million.
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
There were $100.0 million and $200.0 million outstanding borrowings under the Revolving Credit Facility as of December 31, 2025 and December 31, 2024, respectively.
Catalyst Financing Obligations
During the year ended December 31, 2023, we settled our last remaining outstanding precious metal financing arrangement, which represented a reduction of debt of approximately $3.1 million.
Refer to “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements, for further information.
Inventory Intermediation Agreement
Prior to 2023, PBF Holding and its subsidiaries, DCR, PRC, and Chalmette Refining (collectively, the “PBF Entities”), entered into the third amended and restated inventory intermediation agreement (the “Inventory Intermediation Agreement”) with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. (“J. Aron”). Pursuant to the Inventory Intermediation Agreement, J. Aron purchased and held title to certain crude oil, intermediates, and finished products (the “J. Aron Products”) purchased or produced by the Paulsboro and Delaware City refineries (and at the election of the PBF Entities, the Chalmette refinery) (collectively, the “Refineries”) and delivered into the storage tanks at the Refineries (the “Storage Tanks”). The J. Aron Products were sold back to us as the J. Aron Products were discharged out of the Storage Tanks.

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
Renewable Fuel Standard
We are subject to obligations to purchase RINs required to comply with RFS. Our overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. We record our RINs obligation on a net basis in Accrued expenses when our RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. We incurred approximately $680.1 million in RINs costs during the year ended December 31, 2025 as compared to $515.3 million and $762.3 million during the years ended December 31, 2024 and 2023, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and changes in our production of on-road transportation fuels. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.
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

Credit Risk Management
Credit risk refers to the risk that a counterparty will default on its contractual obligations resulting in financial loss to us. Our exposure to credit risk is reflected in the carrying amount of the receivables that are presented in our Consolidated Balance Sheets. To minimize credit risk, all customers are subject to extensive credit verification procedures and extensions of credit above defined thresholds are to be approved by the senior management. Our intention is to trade only with recognized creditworthy third parties. In addition, receivable balances are monitored on an ongoing basis. We also limit the risk of bad debts by obtaining security such as guarantees or letters of credit when deemed necessary.
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
Currently, crude oil delivered by rail may be consumed at our East Coast refineries. The PBFX Delaware City rail unloading facilities, and the East Coast Storage Assets, allow our East Coast refineries to source WTI-based crude oils from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crude oils. In support of this rail strategy, we have at times entered into agreements to lease or purchase crude railcars. In subsequent periods, we have sold or returned railcars to optimize our railcar portfolio. Our railcar fleet provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and the Mid-Continent.
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

Refinery-Specific Information
The following section includes refinery-specific information related to our operations under normal operating conditions, crude oil differentials, ancillary costs, and local premiums and discounts.
East Coast Refining System (Delaware City and Paulsboro Refineries). The benchmark refining margin for the East Coast Refining System is calculated by assuming that two barrels of Dated Brent crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the NYH market value of reformulated blendstock for oxygenate blending (“RBOB”) and ULSD against the market value of Dated Brent and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. The East Coast Refining System has a product slate of approximately 39% distillate, 37% gasoline, 2% high-value Group I lubricants, 1% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (14% black oil, 3% LPGs, and 4% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of East Coast refining revenues are generated off NYH-based market prices.
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
•as a result of the heavy, sour crude slate processed at our East Coast Refining System, we produce lower value products including sulfur, carbon dioxide and petroleum coke. These products are typically priced at a significant discount to RBOB and ULSD; and
•the Paulsboro refinery produces Group I lubricants which generally carry a premium sales price to RBOB and ULSD, and the black oil is sold as asphalt, which may be sold at a premium or discount to Dated Brent based on the market.
Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of CBOB and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 52% gasoline, 38% distillate, 3% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (4% LPGs and 3% black oil). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
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

Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is calculated by assuming two barrels of LLS crude oil are converted into one barrel of gasoline and one barrel of diesel. We calculate this benchmark using the US Gulf Coast market value of 87 conventional gasoline and ULSD against the market value of LLS and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 46% gasoline and 31% distillate, 1% high-value petrochemicals with the remaining portion of the product slate comprised of lower-value products (9% black oil, 5% LPGs, and 8% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.
The Chalmette refinery’s realized gross margin on a per barrel basis has historically differed from the LLS (Gulf Coast) 2-1-1 benchmark refining margin due to the following factors:
•the Chalmette refinery crude slate can vary widely and recently has processed a slate of primarily light and medium crude oils, which represents approximately 60% to 75% of total throughput. The remaining throughput consists of heavy crude oils and other feedstocks and blendstocks; and
•as a result of the significant portion of heavy, sour crude slate processed at Chalmette, we produce lower-value products including sulfur and petroleum coke. These products are typically priced at a significant discount to 87 conventional gasoline and ULSD.
Torrance Refinery. The benchmark refining margin for the Torrance refinery is calculated by assuming that four barrels of ANS crude oil are converted into three barrels of gasoline, one-half barrel of diesel and one-half barrel of jet fuel. We calculate this benchmark using the West Coast Los Angeles market value of California reformulated blendstock for oxygenate blending (“CARBOB”), CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 4-3-1 benchmark refining margin. Our Torrance refinery has a product slate of approximately 57% gasoline and 29% distillate with the remaining portion of the product slate comprised of lower-value products (3% LPG, 2% black oil and 9% other). For this reason, we believe the ANS (West Coast) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Torrance revenues are generated off West Coast Los Angeles-based market prices.
The Torrance refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (West Coast) 4-3-1 benchmark refining margin due to the following factors:
•the Torrance refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 60% to 80% of total throughput. The Torrance crude slate has the lowest API gravity (typically an API gravity of less than 20 degrees) of all of our refineries. The remaining throughput consists of other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Torrance, we produce lower-value products including petroleum coke and sulfur. These products are typically priced at a significant discount to gasoline and diesel.

Martinez Refinery. The benchmark refining margin for the Martinez refinery is calculated by assuming that three barrels of ANS crude oil are converted into two barrels of gasoline, one-quarter barrel of diesel and three-quarter barrel of jet fuel. We calculate this benchmark using the West Coast San Francisco market value of CARBOB, CARB diesel and jet fuel and refer to the benchmark as the ANS (West Coast) 3-2-1 benchmark refining margin. Our Martinez refinery has a product slate of approximately 58% gasoline and 31% distillate with the remaining portion of the product slate comprised of lower-value products (4% LPG, 3% black oil petroleum coke, and 4% other). For this reason, we believe the ANS (West Coast) 3-2-1 is an appropriate benchmark industry refining margin. The majority of Martinez revenues are generated off West Coast San Francisco-based market prices.
The Martinez refinery’s realized gross margin on a per barrel basis has historically differed from the ANS (West Coast) 4-3-1 benchmark refining margin due to the following factors:
•the Martinez refinery has generally processed a slate of primarily heavy sour crude oils, which has historically constituted approximately 45% to 70% of total throughput. The remaining throughput consists of other feedstocks and blendstocks; and
•as a result of the heavy, sour crude slate processed at Martinez, we produce lower-value products including petroleum coke and sulfur. These products are typically priced at a significant discount to gasoline and CARB diesel.

Results of Operations
The following tables reflect our consolidated financial and operating highlights for the years ended December 31, 2025, 2024 and 2023 (amounts in millions, unless otherwise noted).

	Year Ended December 31,
	2025	2024	2023
Revenues	$29,297.7	$33,077.9	$38,288.5
Cost and expenses:
Cost of products and other	26,950.2	30,590.3	33,000.8
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,547.0	2,487.8	2,581.3
Depreciation and amortization expense	594.2	578.4	523.9
Cost of sales	30,091.4	33,656.5	36,106.0
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	322.0	250.5	350.2
Depreciation and amortization expense	8.4	7.1	8.5
Gain on insurance recoveries, net	(832.5)	—	—
Change in fair value of contingent consideration, net	—	(3.3)	(45.8)
Loss (gain) on sale of assets	1.0	0.4	(1.3)
Total cost and expenses	29,590.3	33,911.2	36,417.6
Income (loss) from operations	(292.6)	(833.3)	1,870.9
Other income (expense):
Interest expense (net of interest income of $17.7, $49.2, and $71.6, respectively)	(186.7)	(70.7)	(61.3)
Change in fair value of catalyst obligations	—	—	1.1
Loss on extinguishment of debt	—	—	(5.7)
Other non-service components of net periodic benefit cost	1.3	2.4	0.7
Income (loss) before income taxes	(478.0)	(901.6)	1,805.7
Income tax expense (benefit)	3.3	(5.7)	1.9
Net income (loss)	(481.3)	(895.9)	1,803.8
Less: net income (loss) attributable to noncontrolling interests	0.1	(0.4)	0.9
Net income (loss) attributable to PBF Holding Company LLC	$(481.4)	$(895.5)	$1,802.9
Consolidated gross margin	$(793.7)	$(578.6)	$2,182.5
Gross refining margin (1)	$2,347.5	$2,487.6	$5,287.7
 ——————————
(1)See Non-GAAP Financial Measures.

Operating Highlights

	Year Ended December 31,
	2025	2024	2023
Key Operating Information
Production (bpd in thousands)	838.5	913.1	918.3
Crude oil and feedstocks throughput (bpd in thousands)	832.9	904.0	909.4
Total crude oil and feedstocks throughput (millions of barrels)	304.0	330.9	329.0
Consolidated gross margin per barrel of throughput	$(2.61)	$(1.76)	$6.63
Gross refining margin, excluding special items, per barrel of throughput (1)	$8.77	$7.89	$16.07
Refinery operating expense, per barrel of throughput	$8.38	$7.52	$7.85

Crude and feedstocks (% of total throughput) (2)
Heavy	25%	31%	27%
Medium	37%	38%	35%
Light	21%	17%	20%
Other feedstocks and blends	17%	14%	18%
Total throughput	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	45%	47%	47%
Distillates and distillate blendstocks	35%	34%	34%
Lubes	1%	1%	1%
Chemicals	1%	1%	1%
Other	19%	18%	18%
Total yield	101%	101%	101%
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

	Year Ended December 31,
(dollars per barrel, except as noted)	2025	2024	2023
Dated Brent crude oil	$69.03	$80.72	$82.64
West Texas Intermediate (WTI) crude oil	$64.87	$75.87	$77.67
Light Louisiana Sweet (LLS) crude oil	$67.08	$78.33	$80.14
Alaska North Slope (ANS) crude oil	$69.67	$80.24	$82.36
Crack Spreads
Dated Brent (NYH) 2-1-1	$22.59	$18.24	$29.67
WTI (Chicago) 4-3-1	$18.31	$16.27	$23.71
LLS (Gulf Coast) 2-1-1	$21.76	$18.21	$29.13
ANS (West Coast-LA) 4-3-1	$27.52	$23.36	$36.88
ANS (West Coast-SF) 3-2-1	$30.14	$24.62	$36.89
Crude Oil Differentials
Dated Brent (foreign) less WTI	$4.16	$4.84	$4.97
Dated Brent less Maya (heavy, sour)	$9.31	$12.31	$13.71
Dated Brent less WTS (sour)	$4.34	$4.85	$4.99
Dated Brent less ASCI (sour)	$4.12	$5.23	$5.73
WTI less WCS (heavy, sour)	$12.17	$14.82	$18.32
WTI less Bakken (light, sweet)	$1.21	$1.39	$(1.28)
WTI less Syncrude (light, sweet)	$0.97	$0.75	$(0.91)
WTI less LLS (light, sweet)	$(2.21)	$(2.45)	$(2.48)
WTI less ANS (light, sweet)	$(4.80)	$(4.36)	$(4.70)
Effective RIN basket price	$5.85	$3.75	$7.02
Natural gas (dollars per MMBTU)	$3.62	$2.41	$2.66
2025 Compared to 2024
Overview— Our net loss was $(481.3) million for the year ended December 31, 2025 compared to net loss of $(895.9) million for the year ended December 31, 2024.
Our results for the year ended December 31, 2025 were positively impacted by a special item consisting of a gain on insurance recoveries, net of $832.5 million, partially offset by a non-cash LCM inventory adjustment of approximately $313.0 million, expenses associated with the Martinez refinery fire of $163.7 million, costs related to the RBI initiative of approximately $29.6 million, and a LIFO inventory decrement of $5.4 million. Our results for the year ended December 31, 2024 were negatively impacted by a special item consisting of a LIFO inventory decrement of $124.5 million, partially offset by a change in fair value of contingent consideration related to changes in our earn-out obligation associated with the acquisition of the Martinez refinery and logistic assets (the “Martinez Contingent Consideration”) of $3.3 million.

Excluding the impact of these special items, our results for the year ended December 31, 2025 reflected an overall increase in refining margins compared to the same period in 2024. This improvement was primarily driven by favorable movements in crack spreads, partially offset by lower crude oil differentials, as well as lower throughput volumes and barrels sold at the majority of our refineries. In addition, the temporary shutdown of the Martinez refinery following the fire negatively impacted results due to lower and sub-optimal refinery yields for most of the year. Higher interest expense resulting from increased debt balances also weighed on earnings in 2025.
Revenues— Revenues totaled $29.3 billion for the year ended December 31, 2025 compared to $33.1 billion for the year ended December 31, 2024, a decrease of approximately $3.8 billion or 11.5%. Revenues per barrel sold were $81.92 and $90.37 for the years ended December 31, 2025 and 2024, respectively, a decrease of 9.4% directly related to lower hydrocarbon commodity prices and sale volumes. For the year ended December 31, 2025, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 300,300 bpd, 147,000 bpd, 174,800 bpd and 210,800 bpd, respectively. For the year ended December 31, 2024, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 305,200 bpd, 140,700 bpd, 162,200 bpd and 295,900 bpd, respectively. For the year ended December 31, 2025, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 344,000 bpd, 155,800 bpd, 167,500 bpd and 312,700 bpd, respectively. For the year ended December 31, 2024, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast and West Coast refineries averaged approximately 347,700 bpd, 148,500 bpd, 158,700 bpd and 345,300 bpd, respectively.
Overall average throughput rates at our refineries were lower in the year ended December 31, 2025 primarily due to unplanned downtime at our West Coast refineries when compared to the same period in 2024. We plan to continue operating our refineries based on demand and current market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated gross margin— Consolidated gross margin totaled $(793.7) million for the year ended December 31, 2025, compared to $(578.6) million for the year ended December 31, 2024, a decrease of $215.1 million. Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $2,347.5 million, or $7.72 per barrel of throughput, for the year ended December 31, 2025 compared to $2,487.6 million, or $7.51 per barrel of throughput, for the year ended December 31, 2024, a decrease of approximately $140.1 million. Gross refining margin excluding special items totaled $2,665.9 million, or $8.77 per barrel of throughput, for the year ended December 31, 2025 compared to $2,612.1 million, or $7.89 per barrel of throughput, for the year ended December 31, 2024.
Consolidated gross margin and gross refining margin for the year ended December 31, 2025 were negatively impacted by a non-cash LCM adjustment of $313.0 million resulting from the decrease in crude oil and refined product prices from the prior year, and a LIFO inventory decrement charge of $5.4 million primarily associated with the Martinez refinery. Consolidated gross margin and gross refining margin for the year ended December 31, 2024 were negatively impacted by a LIFO inventory decrement charge of $124.5 million mainly related to our East Coast and Gulf Coast LIFO inventory layers. Consolidated gross margin and gross refining margin excluding special items increased primarily due to favorable movements in crack spreads, partially offset by lower crude oil differentials, as well as lower throughput volumes and barrels sold at the majority of our refineries. In addition, the temporary shutdown of the Martinez refinery following the fire negatively affected our margins.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. Total RFS compliance costs were $680.1 million for the year ended December 31, 2025 compared to $515.3 million for the year ended December 31, 2024.

Average industry margins were favorable during the year ended December 31, 2025 in comparison to the prior year, primarily due to increased refining margins as a result of favorable movements in crack spreads at all of our refineries offset by narrowing crude differentials, particularly between light and heavy crude grades.
Favorable movements in these benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $22.59 per barrel, or 23.8% higher, in the year ended December 31, 2025, as compared to $18.24 per barrel in the same period in 2024. Our margins were negatively impacted from our refinery specific slate on the East Coast by weakened light-heavy crude spreads including Dated Brent/Maya and Dated Brent/ASCI differentials, which decreased by $3.00 and $1.11 per barrel, respectively, compared to the same period in 2024. Additionally, the WTI/WCS differential decreased to $12.17 per barrel in 2025 compared to $14.82 per barrel in 2024, which unfavorably impacted our cost of heavy Canadian crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $18.31 per barrel, or 12.5% higher, in the year ended December 31, 2025, as compared to $16.27 per barrel in the prior year. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a decreasing WTI/Bakken differential, which averaged a discount of $1.21 per barrel in the year ended December 31, 2025, as compared to a discount of $1.39 per barrel in the prior year. However, the WTI/Syncrude differential averaged a discount of $0.97 per barrel for the year ended December 31, 2025 as compared to a discount of $0.75 per barrel in the prior year.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $21.76 per barrel, or 19.5% higher, in the year ended December 31, 2025 as compared to $18.21 per barrel in the prior year. Margins on the Gulf Coast were negatively impacted from our refinery specific slate by a narrowing light-heavy crude spreads including Dated Brent/WTS, which averaged a discount of $4.34 per barrel for the year ended December 31, 2025 as compared to a discount of $4.85 per barrel in the prior year.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $27.52 per barrel, or 17.8% higher, in the year ended December 31, 2025 as compared to $23.36 per barrel in the prior year. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $30.14 per barrel, or 22.4% higher, in the year ended December 31, 2025 as compared to $24.62 per barrel in the prior year. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakening crude spreads including WTI/WCS differential, which averaged $12.17 per barrel for the year ended December 31, 2025 as compared to $14.82 per barrel in the prior year.
Operating expenses— Operating expenses totaled $2,547.0 million, or $8.38 per barrel of throughput, for the year ended December 31, 2025 compared to $2,487.8 million, or $7.52 per barrel of throughput, for the year ended December 31, 2024, an increase of $59.2 million, or 2.4%. The increase in operating expenses in comparison to the same period in 2024 was mainly attributable to higher maintenance expenses at our Martinez refinery due to the Martinez refinery fire, partially offset by lower outside services, including lower legal expenses, as well as realized RBI cost savings mainly attributable to reduced energy, utilities, and maintenance costs.
General and administrative expenses— General and administrative expenses totaled $322.0 million for the year ended December 31, 2025, compared to $250.5 million for the year ended December 31, 2024, an increase of $71.5 million or 28.5%. The increase in general and administrative expenses in comparison to the same period in 2024 was primarily due to higher employee related expenses and higher outside service costs incurred in connection with the RBI initiative. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries.

Gain on insurance recoveries, net— There was a gain on insurance recoveries of $832.5 million, associated with the Martinez refinery fire for the year ended December 31, 2025, which was net of the $61.0 million receivable that was recorded at March 31, 2025. There were no such gains for the year ended December 31, 2024.
Loss (gain) on sale of assets— There was a net loss of $1.0 million and $0.4 million for the years ended December 31, 2025 and December 31, 2024, respectively, related primarily to the sale of non-operating refinery assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $602.6 million for the year ended December 31, 2025 (including $594.2 million recorded within Cost of sales) compared to $585.5 million for the year ended December 31, 2024 (including $578.4 million recorded within Cost of sales), an increase of $17.1 million. The increase was a result of a general increase in our fixed asset base due to capital projects and turnarounds completed since the end of the prior year.
Change in fair value of contingent consideration, net— Change in fair value of contingent consideration represented a gain of $3.3 million for the year ended December 31, 2024. This gain was related to changes in the estimated fair value of the Martinez Contingent Consideration. Our final earn-out payment of $18.8 million was paid in full during the second quarter of 2024.
Interest expense, net— Interest expense, net totaled $186.7 million for the year ended December 31, 2025, compared to $70.7 million for the year ended December 31, 2024, an increase of $116.0 million. The net increase is mainly attributable to higher interest cost associated with the issuance of the 2030 9.875% Senior Notes in March 2025 and higher average outstanding borrowings on our Revolving Credit Facility. Additionally, there was a $31.5 million decrease in interest income earned during the year ended December 31, 2025 driven by lower interest rates and cash deposits in comparison to the prior year. For the year ended December 31, 2025, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils and the amortization of deferred financing costs.
Income tax expense (benefit)— As we are a limited liability company treated as a “flow-through” entity for income tax purposes, our consolidated financial statements generally do not include a benefit or expense for income taxes for the years ended December 31, 2025 and 2024, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the acquisition of our Chalmette refinery and our wholly-owned Canadian subsidiary, PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. Income tax expense of $3.3 million was recorded for the year ended December 31, 2025 in comparison to an income tax benefit of $5.7 million recorded for the year ended December 31, 2024, primarily attributable to the results of PBF Ltd.

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
Special Items
The Non-GAAP measures presented include gross refining margin excluding special items, and EBITDA excluding special items. Special items for the periods presented relate to LCM inventory adjustments, a LIFO inventory decrement, expenses associated with the Martinez refinery fire, gain on insurance recoveries, costs related to the RBI initiative, net changes in fair value of contingent consideration, loss on extinguishment of debt and termination of the Inventory Intermediation Agreement, and gains on land sales. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

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
The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin, and gross refining margin excluding special items, to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Year Ended December 31,
	2025		2024		2023
	$	per barrel of throughput	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$29,297.7	$96.37	$33,077.9	$99.96	$38,288.5	$116.37
Less: Cost of sales	30,091.4	98.98	33,656.5	101.72	36,106.0	109.74
Consolidated gross margin	$(793.7)	$(2.61)	$(578.6)	$(1.76)	$2,182.5	$6.63
Reconciliation of consolidated gross margin to gross refining margin:
Consolidated gross margin	$(793.7)	$(2.61)	$(578.6)	$(1.76)	$2,182.5	$6.63
Add: Refining operating expenses	2,547.0	8.38	2,487.8	7.52	2,581.3	7.85
Add: Refining depreciation expense	594.2	1.95	578.4	1.75	523.9	1.59
Gross refining margin	$2,347.5	$7.72	$2,487.6	$7.51	$5,287.7	$16.07
Special Items: (1)
Add: LCM inventory adjustment	313.0	1.03	—	—	—	—
Add: LIFO inventory decrement	5.4	0.02	124.5	0.38	—	—
Gross refining margin excluding special items	$2,665.9	$8.77	$2,612.1	$7.89	$5,287.7	$16.07
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, change in the fair value of catalyst obligations, LCM inventory adjustment, LIFO inventory decrement, expenses associated with the Martinez refinery fire, gain on insurance recoveries, costs related to RBI initiative, net change in the fair value of contingent consideration, loss on extinguishment of debt, gain on land sales, and certain other non-cash items.
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Reconciliation of net income (loss) to EBITDA and EBITDA excluding special items:
Net income (loss)	$(481.3)	$(895.9)	$1,803.8
Add: Depreciation and amortization expense	602.6	585.5	532.4
Add: Interest expense, net	186.7	70.7	61.3
Add: Income tax expense (benefit)	3.3	(5.7)	1.9
EBITDA	$311.3	$(245.4)	$2,399.4
Special Items: (1)
Add: LCM inventory adjustment	313.0	—	—
Add: LIFO inventory decrement	5.4	124.5	—
Add: Martinez refinery fire expenses	163.7	—	—
Add: Gain on insurance recoveries, net	(832.5)	—	—
Add: Costs related to RBI initiative	29.6	—	—
Add: Change in fair value of contingent consideration, net	—	(3.3)	(45.8)
Add: Loss on extinguishment of debt	—	—	5.7
Add: Gain on land sales	—	—	(1.7)
EBITDA excluding special items	$(9.5)	$(124.2)	$2,357.6

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$311.3	$(245.4)	$2,399.4
Add: Stock based compensation	39.0	44.3	51.5
Add: Change in fair value of catalyst obligations	—	—	(1.1)
Special Items: (1)
Add: LCM inventory adjustment	313.0	—	—
Add: LIFO inventory decrement	5.4	124.5	—
Add: Martinez refinery fire expenses	163.7	—	—
Add: Gain on insurance recoveries, net	(832.5)	—	—
Add: Costs related to RBI initiative	29.6	—	—
Add: Change in fair value of contingent consideration, net	—	(3.3)	(45.8)
Add: Loss on extinguishment of debt	—	—	5.7
Add: Gain on land sales	—	—	(1.7)
Adjusted EBITDA	$29.5	$(79.9)	$2,408.0
——————————
See Notes to Non-GAAP Financial Measures.

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:
(1)    Special items:
LCM inventory adjustment - LCM is a GAAP requirement for inventory valuation that mandates inventory to be stated at the lower of cost or market. Our inventories are valued at the lower of cost or market with cost determined using the LIFO methodology, under which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market price is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. When the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between periods. The net impact of these LCM inventory adjustments is included in the Refining segment’s income from operations, but excluded from the operating results presented, as applicable, to ensure comparability between periods.
During the year ended December 31, 2025, we recorded an adjustment to value our inventories to the LCM which decreased both income from operations and net income by $313.0 million. There were no such adjustments in any of the other periods presented.
LIFO inventory decrement - During the year ended December 31, 2025, we recorded a charge to cost of products and other related to a LIFO inventory layer decrement, primarily associated with the Martinez refinery. These charges decreased both income from operations and net income by $5.4 million. During the year ended December 31, 2024, we recorded a charge to cost of products and other related to a LIFO inventory layer decrement, with the majority related to our East Coast and Gulf Coast LIFO inventory layers. These charges decreased both income from operations and net income by $124.5 million. Decrements recorded in the year ended December 31, 2023 were de minimis.
Martinez refinery fire expenses - During the year ended December 31, 2025, we recorded operating expenses associated with the Martinez refinery fire that decreased both income from operations and net income by $163.7 million. There were no such costs in any of the other periods presented.
Gain on insurance recoveries, net - During the year ended December 31, 2025, we recorded a gain on insurance recoveries associated with the Martinez refinery fire that increased both income from operations and net income by $832.5 million. There were no such gains in any of the other periods presented.
Costs related to RBI initiative - During the year ended December 31, 2025, we launched our RBI initiative as part of our ongoing strategic efforts to extract incremental value across our business. As a result, we recorded expenses related to the execution of this initiative that decreased both income from operations and net income by $29.6 million. These charges are included within General and administrative expenses. There were no such charges in any of the other periods presented.
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

Loss on extinguishment of debt - During the year ended December 31, 2023, we recorded a pre-tax loss on extinguishment of debt related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility, which decreased both income before income taxes and net income by $5.7 million. There were no such losses in any of the other periods presented.
Gain on land sales - During the year ended December 31, 2023, we recorded a gain on the sale of a separate parcel of real property acquired as part of the Torrance refinery, but not part of the refinery itself, which increased both income from operations and net income by $1.7 million. There were no such gains in any of the other periods presented.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future distributions and debt service requirements for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political and other factors beyond our control. As of December 31, 2025, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $274.3 million for the year ended December 31, 2025 compared to net cash used in operating activities of $136.8 million for the year ended December 31, 2024. Our operating cash flows for the year ended December 31, 2025 included our net loss of $481.3 million. This amount reflects a gain on insurance recoveries of $832.5 million, which was net of the $61.0 million receivable that was recorded at March 31, 2025. Of the $893.5 million in insurance proceeds received during the year ended December 31, 2025, $360.6 million relates to operating activities. In addition, operating cash flows include net changes in operating assets and liabilities reflecting uses of cash of $349.6 million, primarily driven by the timing of inventory purchases. Cash used in operating activities was partially offset by depreciation and amortization of $620.7 million, non-cash LCM inventory adjustment of $313.0 million, pension and other post-retirement benefit costs of $52.6 million, stock-based compensation of $39.0 million, deferred income tax expense of $2.2 million, and loss on sale of assets of $1.0 million.
Our operating cash flows for the year ended December 31, 2024 included our net loss of $895.9 million, deferred income tax benefit of $5.9 million, and a net change in the fair value of the Martinez Contingent Consideration of $3.3 million, partially offset by depreciation and amortization of $600.7 million, pension and other post-retirement benefit costs of $51.9 million, stock-based compensation of $44.3 million, and gain on sale of assets of $0.4 million. In addition, net changes in operating assets and liabilities reflected cash proceeds of $71.0 million, driven by the timing of inventory purchases and collection of accounts receivables.

Net cash used in operating activities was $136.8 million for the year ended December 31, 2024 compared to net cash provided by operating activities of $1,478.0 million for the year ended December 31, 2023. Our operating cash flows for the year ended December 31, 2023 included our net income of $1,803.8 million, depreciation and amortization of $551.6 million, stock-based compensation of $51.5 million, pension and other post-retirement benefit costs of $47.9 million, loss on extinguishment of debt primarily related to the redemption of our 2025 Senior Notes and the amendment and restatement of the Revolving Credit Facility of $5.7 million, and deferred income taxes of $3.7 million, partially offset by net change in the fair value of the Martinez Contingent Consideration of $45.8 million, gain on sale of assets of $1.3 million, and change in the fair value of our catalyst obligations of $1.1 million. In addition, net changes in operating assets and liabilities reflected uses of cash of $938.0 million, driven by inventory purchases and payments for accrued expenses. The change in accrued expenses was due primarily to a decrease in renewable energy and emissions obligations, as a result of a decrease in our unfunded RINs obligation.
Cash Flows from Investing Activities
Net cash used in investing activities was $611.1 million for the year ended December 31, 2025 compared to $1,001.8 million for the year ended December 31, 2024. The net cash flows used in investing activities for the year ended December 31, 2025 was comprised of capital expenditures totaling $687.4 million, expenditures for refinery turnarounds of $379.5 million, and expenditures for other assets of $77.1 million, partially offset by insurance proceeds of $532.9 million. Net cash used in investing activities for the year ended December 31, 2024 was comprised of expenditures for refinery turnarounds of $576.7 million, capital expenditures totaling $384.4 million, and expenditures for other assets of $40.7 million.
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
Cash Flows from Financing Activities
Net cash provided by financing activities was $873.2 million for the year ended December 31, 2025 compared to net cash used in financing activities of $107.0 million for the year ended December 31, 2024. For the year ended December 31, 2025, net cash provided by financing activities consisted primarily of $788.5 million from the issuance of the 2030 9.875% Senior Notes, contributions from PBF LLC of $472.7 million, and net proceeds from insurance premium financing of $9.0 million, partially offset by distributions to members of $273.1 million, net repayments of our Revolving Credit Facility of $100.0 million, deferred financing costs and other costs of $12.7 million, and payments on finance leases of $11.2 million. For the year ended December 31, 2024, net cash used in financing activities consisted primarily of distributions to members of $551.0 million, payments on finance leases of $12.2 million, and deferred financing costs and other costs of $0.1 million, partially offset by contributions from PBF LLC of $245.0 million, cash proceeds from the Revolving Credit Facility of $200.0 million, and net proceeds from insurance premium financing of $11.3 million.
Net cash used in financing activities was $107.0 million for the year ended December 31, 2024 compared to net cash used in financing activities of $713.8 million for the year ended December 31, 2023. For the year ended December 31, 2023, net cash used in financing activities consisted of distributions to members of $1,583.7 million, redemption of the 2025 Senior Notes of $666.2 million, payments related to the Martinez Contingent Consideration of $80.1 million, deferred financing costs and other costs of $35.8 million, payments on finance leases of $14.1 million, and settlement of the final precious metal catalyst obligation of $3.1 million, partially offset by contribution from PBF LLC of $1,159.6 million, cash proceeds of $496.6 million from the issuance of the 2030 7.875% Senior Notes, and proceeds from insurance premium financing of $13.0 million.

Capitalization
Our capital structure was comprised of the following as of December 31, 2025 (in millions):

December 31, 2025
Debt: (1)
2028 6.00% Senior Notes	$801.6
2030 9.875% Senior Notes	800.0
2030 7.875% Senior Notes	500.0
Revolving Credit Facility	100.0
Total debt	$2,201.6
Unamortized deferred financing costs	(41.0)
Unamortized discount	(12.3)
Total debt, net of unamortized deferred financing costs and discount	$2,148.3
Total Equity	4,773.1
Total Capitalization (2)	$6,921.4
Total Debt to Capitalization Ratio	31%
____________________________
(1) Refer to “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements for further disclosure related to debt.
(2) Total Capitalization refers to the sum of debt plus total equity.
2025 Debt Related Transactions
On March 17, 2025, we issued $800.0 million in aggregate principal amount of the 2030 9.875% Senior Notes. The net proceeds from the offering were approximately $776.0 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds, to repay outstanding borrowings under the Revolving Credit Facility and for general corporate purposes.
Revolving Credit Facility Overview
One of our primary sources of liquidity is our available borrowing capacity under our Revolving Credit Facility, which had the following available capacity as of December 31, 2025 (in millions):

	Total Commitment	Amount Borrowed as of December 31, 2025	Outstanding Letters of Credit	Borrowing Base Availability	Expiration Date
Revolving Credit Facility (a)	$3,500.0	$100.0	$167.3	$2,296.6	August 2028
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

Additional Information on Indebtedness
Our debt, including our Revolving Credit Facility and senior notes, include certain typical financial covenants and restrictions on our subsidiaries’ ability to, among other things, incur or guarantee new debt, engage in certain business activities including transactions with affiliates and asset sales, make investments or distributions, engage in mergers or pay dividends in certain circumstances. These covenants are subject to a number of important exceptions and qualifications. We are in compliance as of December 31, 2025 with all covenants, including financial covenants, in all of our debt agreements. For further discussion of our indebtedness and these covenants and restrictions, see “Note 8 - Credit Facilities and Debt” of our Notes to Consolidated Financial Statements.
Liquidity
As of December 31, 2025, our operational liquidity was approximately $2.3 billion (approximately $2.4 billion as of December 31, 2024), which consists of approximately $0.5 billion of cash and more than $1.8 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the year ended December 31, 2025, there are no assurances in the future that we will be able to meet these incurrence covenants at the time we are required to do so. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may make future distributions, make acquisitions or investments, repurchase our outstanding debt or incur new liens.
Working Capital
Our working capital at December 31, 2025 was approximately $586.4 million, consisting of $4,419.5 million in total current assets and $3,833.1 million in total current liabilities. Our working capital at December 31, 2024 was $808.6 million, consisting of $4,432.9 million in total current assets and $3,624.3 million in total current liabilities.
Martinez Refinery Fire
We expect that the cost of repairs to the fire-damaged units and restoring the refinery to full operational status will largely be covered under our property insurance coverage, subject to our deductible and retentions totaling $30.0 million. Our insurance policy also includes business interruption coverage, which contains a 60-day waiting period. This coverage commenced on April 3, 2025. While we expect our insurance coverage will significantly offset the financial impact of the Martinez refinery fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact our results and our cash flow in a given reporting period.
During 2025, we received unallocated insurance proceeds totaling $893.5 million, net of deductibles and retentions. We expect to be able to negotiate future interim payments through final settlement of the claim. The timing and amount of any agreed future interim payments will be dependent on the quantum of actual, covered expenditures and calculated losses.
Crude and Feedstock Supply Agreements
We currently purchase all of our crude and feedstock needs from various suppliers, primarily through short-term and spot market agreements.

Capital Spending
Capital spending was $611.1 million for the year ended December 31, 2025, net of $532.9 million in costs related to the rebuild of units damaged in the Martinez refinery fire. As of December 31, 2025, all of the fire-related rebuild costs had been reimbursed through insurance proceeds. The 2025 net capital spend primarily comprised of annual maintenance and turnaround costs at our East Coast, Mid-Continent, and West Coast refineries. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries. Excluding Martinez rebuild costs, we currently expect to spend an aggregate of approximately $850.0 million to $900.0 million in 2026 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.
Material Cash Requirements
Our material cash requirements include the following known contractual and other obligations as of December 31, 2025 that are expected to be paid within the next year and thereafter (in millions).

	Payments Due by Period
	Short-Term	Long-Term	Total
Credit facilities and debt (a)	$—	$2,201.6	$2,201.6
Interest payments on credit facilities and debt	186.2	539.0	725.2
Leases and other rental-related commitments (b)	540.1	1,915.3	2,455.4
Purchase obligations (c)	3,549.9	546.0	4,095.9
Minimum volume commitments with PBFX (d)	109.6	—	109.6
Construction obligations	219.4	—	219.4
Environmental obligations (e)	9.2	152.1	161.3
Pension and post-retirement obligations (f)	42.8	520.6	563.4
Total material cash requirements	$4,657.2	$5,874.6	$10,531.8
(a) Credit facilities and debt
Credit facilities and debt represent the repayment of indebtedness incurred in connection with the 2028 6.00% Senior Notes, the 2030 7.875% Senior Notes, the 2030 9.875% Senior Notes, and the Revolving Credit Facility; we have no debt maturing before 2028.
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

Supplemental Guarantor Financial Information
As of December 31, 2025, PBF Services, DCR, PBF Power, PRC, Toledo Refining, Chalmette Refining, PBF Western Region, Torrance Refining, MRC, PBF International Inc. and PBF Investments are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 2028 6.00% Senior Notes, the 2030 7.875% Senior Notes and the 9.875% Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated January 24, 2020, August 21, 2023 and March 17, 2025, among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd., PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins, T&M, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2028 6.00% Senior Notes, the 2030 7.875% Senior Notes and the 9.875% Senior Notes. The 2028 6.00% Senior Notes, the 2030 7.875% Senior Notes and the 9.875% Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.
The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	December 31, 2025	December 31, 2024
ASSETS
Current Assets (1)	$4,243.1	$4,229.6
Non-Current Assets	6,932.3	6,436.1
Due from non-guarantor subsidiaries	26,177.0	24,284.2
LIABILITIES AND EQUITY
Current liabilities (1)	$3,585.9	$3,385.1
Long-term liabilities	2,982.8	2,498.7
Due to non-guarantor subsidiaries	26,143.8	24,216.0
_____________________________
(1) Includes $49.4 million and $78.3 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX and SBR as of December 31, 2025. Includes $25.0 million and $87.4 million of accounts receivables and accounts payables, respectively, related to transactions with PBFX and SBR as of December 31, 2024. Refer to “Note 9 - Related Party Transactions” of the Notes to Consolidated Financial Statements for further disclosures.

Summarized Statements of Operations (in millions)	December 31, 2025	December 31, 2024
Revenues	$29,134.7	$32,759.0
Cost of sales	28,054.3	30,862.4
Gross margin	1,080.4	1,896.6
Income from operations	1,583.3	1,646.0

Net income	1,389.4	1,540.6
Net income attributable to PBF Holding Company LLC	$1,389.3	$1,541.0

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$1,878.1	$2,458.2
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	7.5	21.7
Affiliate revenues related to transactions with PBFX and SBR (1)	218.3	228.6
Affiliate expenses related to transactions with PBFX and SBR (1)	(787.7)	(677.0)
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
At December 31, 2025 and December 31, 2024, we had gross open commodity derivative contracts representing 9.9 million barrels and 18.6 million barrels, respectively, with an unrealized net gain of $10.4 million and net gain of $2.0 million, respectively. The open commodity derivative contracts as of December 31, 2025 expire at various times during 2026.
We carry inventories of crude oil, intermediates, and refined products (“hydrocarbon inventories”) on our Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 34.0 million barrels and 30.2 million barrels at December 31, 2025 and December 31, 2024, respectively. The average cost of our hydrocarbon inventories was approximately $79.36 and $80.46 per barrel on a LIFO basis at December 31, 2025 and December 31, 2024, respectively. The December 31, 2025 results exclude the net impact of an LCM inventory adjustment of approximately $313.0 million, whereas at December 31, 2024, the replacement value of inventory exceeded the LIFO carrying value. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we expect our annual consumption to range from 70 million to 100 million MMBTUs of natural gas amongst our six refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $70.0 million to $100.0 million.

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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At December 31, 2025, we had a $100.0 million outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $23.2 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Concentration Risk
For the years ended December 31, 2025 and December 31, 2024, only one customer, Shell, accounted for 10% or more of our revenues (approximately 13% and 13%, respectively).
As of December 31, 2025 and December 31, 2024, only one customer, Shell, accounted for 10% or more of our total trade accounts receivable (approximately 14% and 18%, respectively).
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, management concluded that as of December 31, 2025, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as permitted by Item 308(b) of Regulation S-K for non-accelerated filers.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Explanatory Note:
We are a limited liability company wholly-owned and controlled by PBF LLC. PBF Energy is the sole managing member of PBF LLC. Our directors and executive officers are the executive officers of PBF Energy. The compensation paid to these executive officers is for services provided to both entities (i.e., they are not separately compensated for their services as an officer or director of PBF Holding). PBF Holding does not file a proxy statement. If the information were required it would be identical (other than as expressly set forth below) to the information contained in Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K of PBF Energy that will appear in the Proxy Statement of PBF Energy furnished to its stockholders in connection with its 2026 Annual Meeting. Such information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information About Our Directors and Executive Officers
The following is a list of our directors and executive officers as of February 23, 2026:

Name	Age (as of December 31, 2025)	Position
Matthew C. Lucey	52	President, Chief Executive Officer
Joseph Marino	46	Senior Vice President, Chief Financial Officer
T. Paul Davis	63	Senior Vice President, Supply, Trading and Optimization
Trecia M. Canty	56	Senior Vice President, General Counsel & Corporate Secretary
Michael A. Bukowski	56	Senior Vice President, Head of Refining
Wendy Ho Tai	59	Senior Vice President, Human Resources
Jim Fedena	61	Senior Vice President, Logistics, Renewable Fuels, and Strategic Assets
Messrs. Lucey and Marino and Ms. Canty serve as the sole directors of PBF Holding and PBF Finance. We believe that each of their experience as executive officers of PBF Holding make them qualified to serve as its directors.
Matthew C. Lucey has served as our and PBF Energy’s President since January 2015 and Chief Executive Officer and a member of PBF Energy’s Board of Directors since July 1, 2023. Mr. Lucey is also a director and the Chief Executive Officer of certain of our subsidiaries. Mr. Lucey previously served as our Executive Vice President from April 2014 to December 2014 and served as our Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as our Vice President, Finance in April 2008. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.
Joseph Marino has served as our Chief Financial Officer since October 1, 2025. Mr. Marino is also a director and the Chief Financial Officer of certain of our subsidiaries. Previously, Mr. Marino served as our Treasurer from September 2020 to September 2025 and as our Assistant Controller from May 2015 to September 2020. Since joining us in November 2011, Mr. Marino has held numerous finance and accounting roles, including serving as our Director of Financial Reporting during PBF Energy’s initial public offering. Prior to joining us, he was employed at Ernst & Young LLP, where he represented large public and private corporations in the oil and gas industry and the industrial products, retail consumer products and health science industries. Mr. Marino is a certified public accountant in New Jersey and New York.
T. Paul Davis has served as our Senior Vice President, Supply, Trading and Optimization since April 2022. He previously served as PBF Energy’s President, PBF Western Region from September 2017 to April 2022. Mr. Davis joined us in April 2012 and held various executive roles in our commercial operations, including Co-Head of Commercial from January to September 2015, prior to serving as Senior Vice President, Western Region Commercial Operations from September 2015 to September 2017. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for Hess Energy Trading Company from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 42 years of experience in commercial operations in crude oil and refined products, including 16 years with ExxonMobil in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined products, as well as optimization roles within refineries.

Trecia M. Canty has served as our Senior Vice President, General Counsel and Corporate Secretary since September 2015. In her role, Ms. Canty is responsible for the legal support for the Company’s business activities, including corporate governance, compliance, litigations and mergers and acquisitions. Previously, Ms. Canty was Vice President, Senior Deputy General Counsel and Assistant Secretary from October 2014 and led our commercial and finance legal operations since joining us in November 2012. Ms. Canty is also a director of certain of PBF Energy’s subsidiaries. Prior to joining us, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to Southwestern Energy Company’s midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was a senior associate with Cleary, Gottlieb, Steen & Hamilton LLP.
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
Jim Fedena has served as our Senior Vice President, Logistics, Renewable Fuels, and Strategic Assets since April 2022. He previously served as a Senior Vice President of Health, Safety and Environment from June 2010 to January 2013. From June 2010 through February 2011, he also served as the Delaware City Refinery Manager during the reactivation period and, from January 2013 to April 2022, he served as Senior Vice President – Logistics. Prior to joining PBF Energy, he served as managing partner for PJF Associates providing consulting services for private equity firms on refining acquisitions in North America and Europe. Mr. Fedena has over 30 years of oil industry experience in refining, pipelines, and terminal operations. He also served in various positions with Premcor, ConocoPhillips, Phillips, Tosco and Coastal with responsibility for health, safety and environmental programs.
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
Additional information required by this Item will be contained in PBF Energy’s 2026 Proxy Statement, incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors of PBF Holding Company LLC
Directors of PBF Holding receive no separate compensation for service on the board of directors or committees thereof.
Additional information required under this Item will be contained in PBF Energy’s 2026 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of December 31, 2025, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance had 100 shares of common stock outstanding, all of which were held by PBF Holding. Refer to “Note 12 - Equity Structure” of our Notes to Consolidated Financial Statements.
The stockholders of PBF Energy may be deemed to beneficially own an interest in our membership interests by virtue of their beneficial ownership of shares of Class A common stock of PBF Energy. PBF Energy reports separately on the beneficial ownership of its officers, directors and significant stockholders. For additional information, we refer you to PBF Energy’s 2026 Proxy Statement, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to “Note 9 - Related Party Transactions” of our Notes to Consolidated Financial Statements.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
KPMG LLP (PCAOB ID No. 185) (“KPMG”) is our independent registered public accounting firm for the year ended December 31, 2025 and 2024. Our audit fees are determined as part of the overall audit fees for PBF Energy and are approved by the audit committee of the board of directors of PBF Energy. PBF Energy reports separately on the fees and services of its principal accountants. For additional information, we refer you to PBF Energy’s 2026 Proxy Statement, which is incorporated herein by reference.
The following table presents fees incurred for the years ended December 31, 2025 and 2024 for professional services performed by KPMG.

(in thousands)	2025	2024
Audit Fees (1)	$3,540.0	$3,510.0
Audit-related Fees (2)	319.0	30.0
Tax Fees (3)	681.9	1,028.0
Total Fees	$4,540.9	$4,568.0
________________________
(1) Represents the aggregate fees for professional services rendered by KPMG in connection with the audits of PBF Holding and its indirect parent, PBF Energy’s consolidated financial statements, including the audits of internal control over financial reporting of PBF Energy and related accounting consultation services provided to support the performance of such audits. Fees, and related expenses, are for services performed in connection with the audit of our fiscal years ended December 31, 2025 and 2024 financial statements regardless of when incurred.

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
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

3.1	Certificate of Formation of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.1 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 dated January 14, 2013 (Registration No. 333-186007)).

3.2	Limited Liability Company Agreement of PBF Holding Company LLC (Incorporated by reference to Exhibit 3.2 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

3.3	Certificate of Incorporation of PBF Finance Corporation (Incorporated by reference to Exhibit 3.3 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

3.4	Bylaws of PBF Finance Corporation (Incorporated by reference to Exhibit 3.4 filed with PBF Holding Company LLC’s Registration Statement on Form S-4 (Registration No. 333-186007)).

4.1	Indenture dated as of January 24, 2020, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 6.00% Senior Notes due 2028 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated January 24, 2020 (File No. 001-35764)).

4.2	First Supplemental Indenture dated February 3, 2020, among PBF Holding Company LLC, PBF Finance Corporation, Martinez Refining Company LLC, Martinez Terminal Company LLC, Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, transfer agent, registrar and authenticating agent (6.00% Senior Notes due 2028) (incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 15, 2020 (File No. 001-35764)).

4.3	Indenture dated as of August 21, 2023, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent and form of 7.875% Senior Note due 2030 (included as Exhibit A) (incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 21, 2023 (File No. 001-35764)).

4.4	Indenture dated as of March 17, 2025, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, and Authenticating Agent and form of 9.875% Senior Note due 2030 (included as Exhibit A) (incorporated by reference to Exhibits 4.1 and 4.2 of PBF Energy Inc.’s Current Report on Form 8-K dated March 17, 2025 (File No. 001-35764)).

10.1**	Form of PBF Energy Inc. Performance Share Unit Award Agreement (2024-2026 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2023 (File No. 001-35764)).

10.2**	Form of PBF Energy Inc. Performance Unit Award Agreement (2024-2026 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2023 (File No. 001-35764)).

10.3**	Form of PBF Energy Inc. Performance Share Unit Award Agreement (2025-2027 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 with PBF Energy Inc.’s Current Report on Form 8-K dated December 6, 2024 (File No. 001-35764)).

10.4**	Form of PBF Energy Inc. Performance Unit Award Agreement (2025-2027 performance period) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 with PBF Energy Inc.’s Current Report on Form 8-K dated December 6, 2024 (File No. 001-35764)).

10.5**	PBF Energy Inc. Amended and Restated 2012 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 22, 2016 (File No. 001-35764)).

10.6**	PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2018 (File No. 001-35764)).

10.7**	Amendment No. 1 to PBF Energy Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2022 (File No. 001-35764)).

10.8**	Form of PBF Energy Non-Qualified Stock Option Agreement (prior to 2020) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 2, 2018 (File No. 001-35764)).

10.9**	Form of PBF Energy Non-Qualified Stock Option Agreement (2020 and thereafter) under the Amended and Restated PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 13, 2020 (File No. 001-35764)).

10.10**	Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933)).

10.11**	Form of Amended and Restated Restricted Stock Agreement for non-employee Directors under the PBF Energy Inc. 2017 Equity Incentive Plan. (incorporated by reference to Exhibit 10.3 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.12**	Form of Amended and Restated Restricted Stock Agreement for Employees under PBF Energy Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of PBF Energy Inc.’s Annual Report on Form 10-K (File No. 001-35764) filed on February 23, 2018).

10.13	Form of PBF Energy Amended and Restated 2017 Equity Incentive Plan, as Amended Restricted Stock Agreement for Special Employees Retention Award (incorporated by reference to Exhibit 10.15 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 13, 2025 (File No. 001-35764)).

10.14**	Form of PBF Energy Amended and Restated 2017 Equity Incentive Plan, as Amended, Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K dated February 15, 2023 (File No. 001-35764)).

10.15	Form of PBF Energy Amended and Restated 2017 Equity Incentive Plan, as Amended Restricted Stock Agreement for Employee (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 2, 2022 (File No. 001-35764)).

10.16	Amended and Restated Senior Secured Revolving Credit Agreement, dated August 23, 2023 (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 23, 2023 (File No. 001-35764)).

10.17**	Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Timothy Paul Davis (incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Quarterly Report on Form 10-Q dated May 7, 2014 (File No. 001-35764)).

10.18**	Employment Agreement dated as of September 29, 2015 between PBF Investments LLC and Trecia M. Canty (incorporated by reference to Exhibit 10.36 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 16, 2023 (File No. 001-35764)).

10.19**	Third Amended and Restated Employment Agreement, dated as of May 3, 2023, between PBF Investments LLC and Matthew C. Lucey (incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 4, 2023 (File No. 001-35764)).

10.20**	Employment Agreement dated as of March 4, 2024 between PBF Investments LLC and Michael Bukowski (incorporated by reference to Exhibit 10.29 filed with PBF Energy Inc.’s Annual Report on Form 10-K dated February 13, 2025 (File No. 001-35764)).

10.21**	Employment Agreement dated as of August 18, 2025 between Joseph Marino and PBF Investments LLC (incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated August 20, 2025 (File No. 001-35764)).

21.1*	Subsidiaries of PBF Holding Company LLC.

22.1*	List of Guarantor Subsidiaries.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*(1)	Certification by Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*(1)	Certification by Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).
 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF HOLDING COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To PBF Energy Company LLC, the Managing Member
PBF Holding Company LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PBF Holding Company LLC and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Evaluation of long-lived assets for impairment
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company evaluates long-lived assets for impairment on a continual basis. Possible triggering events may include, among other things, significant adverse changes in the business climate, market conditions, environmental regulations or a determination that it is more likely than not that an asset or an asset group will be sold or retired before its estimated useful life. The primary asset groups within long-lived assets are the Company’s property, plant, and equipment, net for which the Company had recorded $4.8 billion on the consolidated balance sheet as of December 31, 2025.
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
February 23, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To PBF Energy Company LLC, the Managing Member of PBF Holding Company LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements") of PBF Holding Company LLC and subsidiaries (“PBF Holding” or the “Company”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

PBF HOLDING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$503.0	$515.2
Accounts receivable	1,120.1	1,141.0
Accounts receivable - affiliate	49.4	25.0
Inventories	2,563.1	2,595.3
Prepaid and other current assets	183.9	156.4
Total current assets	4,419.5	4,432.9
Property, plant and equipment (net of accumulated depreciation of $2,037.3 and $1,821.7, respectively)	4,810.4	4,267.3
Lease right of use assets - third party	758.1	843.5
Lease right of use assets - affiliate	257.3	320.9
Deferred charges and other assets, net	1,461.0	1,367.2
Total assets	$11,706.3	$11,231.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$794.4	$727.1
Accounts payable - affiliate	78.3	87.4
Accrued expenses	2,614.2	2,465.3
Current operating lease liabilities - third party	184.2	187.6
Current operating lease liabilities - affiliate	141.2	113.6
Deferred revenue	20.8	43.3
Total current liabilities	3,833.1	3,624.3
Long-term debt	2,148.3	1,457.3
Deferred tax liabilities	21.1	18.8
Long-term operating lease liabilities - third party	541.4	620.4
Long-term operating lease liabilities - affiliate	114.7	207.0
Long-term financing lease liabilities - third party	25.8	35.4
Other long-term liabilities	248.8	276.7
Total liabilities	6,933.2	6,239.9
Commitments and contingencies (Note 10)
Equity:
PBF Holding Company LLC equity
Member’s equity	4,082.5	3,570.2
Retained earnings	667.8	1,422.3
Accumulated other comprehensive income (loss)	10.0	(13.3)
Total PBF Holding Company LLC equity	4,760.3	4,979.2
Noncontrolling interest	12.8	12.7
Total equity	4,773.1	4,991.9
Total liabilities and equity	$11,706.3	$11,231.8
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Revenues	$29,297.7	$33,077.9	$38,288.5
Cost and expenses:
Cost of products and other	26,950.2	30,590.3	33,000.8
Operating expenses (excluding depreciation and amortization expense as reflected below)	2,547.0	2,487.8	2,581.3
Depreciation and amortization expense	594.2	578.4	523.9
Cost of sales	30,091.4	33,656.5	36,106.0
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	322.0	250.5	350.2
Depreciation and amortization expense	8.4	7.1	8.5
Gain on insurance recoveries, net	(832.5)	—	—
Change in fair value of contingent consideration, net	—	(3.3)	(45.8)
Loss (gain) on sale of assets	1.0	0.4	(1.3)
Total cost and expenses	29,590.3	33,911.2	36,417.6
Income (loss) from operations	(292.6)	(833.3)	1,870.9
Other income (expense):
Interest expense (net of interest income of $17.7, $49.2, and $71.6, respectively)	(186.7)	(70.7)	(61.3)
Change in fair value of catalyst obligations	—	—	1.1
Loss on extinguishment of debt	—	—	(5.7)
Other non-service components of net periodic benefit cost	1.3	2.4	0.7
Income (loss) before income taxes	(478.0)	(901.6)	1,805.7
Income tax expense (benefit)	3.3	(5.7)	1.9
Net income (loss)	(481.3)	(895.9)	1,803.8
Less: net income (loss) attributable to noncontrolling interests	0.1	(0.4)	0.9
Net income (loss) attributable to PBF Holding Company LLC	$(481.4)	$(895.5)	$1,802.9
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(481.3)	$(895.9)	$1,803.8
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	1.3	(0.3)	(0.4)
Net gain (loss) on pension and other post-retirement benefits	22.0	5.8	(14.0)
Total other comprehensive income (loss)	23.3	5.5	(14.4)
Comprehensive income (loss)	(458.0)	(890.4)	1,789.4
Less: comprehensive income (loss) attributable to noncontrolling interests	0.1	(0.4)	0.9
Comprehensive income (loss) attributable to PBF Holding Company LLC	$(458.1)	$(890.0)	$1,788.5
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Member's Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, January 1, 2023	$2,959.7	$(4.4)	$2,649.6	$12.2	$5,617.1
Member distributions	—	—	(1,583.7)	—	(1,583.7)
Capital contributions from PBF LLC	1,159.7	—	—	—	1,159.7
Distribution of assets to PBF LLC	(853.4)	—	—	—	(853.4)
Stock based compensation expense	35.8	—	—	—	35.8
Comprehensive income (loss)	—	(14.4)	1,802.9	0.9	1,789.4
Other	(3.1)	—	—	—	(3.1)
Balance, December 31, 2023	3,298.7	(18.8)	2,868.8	13.1	6,161.8
Member distributions	—	—	(551.0)	—	(551.0)
Capital contributions from PBF LLC	245.0	—	—	—	245.0
Distribution of assets to PBF LLC	(8.7)	—	—	—	(8.7)
Stock based compensation expense	35.2	—	—	—	35.2
Comprehensive income (loss)	—	5.5	(895.5)	(0.4)	(890.4)
Balance, December 31, 2024	3,570.2	(13.3)	1,422.3	12.7	4,991.9
Member distributions	—	—	(273.1)	—	(273.1)
Capital contributions from PBF LLC	472.7	—	—	—	472.7
Distribution of assets to PBF LLC	(1.4)	—	—	—	(1.4)
Stock based compensation expense	41.0	—	—	—	41.0
Comprehensive income (loss)	—	23.3	(481.4)	0.1	(458.0)
Balance, December 31, 2025	$4,082.5	$10.0	$667.8	$12.8	$4,773.1
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(481.3)	$(895.9)	$1,803.8
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	620.7	600.7	551.6
Stock-based compensation expense	39.0	44.3	51.5
Change in fair value of catalyst obligations	—	—	(1.1)
Deferred income taxes	2.2	(5.9)	3.7
Non-cash lower of cost or market inventory adjustment	313.0	—	—
Change in fair value of contingent consideration, net	—	(3.3)	(45.8)
Loss on extinguishment of debt	—	—	5.7
Pension and other post-retirement benefit costs	52.6	51.9	47.9
Gain on insurance recoveries, net	(832.5)	—	—
Insurance proceeds	360.6	—	—
Loss (gain) on sale of assets	1.0	0.4	(1.3)

Changes in operating assets and liabilities:
Accounts receivable	20.9	195.1	115.5
Due to/from affiliates	(33.5)	17.8	12.7
Inventories	(280.8)	587.9	(334.1)
Prepaid and other current assets	(27.5)	16.6	(11.2)
Accounts payable	6.6	(199.4)	125.9
Accrued expenses	42.9	(486.9)	(764.9)
Deferred revenue	(22.5)	(20.3)	26.1
Other assets and liabilities	(55.7)	(39.8)	(108.0)
Net cash (used in) provided by operating activities	$(274.3)	$(136.8)	$1,478.0

Cash flows from investing activities:
Expenditures for property, plant and equipment	(687.4)	(384.4)	(647.7)
Expenditures for deferred turnaround costs	(379.5)	(576.7)	(473.5)
Expenditures for other assets	(77.1)	(40.7)	(40.5)
Proceeds from sale of assets	—	—	4.4
Insurance proceeds	532.9	—	—
Net cash used in investing activities	$(611.1)	$(1,001.8)	$(1,157.3)
See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Contributions from PBF LLC	$472.7	$245.0	$1,159.6
Distributions to members	(273.1)	(551.0)	(1,583.7)
Proceeds from 2030 9.875% Senior Notes	788.5	—	—
Proceeds from 2030 7.875% Senior Notes	—	—	496.6
Redemption of 2025 7.25% Senior Notes	—	—	(666.2)
Proceeds from revolver borrowings	3,225.0	200.0	—
Repayments of revolver borrowings	(3,325.0)	—	—
Settlements of precious metal catalyst obligations	—	—	(3.1)
Payments on financing leases	(11.2)	(12.2)	(14.1)
Proceeds from insurance premium financing	115.6	123.2	13.0
Payments of insurance premium financing	(106.6)	(111.9)	—
Payments of contingent consideration	—	—	(80.1)
Deferred financing costs and other	(12.7)	(0.1)	(35.8)
Net cash provided by (used in) financing activities	$873.2	$(107.0)	$(713.8)

Net change in cash and cash equivalents	(12.2)	(1,245.6)	(393.1)
Cash and cash equivalents, beginning of period	515.2	1,760.8	2,153.9
Cash and cash equivalents, end of period	$503.0	$515.2	$1,760.8

Supplemental cash flow disclosures
Non-cash activities:
Distribution of assets to PBF Energy Company LLC	$(1.4)	$(8.8)	$(853.4)
Accrued and unpaid capital expenditures	219.4	81.9	143.5
Assets acquired or remeasured under operating and financing leases	206.5	333.1	335.4
Cash paid during the year for:
Interest (net of capitalized interest of $29.7, $18.5 and $38.0 in 2025, 2024 and 2023, respectively)	$151.8	$93.2	$95.5
Income taxes	0.8	0.8	1.6

See notes to consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interest in PBF LLC as of December 31, 2025. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company”.
Substantially all of the Company’s operations are in the United States. As of December 31, 2025, the Company’s oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and have been aggregated to form one reportable segment.
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
Martinez Refinery Fire
On February 1, 2025, a fire occurred at the Company’s Martinez refinery, which is owned and operated by Martinez Refinery Company LLC (“MRC”), while the refinery was in the preliminary stages of its previously announced turnaround (the “Martinez refinery fire”). As a result, the refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations are being conducted by various regulatory agencies, including the California Department of Industrial Relations - the Division of Occupational Safety and Health (“CalOSHA”), the Bay Area Air District (“BAAD”), Contra Costa County (“CCC”), the Department of Justice (“DOJ”), the United States Attorney’s Office (“USAO”), the Environmental Protection Agency (“EPA”), and the Chemical Safety Board. There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
The commissioning phase of utility systems and certain idled equipment has been underway since early January, and a sequenced restart of the refinery will progress following (i) completion of construction activities (with mechanical completion having occurred the week of February 16, 2026) and (ii) successful completion of quality assurance and control processes. The Company expects that start-up of the Catalytic Cracking Unit will be complete in early March.
The Company expects that the cost of repairs to the fire-damaged units and restoring the refinery to full operational status will largely be covered under its property insurance coverage, subject to the Company’s deductible and retentions totaling $30.0 million. The Company’s insurance policy also includes business interruption coverage, which contains a 60-day waiting period. This coverage commenced on April 3, 2025. While the Company expects its insurance coverage will significantly offset the financial impact of the Martinez refinery fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact the Company’s results and its cash flow in a given reporting period.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2025, the Company received unallocated insurance proceeds totaling $893.5 million, net of deductibles and retentions. As a result, for the year ended December 31, 2025, the Company recognized a Gain on insurance recoveries of $832.5 million, in the Consolidated Statements of Operations. This total is net of the $61.0 million receivable previously recorded at March 31, 2025, related to the recovery of the write down of the net book value of the damaged refinery units and certain fire response costs.
Any insurance proceeds attributable to property damage in excess of the recognized property loss is considered a gain contingency and will not be recognized until it is realizable.
In addition, during the year ended December 31, 2025, the Company incurred $163.7 million in operating expenses directly related to the fire response, recovery, and cleanup efforts as well as certain costs associated with the restart of the refinery. Certain of these expenses may be recoverable through the Company’s insurance claim process and will be recorded as a gain in the quarter in which insurance proceeds are probable of being received.

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk
For the years ended December 31, 2025 and December 31, 2024, only one customer, Shell plc (“Shell”), accounted for 10% or more of the Company’s revenues (approximately 13% and 13%, respectively).
As of December 31, 2025 and December 31, 2024, only one customer, Shell, accounted for 10% or more of the Company’s total trade accounts receivable (approximately 14% and 18%, respectively).
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
RINs
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the renewable fuel standard implemented by the EPA, which sets annual quotas for the quantity of renewable fuels (such as ethanol) that must be blended into motor fuels consumed in the United States (the “RFS”). The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.
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
PBF Energy grants performance share unit awards and performance unit awards to certain key employees. Performance awards granted to employees are based on a three-year performance cycle having a single measurement period. The payout for each, which ranges from zero to 200%, is based on the relative ranking of the total shareholder return (“TSR”) of PBF Energy’s common stock as compared to the TSR of a selected group of industry peer companies over an average of four measurement periods. The performance share unit awards and performance unit awards are each measured at fair value based on Monte Carlo simulation models. The performance share unit awards will be settled in PBF Energy Class A common stock and are accounted for as equity awards and the performance unit awards will be settled in cash and are accounted for as liability awards.

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
The state tax returns for all years since 2021 are subject to examination by the respective tax authorities.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which introduces new disclosure requirements aimed at enhancing the transparency of expense information presented in the financial statements. Specifically, it mandates that public business entities disaggregate certain expense captions presented on the face of the Consolidated Statements of Operations into specified natural expense categories within the notes to the financial statements. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods, with early adoption permitted. An entity may apply the amendments in this ASU prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements. While the Company does not anticipate that the adoption of this ASU will have a material impact on its Consolidated Financial Statements, it will result in additional disclosure requirements in the notes to its financial statements. The Company will continue to monitor any further guidance or interpretations by the FASB related to this ASU and will provide updates in future filings.
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
The Company performs a quarterly allowance for doubtful accounts analysis to assess whether an allowance needs to be recorded for any outstanding trade receivables. In estimating credit losses, management reviews accounts that are past due, have known disputes or have experienced any negative credit events that may result in future collectability issues. There was no allowance for doubtful accounts recorded as of December 31, 2025 or December 31, 2024.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVENTORIES
Inventories consisted of the following:

(in millions)	December 31, 2025	December 31, 2024
Crude oil and feedstocks	$1,438.0	$1,232.7
Refined products and blendstocks	1,260.5	1,194.6
Warehouse stock and other	177.6	168.0
	2,876.1	2,595.3
Lower of cost or market adjustment	(313.0)	—
Total inventories	$2,563.1	$2,595.3
During the year ended December 31, 2025, the Company recorded an adjustment to value its inventories to the LCM, which decreased income from operations by $313.0 million. As of December 31, 2024 there was no LCM inventory adjustment recorded as the replacement value of inventories exceeded the LIFO carrying value by approximately $7.7 million.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. During the year ended December 31, 2025, the Company recorded a pre-tax charge related to a LIFO layer decrement of $5.4 million primarily associated with the Martinez refinery. During the year ended December 31, 2024, the Company recorded a charge related to a LIFO layer decrement of $124.5 million with the majority related to the Company’s East Coast and Gulf Coast LIFO inventory layers.
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

(in millions)	December 31, 2025	December 31, 2024
Processing units, pipelines and equipment	$4,922.6	$4,745.5
Construction in progress	1,071.9	503.6
Land	411.6	413.1
Computers, furniture and fixtures	255.3	241.6
Buildings and leasehold improvements	186.3	185.2
	6,847.7	6,089.0
Less - Accumulated depreciation	(2,037.3)	(1,821.7)
Total property, plant and equipment, net	$4,810.4	$4,267.3
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $220.8 million, $214.6 million, and $205.0 million, respectively. The Company capitalized $29.7 million and $18.5 million in interest during 2025 and 2024, respectively, in connection with construction in progress.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

(in millions)	December 31, 2025	December 31, 2024
Deferred turnaround costs, net	$1,128.1	$1,082.3
Catalyst, net (a)	232.8	190.8
Environmental credits	42.5	42.5
Linefill	34.2	27.4
Pension plan assets	18.6	19.4
Other	4.8	4.8
Total deferred charges and other assets, net	$1,461.0	$1,367.2
(a) Catalyst, net includes approximately $115.0 million of indefinite-lived precious metal catalysts as of both December 31, 2025 and December 31, 2024.
The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $370.4 million, $357.0 million, and $313.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	December 31, 2025	December 31, 2024
Inventory-related accruals	$1,351.5	$1,398.8
Renewable energy credit and emissions obligations (a)	574.8	465.9
Accrued transportation costs	136.6	175.2
Accrued capital expenditures	126.1	49.5
Excise and sales tax payable	92.7	150.6
Accrued utilities	82.6	71.5
Accrued salaries and benefits	59.4	21.8
Accrued refinery maintenance and support costs	56.7	45.5
Accrued interest	53.8	29.5
Current finance lease liabilities	12.2	11.2
Environmental liabilities	9.1	9.0
Other	58.7	36.8
Total accrued expenses	$2,614.2	$2,465.3
(a) The Company is subject to obligations to purchase RINs required to comply with RFS. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas (“GHG”) and other emissions. These requirements include incremental costs to operate and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. The Company’s RIN obligations will be settled in accordance with established regulatory deadlines. The majority of the Company’s current AB 32 liability is part of an ongoing triennial period program through 2026 which will be settled in 2027.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	December 31, 2025	December 31, 2024
6.00% senior unsecured notes due 2028 (“2028 6.00% Senior Notes”)	$801.6	$801.6
9.875% senior unsecured notes due 2030 (“2030 9.875% Senior Notes”)	800.0	—
7.875% senior unsecured notes due 2030 (“2030 7.875% Senior Notes”)	500.0	500.0
Revolving Credit Facility	100.0	200.0
	2,201.6	1,501.6
Unamortized deferred financing costs	(41.0)	(41.6)
Unamortized discount	(12.3)	(2.7)
Long-term debt	$2,148.3	$1,457.3
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
2028 6.00% Senior Notes
On January 24, 2020, PBF Holding entered into an indenture among the Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $1.0 billion in aggregate principal amount of the 2028 6.00% Senior Notes. The Issuers received net proceeds of approximately $987.0 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company primarily used the net proceeds to fully redeem the 7.00% senior unsecured notes due 2023 (the “2023 Senior Notes”), including accrued and unpaid interest, on February 14, 2020, and to fund a portion of the cash consideration for the acquisition of the Martinez refinery and related logistics assets. The difference between the carrying value of the 2023 Senior Notes on the date they were reacquired and the amount for which they were reacquired has been classified as loss on extinguishment of debt in the Consolidated Statements of Operations.
The 2028 6.00% Senior Notes included a registration rights arrangement whereby the Issuer and the Guarantors consummated an offer to exchange the 2028 6.00% Senior Notes for an issue of registered notes with terms substantially identical to the notes during the fourth quarter of 2020. As such, the Company did not have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2028 6.00% Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2028 6.00% Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future indebtedness, including the Revolving Credit Facility and the 2030 7.875% Senior Notes. The 2028 6.00% Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2028 6.00% Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2028 6.00% Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries. In addition, the 2028 6.00% Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2028 6.00% Senior Notes are rated investment grade.
Subsequent to February 15, 2023, the Issuers may redeem all or part of the 2028 6.00% Senior Notes, in each case at the redemption prices described in the indenture, together with any accrued and unpaid interest through the date of redemption.
2030 7.875% Senior Notes
On August 21, 2023, PBF Holding entered into an indenture among the Issuers, the Guarantors, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $500.0 million in aggregate principal amount of the 2030 7.875% Senior Notes, at an issue price of 99.324%. The Issuers received net proceeds of approximately $488.8 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company used the net proceeds, together with cash on hand, to fully redeem the outstanding 7.25% senior unsecured notes due 2025, including accrued and unpaid interest, on September 13, 2023.
The 2030 7.875% Senior Notes are guaranteed on a senior unsecured basis by substantially all of PBF Holding’s subsidiaries. The 2030 7.875% Senior Notes and guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility and the 2028 6.00% Senior Notes. The 2030 7.875% Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2030 7.875% Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility) to the extent of the value of the collateral securing such indebtedness. The 2030 7.875% Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.
In addition, the 2030 7.875% Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the incurrence of additional indebtedness, equity issuances, and payments. Many of these covenants will cease to apply or will be modified if the 2030 7.875% Senior Notes are rated investment grade.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At any time prior to September 15, 2026, the Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 2030 7.875% Senior Notes in an amount not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 107.875% of the principal amount of the 2030 7.875% Senior Notes, plus any accrued and unpaid interest through the date of redemption; provided that at least 65% of the aggregate principal amount of the notes originally issued under the indenture governing the 2030 7.875% Senior Notes remains outstanding immediately after the occurrence of each such redemption. On or after September 15, 2026, the Issuers may redeem all or part of the 2030 7.875% Senior Notes, in each case at the redemption prices described in the indenture, together with any accrued and unpaid interest through the date of redemption. In addition, prior to September 15, 2026, the Issuers may redeem all or part of the 2030 7.875% Senior Notes at a “make-whole” redemption price described in the indenture, together with any accrued and unpaid interest through the date of redemption.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Revolving Credit Agreement also allows the Company to sell certain Eligible Receivables (as defined in the Revolving Credit Agreement) derived from the sale of refined product over truck racks. Under its $200.0 million uncommitted receivables purchase facility (the “Receivables Facility”), the Company sells such receivables to a bank subject to bank approval and certain conditions. The sales of receivables under the Receivables Facility are absolute and irrevocable but subject to certain repurchase obligations under certain circumstances.
There were $100.0 million and $200.0 million outstanding borrowings under the Revolving Credit Facility as of December 31, 2025 and December 31, 2024, respectively. Issued letters of credit were $167.3 million and $128.3 million as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.
Debt Maturities
Debt maturing in the next five years and thereafter is as follows (in millions):

Year Ending December 31,	(in millions)
2026	$—
2027	—
2028	901.6
2029	—
2030	1,300.0
Thereafter	—
Total debt outstanding	$2,201.6

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
Contribution Agreements
Immediately prior to the closing of certain contribution agreements, which PBF LLC entered into with PBFX (as defined in the table below, and collectively referred to as the “Contribution Agreements”), PBF Holding contributed certain assets to PBF LLC. PBF LLC in turn contributed those assets to PBFX pursuant to the Contribution Agreements. Certain proceeds received by PBF LLC from PBFX in accordance with the Contribution Agreements were subsequently contributed by PBF LLC to PBF Holding. There were no agreements entered into during the years ended December 31, 2025, 2024 and 2023.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The commercial agreements as of December 31, 2025 (as defined in the table below) with PBFX include:

Agreements	Initiation Date	Initial Term	Renewals	MVC	Force Majeure
Transportation and Terminaling
Toledo Storage Facility Storage and Terminaling Services Agreement- Terminaling Facility (a)	12/12/2014	10 years	2 x 5 (b)(c)	4,400 bpd	PBF Holding or PBFX can declare
Delaware Pipeline Services Agreement	5/15/2015	10 years, 8 months	Evergreen (d)	50,000 bpd
Delaware Pipeline Services Agreement- Magellan Connection	11/1/2016	2 years, 5 months	See note (e)	See note (e)
Delaware City Truck Loading Services Agreement- Gasoline	5/15/2015	10 years, 8 months	Evergreen (d)	30,000 bpd
Delaware City Truck Loading Services Agreement- LPGs	5/15/2015	10 years, 8 months	Evergreen (d)	5,000 bpd
East Coast Terminals Terminaling Services Agreements (f)	5/1/2016	Various (g)	Evergreen	N/A
East Coast Terminals Tank Lease Agreements	5/1/2016	Various (g)	Evergreen	350,000 barrels (h)
Torrance Valley Pipeline Transportation Services Agreement- North Pipeline (a)	8/31/2016	10 years	Evergreen (d)	50,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- South Pipeline (a)	8/31/2016	10 years	Evergreen (d)	75,000 bpd
Torrance Valley Pipeline Transportation Services Agreement- Midway Storage Tank (a)	8/31/2016	10 years	Evergreen (d)	55,000 barrels (h)
Torrance Valley Pipeline Transportation Services Agreement- Emidio Storage Tank (a)	8/31/2016	10 years	Evergreen (d)	900,000 barrels per month
Torrance Valley Pipeline Transportation Services Agreement- Belridge Storage Tank (a)	8/31/2016	10 years	Evergreen (d)	770,000 barrels per month
Paulsboro Natural Gas Pipeline Services Agreement (a)	8/4/2017	15 years	Evergreen	60,000 dekatherms per day
Toledo Rail Loading Agreement (a)	7/31/2018	7 years, 5 months	Evergreen (d)	Various (i)
Chalmette Terminal Throughput Agreement	7/31/2018	1 year	Evergreen	N/A
Chalmette Rail Unloading Agreement	7/31/2018	7 years, 5 months	Evergreen (d)	7,600 bpd
DSL Ethanol Throughput Agreement (a)	7/31/2018	7 years, 5 months	Evergreen (d)	5,000 bpd
Delaware City Terminaling Services Agreement	1/1/2022	4 years	Evergreen (d)	95,000 bpd
Toledo Truck Unloading & Terminaling Agreement (a)	4/1/2022	9 months	Evergreen	N/A
Crude Oil Processing Agreement	11/9/2023	6 months	Evergreen	N/A
Storage
Toledo Storage Facility Storage and Terminaling Services Agreement- Storage Facility (a)	12/12/2014	10 years	2 x 5 (b)(c)	3,849,271 barrels (h)	PBF Holding or PBFX can declare
Chalmette Storage Agreement (a)	See note (j)	10 years	2 x 5 (b)	625,000 barrels (h)
East Coast Storage Assets Terminal Storage Agreement (a)	1/1/2019	8 years	Evergreen	2,953,725 barrels (h)
____________________

(a)These commercial agreements with PBFX are considered leases.
(b)PBF Holding has the option to extend the agreements for up to two additional five-year terms, as applicable.
(c)The first five-year extensions on these agreements have been exercised effective December 12, 2024.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)Effective December 16, 2025, these agreements have been amended to have annual evergreen renewals.
(e)In connection with the inclusion of an additional destination at the Magellan connection under the Delaware Pipeline Services Agreement, PBF Holding and Delaware Pipeline Company LLC agreed to a two-year, five-month MVC (the “Magellan MVC”) under the Delaware Pipeline Services Agreement. The Magellan MVC expired on March 31, 2019, subsequent to which PBFX has been billing actual throughput on the Magellan connection.
(f)Subsequent to the PBFX acquisition of the Toledo, Ohio refined products terminal assets (the “Toledo Products Terminal”), the Toledo Products Terminal was added to the East Coast Terminals Terminaling Services Agreements.
(g)The East Coast Terminals related party agreements include varying initial term lengths, ranging from one to five years.
(h)Reflects the overall capacity as stipulated by the storage agreement. The storage MVC is subject to the effective operating capacity of each tank, which can be impacted by routine tank maintenance and other factors. PBF Holding’s available shell capacity may be subject to change as agreed to by PBF Holding and PBFX.
(i)Under the Toledo Rail Loading Agreement, PBF Holding has minimum throughput commitments for (i) 30 railcars per day of products and (ii) 11.5 railcars per day of premium products. The Toledo Rail Loading Agreement also specifies a maximum throughput rate of 50 railcars per day.
(j)The Chalmette Storage Services Agreement was entered into on February 15, 2017 and commenced on November 1, 2017.

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
The annual fee under the Omnibus Agreement for the year ended December 31, 2025 included obligations to reimburse PBF Holding for certain compensation and benefit costs of employees who devoted more than 50% of their time to PBFX during the year. For the year ending December 31, 2026, the Company estimates it will receive an annual fee of $6.0 million pursuant to the Omnibus Agreement.
Services Agreement
Additionally, PBF Holding and certain of its subsidiaries entered into an operation and management services and secondment agreement with PBFX (as amended, the “Services Agreement”), pursuant to which PBF Holding and its subsidiaries provide PBFX with the personnel necessary for PBFX to perform its obligations under the commercial agreements. PBFX reimburses PBF Holding for the use of such employees and the provision of certain infrastructure-related services to the extent applicable to its operations, including storm water discharge and waste water treatment, steam, potable water, access to certain roads and grounds, sanitary sewer access, electrical power, emergency response, filter press, fuel gas, API solids treatment, fire water and compressed air. For the year ended December 31, 2026, the Company estimates it will receive an annual fee of $8.7 million pursuant to the Services Agreement.
The Services Agreement will terminate upon the termination of the Omnibus Agreement, provided that PBFX may terminate any service on 30-days’ notice.
Summary of Transactions with PBFX
A summary of our affiliate transactions with PBFX is as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Reimbursements under affiliate agreements:
Services Agreement	$8.7	$8.7	$8.7
Omnibus Agreement	5.9	5.8	7.9
Total expenses under affiliate agreements	(348.9)	(349.4)	(347.8)
Total reimbursements under the Omnibus Agreement are included in General and administrative expenses and reimbursements under the Services Agreement and expenses under affiliate agreements are included in Cost of products and other in the Company’s statements of operations.
Additionally, the Consolidated Balance Sheets include $5.3 million and $38.9 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with PBFX as of December 31, 2025 ($6.3 million and $39.6 million, respectively, as of December 31, 2024).

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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Transactions with SBR
A summary of the Company’s related party transactions with SBR is as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Transactions under commercial agreements:
Sales	$55.8	$39.7	$9.1
Purchases	(430.7)	(323.5)	(244.4)
Reimbursements under related party agreements:
Operating Agreement	136.2	163.7	62.8
SBR Omnibus Agreement	4.0	4.1	—
CAUSA	7.7	6.6	—
Total lease expense under related party agreements	(8.1)	(4.1)	—
Total sales, consisting of refined product sales, and purchases, primarily related to environmental credit and hydrocarbon purchases, under the commercial agreements with SBR are included within Revenues and Cost of products and other, respectively, on the Company’s Consolidated Statements of Operations.
Additionally, the Consolidated Balance Sheets include $44.1 million and $39.4 million recorded within Accounts receivable and Accrued expenses, respectively, related to transactions with SBR as of December 31, 2025 ($18.7 million and $47.8 million, respectively, as of December 31, 2024).
Financial Sponsors
As of December 31, 2013 PBF Energy’s financial sponsors had received the full return of their aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by the investment funds associated with the initial investors in PBF LLC in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to such investment funds (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by the investment funds associated with the initial investors in PBF LLC are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. There were distributions of $16.2 million and $4.2 million to PBF LLC Series B unitholders for the years ended December 31, 2025 and December 31, 2024. There were no such distributions to PBF LLC Series B unitholders for the year ended December 31, 2023.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fixed and determinable amounts related to obligations under these agreements are as follows:

Year Ending December 31,	(in millions)
2026	$201.6
2027	45.9
2028	42.2
2029	40.4
2030	40.0
Thereafter	272.8
Total obligations	$642.9
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
These laws and regulations raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which the Company manufactured, handled, used, released, or disposed of, transported, or that relate to pre-existing conditions for which the Company has assumed responsibility. The Company believes that its current operations are in compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between the Company and federal, state and local authorities, including notices of violations, citations and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, the Company anticipates that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled $108.6 million as of December 31, 2025 ($110.6 million as of December 31, 2024) and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate environmental liability reflected on the Company’s Consolidated Balance Sheets was $149.6 million and $150.6 million at December 31, 2025 and December 31, 2024, respectively, of which $140.5 million and $141.6 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.
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
The Company is required to comply with the RFS. Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has issued the RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under the RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels historically has increased on an annual basis. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, the EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not directly produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products could displace an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase RINs, which may have fluctuating costs based on market conditions. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability.
On June 21, 2023, the EPA finalized the volumes of renewable fuels that obligated refineries must blend into their final petroleum fuels for years 2023, 2024, and 2025, and finalized volume requirements and percentage standards under the RFS program for 2023, 2024, and 2025. In June 2025, the EPA proposed volume requirements and percentage standards under the RFS program for 2026 and 2027, as well as making a series of important modifications to strengthen and expand the RFS program. As a result, the Company could also experience fluctuating compliance costs in the future as the EPA continues to adjust the volume requirements and potentially enacts further changes to the program.
The EPA published a Final Rule to the Clean Water Act Section 316(b) in August 2014 regarding cooling water intake structures, which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement best technology available as soon as possible, but state agencies have the discretion to establish implementation time lines. The Company has evaluated, and continues to evaluate, the impact of this regulation, and at this time does not expect this regulation to materially impact the Company’s financial position, results of operations or cash flows.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to GHG emission control regulations in the state of California pursuant to AB 32. AB 32 imposes a statewide cap on GHG emissions, including emissions from transportation fuels, with the aim of returning the state to 1990 emission levels by 2020. AB 32 is implemented through two market mechanisms including the LCFS and Cap-and-Trade (now also referred to as “Cap-and-Invest”, as amended in September 2025 by Assembly Bill 1207 (“AB 1207”) and Senate Bill 840 (“SB 840”) to, among other things, continue the program through 2045). The Company is responsible for the AB 32 obligations related to the Torrance refinery beginning on July 1, 2016 and the Martinez refinery beginning on February 1, 2020 and must purchase emission credits to comply with these obligations. Additionally, in September 2016, the state of California enacted Senate Bill 32 (“SB 32”) which further reduces GHG emissions targets to 40 percent below 1990 levels by 2030. In 2022, California enacted Assembly Bill 1279 which requires the state to achieve a GHG reduction target of 85 percent below 1990 levels by 2045 and overall carbon neutrality by 2045. The California Air Resources Board also amended the LCFS in 2024, which requires a 30 percent reduction by 2030 and 90 percent reduction by 2045 in the carbon intensity of transportation fuels (compared to a 2010 baseline).
The Company recovers the majority of these costs from its customers, and does not expect these obligations to materially impact the Company’s financial position, results of operations, or cash flows. To the degree there are unfavorable changes to due regulatory changes, including the regulations under AB 32, SB 32, AB 1207, or SB 840, or the Company is unable to recover such costs from customers, these regulations could have a material adverse effect on our financial position, results of operations and cash flows.
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
The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of any of its subsidiaries. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 99.3% interest in PBF LLC as of both December 31, 2025 and December 31, 2024. PBF LLC generally obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.
As of December 31, 2025 and December 31, 2024, PBF Energy recognized a liability of $168.2 million and $293.6 million, respectively, related to the Tax Receivable Agreement obligation, reflecting the estimate of the undiscounted amounts that PBF Energy expects to pay under the agreement, net of the impact of any deferred tax asset valuation allowance recognized in accordance with ASC 470, Income Taxes.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Matters
On November 24, 2022, the Martinez refinery, owned and operated by MRC, experienced a catalyst release that was investigated by the BAAD, the CCC Health Services (“CCCHS”), the DOJ, the USAO, the EPA, and the California Department of Fish and Wildlife (“CDFW”). The BAAD issued 35 notices of violations (“NOVs”), the CCCHS issued two NOVs, and the CDFW made findings relating to the catalyst incident. On July 11, 2023 and October 6, 2023, the Martinez refinery experienced unintentional releases of petroleum coke dust and received inquiries or notices of investigation from the BAAD, the CalOSHA, the CCCHS, and the EPA. The BAAD also issued NOVs relating to the July 11, 2023 coke dust incident and NOVs relating to the October 6, 2023 coke dust incident. On December 15, 2023, the Martinez refinery experienced an unexpected flaring incident, and subsequently on December 18, 2023 a brush fire incident, and received inquiries or notices of investigation from the BAAD, the CalOSHA, and the CCCHS. The BAAD additionally issued NOVs relating to the December 15, 2023 flaring incident and NOVs relating to the December 18, 2023 brush fire incident. The CDFW, the CCCHS, and the BAAD referred their findings and/or NOVs to the CCC District Attorney for the catalyst incident and various other incidents. On November 16, 2023, the CCC District Attorney and the BAAD announced a joint civil enforcement action against MRC for enforcement of the BAAD’s, the CCCHS’s, and the CDFW’s claims from the catalyst incident, as well as additional enforcement claims from various incidents involving NOVs issued by the BAAD. On February 18, 2026, a final judgment was entered by the judge in the joint civil enforcement action, pursuant to which MRC has agreed to pay $6.4 million to the BAAD with respect to all NOVs issued from February 1, 2020 to February 1, 2025, $3.5 million to the CCC District Attorney, $0.1 million to CCCHS for its referred NOVs and $0.05 million to the CDFW for its referred NOVs. In addition, MRC will also pay $0.6 million to fund supplemental environmental projects. The judgment resolves these specific matters with respect to these agencies but does not impact any other violations that these agencies may issue against MRC. In addition, the judgment does not affect any of the other investigations referenced above that remain outstanding, for which the Company presently believes the outcomes will not have a material impact on its financial position, results of operations, or cash flows.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LEASES
Lease Position as of December 31, 2025 and December 31, 2024
The table below presents the lease related assets and liabilities recorded on the Company’s Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024:

(in millions)	Classification on the Balance Sheet	December 31, 2025	December 31, 2024
Assets
Operating lease assets - third party	Lease right of use assets - third party	$724.1	$800.6
Operating lease assets - affiliate	Lease right of use assets - affiliate	257.3	320.9
Finance lease assets	Lease right of use assets - third party	34.0	42.9
Total lease right of use assets		$1,015.4	$1,164.4

Liabilities
Current liabilities:
Operating lease liabilities - third party	Current operating lease liabilities - third party	$184.2	$187.6
Operating lease liabilities - affiliate	Current operating lease liabilities - affiliate	141.2	113.6
Finance lease liabilities - third party	Accrued expenses	12.2	11.2
Noncurrent liabilities:
Operating lease liabilities - third party	Long-term operating lease liabilities - third party	541.4	620.4
Operating lease liabilities - affiliate	Long-term operating lease liabilities - affiliate	114.7	207.0
Finance lease liabilities - third party	Long-term financing lease liabilities - third party	25.8	35.4
Total lease liabilities		$1,019.5	$1,175.2
Lease Costs
The table below presents certain information related to costs for the Company’s leases for the year ended December 31, 2025 and December 31, 2024:

Lease Costs (in millions)	December 31, 2025	December 31, 2024
Components of total lease costs:
Finance lease costs
Amortization of right of use assets	$11.4	$14.0
Interest on lease liabilities	2.9	3.6
Operating lease costs	456.7	424.3
Short-term lease costs	69.7	78.6
Variable lease costs	96.1	85.8
Sub-lease income	(2.9)	(3.0)
Total lease costs	$633.9	$603.3

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information
The table below presents supplemental cash flow information related to leases for the year ended December 31, 2025 and December 31, 2024 (in millions):

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$461.3	$421.5
Operating cash flows for finance leases	2.9	3.6
Financing cash flows for finance leases	11.2	12.2
Supplemental non-cash quantification of assets acquired or remeasured under operating and financing leases	206.5	333.1
Lease Term and Discount Rate
The table below presents certain information related to the weighted average remaining lease term and weighted average discount rate for the Company’s leases as of December 31, 2025:

Weighted average remaining lease term - operating leases	7.4 years
Weighted average remaining lease term - finance leases	2.9 years

Weighted average discount rate - operating leases	12.8%
Weighted average discount rate - finance leases	7.2%
Undiscounted Cash Flows
The table below reconciles the fixed component of the undiscounted cash flows for each of the periods presented to the lease liabilities recorded on the Consolidated Balance Sheets as of December 31, 2025:

Amounts due in the year ended December 31, (in millions)	Finance Leases	Operating Leases
2026	$14.5	$424.2
2027	14.5	187.4
2028	11.8	149.3
2029	1.4	133.4
2030	—	104.6
Thereafter	—	545.3
Total minimum lease payments	42.2	1,544.2
Less: effect of discounting	4.2	562.7
Present value of future minimum lease payments	38.0	981.5
Less: current obligations under leases	12.2	325.4
Long-term lease obligations	$25.8	$656.1
As of December 31, 2025, the Company has entered into certain leases that have not yet commenced. No such pending leases, either individually or in the aggregate, are material. There are no material lease arrangements in which the Company is the lessor.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, the Company enters into certain affiliate lease arrangements with PBFX for the use of certain storage, terminaling and pipeline assets. The terms for these affiliate leases generally range from seven to fifteen years. The Company uses the same methodology for discounting the lease payments on affiliate leases as it does for third party leases as described above. For the years ended December 31, 2025 and December 31, 2024, the Company incurred operating lease costs, related to affiliate operating leases, of $135.4 million and $135.0 million, respectively.

12. EQUITY STRUCTURE
PBF Holding has no common stock outstanding. As of December 31, 2025, 100% of the membership interests of PBF Holding were owned by PBF LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding. The following sections represent the equity structure of the Company’s indirect and direct parents, PBF Energy and PBF LLC, respectively.
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
PBF Energy Treasury Stock
PBF Energy’s Board of Directors has authorized the repurchase of PBF Energy's Class A common stock (as amended from time to time, the “Repurchase Program”). The Repurchase Program currently allows for share repurchases of up to $1.75 billion and does not have an expiration date.

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
Noncontrolling Interest
In connection with the acquisition of the Chalmette refinery, PBF Holding records noncontrolling interest in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. For the year ended December 31, 2025 the Company recorded a noncontrolling interest in the earnings of these subsidiaries of $0.1 million. For the year ended December 31, 2024 the Company recorded a noncontrolling interest in the losses of these subsidiaries of $0.4 million.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
PBF Energy options	$0.0	$4.5	$11.9
PBF Energy restricted shares	31.4	21.7	17.9
PBF Energy performance awards	7.6	18.1	21.7
Total stock-based compensation expense	$39.0	$44.3	$51.5
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
The following table summarizes activity for PBF Energy options for 2025:

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2025	6,430,875	$24.36	4.18
Exercised	(983,802)	23.22	—
Forfeited	(63,990)	29.32	—
Outstanding at December 31, 2025	5,383,083	$24.51	3.10
Exercisable and vested at December 31, 2025	5,383,083	$24.51	3.10
Total expected to vest as of December 31, 2025	—	$—	—
At December 31, 2025, the total intrinsic value of stock options outstanding and exercisable were $34.4 million and $34.4 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $10.3 million, $30.3 million and $66.1 million, respectively.
There is no unrecognized compensation expense related to PBF Energy options at December 31, 2025.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for PBF Energy restricted stock:

	Number of PBF Energy Restricted Class A Common Stock	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	1,923,895	$32.60
Granted	846,855	31.18
Vested	(798,280)	34.56
Forfeited	(60,154)	30.23
Nonvested at December 31, 2025	1,912,316	$31.24
Unrecognized compensation expense related to PBF Energy Restricted Class A common stock at December 31, 2025 was $32.2 million, which will be recognized from 2026 through 2028.
The following table reflects activity related to our restricted stock:

	December 31, 2025	December 31, 2024	December 31, 2023
Weighted-average grant-date fair value per share of restricted stock granted	$31.18	$28.60	$44.90
Fair value of restricted stock vested (in millions)	$27.6	$15.5	$11.2
Performance Awards
The Company grants performance share awards, which are paid in stock, and performance share unit awards, which are paid in cash, (collectively, the “performance awards”) to certain key employees. Performance awards are based on a three-year performance cycle having a single measurement period. The performance awards will vest on the last day of the performance cycle, subject to forfeiture or acceleration under certain circumstances set forth in the award agreement. The number of performance awards that will ultimately vest is based on the Company’s total shareholder return over the performance cycle. The number of shares ultimately issued, or cash paid under these awards can range from zero to 200% of target award amounts.
Performance Share Unit Awards
The performance share unit awards are accounted for as equity awards, for which the fair value was determined on the grant date by application of a Monte Carlo valuation model.
The grant date fair value was calculated using a Monte Carlo valuation model with the following assumptions:

	December 31, 2025	December 31, 2024	December 31, 2023
Expected life (in years)	3.18	2.82 - 3.04	2.86 - 3.18
Expected volatility	63.25%	53.66% - 56.02%	56.68% - 59.98%
Dividend yield	3.34%	2.07% - 3.93%	1.73% - 1.80%
Risk-free rate of return	3.47%	4.17% - 4.35%	4.40% - 4.75%
Weighted average grant-date fair value per PSU	$40.25	$34.04	$56.35
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity for PBF Energy performance share awards:

	Number of PBF Energy Performance Share Units (“PSUs”)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	612,410	$44.14
Granted	228,771	40.25
Vested	(186,927)	46.85
Forfeited	(5,212)	39.70
Nonvested at December 31, 2025	649,042	$42.02
In 2025, 2024 and 2023, PSU’s with a fair value of $0.0 million, $14.1 million and $30.9 million, respectively, were vested.
As of December 31, 2025, unrecognized compensation cost related to performance share unit awards was $17.2 million, which is expected to be recognized over a weighted average period of 2.32 years.
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
The following table summarizes activity for PBF Energy performance unit awards:

Number of PBF Energy Performance Units
Nonvested at January 1, 2025	46,004,030
Granted	16,741,373
Vested	(15,367,121)
Forfeited	(350,027)
Nonvested at December 31, 2025	47,028,255
In 2025, 2024 and 2023, Performance Units with a fair value of $0.0 million, $19.3 million and $12.1 million, respectively, were vested.
As of December 31, 2025, unrecognized compensation cost related to performance unit awards was $12.7 million, which is expected to be recognized over a weighted average period of 2.63 years.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to IRS limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $36.8 million, $40.0 million and $37.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2025 and 2024 were as follows:

	Pension Plans		Post-Retirement Medical Plan
(in millions)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$489.8	$429.7	$15.6	$19.6
Service cost	53.2	53.4	0.7	0.9
Interest cost	25.0	20.3	0.8	0.9
Benefit payments	(32.5)	(15.5)	(2.7)	(2.4)
Actuarial loss (gain)	11.5	1.9	2.0	(3.4)
Projected benefit obligation at end of year	$547.0	$489.8	$16.4	$15.6
Change in plan assets:
Fair value of plan assets at beginning of year	$394.7	$349.3	$—	$—
Actual return on plan assets	59.8	25.9	—	—
Benefits paid	(32.4)	(15.5)	(2.7)	(2.4)
Employer contributions	35.1	35.0	2.7	2.4
Fair value of plan assets at end of year	$457.2	$394.7	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$457.2	$394.7	$—	$—
Less projected benefit obligation at end of year	547.0	489.8	16.4	15.6
Funded status at end of year	$(89.8)	$(95.1)	$(16.4)	$(15.6)
The accumulated benefit obligation for the defined benefit plans approximated $508.4 million and $460.1 million at December 31, 2025 and 2024, respectively.
Benefit payments, which reflect expected future services that the Company expects to pay are as follows for the years ended December 31:

(in millions)	Pension Benefits	Post-Retirement Medical Plan
2026	$41.3	$1.6
2027	36.2	1.7
2028	40.5	1.8
2029	45.1	1.6
2030	47.1	1.6
Years 2031 - 2035	296.9	7.8
The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $36.0 million to the Company’s Pension Plans during 2026.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$53.2	$53.4	$48.1	$0.7	$0.9	$0.5
Interest cost	25.0	20.3	17.7	0.8	0.9	0.7
Expected return on plan assets	(27.6)	(24.4)	(19.2)	—	—	—
Amortization of prior service cost and actuarial loss	0.2	0.3	—	0.3	0.5	0.1
Net periodic benefit cost	$50.8	$49.6	$46.6	$1.8	$2.3	$1.3
Lump sum payments made by the Supplemental Plan to employees retiring in 2025, 2024 and 2023 did not exceed the Plan’s total service and interest costs expected for those years.
The pre-tax amounts recognized in other comprehensive (income) loss for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
(in millions)	2025	2024	2023	2025	2024	2023
Prior service costs	$—	$—	$—	$—	$—	$6.1
Net actuarial (gain) loss	(20.7)	0.4	9.5	2.0	(3.3)	(0.2)
Amortization of losses and prior service cost	(0.2)	(0.3)	(0.1)	(0.3)	(0.5)	(0.1)
Total changes in other comprehensive (income) loss	$(20.9)	$0.1	$9.4	$1.7	$(3.8)	$5.8
The pre-tax amounts in accumulated other comprehensive (loss) income as of December 31, 2025 and 2024 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
(in millions)	2025	2024	2025	2024
Prior service costs	$(0.2)	$(0.3)	$(6.5)	$(7.6)
Net actuarial (loss) gain	(3.7)	(24.6)	10.8	13.5
Total	$(3.9)	$(24.9)	$4.3	$5.9
The weighted average assumptions used to determine the benefit obligations as of December 31, 2025 and 2024 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2025	2024	2025	2024	2025	2024
Discount rate - benefit obligations	5.54%	5.63%	5.27%	5.54%	5.04%	5.39%
Rate of compensation increase	4.55%	4.55%	5.00%	5.00%	—	—

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rates:
Effective rate for service cost	5.65%	5.00%	5.22%	5.57%	4.94%	5.24%	5.62%	5.00%	5.27%
Effective rate for interest cost	5.32%	4.90%	5.14%	5.20%	4.90%	5.14%	5.10%	4.82%	5.05%
Effective rate for interest on service cost	5.39%	4.89%	5.14%	5.31%	4.84%	5.12%	5.50%	4.93%	5.21%
Cash balance interest credit rate	4.63%	3.99%	4.04%	4.63%	3.99%	4.04%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.90%	6.80%	6.75%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	4.55%	4.55%	4.27%	5.00%	4.50%	4.50%	N/A	N/A	N/A
The assumed health care cost trend rates as of December 31, 2025 and 2024 were as follows:

	Post-Retirement Medical Plan
	2025	2024
Health care cost trend rate assumed for next year	6.8%	5.9%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.0%	4.0%
Year that the rate reaches the ultimate trend rate	2050	2049
The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2025 and 2024 by level of fair value hierarchy. Assets consist of collective trusts and are measured at fair value based on the closing net asset value (“NAV”) as determined by the fund manager and reported daily. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

	Fair Value Measurements Using NAV as Practical Expedient
(in millions)	2025	2024
Equities:
Domestic equities	$140.4	$121.7
Developed international equities	58.8	46.6
Global low volatility equities	—	7.9
Emerging market equities	24.8	19.2
Fixed-income	211.8	178.6
Real Estate	19.4	18.7
Cash and cash equivalents	2.0	2.0
Total	$457.2	$394.7

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2025, the plan’s target allocations for plan assets are 48% invested in equity securities, 46% fixed income investments and 6% in real estate. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
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
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Year Ended December 31,
(in millions)	2025	2024	2023
Gasoline and distillates	$25,810.6	$28,652.0	$34,002.5
Feedstocks and other	1,354.2	1,449.1	1,640.6
Asphalt and blackoils	1,263.6	1,940.1	1,650.1
Chemicals	539.0	662.8	650.6
Lubricants	330.3	373.9	344.7
Total Revenues	$29,297.7	$33,077.9	$38,288.5
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
Deferred Revenue
The Company records deferred revenue when cash payments are received or are due in advance of performance, including amounts which are refundable. Deferred revenue was $20.8 million and $43.3 million as of December 31, 2025 and December 31, 2024, respectively. Fluctuations in the deferred revenue balance are primarily driven by the timing and extent of cash payments received or due in advance of satisfying the Company’s performance obligations.
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
The reported income tax expense (benefit) in the PBF Holding Consolidated Statements of Operations consists of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current income tax expense (benefit)	$1.1	$0.2	$(1.8)
Deferred income tax expense (benefit)	2.2	(5.9)	3.7
Total income tax expense (benefit)	$3.3	$(5.7)	$1.9
A summary of the components of PBF Holding’s deferred tax assets and deferred tax liabilities consists of the following:

(in millions)	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carry forwards	$1.1	$1.0
Other	0.5	0.5
Total deferred tax assets	1.6	1.5

Deferred tax liabilities
Property, plant and equipment	13.5	14.4
Inventory	9.2	5.9
Total deferred tax liabilities	22.7	20.3
Net deferred tax liability	$(21.1)	$(18.8)

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2025 and 2024.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At December 31, 2025 and 2024, the Company had the obligation to receive cash collateral posted against its derivative obligations of $5.7 million and $15.1 million, respectively. Cash collateral related to derivative contracts is recorded net in the Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Consolidated Balance Sheets.

	As of December 31, 2025
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$5.2	$—	$—	$5.2	N/A	$5.2
Commodity contracts	8.2	11.9	—	20.1	(9.7)	10.4
Liabilities:
Commodity contracts	9.6	0.1	—	9.7	(9.7)	—
Renewable energy credit and emissions obligations	—	574.8	—	574.8	—	574.8

	As of December 31, 2024
	Fair Value Hierarchy
(in millions)	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$12.9	$—	$—	$12.9	N/A	$12.9
Commodity contracts	16.0	—	—	16.0	(14.0)	2.0
Liabilities:
Commodity contracts	14.0	—	—	14.0	(14.0)	—
Renewable energy credit and emissions obligations	—	465.9	—	465.9	—	465.9

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
•Renewable energy credit and emissions obligations primarily represent the Company’s liability for the purchase of (i) biofuel credits (primarily RINs in the U.S.) needed to satisfy its obligation to blend biofuels into the products the Company produces and (ii) emission credits under the AB 32 and similar programs (collectively, the cap-and-trade systems). To the degree the Company is unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, it must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, it must purchase emission credits to comply with these systems. The liability for environmental credits is in part based on the Company’s deficit for such credits as of the balance sheet date, if any, after considering any credits acquired, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. To the extent that the Company has a better estimate of the cost at which it settles its obligation, such as agreements to purchase RINs or cap-and-trade credits at prices other than the current spot price, the Company considers those costs in valuing the remaining obligation. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.
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
•The contingent consideration obligation at December 31, 2023 was categorized in Level 3 of the fair value hierarchy and was estimated using discounted cash flow models based on management’s estimate of the future cash flows related to the earn-out periods. The Company’s final earn-out payment of $18.8 million was paid in full in 2024.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of December 31, 2025 and 2024, $18.6 million and $19.4 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the prior year change in estimated future earnings related to the Martinez Contingent Consideration:

(in millions)	December 31, 2024
Balance at beginning of period	$21.6
Settlements	(18.8)
Unrealized gain included in earnings	(2.8)
Balance at end of period	$—
There were no transfers between levels during the years ended December 31, 2025 or December 31, 2024.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt
The table below summarizes the carrying value and fair value of debt as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 6.00% Senior Notes (a)	$801.6	$794.6	$801.6	$765.9
2030 9.875% Senior Notes (a)	800.0	824.3	—	—
2030 7.875% Senior Notes (a)	500.0	481.3	500.0	490.0
Revolving Credit Facility (b)	100.0	100.0	200.0	200.0
	2,201.6	2,200.2	1,501.6	1,455.9
Less - Unamortized deferred financing costs	(41.0)	n/a	(41.6)	n/a
Unamortized discount	(12.3)	n/a	(2.7)	n/a
Long-term debt	$2,148.3	$2,200.2	$1,457.3	$1,455.9
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
The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2025, there were 5,889,000 barrels of crude oil and 4,037,000 barrels of refined products (13,911,000 and 4,704,000, respectively, as of December 31, 2024), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of December 31, 2025 and December 31, 2024 and the line items in the Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset
		(in millions)
Derivatives not designated as hedging instruments:
December 31, 2025:
Commodity contracts	Accounts receivable	$10.4
December 31, 2024:
Commodity contracts	Accounts receivable	$2.0

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives designated as hedging instruments:
For the year ended December 31, 2025:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$—
For the year ended December 31, 2024:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$—
For the year ended December 31, 2023:
Derivatives included within the inventory intermediation agreement obligations	Cost of products and other	$21.0

Derivatives not designated as hedging instruments:
For the year ended December 31, 2025:
Commodity contracts	Cost of products and other	$0.7
For the year ended December 31, 2024:
Commodity contracts	Cost of products and other	$12.3
For the year ended December 31, 2023:
Commodity contracts	Cost of products and other	$38.1

Hedged items designated in fair value hedges:
For the year ended December 31, 2025:
Crude oil, intermediate and refined product inventory	Cost of products and other	$—
For the year ended December 31, 2024:
Crude oil, intermediate and refined product inventory	Cost of products and other	$—
For the year ended December 31, 2023:
Crude oil, intermediate and refined product inventory	Cost of products and other	$(21.0)
There were no fair value hedges for the years ended December 31, 2025, 2024 or 2023.

PBF HOLDING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS
Dividend Declared
On February 12, 2026, PBF Energy announced a dividend of $0.275 per share on outstanding PBF Energy Class A common stock. The dividend is payable on March 11, 2026, to PBF Energy Class A common stockholders of record at the close of business on February 25, 2026. The Company may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend.

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
(Matthew C. Lucey)
President, and Chief Executive Officer (Principal Executive Officer)
Date: February 23, 2026
POWER OF ATTORNEY
Each of the officers and directors of PBF Holding Company LLC, whose signature appears below, in so signing, also makes, constitutes and appoints each of Joseph Marino, Matthew Lucey and Trecia Canty, and each of them, his or her true and lawful attorneys-in-fact, with full power and substitution, for him or her in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew C. Lucey	President, Chief Executive Officer,	February 23, 2026
(Matthew C. Lucey)	Director (Principal Executive Officer)

/s/ Joseph Marino	Senior Vice President, Chief Financial Officer, Director	February 23, 2026
(Joseph Marino)	(Principal Financial Officer)

/s/ Steven Andriola	Controller & Chief Accounting Officer	February 23, 2026
(Steven Andriola)	(Principal Accounting Officer)

/s/ Trecia Canty	Director	February 23, 2026
(Trecia Canty)