Form 10-Q
period 2026-03-31
PBF Holding Co LLC; PBF Finance Corp
filed 2026-05-04
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
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
PBF Holding Company LLC has no common stock outstanding. As of April 30, 2026, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

EXPLANATORY NOTE
This combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of March 31, 2026. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC (“PBFX GP”) is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2025 of PBF Holding and PBF Finance, which we refer to as our 2025 Annual Report on Form 10-K, and in our other filings with the United States Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
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
•the effects related to, or resulting from, geopolitical conflict around the world, including Russia’s military action in Ukraine, armed hostilities in the middle east including the ongoing conflicts involving the United States, Iran, Israel and other Gulf States, and disruptions in international shipping, resulting from attacks on cargo ships, blockades, and other restrictions to trade routes, including the imposition of additional sanctions and export controls, the potential expansion of such conflicts to other nations or regions, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
•the risk and uncertainties associated with the fire on February 1, 2025 at our Martinez refinery (the “Martinez refinery fire”), including the throughput of the Martinez refinery during this period, estimated costs, the anticipated amount and timing of the remaining insurance recoveries related to the Martinez refinery fire, and the results and consequences of any governmental and regulatory investigations related to the Martinez refinery fire;
•the amount and the timing of cost savings and operational efficiencies to be achieved through our Refining Business Improvement (“RBI”) initiative;
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy, and related commitments;

•our obligation to buy Renewable Identification Numbers (“RINs”) and market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard (“RFS”) and greenhouse gas (“GHG”) emission credits required to comply with various GHG emission programs, such as California Assembly Bill 32 (“AB 32”) and similar programs (collectively, the “cap-and-trade systems”);
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
•our expectations and timing with respect to any acquisition and investment activities;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$504.3	$503.0
Accounts receivable	1,852.4	1,120.1
Accounts receivable - affiliate	86.3	49.4
Inventories	3,078.2	2,563.1
Prepaid and other current assets	256.9	183.9
Total current assets	5,778.1	4,419.5
Property, plant and equipment (net of accumulated depreciation of $2,093.60 and $2,037.30, respectively)	5,009.2	4,810.4
Lease right of use assets - third party	795.3	758.1
Lease right of use assets - affiliate	221.4	257.3
Deferred charges and other assets, net	1,545.3	1,461.0
Total assets	$13,349.3	$11,706.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$855.9	$794.4
Accounts payable - affiliate	87.3	78.3
Accrued expenses	3,261.7	2,614.2
Current operating lease liabilities - third party	198.8	184.2
Current operating lease liabilities - affiliate	112.8	141.2
Deferred revenue	55.2	20.8
Total current liabilities	4,571.7	3,833.1
Long-term debt	2,802.3	2,148.3
Deferred tax liabilities	13.5	21.1
Long-term operating lease liabilities - third party	563.8	541.4
Long-term operating lease liabilities - affiliate	106.7	114.7
Long-term financing lease liabilities - third party	22.6	25.8
Other long-term liabilities	246.5	248.8
Total liabilities	8,327.1	6,933.2
Commitments and contingencies (Note 6)
Equity:
PBF Holding Company LLC equity
Member’s equity	4,152.5	4,082.5
Retained earnings	846.7	667.8
Accumulated other comprehensive income	10.1	10.0
Total PBF Holding Company LLC equity	5,009.3	4,760.3
Noncontrolling interest	12.9	12.8
Total equity	5,022.2	4,773.1
Total liabilities and equity	$13,349.3	$11,706.3

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Revenues	$7,899.8	$7,057.1
Cost and expenses:
Cost of products and other	6,862.9	6,665.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	661.2	706.3
Depreciation and amortization expense	146.7	158.6
Cost of sales	7,670.8	7,530.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	87.0	67.9
Depreciation and amortization expense	2.3	2.1
Gain on insurance recoveries, net	(106.5)	—
Loss on sale of assets	0.3	—
Total cost and expenses	7,653.9	7,600.3
Income (loss) from operations	245.9	(543.2)
Other income (expense):
Interest expense (net of interest income of $3.2, and $4.2, respectively)	(42.5)	(35.5)
Other non-service components of net periodic benefit cost	1.0	0.3
Income (loss) before income taxes	204.4	(578.4)
Income tax (benefit) expense	(7.3)	0.3
Net income (loss)	211.7	(578.7)
Less: net income (loss) attributable to noncontrolling interest	0.1	—
Net income (loss) attributable to PBF Holding Company LLC	$211.6	$(578.7)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$211.7	$(578.7)
Other comprehensive income:
Unrealized gain on available for sale securities	—	0.6
Net gain on pension and other post-retirement benefits	0.1	0.1
Total other comprehensive income	0.1	0.7
Comprehensive income (loss)	211.8	(578.0)
Less: comprehensive income (loss) attributable to noncontrolling interest	0.1	—
Comprehensive income (loss) attributable to PBF Holding Company LLC	$211.7	$(578.0)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, December 31, 2025	$4,082.5	$10.0	$667.8	$12.8	$4,773.1
Member distributions	—	—	(32.7)	—	(32.7)
Capital contributions from PBF LLC	63.0	—	—	—	63.0
Stock-based compensation expense	7.0	—	—	—	7.0
Comprehensive income	—	0.1	211.6	0.1	211.8
Balance, March 31, 2026	$4,152.5	$10.1	$846.7	$12.9	$5,022.2

Balance, December 31, 2024	$3,570.2	$(13.3)	$1,422.3	$12.7	$4,991.9
Member distributions	—	—	(168.7)	—	(168.7)
Capital contributions from PBF LLC	55.0	—	—	—	55.0
Stock-based compensation expense	8.8	—	—	—	8.8
Comprehensive income (loss)	—	0.7	(578.7)	—	(578.0)
Balance, March 31, 2025	$3,634.0	$(12.6)	$674.9	$12.7	$4,309.0

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$211.7	$(578.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	153.7	164.6
Stock-based compensation expense	8.4	11.4
Deferred income taxes	(7.6)	—
Non-cash lower of cost or market inventory adjustment	(313.0)	—
Pension and other post-retirement benefit costs	13.5	13.1
Gain on insurance recoveries, net	(106.5)	—
Loss on sale of assets	0.3	—

Changes in operating assets and liabilities:
Accounts receivable	(732.3)	63.9
Due to/from affiliates	(27.8)	(45.7)
Inventories	(202.2)	(295.5)
Prepaid and other current assets	(73.0)	(67.2)
Accounts payable	86.1	134.4
Accrued expenses	604.4	5.9
Deferred revenue	34.4	19.9
Other assets and liabilities	(21.3)	(16.1)
Net cash used in operating activities	$(371.2)	$(590.0)

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(347.7)	(108.6)
Expenditures for deferred turnaround costs	(136.9)	(92.7)
Expenditures for other assets	(23.2)	(14.6)
Insurance proceeds	106.5	—
Net cash used in investing activities	$(401.3)	$(215.9)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Contributions from PBF LLC	$63.0	$55.0
Distributions to members	(32.7)	(168.7)
Proceeds from 2030 9.875% Senior Notes	—	788.5
Proceeds from revolver borrowings	900.0	1,150.0
Repayments of revolver borrowings	(250.0)	(1,150.0)
Payments on financing leases	(3.0)	(3.0)
Proceeds from insurance premium financing	141.8	100.7
Payments of insurance premium financing	(45.3)	(26.6)
Deferred financing costs and other, net	—	(12.0)
Net cash provided by financing activities	$773.8	$733.9

Net change in cash and cash equivalents	1.3	(72.0)
Cash and cash equivalents, beginning of period	503.0	515.2
Cash and cash equivalents, end of period	$504.3	$443.2

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$141.1	$97.1
Assets acquired or remeasured under operating and financing leases	131.8	65.7
Cash paid during the period for:
Interest (net of capitalized interest of $17.3 and $5.6 in 2026 and 2025, respectively)	$75.9	$48.8

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of, an equity interest representing approximately 99.3% of the outstanding economic interest in PBF LLC as of March 31, 2026. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC, Delaware City Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, and Martinez Refining Company LLC (“MRC”) are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company” unless the context otherwise requires.
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
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which introduces new disclosure requirements aimed at enhancing the transparency of expense information presented in the financial statements. Specifically, it mandates that public business entities disaggregate certain expense captions presented on the face of the Consolidated Statements of Operations into specified natural expense categories within the notes to the financial statements. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments in this ASU prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements. While the Company does not anticipate that the adoption of this ASU will have a material impact on its Consolidated Financial Statements, it will result in additional disclosure requirements in the notes to its financial statements. The Company will continue to monitor any further guidance or interpretations by the FASB related to this ASU and will provide updates in future filings.
Martinez Refinery Fire
On February 1, 2025, a fire occurred at the Company’s Martinez refinery, which is owned and operated by MRC, while the refinery was in the preliminary stages of its previously announced turnaround (the “Martinez refinery fire”). As a result, the refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations are being conducted by various regulatory agencies, including the California Department of Industrial Relations - the Division of Occupational Safety and Health, the Bay Area Air District, Contra Costa County, the Department of Justice (“DOJ”), the United States Attorney’s Office (“USAO”), and the Environmental Protection Agency (“EPA”). There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
Following completion of the construction activities in February, assets were transferred to Refinery Operations for commissioning and restart. The startup process extended beyond previous expectations due to the volume of safety and process checks required to ensure successful restoration of full operations. The Alkylation unit and Cat Feed Hydrotreater were successfully restarted and are producing finished products and intermediates required for the sequential startup of downstream units. The Fluid Catalytic Cracking unit is now in the restart process and expected to be producing finished products in early May.
The Company expects that the cost of repairs to the fire-damaged units and restoring the refinery to full operational status will be largely covered under its property insurance coverage, subject to the Company’s deductible and retentions totaling $30.0 million. The Company’s insurance policy also includes business interruption coverage, which contains a 60-day waiting period. This coverage commenced on April 3, 2025. While the Company expects its insurance coverage will significantly offset the financial impact of the Martinez refinery fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact the Company’s results and its cash flow in a given reporting period. Any insurance proceeds attributable to property damage in excess of the recognized property loss is considered a gain contingency and will not be recognized until it is realizable.
During the three months ended March 31, 2026, the Company received $106.5 million of unallocated insurance proceeds, which were recognized as a Gain on insurance recoveries in the Condensed Consolidated Statements of Operations. Since the date of the fire, the Company has received cumulative insurance proceeds, net of deductibles and retentions, of $1.0 billion.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In addition, during the three months ended March 31, 2026 and 2025, the Company incurred $11.5 million and $78.1 million, respectively, in operating expenses directly related to the fire response, recovery, and cleanup efforts as well as certain costs associated with the restart of the refinery. Certain of these expenses may be recoverable through the Company’s insurance claim process and will be recorded as a gain in the quarter in which insurance proceeds are probable of being received.
2. INVENTORIES
Inventories consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Crude oil and feedstocks	$1,587.5	$1,438.0
Refined products and blendstocks	1,311.7	1,260.5
Warehouse stock and other	179.0	177.6
	3,078.2	2,876.1
Lower of cost or market adjustment	—	(313.0)
Total inventories	$3,078.2	$2,563.1
At March 31, 2026, the replacement cost of inventories exceeded their carrying value under the last-in, first-out (“LIFO”) method by approximately $1.6 billion. During the three months ended March 31, 2026, the Company reversed the $313.0 million lower of cost or market (“LCM”) inventory reserve recorded at December 31, 2025. This reversal increased income from operations by $313.0 million and resulted in no LCM inventory reserve at March 31, 2026.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. During the year ended December 31, 2025, the Company recorded a pre-tax charge related to a LIFO layer decrement of $5.4 million in the Refining segment, primarily associated with the Martinez refinery.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Inventory-related accruals	$1,867.0	$1,351.5
Renewable energy credit and emissions obligations (a)	653.5	574.8
Excise and sales tax payable	176.2	92.7
Accrued transportation costs	161.6	136.6
Accrued capital expenditures	72.4	126.1
Accrued utilities	67.9	82.6
Accrued refinery maintenance and support costs	51.9	56.7
Accrued salaries and benefits	19.9	59.4
Accrued interest	15.5	53.8
Current finance lease liabilities	12.4	12.2
Environmental liabilities	9.3	9.1
Other	154.1	58.7
Total accrued expenses	$3,261.7	$2,614.2
__________________________
(a) The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate, acquire renewable energy credits, and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. The Company’s RINs obligation will be settled in accordance with established regulatory deadlines. The majority of the Company’s current AB 32 liability is part of an ongoing triennial period program through 2026 which will be settled in 2027.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
6.00% senior unsecured notes due 2028 (“2028 6.00% Senior Notes”)	$801.6	$801.6
9.875% senior unsecured notes due 2030 (“2030 9.875% Senior Notes”)	800.0	800.0
7.875% senior unsecured notes due 2030 (“2030 7.875% Senior Notes”)	500.0	500.0
Revolving Credit Facility	750.0	100.0
	2,851.6	2,201.6
Unamortized deferred financing costs	(37.6)	(41.0)
Unamortized discount	(11.7)	(12.3)
Long-term debt	$2,802.3	$2,148.3
As of March 31, 2026, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.
5. RELATED PARTY TRANSACTIONS
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Reimbursements under affiliate agreements:
Services agreement	$2.2	$2.2
Omnibus agreement	1.5	1.5
Total expenses under affiliate agreements	(88.7)	(85.2)
Total reimbursements under the omnibus agreement with PBFX, PBFX GP and PBF LLC are included in General and administrative expenses. Total reimbursements under the operation and management services and secondment agreement with PBFX and expenses under affiliate agreements are included in Cost of products and other in the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $4.6 million and $39.2 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with PBFX as of March 31, 2026 ($5.3 million and $38.9 million, respectively, as of December 31, 2025).

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Transactions with SBR
A summary of the Company’s related party transactions with SBR is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Transactions under commercial agreements:
Sales	$21.6	$13.4
Purchases	(157.5)	(60.3)
Reimbursements under related party agreements:
Operating agreement	70.1	40.0
SBR Omnibus agreement	1.0	1.0
Common asset use and servitude agreement	2.0	2.2
Total lease expense under related party agreements	—	(5.3)
Total sales, consisting of refined product sales, and purchases, primarily related to environmental credit and hydrocarbon purchases, under the commercial agreements with SBR are included within Revenues and Cost of products and other, respectively, on the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $81.7 million and $48.1 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with SBR as of March 31, 2026 ($44.1 million and $39.4 million, respectively, as of December 31, 2025).
SBR Term Loan
The Company has agreed to provide a limited guaranty in connection with a $100.0 million term loan originally entered into by SBR and its wholly owned subsidiary, SBR Marketing LLC (“SBR Marketing”), in April 2025. Under the guaranty and subject to the terms and conditions set forth therein, the Company is guaranteeing SBR and SBR Marketing’s certain payment and performance obligations under the term loan, with the guaranty capped at 50% of such obligations, commensurate with PBF Energy’s 50% equity interest in SBR. The Company currently believes that the likelihood of performance under this guaranty is remote.

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
These laws and regulations raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which the Company manufactured, handled, used, released, or disposed of, transported, or that relate to pre-existing conditions for which the Company has assumed responsibility. The Company believes that its current operations are in compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between the Company and federal, state, and local authorities, including notices of violations (“NOVs”), citations, and other enforcement actions, some of which have resulted or may result in changes to operating procedures and in capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, the Company anticipates that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled approximately $108.6 million as of March 31, 2026 and December 31, 2025, and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected on the Company’s Condensed Consolidated Balance Sheets was $149.3 million and $149.6 million at March 31, 2026 and December 31, 2025, respectively, of which $140.0 million and $140.5 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Legal Matters
On November 24, 2022, the Martinez refinery, owned and operated by MRC, experienced a catalyst release. An investigation is being conducted by the DOJ, the USAO, and the EPA. There are uncertainties around this inquiry and investigation and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
7. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025
Gasoline and distillates	$7,058.8	$6,125.6
Asphalt and blackoils	318.2	237.7
Feedstocks and other	291.9	496.9
Chemicals	145.0	121.4
Lubricants	85.9	75.5
Total Revenues	$7,899.8	$7,057.1
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
The income tax provision in the PBF Holding Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended March 31,
(in millions)	2026	2025
Current income tax expense	$0.3	$0.3
Deferred income tax (benefit) expense	(7.6)	—
Total income tax (benefit) expense	$(7.3)	$0.3

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of March 31, 2026 and December 31, 2025.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At March 31, 2026 and December 31, 2025, the Company had the obligation to receive cash collateral posted against its derivative obligations of $114.1 million and $5.7 million, respectively. Cash collateral related to derivative contracts is recorded net in the Condensed Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of March 31, 2026
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$5.2	$—	$—	$5.2	N/A	$5.2
Commodity contracts	208.8	0.1	—	208.9	(208.9)	—
Liabilities:
Commodity contracts	300.3	7.1	—	307.4	(208.9)	98.5
Renewable energy credit and emissions obligations	—	653.5	—	653.5	—	653.5

	As of December 31, 2025
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$5.2	$—	$—	$5.2	N/A	$5.2
Commodity contracts	8.2	11.9	—	20.1	(9.7)	10.4
Liabilities:
Commodity contracts	9.6	0.1	—	9.7	(9.7)	—
Renewable energy credit and emissions obligations	—	574.8	—	574.8	—	574.8

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
•Renewable energy credit and emissions obligations primarily represent the Company’s liability for the purchase of (i) biofuel credits (primarily RINs in the United States) needed to satisfy its obligation to blend biofuels into the products the Company produces and (ii) emission credits under the AB 32 and similar programs (collectively, the “cap-and-trade systems”). To the degree the Company is unable to blend biofuels (such as ethanol and biodiesel) at percentages required under the biofuel programs, it must purchase biofuel credits to comply with these programs. Under the cap-and-trade systems, it must purchase emission credits to comply with these systems. The liability for environmental credits is in part based on the Company’s deficit for such credits as of the balance sheet date, if any, after considering any credits acquired, and is equal to the product of the credits deficit and the market price of these credits as of the balance sheet date. To the extent that the Company has a better estimate of the cost at which it settles its obligation, such as agreements to purchase RINs or cap-and-trade credits at prices other than the current spot price, the Company considers those costs in valuing the remaining obligation. The environmental credit obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based on quoted prices from an independent pricing service.
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
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of March 31, 2026 and December 31, 2025 approximately $18.6 million was included within Deferred charges and other assets, net for these non-qualified pension plan assets.
There were no transfers between levels during the three months ended March 31, 2026 or March 31, 2025.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2028 6.00% Senior Notes (a)	$801.6	$801.6	$801.6	$794.6
2030 9.875% Senior Notes (a)	800.0	858.7	800.0	824.3
2030 7.875% Senior Notes (a)	500.0	514.2	500.0	481.3
Revolving Credit Facility (b)	750.0	750.0	100.0	100.0
	2,851.6	2,924.5	2,201.6	2,200.2
Less - Unamortized deferred financing costs	(37.6)	N/A	(41.0)	N/A
Unamortized discount	(11.7)	N/A	(12.3)	N/A
Long-term debt	$2,802.3	$2,924.5	$2,148.3	$2,200.2
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of March 31, 2026, there were 32,820,000 barrels of crude oil and 3,025,000 barrels of refined products (5,889,000 and 4,037,000, respectively, as of December 31, 2025), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of March 31, 2026 and December 31, 2025, and the line items in the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives not designated as hedging instruments:
March 31, 2026:
Commodity contracts	Accounts receivable	$(98.5)
December 31, 2025:
Commodity contracts	Accounts receivable	$10.4
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items in the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives not designated as hedging instruments:
For the three months ended March 31, 2026:
Commodity contracts	Cost of products and other	$(208.8)
For the three months ended March 31, 2025:
Commodity contracts	Cost of products and other	$(1.3)
There were no fair value hedges for the three months ended March 31, 2026 or 2025.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. SUBSEQUENT EVENTS
Dividend Declared
On April 30, 2026, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.275 per share on its outstanding Class A common stock. The dividend is payable on May 29, 2026 to PBF Energy Class A common stockholders of record at the close of business on May 14, 2026. The Company may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements of PBF Holding included in the Annual Report on Form 10-K for the year ended December 31, 2025 and the unaudited financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”
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

Recent Developments
Martinez Refinery Fire
On February 1, 2025, the Martinez refinery fire occurred. As a result of the Martinez refinery fire, the refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations are being conducted by various regulatory agencies, including the California Department of Industrial Relations, the Division of Occupational Safety and Health (“CalOSHA”), the Bay Area Air District (“BAAD”), Contra Costa County (“CCC”), the Department of Justice (“DOJ”), the United States Attorney’s Office (“USAO”), and the Environmental Protection Agency (“EPA”). There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
Following completion of the construction activities in February, assets were transferred to Refinery Operations for commissioning and restart. The startup process extended beyond previous expectations due to the volume of safety and process checks required to ensure successful restoration of full operations. The Alkylation unit and Cat Feed Hydrotreater were successfully restarted and are producing finished products and intermediates required for the sequential startup of downstream units. The Fluid Catalytic Cracking unit is now in the restart process and expected to be producing finished products in early May.
We expect that the cost of repairs to the fire-damaged units and restoring the refinery to full operational status will be largely covered under our property insurance coverage, subject to our deductible and retentions totaling $30.0 million. Our insurance policy also includes business interruption coverage, which contains a 60-day waiting period. This coverage commenced on April 3, 2025. While we expect our insurance coverage will significantly offset the financial impact of the Martinez refinery fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact our results and our cash flow in a given reporting period.
Following the full restart of the Martinez refinery, it has achieved planned operating rates. Anticipated costs and insurance recoveries related to the Martinez refinery fire are based on information available to us as of the date of this filing, and are preliminary and subject to revision. In addition, neither the total amount nor timing of insurance recoveries is certain. During the three months ended March 31, 2026, we received $106.5 million of unallocated insurance proceeds. Since the date of the fire, we have received cumulative insurance proceeds, net of deductibles and retentions, of $1.0 billion.
Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Martinez Refinery Fire
On February 1, 2025, the Martinez refinery fire occurred. As a result, the refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the refinery began producing limited quantities of gasoline, jet fuel, and intermediates, while the remaining units remained offline. Investigations by various regulatory agencies are ongoing. Consequently, throughput volumes at the Martinez refinery in 2026 were significantly above 2025 levels.
During the three months ended March 31, 2026, we received $106.5 million of unallocated insurance proceeds, which were recognized as a Gain on insurance recoveries in the Condensed Consolidated Statements of Operations.

In addition, during the three months ended March 31, 2026 and 2025, we recorded operating expenses associated with the Martinez refinery fire of approximately $11.5 million and $78.1 million, respectively.
Costs Related to RBI Initiative
During the second quarter of 2025, we launched our RBI initiative as part of our ongoing strategic efforts to extract incremental value across our business. For the three months ended March 31, 2026, we recorded $9.4 million in expenses related to this initiative. These charges are reflected in General and administrative expenses on the Condensed Consolidated Statements of Operations.
Geopolitical Conflicts
Recent hostilities involving the United States, Israel and Iran have disrupted global energy markets and trade flows, contributing to increased volatility in crude oil and refined product prices. Actions affecting regional shipping routes, including through the Strait of Hormuz, and impacts to certain Middle Eastern energy infrastructure have led to higher freight costs, longer transit times and supply chain disruptions. These conditions have supported higher global refining margins and increased demand for U.S. refined products during the period, while also resulting in higher and more volatile crude oil prices, increased feedstock costs and elevated working capital requirements. The net impact on our results of operations has varied based on the timing and magnitude of changes in crude oil prices and refined product margins. The extent to which these conditions will continue remains uncertain and dependent on future developments, including the duration and scope of the conflict, potential further disruptions to supply or transit routes and the response of global markets. We continue to monitor the situation and adjust our operations as appropriate.
Debt and Credit Facilities
Senior Notes
On March 17, 2025, we issued $800.0 million in aggregate principal amount of 9.875% senior unsecured notes due 2030 (the “2030 9.875% Senior Notes”). The net proceeds from the offering was approximately $776.0 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds, to repay outstanding borrowings under PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) and for general corporate purposes.
Revolving Credit Facility
The Revolving Credit Facility matures in August 2028 and has a maximum commitment of $3.5 billion as stated in the amended and restated asset-based revolving credit agreement (the “Revolving Credit Agreement”). There were $750.00 million and $100.00 million outstanding borrowings under the Revolving Credit Facility as of March 31, 2026 and December 31, 2025, respectively.
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

Results of Operations
The following tables reflect our financial and operating highlights for the three months ended March 31, 2026 and 2025 (amounts in millions):

	Three Months Ended March 31,
	2026	2025
Revenues	$7,899.8	$7,057.1
Cost and expenses:
Cost of products and other	6,862.9	6,665.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	661.2	706.3
Depreciation and amortization expense	146.7	158.6
Cost of sales	7,670.8	7,530.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	87.0	67.9
Depreciation and amortization expense	2.3	2.1
Gain on insurance recoveries, net	(106.5)	—
Loss on sale of assets	0.3	—
Total cost and expenses	7,653.9	7,600.3
Income (loss) from operations	245.9	(543.2)
Other income (expense):
Interest expense (net of interest income of $3.2, and $4.2, respectively)	(42.5)	(35.5)
Other non-service components of net periodic benefit cost	1.0	0.3
Income (loss) before income taxes	204.4	(578.4)
Income tax (benefit) expense	(7.3)	0.3
Net income (loss)	211.7	(578.7)
Less: net income (loss) attributable to noncontrolling interest	0.1	—
Net income (loss) attributable to PBF Holding Company LLC	$211.6	$(578.7)
Consolidated gross margin	$229.0	$(473.2)
Gross refining margin (1)	$1,036.9	$391.7
_____________________
(1) See Non-GAAP Financial Measures.

	Three Months Ended March 31,
Operating Highlights	2026	2025
Key Operating Information
Production (bpd in thousands)	841.2	732.7
Crude oil and feedstocks throughput (bpd in thousands)	844.2	730.4
Total crude oil and feedstocks throughput (millions of barrels)	76.0	65.7
Consolidated gross margin per barrel of throughput	$3.02	$(7.19)
Gross refining margin, excluding special items, per barrel of throughput (1)	$9.53	$5.96
Refining operating expense, per barrel of throughput	$8.70	$10.74

Crude and feedstocks (% of total throughput) (2)
Heavy	24%	28%
Medium	39%	36%
Light	21%	22%
Other feedstocks and blends	16%	14%
Total throughput	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	43%	48%
Distillates and distillate blendstocks	34%	35%
Lubes	1%	1%
Chemicals	1%	1%
Other	21%	15%
Total yield	100%	100%
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

	Three Months Ended March 31,
(dollars per barrel, except as noted)	2026	2025
Dated Brent crude oil	$81.51	$75.64
West Texas Intermediate (WTI) crude oil	$72.73	$71.47
Light Louisiana Sweet (LLS) crude oil	$75.33	$74.38
Alaska North Slope (ANS) crude oil	$77.55	$75.83
Crack Spreads
Dated Brent (NYH) 2-1-1	$26.48	$16.89
WTI (Chicago) 4-3-1	$19.39	$13.73
LLS (Gulf Coast) 2-1-1	$29.95	$17.27
ANS (West Coast-LA) 4-3-1	$36.65	$23.09
ANS (West Coast-SF) 3-2-1	$40.92	$25.55
Crude Oil Differentials
Dated Brent (foreign) less WTI	$8.77	$4.18
Dated Brent less Maya (heavy, sour)	$14.26	$10.51
Dated Brent less WTS (sour)	$10.21	$3.86
Dated Brent less ASCI (sour)	$7.28	$3.32
WTI less WCS (heavy, sour)	$15.51	$13.18
WTI less Bakken (light, sweet)	$2.00	$1.74
WTI less Syncrude (light, sweet)	$1.13	$2.69
WTI less LLS (light, sweet)	$(2.59)	$(2.91)
WTI less ANS (light, sweet)	$(4.82)	$(4.37)
Effective RIN basket price	$8.76	$4.75
Natural gas (dollars per MMBTU)	$3.47	$3.87
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Overview— Net income was $211.7 million for the three months ended March 31, 2026 compared to net loss of $578.7 million for the three months ended March 31, 2025.
Our results for the three months ended March 31, 2026 were positively impacted by special items consisting of a lower of cost or market (“LCM”) inventory adjustment of $313.0 million, and a gain on insurance recoveries of $106.5 million, partially offset by expenses associated with the Martinez refinery fire of approximately $11.5 million and costs related to the RBI initiative of approximately $9.4 million. Our results for the three months ended March 31, 2025 were negatively impacted by special items consisting of expenses related to the Martinez refinery fire of approximately $78.1 million.
Excluding the impact of special items, our results for the three months ended March 31, 2026 reflect an overall increase in refining margins compared to the same period in 2025. The increase was primarily driven by favorable crack spreads and crude oil differentials, as well as higher throughput volumes and increased barrels sold across the majority of our refineries, partially offset by higher RFS compliance costs and interest expenses. Ongoing geopolitical conflicts affecting global supply and trade flows also contributed to these improvements.

Revenues— Revenues totaled $7.9 billion for the three months ended March 31, 2026 compared to $7.1 billion for the three months ended March 31, 2025, an increase of approximately $0.8 billion, or 11.3%. Revenues per barrel were $92.82 and $88.21 for the three months ended March 31, 2026 and 2025, respectively, an increase of 5.2% directly related to higher hydrocarbon commodity prices and sale volumes. For the three months ended March 31, 2026, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 304,400 bpd, 144,000 bpd, 185,100 bpd, and 210,700 bpd, respectively. For the three months ended March 31, 2025, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 262,200 bpd, 137,400 bpd, 157,800 bpd and 173,000 bpd, respectively. For the three months ended March 31, 2026, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 332,200 bpd, 154,200 bpd, 168,600 bpd, and 280,200 bpd, respectively. For the three months ended March 31, 2025, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 300,300 bpd, 143,000 bpd, 154,000 bpd and 291,600 bpd, respectively.
Overall average throughput rates at our refineries were higher for the three months ended March 31, 2026, primarily due to the restart of the Martinez refinery. In the prior-year period, increased maintenance activity and unplanned downtime related to the Martinez refinery fire negatively impacted throughput. We plan to continue operating our refineries in line with demand and prevailing market conditions. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Consolidated gross margin— Consolidated gross margin totaled $229.0 million for the three months ended March 31, 2026 compared to $(473.2) million for the three months ended March 31, 2025, an increase of approximately $702.2 million. Gross refining margin totaled $1,036.9 million, or $13.65 per barrel of throughput for the three months ended March 31, 2026 compared to $391.7 million, or $5.96 per barrel of throughput for the three months ended March 31, 2025, an increase of approximately $645.2 million. Gross refining margin excluding special items totaled $723.9 million, or $9.53 per barrel of throughput for the three months ended March 31, 2026. During the three months ended March 31, 2025, our refining margin calculations were not impacted by special items.
Consolidated gross margin and gross refining margin for the three months ended March 31, 2026 were positively impacted by the reversal of a prior-year non-cash LCM adjustment of approximately $313.0 million, driven by the increase in crude oil and refined product prices compared to the prior year. Consolidated gross margin, gross refining margin, and gross refining margin excluding special items increased due to favorable movements in crack spreads and crude oil differentials, as well as higher barrels sold at the majority of our refineries, partially offset by higher RFS compliance costs.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. On March 27, 2026, the EPA finalized new RFS requirements for 2026 and 2027, which included a partial reallocation of small refinery exemptions that were granted for years 2023 to 2025 and revised renewable fuel volume requirements for 2026. Total RFS compliance costs were $278.0 million for the three months ended March 31, 2026 compared to $120.0 million for the three months ended March 31, 2025. The increase was primarily attributable to the newly finalized RFS requirements in addition to higher RIN prices in 2026 compared to 2025.
Average industry margins were notably more favorable during the three months ended March 31, 2026 in comparison to the same period in 2025, primarily due to geopolitical impacts on supply and demand dynamics.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $26.48 per barrel, or 56.8% higher, in the three months ended March 31, 2026, as compared to $16.89 per barrel in the same period in 2025. Our margins were positively impacted from our refinery specific slate on the East Coast by strengthened Dated Brent/Maya and WTI/WCS differentials which increased by $3.75 and $2.33 per barrel, respectively, in comparison to the same period in 2025, which favorably impacted our cost of heavy crudes.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $19.39 per barrel, or 41.2% higher, in the three months ended March 31, 2026 as compared to $13.73 per barrel in the same period in 2025. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a weakened WTI/Syncrude differential, which decreased by $1.56 per barrel, in comparison to the same period in 2025.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $29.95 per barrel, or 73.4% higher, in the three months ended March 31, 2026 as compared to $17.27 per barrel in the same period in 2025. Margins on the Gulf Coast were positively impacted from our refinery specific slate by a strengthened WTI/WTS differential, which averaged a discount of 10.21 per barrel for the three months ended March 31, 2026 as compared to a discount of 3.86 per barrel in the same period of 2025.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $36.65 per barrel, or 58.7% higher, in the three months ended March 31, 2026 as compared to $23.09 per barrel in the same period in 2025. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $40.92 per barrel, or 60.2% higher, in the three months ended March 31, 2026 as compared to $25.55 per barrel in the same period in 2025. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakened WTI/ANS differential, which averaged a premium of $4.82 per barrel for the three months ended March 31, 2026 as compared to a premium of $4.37 per barrel in the same period of 2025.
Operating expenses— Operating expenses totaled $661.2 million, or $8.70 per barrel of throughput, for the three months ended March 31, 2026 compared to $706.3 million, or $10.74 per barrel of throughput, for the three months ended March 31, 2025, a decrease of $45.1 million, or 6.4%. The decrease in operating expenses in comparison to the same period in 2025 was mainly attributable to lower maintenance expenses at our Martinez refinery related to the Martinez refinery fire, partially offset by higher outside services.
General and administrative expenses— General and administrative expenses totaled $87.0 million for the three months ended March 31, 2026 compared to $67.9 million for the three months ended March 31, 2025, an increase of approximately $19.1 million or 28%. The increase in general and administrative expenses in comparison to the same period in 2025 was primarily due to higher legal costs and costs incurred in connection with the RBI initiative. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $149.0 million for the three months ended March 31, 2026 (including $146.7 million recorded within Cost of sales) compared to $160.7 million for the three months ended March 31, 2025 (including $158.6 million recorded within Cost of sales), representing a decrease of approximately $11.7 million. The decrease was primarily attributable to certain catalyst and turnaround costs that became fully amortized in 2025, partially offset by an increase in the fixed asset base resulting from capital projects and turnarounds completed since the first quarter of 2025.
Gain on insurance recoveries, net— There was a gain on insurance recoveries of $106.5 million, associated with the Martinez refinery fire for the three months ended March 31, 2026. There were no such gains for the three months ended March 31, 2025.
Loss on sale of assets— There was a loss of $0.3 million for the three months ended March 31, 2026 primarily related to the sale of non-operating refinery assets. There were no such losses for the three months ended March 31, 2025.

Interest expense, net— Interest expense, net totaled $42.5 million for the three months ended March 31, 2026 compared to $35.5 million for the three months ended March 31, 2025, an increase of approximately $7.0 million. The net increase was primarily attributable to higher interest cost associated with the issuance of the 2030 9.875% Senior Notes in March 2025 and higher average outstanding borrowings under our Revolving Credit Facility, partially offset by increased capitalized interest related to the Martinez refinery rebuild. For the three months ended March 31, 2026, interest expense includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income tax (benefit) expense — As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended March 31, 2026 and 2025, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette refinery in the fourth quarter of 2015 and PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $7.3 million was recorded for the three months ended March 31, 2026 in comparison to an income tax expense of $0.3 million for the three months ended March 31, 2025.

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
Special Items
The Non-GAAP financial measures presented include Adjusted Fully-Converted Net Income (Loss) excluding special items, gross refining margin excluding special items, EBITDA excluding special items, and net debt to capitalization ratio excluding special items. Special items for the periods presented relate to LCM inventory adjustments, expenses associated with the Martinez refinery fire, gain on insurance recoveries, and costs related to the RBI initiative. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP financial measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin, and gross refining margin excluding special items, to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended March 31,
	2026		2025
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$7,899.8	$103.97	$7,057.1	$107.36
Less: Cost of sales	7,670.8	100.95	7,530.3	114.55
Consolidated gross margin	$229.0	$3.02	$(473.2)	$(7.19)
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$229.0	$3.02	$(473.2)	$(7.19)
Add: Refining operating expense	661.2	8.70	706.3	10.74
Add: Refining depreciation expense	146.7	1.93	158.6	2.41
Gross refining margin	$1,036.9	$13.65	$391.7	$5.96
Special items: (1)
Add: LCM inventory adjustment	(313.0)	(4.12)	—	—
Gross refining margin excluding special items	$723.9	$9.53	$391.7	$5.96
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items, and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items, and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items, and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, LCM inventory adjustment, expenses associated with the Martinez refinery fire, gain on insurance recoveries, costs related to RBI initiative, and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$211.7	$(578.7)
Add: Depreciation and amortization expense	149.0	160.7
Add: Interest expense, net	42.5	35.5
Add: Income tax (benefit) expense	(7.3)	0.3
EBITDA	$395.9	$(382.2)
Special Items: (1)
Add: LCM inventory adjustment	(313.0)	—
Add: Martinez refinery fire expenses	11.5	78.1
Add: Gain on insurance recoveries, net	(106.5)	—
Add: Costs related to RBI initiative	9.4	—
EBITDA excluding special items	$(2.7)	$(304.1)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$395.9	$(382.2)
Add: Stock-based compensation expense	8.4	11.4
Special Items: (1)
Add: LCM inventory adjustment	(313.0)	—
Add: Martinez refinery fire expenses	11.5	78.1
Add: Gain on insurance recoveries, net	(106.5)	—
Add: Costs related to RBI initiative	9.4	—
Adjusted EBITDA	$5.7	$(292.7)
——————————
See Notes to Non-GAAP Financial Measures.

Notes to Non-GAAP Financial Measures
The following notes are applicable to the Non-GAAP Financial Measures above:
(1)    Special items:
LCM inventory adjustment - LCM is a GAAP requirement for inventory valuation that mandates inventory to be stated at the lower of cost or market. Our inventories are valued at the lower of cost or market with cost determined using the last-in, first-out (“LIFO”) inventory valuation methodology, under which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market price is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. When the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and an LCM inventory adjustment is recorded to reflect the net change in the LCM inventory reserve between periods. The net impact of these LCM inventory adjustments is included in the Refining segment’s income from operations, but excluded from the operating results presented, as applicable, to ensure comparability between periods.
During the three months ended March 31, 2026, we reversed the $313.0 million LCM inventory reserve recorded at December 31, 2025. This reversal increased both income from operations and net income by $313.0 million, and resulted in no LCM inventory reserve at March 31, 2026. There were no such adjustments in the three months ended March 31, 2025.
Martinez refinery fire expenses - During the three months ended March 31, 2026 and 2025, we recorded operating expenses associated with the Martinez refinery fire that decreased both income from operations and net income by $11.5 million and $78.1 million, respectively.
Gain on insurance recoveries, net - During the three months ended March 31, 2026, we recorded gains on insurance recoveries associated with the Martinez refinery fire that increased both income from operations and net income by $106.5 million. There were no such gains in the three months ended March 31, 2025.
Costs related to RBI initiative - During the second quarter of 2025, we launched our RBI initiative as part of our ongoing strategic efforts to extract incremental value across our business. As a result, for the three months ended March 31, 2026, we recorded expenses related to the execution of this initiative that decreased income from operations and net income by $9.4 million. These charges are included within General and administrative expenses. There were no such charges in the three months ended March 31, 2025.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future distributions, and debt service requirements, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political, and other factors beyond our control. As of March 31, 2026, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash used in operating activities was $371.2 million for the three months ended March 31, 2026 compared to net cash used in operating activities of $590.0 million for the three months ended March 31, 2025. Our operating cash flows for the three months ended March 31, 2026 include net changes in operating assets and liabilities reflecting uses of cash of $331.7 million, primarily driven by the timing of collection of accounts receivable and inventory purchase, partially offset by the timing of payments of accrued expenses. In addition, operating cash flows included a non-cash LCM inventory adjustment of $313.0 million, a gain on insurance recoveries of $106.5 million, and deferred income taxes of $7.6 million, partially offset by our net income of $211.7 million, depreciation and amortization of $153.7 million, pension and other post-retirement benefits costs of $13.5 million, stock-based compensation expense of $8.4 million, and a loss on sale of assets of $0.3 million. Our operating cash flows for the three months ended March 31, 2025 included our net loss of $578.7 million and net changes in operating assets and liabilities reflecting uses of cash of $200.4 million, primarily driven by the timing of inventory purchases. Our cash used in operating activities was partially offset by depreciation and amortization of $164.6 million, pension and other post-retirement benefits costs of $13.1 million, and stock-based compensation expense of $11.4 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $401.3 million for the three months ended March 31, 2026 compared to net cash used in investing activities of $215.9 million for the three months ended March 31, 2025. The net cash used in investing activities for the three months ended March 31, 2026 was comprised of cash outflows for capital expenditures totaling $347.7 million, expenditures for refinery turnarounds of $136.9 million, and expenditures for other assets of $23.2 million, partially offset by insurance proceeds of $106.5 million. The net cash used in investing activities for the three months ended March 31, 2025 was comprised of cash outflows for capital expenditures totaling $108.6 million, expenditures for refinery turnarounds of $92.7 million, and expenditures for other assets of $14.6 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $773.8 million for the three months ended March 31, 2026 compared to net cash provided by financing activities of $733.9 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, net cash provided by financing activities consisted of net proceeds from draws on our Revolving Credit Facility of $650.0 million, net proceeds from insurance premium financing of $96.5 million, and proceeds from contributions from PBF LLC of $63.0 million, partially offset by payments on distributions to members of $32.7 million, and payments on finance leases of $3.0 million. For the three months ended March 31, 2025, net cash provided by financing activities consisted of cash proceeds of $788.5 million from the issuance of the 2030 9.875% Senior Notes, net proceeds from insurance premium financing of $74.1 million, and proceeds from contributions from PBF LLC of $55.0 million, partially offset by distributions to members of $168.7 million, deferred financing costs and other of $12.0 million, and payments on finance leases of $3.0 million. Additionally, during the three months ended March 31, 2025, we borrowed and repaid $1,150.0 million under our Revolving Credit Facility resulting in no net change to amounts outstanding for the three months ended March 31, 2025.
Liquidity
As of March 31, 2026, our operational liquidity was approximately $2.4 billion (approximately $2.3 billion as of December 31, 2025) which consists of approximately $500.0 million of cash, and more than $1.9 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of March 31, 2026, outstanding letters of credit totaled approximately $197.0 million.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the three months ended March 31, 2026, there are no assurances in the future that we will be able to meet these incurrence covenants at the time we are required to do so. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make acquisitions or investments, repurchase our outstanding debt or stock or incur new liens.
Working Capital
Our working capital at March 31, 2026 was $1,206.4 million, consisting of $5,778.1 million in total current assets, and $4,571.7 million in total current liabilities. Our working capital at December 31, 2025 was approximately $586.4 million, consisting of $4,419.5 million in total current assets, and $3,833.1 million in total current liabilities.
Capital Spending
Capital spending was $318.4 million for the three months ended March 31, 2026, net of $189.4 million in costs related to the rebuild of units damaged in the Martinez refinery fire. As of March 31, 2026, the fire-related rebuild costs have been largely recovered through insurance proceeds. The net capital spend was primarily comprised of annual maintenance and turnaround cost across our refineries, including a planned turnaround at the Torrance refinery. Capital spending also included costs associated with safety related enhancements and facility improvements at our refineries and logistics assets. Excluding Martinez rebuild costs, we currently expect to spend an aggregate of approximately $885.0 million to $925.0 million in 2026 for facility improvements and refinery maintenance and turnarounds, as well as expenditures to meet environmental, regulatory and safety requirements.

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
During the three months ended March 31, 2026, we received $106.5 million of unallocated insurance proceeds. Since the date of the fire, we have received cumulative insurance proceeds, net of deductibles and retentions, of $1.0 billion. We expect to be able to negotiate future interim payments through final settlement of the claim. The timing and amount of any agreed future interim payments will be dependent on the quantum of actual, covered expenditures and calculated losses.
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
On April 30, 2026, PBF Energy, our indirect parent, announced a dividend of $0.275 per share on its outstanding Class A common stock. The dividend is payable on May 29, 2026 to PBF Energy Class A common stockholders of record at the close of business on May 14, 2026. If necessary, we may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.

Supplemental Guarantor Financial Information
As of March 31, 2026, PBF Services Company LLC, Delaware City Refining Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC, Chalmette Refining L.L.C., PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company (“MRC”), PBF International Inc. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and serve as guarantors of the obligations under the 6.00% senior unsecured notes due 2028 (the “2028 6.00% Senior Notes”), the 7.875% senior unsecured notes due 2030 (the “2030 7.875% Senior Notes”) and the 2030 9.875% Senior Notes. These guarantees are full and unconditional and joint and several. PBF Holding serves as the “Issuer”. The indentures dated January 24, 2020, August 21, 2023, and March 17, 2025 among PBF Holding, PBF Finance, the guarantors party thereto, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, and Authenticating Agent, govern subsidiaries designated as “Guarantor Subsidiaries”. PBF Ltd., PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2028 6.00% Senior Notes, the 2030 7.875% Senior Notes, and the 2030 9.875% Senior Notes. The 2028 6.00% Senior Notes, the 2030 7.875% Senior Notes and the 2030 9.875% Senior Notes were co-issued by PBF Finance. For purposes of the following information, PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following tables present summarized information for the Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets (1)	$5,584.8	$4,243.1
Non-current assets	7,219.0	6,932.3
Due from non-guarantor subsidiaries	26,700.5	26,177.0

LIABILITIES AND EQUITY
Current liabilities (1)	$4,349.1	$3,585.9
Long-term liabilities	3,646.6	2,982.8
Due to non-guarantor subsidiaries	26,593.1	26,143.8
____________________________
(1) Includes $86.3 million and $87.3 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX and SBR as of March 31, 2026. Includes $49.4 million and $78.3 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX and SBR as of December 31, 2025. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

	Three Months Ended March 31,
Summarized Statements of Operations (in millions)	2026	2025
Revenues	$7,867.4	$7,003.6
Cost of sales	7,171.1	6,938.0
Gross margin	696.3	65.6
Income (loss) from operations	713.9	(3.5)

Net income (loss)	645.6	(40.9)
Net income (loss) attributable to PBF Holding Company LLC	645.5	(40.9)

Non-guarantor intercompany sales with the Issuer and Guarantor subsidiaries	$435.2	$538.9
Non-guarantor intercompany cost of sales with the Issuer and Guarantor subsidiaries	1.3	1.1
Affiliate revenues related to transactions with PBFX and SBR (1)	98.4	60.3
Affiliate expenses related to transactions with PBFX and SBR (1)	(246.2)	(150.8)
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
At March 31, 2026 and December 31, 2025, we had gross open commodity derivative contracts representing 35.8 million barrels and 9.9 million barrels, respectively, with an unrealized net loss of $98.5 million and net gain of $10.4 million, respectively. The open commodity derivative contracts as of March 31, 2026 expire at various times during 2026.
We carry inventories of crude oil, intermediates, and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 36.0 million barrels and 34.0 million barrels at March 31, 2026 and December 31, 2025, respectively. The average cost of our hydrocarbon inventories was approximately $80.45 and $79.36 per barrel on a LIFO basis at March 31, 2026 and December 31, 2025, respectively. The results as of December 31, 2025 exclude the net impact of an $313.0 million LCM inventory adjustment. At March 31, 2026, the replacement value of inventory exceeded the LIFO carrying value, resulting in the full reversal of the previously recorded LCM inventory reserve. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At March 31, 2026, we had $750.0 million outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $25.1 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of March 31, 2026. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On November 24, 2022, the Martinez refinery experienced a catalyst release. An investigation is being conducted by the DOJ, the USAO, and the EPA. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
In connection with the Martinez refinery fire, investigations are being conducted by various regulatory agencies, including the CalOSHA, the BAAD, CCC, the DOJ, the USAO, and the EPA. There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. To date, the BAAD has issued a total of twenty-two (22) NOVs relating to the Martinez refinery fire. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, PBF Western Region, Torrance Refining and the manager of our Torrance refinery along with Exxon Mobil Corporation (“ExxonMobil”) were named as defendants in a putative class action filed in the Superior Court of California, County of Los Angeles, alleging negligence, nuisance, trespass, and strict liability claims arising from a February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery, which at the time was owned and operated by ExxonMobil, and subsequent operations by Torrance Refining after the acquisition of the Torrance refinery in July 2016. To the extent the claims relate to the ESP explosion, ExxonMobil retained responsibility for any resulting liabilities pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave for plaintiffs to file a second amended complaint alleging groundwater contamination and added an additional plaintiff, Youssef. On October 15, 2019, the Court granted certification of two limited classes of with Youssef as the sole class representative and named plaintiff, related to trespass claims for ground contamination (“Ground Subclass”) and nuisance for air emissions (“Air Subclass”). On May 5, 2021, the Court granted leave for plaintiffs to a third amended complaint to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ motion to substitute Navarro as class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On October 30, 2023, plaintiff appealed the Court’s ruling to the Ninth Circuit. On April 15, 2025, the Ninth Circuit issued a ruling that reversed the Court’s dismissal of the individual trespass claim and vacated the decertification of the

Ground Subclass. The Ninth Circuit, however, affirmed the Court’s grant of summary judgment as to plaintiff’s individual nuisance claims and decertification of the Air Subclass. On August 12, 2025, the Ninth Circuit remanded the case back to the Court regarding the trespass claim and Ground Subclass decertification for reconsideration. On March 23, 2026, the Court agreed that further briefing is required regarding class representative substitution and renewed class certification for the Ground Subclass. We intend to continue to defend this matter vigorously. Based on information currently available, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations, or cash flows.
Beginning in August 2023, MRC and, in certain cases, we and PBF Western Region, have been named as defendants in a series of related class and individual actions arising from MRC’s operations in Martinez, California (collectively, the “Martinez Actions”). The complaints generally allege claims including negligence, public and private nuisance, trespass, premises liability, strict liability for ultrahazardous activities, and, in one action, alleged Clean Air Act (“CAA”) violations and claims for medical and environmental monitoring. The actions are pending in the U.S. District Court for the Northern District of California. The first-filed action, Piscitelli et al. v. Martinez Refining Company LLC, commenced on August 16, 2023, as a putative class action. On April 10, 2024, plaintiffs filed a first amended complaint to add plaintiff Malan and dismiss plaintiff Zanzucchi. On June 17, 2024, the Court granted plaintiffs’ motion to dismiss plaintiff Piscitelli. On September 30, 2025, the Court denied plaintiffs’ motion for class certification. Plaintiffs did not appeal that ruling. The other actions that have been filed include Alena Cruz and Shannon Payne vs. PBF Energy Inc., et. al, a putative class action; Jennifer Frye, et al. v. Martinez Refining Company LLC, filed by 18 individual plaintiffs; Alice Saliba, et al. v. Martinez Refining Company LLC, filed by 285 individual plaintiffs; Elizabeth Silvestri, et al. v. Martinez Refining Company LLC, filed by 195 individual plaintiffs; Robert Manning, et al. v. Martinez Refining Company LLC filed by 204 individual plaintiffs; and Canning v. Martinez Refining Company LLC, filed by two individual plaintiffs. In the Cruz case, on April 4, 2024, the Cruz Court dismissed all wrongly named PBF entities and plaintiffs’ CAA and medical monitoring claims. In the Frye case, on December 17, 2024, the Frye Court issued a ruling partially dismissing some of plaintiffs’ claims. In the Canning Case, the case was removed from state to federal court, and on November 14, 2025, plaintiffs filed a first amended complaint limiting their claims to only alleged property damages associated with the November 24, 2022 catalyst release. On April 15, 2025, the Piscitelli Court ordered the Piscitelli, Cruz, Frye, Saliba, Silvestri, and Manning cases related for coordination of common core issues. Subsequently, on July 16, 2025, the Piscitelli Court also related the Canning case for common core issues. On January 29, 2026, the Piscitelli Court issued a scheduling order for the Martinez Actions with discovery and certain motion practice continuing through first quarter of 2028. The Martinez Actions are currently in the early phase of discovery. Based on information currently available, we do not believe that the ultimate resolution of the Martinez Actions will have a material adverse effect on our financial position, results of operations, or cash flows.
On December 21, 2023, the EPA Region 5 issued a Finding of Violation (“FOV”) alleging violations of the CAA, 42 U.S.C. §§ 7411, 7412, and regulations promulgated under those sections, of the National Emission Standard for Benzene Waste Operations at 40 C.F.R. Part 61, Subpart FF, of the New Source Performance Standards for Volatile Organic Compounds from Petroleum Wastewater Systems at 40 C.F.R. Part 60, Subpart QQQ, and of our CAA Title V operating permit for the Wastewater Treatment Unit at our Toledo refinery. This FOV followed an EPA compliance inspection at the Toledo refinery conducted in September 2023. We have been engaged in discussions with the EPA to resolve these matters, but we cannot currently estimate the timing of the resolution or the amount of any potential civil penalties. We presently believe the outcome will not have a material impact on our financial position, results of operations, or cash flows.

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

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025:
Our financial results could be impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.
Our business can be impacted by changes in tariffs, changes or repeals of trade agreements or the imposition of other trade restrictions or retaliatory actions imposed by various governments, the status, duration and scope of which remain uncertain and unpredictable. Throughout 2025, the U.S. presidential administration announced broad-based tariffs on goods imported from certain countries where we purchase feedstocks. Certain tariffs remain in effect and continue to apply to certain of our purchases, which could increase our costs and adversely affect our results of operations. If the provisions of those tariffs are maintained, we would expect added market volatility, with the longer term impacts to our refining and marketing margin uncertain. On February 20, 2026, in Learning Resources, Inc., et al., v. Trump, President of the United States, et al., the U.S. Supreme Court issued an opinion that limited the President’s authority to impose certain tariffs under emergency powers, which may create additional uncertainty regarding the scope, duration, and implementation of existing and future tariff measures, as well as potential legislative or regulatory responses. In addition, evolving legal, political or regulatory developments relating to tariffs, and their impact on global trade relationships and geopolitical tensions, remain uncertain. Other effects of these changes, including responsive actions from governments and the unpredictability of U.S. governmental action and response, could also have significant impacts on our business, capital expenditures, and results of operations.
Any political instability, military strikes, sustained military campaigns, terrorist activity, changes in foreign policy, or other catastrophic events could have a material adverse effect on our business, results of operations and financial condition.
U.S. and global markets have experienced volatility and disruption following the escalation of geopolitical tensions, including Russia’s military action in Ukraine since February 2022, armed hostilities and protests in the middle east, disruptions in international shipping resulting from attacks by armed groups on cargo ships, and, more recently, military actions initiated by the United States and Israel against targets in Iran from February 2026 and subsequent retaliatory actions by Iran across the region, including threats to, or potential disruptions of, transit through key waterways such as the Strait of Hormuz, through which a significant portion of global oil and natural gas supply is transported. Additionally, Houthi officials in Yemen have indicated a continued readiness to resume or escalate attacks on shipping and key waterways in the Red Sea corridor, particularly in response to further escalation of the conflict involving Iran. Major container carriers and tanker operators have suspended or rerouted certain vessel transits, which may lead to increased transit times and freight costs, and disruption to global supply chains. These hostilities have disrupted and may further disrupt the flow of oil, refined petroleum products and related commodities, and have contributed to, and may continue to contribute to, price increases and broader economic volatility. The Brent crude oil spot price rose sharply in March 2026 following, and in connection with, the onset of military action in the region, and has remained elevated. These developments have increased uncertainty in the global macroeconomic and geopolitical environment and contributed to volatility in crude oil and refined product markets. Further escalation by the United States, Israel or other countries, and any retaliatory measures by Iran, including potential attacks on regional infrastructure or additional disruptions to key transit routes, could increase our costs, reduce demand for our products or otherwise adversely affect our business, financial condition and results of operations.

Although the length and impact of these ongoing and evolving conflicts are highly unpredictable, they have led and may continue to lead to market disruptions, including significant volatility in crude oil prices, changes in crude oil differentials, and dislocations in global trade flows. As a result, we may experience impacts to our feedstock sourcing, refining margins, and working capital requirements. Furthermore, a protracted conflict between Ukraine and Russia, escalation of hostilities involving Iran, or broader regional instability may result in additional financial and economic sanctions, import and/or export controls, or other governmental actions imposed by the United States, the United Kingdom, the European Union, Canada and others, which may adversely affect the global economy, market conditions and our business, financial condition, cash flows and results of operations, and could cause the market value of our Class A common stock to decline.
Any further political instability, military strikes, sustained military campaigns, terrorist activity or changes in foreign policy in areas or regions of the world where we acquire crude oil and other raw materials or sell our refined products may affect our business in unpredictable ways, including causing disruptions to supplies, distribution channels and market demand, increasing the cost or limiting the availability of certain crude oil grades, and requiring us to modify our crude sourcing strategies. We may also be subject to U.S. trade and economic sanctions laws, which change frequently as a result of foreign policy developments and may necessitate changes to our crude oil acquisition activities.
Further, like other industrial companies, our facilities or those of third parties on which we rely may be the target of terrorist activities or subject to catastrophic events such as natural disasters and pandemics. Any act of war, terrorism, or other catastrophic event that damages, or otherwise disrupts the operations of, any of our refineries or key third-party facilities could have a material adverse effect on our business, results of operations and financial condition.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

22.1*	List of Guarantor Subsidiaries.

10.1**	Consent and Agreement dated as of December 31, 2025 between Thomas O’Connor and PBF Investments LLC (incorporated by reference to Exhibit 10.1 with PBF Energy Inc.’s Current Report on Form 10-Q dated April 30, 2026 (File No. 001-35764))

10.02**	Amendment of PBF Energy Inc. 2025 Equity Incentive Plan (incorporated by reference to Appendix A to PBF Energy Inc.’s Definitive Proxy Statement on Schedule 14A filed on March 17, 2026 (File No. 001-35764))

31.1*	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Joseph Marino, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Joseph Marino, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
 ——————————

*	Filed herewith.
**	Indicates management compensatory plan or arrangement.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date:	May 4, 2026	By:	/s/ Joseph Marino
Joseph Marino Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	May 4, 2026	By:	/s/ Joseph Marino
Joseph Marino Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)