Form 10-Q
period 2026-06-30
PBF Holding Co LLC; PBF Finance Corp
filed 2026-08-04
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
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
PBF Holding Company LLC has no common stock outstanding. As of July 30, 2026, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

EXPLANATORY NOTE
This combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly-owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of June 30, 2026. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC (“PBFX GP”) is a wholly-owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

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
•the effects related to, or resulting from, geopolitical conflict around the world, including Russia’s military action in Ukraine, armed hostilities in the Middle East including the ongoing conflicts involving the United States, Israel, the Gulf States, and Iran, and disruptions in international shipping, resulting from attacks on cargo ships, blockades, and other restrictions to trade routes, including the imposition of additional sanctions and export controls, the potential expansion of such conflicts to other nations or regions, as well as the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
•the risk and uncertainties associated with the fire on February 1, 2025 at our Martinez refinery (the “Martinez refinery fire”), including the timing of the scheduled hydrocracker complex turnaround, estimated costs, the anticipated amount and timing of the remaining insurance recoveries related to the Martinez refinery fire, and the results and consequences of any governmental and regulatory investigations related to the Martinez refinery fire;
•the risk and uncertainties associated with operational disruptions at any of our refineries, such as the recent fire on May 8, 2026 at our Chalmette refinery, which potentially include property damage, equipment outages due to the timing of repairs, potential reductions in the throughput of the Chalmette refinery, and the results and consequences of any governmental and regulatory investigations related thereto;

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
•counterparty credit and performance risk exposure related to our supply and offtake arrangements, if any;
•our assumptions regarding payments arising under PBF Energy’s tax receivable agreement entered with the PBF LLC Series A and PBF LLC Series B unitholders and other arrangements relating to PBF Energy;

•the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions related to PBFX, St. Bernard Renewables LLC (“SBR”), or with third-party logistics infrastructure or operations, including pipeline, marine and rail transportation; and
•any decisions we continue to make with respect to our energy-related logistics assets that may be transferred to PBFX.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$879.7	$503.0
Accounts receivable	1,792.2	1,120.1
Accounts receivable - affiliate	50.3	49.4
Inventories	2,893.9	2,563.1
Prepaid and other current assets	197.2	183.9
Total current assets	5,813.3	4,419.5
Property, plant and equipment (net of accumulated depreciation of $2,153.4 and $2,037.3, respectively)	5,049.8	4,810.4
Lease right of use assets - third party	762.2	758.1
Lease right of use assets - affiliate	187.2	257.3
Deferred charges and other assets, net	1,518.3	1,461.0
Total assets	$13,330.8	$11,706.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$784.5	$794.4
Accounts payable - affiliate	124.2	78.3
Accrued expenses	3,209.3	2,614.2
Current operating lease liabilities - third party	175.1	184.2
Current operating lease liabilities - affiliate	86.8	141.2
Deferred revenue	21.3	20.8
Total current liabilities	4,401.2	3,833.1
Long-term debt	1,749.1	2,148.3
Deferred tax liabilities	11.7	21.1
Long-term operating lease liabilities - third party	557.2	541.4
Long-term operating lease liabilities - affiliate	98.6	114.7
Long-term financing lease liabilities - third party	19.3	25.8
Other long-term liabilities	250.4	248.8
Total liabilities	7,087.5	6,933.2
Commitments and contingencies (Note 6)
Equity:
PBF Holding Company LLC equity
Member’s equity	4,224.4	4,082.5
Retained earnings	1,995.0	667.8
Accumulated other comprehensive income	11.2	10.0
Total PBF Holding Company LLC equity	6,230.6	4,760.3
Noncontrolling interest	12.7	12.8
Total equity	6,243.3	4,773.1
Total liabilities and equity	$13,330.8	$11,706.3

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$11,676.3	$7,465.6	$19,576.1	$14,522.7
Cost and expenses:
Cost of products and other	9,786.9	6,825.5	16,649.8	13,490.9
Operating expenses (excluding depreciation and amortization expense as reflected below)	646.0	607.5	1,307.2	1,313.8
Depreciation and amortization expense	151.2	148.8	297.9	307.4
Cost of sales	10,584.1	7,581.8	18,254.9	15,112.1
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	146.3	77.3	233.3	145.2
Depreciation and amortization expense	2.1	2.1	4.4	4.2
Gain on insurance recoveries, net	(250.0)	(189.0)	(356.5)	(189.0)
(Gain) loss on sale of assets	—	(0.2)	0.3	(0.2)
Total cost and expenses	10,482.5	7,472.0	18,136.4	15,072.3
Income (loss) from operations	1,193.8	(6.4)	1,439.7	(549.6)
Other income (expense):
Interest expense (net of interest income of $7.5, $3.5, $10.7, and $7.7, respectively)	(42.5)	(54.4)	(85.0)	(89.9)
Loss on extinguishment of debt	(2.2)	—	(2.2)	—
Other non-service components of net periodic benefit cost	1.3	0.3	2.3	0.6
Income (loss) before income taxes	1,150.4	(60.5)	1,354.8	(638.9)
Income tax benefit	(1.5)	(0.3)	(8.8)	—
Net income (loss)	1,151.9	(60.2)	1,363.6	(638.9)
Less: net income (loss) attributable to noncontrolling interest	(0.2)	—	(0.1)	—
Net income (loss) attributable to PBF Holding Company LLC	$1,152.1	$(60.2)	$1,363.7	$(638.9)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$1,151.9	$(60.2)	$1,363.6	$(638.9)
Other comprehensive income:
Unrealized gain on available for sale securities	0.1	0.2	0.1	0.8
Net gain on pension and other post-retirement benefits	1.0	0.1	1.1	0.2
Total other comprehensive income	1.1	0.3	1.2	1.0
Comprehensive income (loss)	1,153.0	(59.9)	1,364.8	(637.9)
Less: comprehensive income (loss) attributable to noncontrolling interest	(0.2)	—	(0.1)	—
Comprehensive income (loss) attributable to PBF Holding Company LLC	$1,153.2	$(59.9)	$1,364.9	$(637.9)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings		Noncontrolling Interest	Total Equity

Balance, March 31, 2026	$4,152.5	$10.1	$846.7		$12.9	$5,022.2
Member distributions	—	—	(3.8)		—	(3.8)
Capital contributions from PBF LLC	64.0	—	—		—	64.0
Stock-based compensation	7.9	—	—		—	7.9
Comprehensive income (loss)	—	1.1	1,152.1		(0.2)	1,153.0
Balance, June 30, 2026	$4,224.4	$11.2	$1,995.0		$12.7	$6,243.3

Balance, March 31, 2025	$3,634.0	$(12.6)	$674.9		$12.7	$4,309.0
Member distributions	—	—	(32.4)		—	(32.4)
Capital contributions from PBF LLC	55.0	—	—		—	55.0
Stock-based compensation	8.4	—	—		—	8.4
Comprehensive income (loss)	—	0.3	(60.2)	—	—	(59.9)
Balance, June 30, 2025	$3,697.4	$(12.3)	$582.3		$12.7	$4,280.1
See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, December 31, 2025	$4,082.5	$10.0	$667.8	$12.8	$4,773.1
Member distributions	—	—	(36.5)	—	(36.5)
Capital contributions from PBF LLC	127.0	—	—	—	127.0
Stock-based compensation expense	14.9	—	—	—	14.9
Comprehensive income (loss)	—	1.2	1,363.7	(0.1)	1,364.8
Balance, June 30, 2026	$4,224.4	$11.2	$1,995.0	$12.7	$6,243.3

Balance, December 31, 2024	$3,570.2	$(13.3)	$1,422.3	$12.7	$4,991.9
Member distributions	—	—	(201.1)	—	(201.1)
Capital contributions from PBF LLC	110.0	—	—	—	110.0
Stock-based compensation expense	17.2	—	—	—	17.2
Comprehensive income (loss)	—	1.0	(638.9)	—	(637.9)
Balance, June 30, 2025	$3,697.4	$(12.3)	$582.3	$12.7	$4,280.1
See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,363.6	$(638.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	311.7	320.2
Stock-based compensation expense	17.4	21.4
Deferred income taxes	(9.4)	(0.5)
Non-cash lower of cost or market inventory adjustment	(313.0)	—
Loss on extinguishment of debt	2.2	—
Pension and other post-retirement benefit costs	26.8	26.2
Gain on insurance recoveries, net	(356.5)	(189.0)
Insurance proceeds	111.3	118.0
Loss (gain) on sale of assets	0.3	(0.2)

Changes in operating assets and liabilities:
Accounts receivable	(672.2)	60.8
Due to/from affiliates	45.0	(15.8)
Inventories	(17.8)	(174.6)
Prepaid and other current assets	(13.3)	(38.1)
Accounts payable	49.3	198.4
Accrued expenses	626.4	(122.7)
Deferred revenue	0.5	5.8
Other assets and liabilities	(23.3)	(31.4)
Net cash provided by (used in) operating activities	$1,149.0	$(460.4)

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(472.7)	(256.5)
Expenditures for deferred turnaround costs	(242.4)	(198.1)
Expenditures for other assets	(34.9)	(39.8)
Insurance proceeds	245.2	132.0
Net cash used in investing activities	$(504.8)	$(362.4)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Contributions from PBF LLC	$127.0	$110.0
Distributions to members	(36.5)	(201.1)
Proceeds from 2034 7.25% Senior Notes	500.0	—
Redemption of 2028 6.00% Senior Notes	(801.6)	—
Proceeds from 2030 9.875% Senior Notes	—	788.5
Proceeds from revolver borrowings	1,100.0	2,350.0
Repayments of revolver borrowings	(1,200.0)	(2,200.0)
Payments on financing leases	(6.0)	(5.7)
Proceeds from insurance premium financing	141.8	100.7
Payments of insurance premium financing	(84.3)	(56.8)
Deferred financing costs and other, net	(7.9)	(12.7)
Net cash (used in) provided by financing activities	$(267.5)	$872.9

Net change in cash and cash equivalents	376.7	50.1
Cash and cash equivalents, beginning of period	503.0	515.2
Cash and cash equivalents, end of period	$879.7	$565.3

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$71.0	$75.9
Assets acquired or remeasured under operating and financing leases	163.5	79.7
Cash paid during the period for:
Interest (net of capitalized interest of $31.4 and $11.4 in 2026 and 2025, respectively)	$91.0	$55.4
Income taxes	0.7	0.1

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly-owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly-owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of, an equity interest representing approximately 99.3% of the outstanding economic interest in PBF LLC as of June 30, 2026. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC, Delaware City Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC, Torrance Logistics Company LLC, and Martinez Refining Company LLC (“MRC”) are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company” unless the context otherwise requires.
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
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Pronouncements
In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”), which establishes guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the expected impact that the adoption of ASU 2026-02 will have on its Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”) which introduces new disclosure requirements aimed at enhancing the transparency of expense information presented in the financial statements. Specifically, it mandates that public business entities disaggregate certain expense captions presented on the face of the Consolidated Statements of Operations into specified natural expense categories within the notes to the financial statements. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments in this ASU prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements. While the Company does not anticipate that the adoption of this ASU will have a material impact on its Consolidated Financial Statements, it will result in additional disclosure requirements in the notes to its financial statements. The Company will continue to monitor any further guidance or interpretations by the FASB related to this ASU and will provide updates in future filings.
Martinez Refinery Fire
On February 1, 2025, a fire occurred at the Company’s Martinez refinery, which is owned and operated by its subsidiary, MRC, while the Martinez refinery was in the preliminary stages of its previously announced turnaround (the “Martinez refinery fire”). As a result, the Martinez refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the Martinez refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations are being conducted by various regulatory agencies, including the California Department of Industrial Relations - the Division of Occupational Safety and Health, the Bay Area Air District, Contra Costa County, the Department of Justice (“DOJ”), the United States Attorney’s Office (“USAO”), and the Environmental Protection Agency (“EPA”). There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
Following the completion of construction activities, the Martinez refinery returned to full operations in May 2026. All units affected by the Martinez refinery fire have returned to operational status and are operating at planned rates.
The Company expects that the cost of repairs to the fire-damaged units and restoring the Martinez refinery to full operational status will be largely covered under its property insurance coverage, subject to the Company’s deductible and retentions totaling $30.0 million. The Company’s insurance policy also includes business interruption coverage, which contains a 60-day waiting period. This coverage commenced on April 3, 2025. While the Company expects its insurance coverage will significantly offset the financial impact of the Martinez refinery fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact the Company’s results and its cash flow in a given reporting period. Any insurance proceeds attributable to property damage in excess of the recognized property loss is considered a gain contingency and will not be recognized until it is realizable.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three and six months ended June 30, 2026, the Company received $250.0 million and $356.5 million, respectively, of unallocated insurance proceeds, which were recognized as a Gain on insurance recoveries on the Condensed Consolidated Statements of Operations. Since the date of the Martinez refinery fire, the Company has received cumulative insurance proceeds, net of deductibles and retentions, of $1.25 billion.
In addition, during the three and six months ended June 30, 2026, the Company incurred $22.7 million and $34.2 million, respectively (compared to $30.4 million and $108.5 million, respectively, during the three and six months ended June 30, 2025), in operating expenses directly related to the fire response, recovery, and cleanup efforts, as well as certain costs associated with the restart of the Martinez refinery. Certain of these expenses may be recoverable through the Company’s insurance claim process and will be recorded as a gain in the period in which receipt of the insurance proceeds is deemed probable.
2. INVENTORIES
Inventories consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Crude oil and feedstocks	$1,397.1	$1,438.0
Refined products and blendstocks	1,309.0	1,260.5
Warehouse stock and other	187.8	177.6
	2,893.9	2,876.1
Lower of cost or market adjustment	—	(313.0)
Total inventories	$2,893.9	$2,563.1
At June 30, 2026, the replacement cost of inventories exceeded their carrying value under the last-in, first-out (“LIFO”) method by approximately $651.3 million. During the six months ended June 30, 2026, the Company reversed the $313.0 million lower of cost or market (“LCM”) inventory reserve recorded at December 31, 2025, increasing income from operations by $313.0 million and resulting in no LCM inventory reserve at June 30, 2026.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. During the year ended December 31, 2025, the Company recorded a pre-tax charge related to a LIFO layer decrement of $5.4 million in the Refining segment, primarily associated with the Martinez refinery.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Inventory-related accruals	$1,978.4	$1,351.5
Renewable energy credit and emissions obligations (a)	503.9	574.8
Excise and sales tax payable	164.1	92.7
Accrued transportation costs	141.4	136.6
Accrued salaries and benefits	81.2	59.4
Accrued refinery maintenance and support costs	67.7	56.7
Accrued utilities	60.6	82.6
Accrued interest	42.7	53.8
Accrued capital expenditures	37.0	126.1
Current finance lease liabilities	12.6	12.2
Environmental liabilities	9.6	9.1
Other	110.1	58.7
Total accrued expenses	$3,209.3	$2,614.2
__________________________
(a) The Company is subject to obligations to acquire Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate, acquire renewable energy credits, and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. The Company’s RINs obligation will be settled in accordance with established regulatory deadlines. The majority of the Company’s current AB 32 liability is part of an ongoing triennial period program through 2026 which is currently required to be settled in 2027.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
9.875% senior unsecured notes due 2030 (“2030 9.875% Senior Notes”)	$800.0	$800.0
7.875% senior unsecured notes due 2030 (“2030 7.875% Senior Notes”)	500.0	500.0
7.25% senior unsecured notes due 2034 (“2034 7.25% Senior Notes”)	500.0	—
6.00% senior unsecured notes due 2028 (“2028 6.00% Senior Notes”)	—	801.6
Revolving Credit Facility	—	100.0
	1,800.0	2,201.6
Unamortized deferred financing costs	(39.9)	(41.0)
Unamortized discount	(11.0)	(12.3)
Long-term debt	$1,749.1	$2,148.3
2034 7.25% Senior Notes
On May 28, 2026, PBF Holding entered into an indenture (the “Indenture”) by and among PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (together with PBF Holding, the “Issuers”), the guarantors named therein (collectively the “Guarantors”), Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $500.0 million in aggregate principal amount of 2034 7.25% Senior Notes. The Issuers received net proceeds of $492.1 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Company used the net proceeds and available cash to fully redeem the 2028 6.00% Senior Notes, plus accrued and unpaid interest up to, but excluding, the redemption date of June 25, 2026.
The 2034 7.25% Senior Notes are guaranteed on a senior unsecured basis by certain of PBF Holding’s subsidiaries. The 2034 7.25% Senior Notes and the guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”), and the Issuers’ outstanding 2030 7.875% Senior Notes and 2030 9.875% Senior Notes. The 2034 7.25% Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2034 7.25% Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility, as amended and restated from time to time) to the extent of the value of the collateral securing such indebtedness. The 2034 7.25% Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ subsidiaries that do not guarantee the 2034 7.25% Senior Notes.
In addition, the 2034 7.25% Senior Notes contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on, among other things, the incurrence of additional indebtedness, equity issuances, payments, and engagement in certain transactions and investments. These covenants are subject to a number of important exceptions and qualifications. Many of these covenants will cease to apply or will be modified following a covenant termination event, including in the event the 2034 7.25% Senior Notes are rated investment grade.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At any time prior to June 1, 2029, the Issuers may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 2034 7.25% Senior Notes in an amount not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 107.25% of the principal amount of the 2034 7.25% Senior Notes, plus any accrued and unpaid interest through the date of redemption; provided that at least 60% of the aggregate principal amount of the 2034 7.25% Senior Notes originally issued under the Indenture remains outstanding immediately after the occurrence of each such redemption. On or after June 1, 2029, the Issuers may redeem all or part of the 2034 7.25% Senior Notes, in each case at the redemption prices described in the Indenture, together with any accrued and unpaid interest up to the date of redemption. In addition, prior to June 1, 2029, the Issuers may redeem all or part of the 2034 7.25% Senior Notes at a “make-whole” redemption price described in the Indenture, together with any accrued and unpaid interest up to the date of redemption.
Upon a change of control that results in a ratings decline, the Issuers will be required to make an offer to purchase the 2034 7.25% Senior Notes at a purchase price of 101% of the principal amount of the 2034 7.25% Senior Notes on the date of purchase plus accrued interest. Prior to a covenant termination event, in connection with certain asset dispositions, the Issuers may be required to use the net cash proceeds of the asset disposition (subject to a right to reinvest such net cash proceeds) to make an offer to purchase the 2034 7.25% Senior Notes at a purchase price equal to 100% of the principal amount of the 2034 7.25% Senior Notes, together with any accrued and unpaid interest up to the date of purchase.
2028 6.00% Senior Notes
On June 25, 2026, the Company redeemed all $801.6 million aggregate principal amount outstanding of its 2028 6.00% Senior Notes. The 2028 6.00% Senior Notes were redeemed at a price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The difference between the carrying value of the 2028 6.00% Senior Notes on the date they were redeemed and the amount for which they were redeemed was recorded as a loss on extinguishment of debt on the Condensed Consolidated Statements of Operations. The redemption was financed using proceeds from the issuance of the 2034 7.25% Senior Notes and available cash.
As of June 30, 2026, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.
5. RELATED PARTY TRANSACTIONS
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Reimbursements under affiliate agreements:
Services agreement	$2.1	$2.1	$4.3	$4.3
Omnibus agreement	1.6	1.5	3.1	3.0
Total expenses under affiliate agreements	(92.9)	(88.3)	(181.6)	(173.5)
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

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Additionally, the Condensed Consolidated Balance Sheets include $5.7 million and $39.4 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with PBFX as of June 30, 2026 ($5.3 million and $38.9 million, respectively, as of December 31, 2025).
Summary of Transactions with SBR
A summary of the Company’s related party transactions with SBR is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Transactions under commercial agreements:
Sales	$32.8	$16.9	$54.4	$30.3
Purchases	(253.0)	(121.3)	(410.5)	(181.6)
Reimbursements under related party agreements:
Operating agreement	31.8	34.4	101.9	74.4
SBR Omnibus agreement	0.9	0.9	1.9	1.9
Common asset use and servitude agreement	1.7	1.8	3.7	4.0
Total lease expense under related party agreements	—	(2.8)	—	(8.1)
Total sales, consisting of refined product sales, and purchases, primarily related to environmental credit and hydrocarbon purchases, under the commercial agreements with SBR are included within Revenues and Cost of products and other, respectively, on the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $44.6 million and $84.8 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with SBR as of June 30, 2026 ($44.1 million and $39.4 million, respectively, as of December 31, 2025).
SBR Term Loan
PBF Holding has agreed to provide a limited guaranty in connection with a $100.0 million term loan originally entered into by SBR and its wholly owned subsidiary, SBR Marketing LLC, in April 2025 and amended in June 2026 (the “Term Loan”). Under the guaranty and subject to the terms and conditions set forth therein, PBF Holding is guaranteeing certain payment and performance obligations under the Term Loan, with the guaranty capped at 50% of such obligations, commensurate with PBF Energy’s 50% equity interest in SBR. The Company currently believes that the likelihood of performance under this guaranty is remote.

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
These laws and regulations raise potential exposure to future claims and lawsuits involving environmental and safety matters which could include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which the Company manufactured, handled, used, released, or disposed of, transported, or that relate to pre-existing conditions for which the Company has assumed responsibility. The Company believes that its current operations are in compliance with existing environmental and safety requirements. However, there have been and will continue to be ongoing discussions about environmental and safety matters between the Company and federal, state, and local authorities, including notices of violations, citations, and other enforcement actions, some of which have resulted or may result in penalties, changes to operating procedures and capital expenditures. While it is often difficult to quantify future environmental or safety related expenditures, the Company anticipates that continuing capital investments and changes in operating procedures will be required for the foreseeable future to comply with existing and new requirements, as well as evolving interpretations and more strict enforcement of existing laws and regulations.
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled approximately $108.6 million as of June 30, 2026 and December 31, 2025, and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected on the Company’s Condensed Consolidated Balance Sheets was $148.8 million and $149.6 million at June 30, 2026 and December 31, 2025, respectively, of which $139.2 million and $140.5 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Legal Matters
On November 24, 2022, the Martinez refinery, owned and operated by MRC, experienced a catalyst release. An investigation is being conducted by the DOJ, the USAO, and the EPA. The DOJ, the USAO, and the EPA are also investigating the Martinez refinery fire. There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incidents are unknown, and the full financial impact of these incidents cannot reasonably be estimated.
7. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended June 30,
(in millions)	2026	2025
Gasoline and distillates	$10,265.0	$6,585.6
Asphalt and blackoils	604.7	415.0
Feedstocks and other	486.7	240.7
Chemicals	221.0	136.5
Lubricants	98.9	87.8
Total Revenues	$11,676.3	$7,465.6

	Six Months Ended June 30,
(in millions)	2026	2025
Gasoline and distillates	$17,323.8	$12,711.2
Asphalt and blackoils	922.9	652.7
Feedstocks and other	778.6	737.6
Chemicals	366.0	257.9
Lubricants	184.8	163.3
Total Revenues	$19,576.1	$14,522.7
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
The income tax provision in the PBF Holding Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Current income tax expense	$0.3	$0.2	$0.6	$0.5
Deferred income tax benefit	(1.8)	(0.5)	(9.4)	(0.5)
Total income tax benefit	$(1.5)	$(0.3)	$(8.8)	$—

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of June 30, 2026 and December 31, 2025.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At June 30, 2026 and December 31, 2025, the Company had the obligation to return, and the right to receive, cash collateral posted against its derivative positions of $9.6 million and $5.7 million, respectively. Cash collateral related to derivative contracts is recorded net on the Condensed Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of June 30, 2026
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$5.3	$—	$—	$5.3	N/A	$5.3
Commodity contracts	122.2	11.0	—	133.2	(100.3)	32.9
Liabilities:
Commodity contracts	84.6	15.7	—	100.3	(100.3)	—
Renewable energy credit and emissions obligations	—	503.9	—	503.9	—	503.9

	As of December 31, 2025
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$5.2	$—	$—	$5.2	N/A	$5.2
Commodity contracts	8.2	11.9	—	20.1	(9.7)	10.4
Liabilities:
Commodity contracts	9.6	0.1	—	9.7	(9.7)	—
Renewable energy credit and emissions obligations	—	574.8	—	574.8	—	574.8

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
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of June 30, 2026 and December 31, 2025, $10.6 million and $18.6 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.
There were no transfers between levels during the three and six months ended June 30, 2026 or June 30, 2025.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2030 9.875% Senior Notes (a)	$800.0	$860.1	$800.0	$824.3
2030 7.875% Senior Notes (a)	500.0	510.5	500.0	481.3
2034 7.25% Senior Notes (a)	500.0	495.3	—	—
2028 6.00% Senior Notes (a) (b)	—	—	801.6	794.6
Revolving Credit Facility (c)	—	—	100.0	100.0
	1,800.0	1,865.9	2,201.6	2,200.2
Less - Unamortized deferred financing costs	(39.9)	N/A	(41.0)	N/A
Unamortized discount	(11.0)	N/A	(12.3)	N/A
Long-term debt	$1,749.1	$1,865.9	$2,148.3	$2,200.2
______________________
(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the outstanding senior notes.
(b) As discussed in “Note 4 - Credit Facilities and Debt”, the 2028 6.00% Senior Notes were fully redeemed on June 25, 2026.
(c) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company primarily enters into economic hedges mainly consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. As of June 30, 2026, there were 33,837,000 barrels of crude oil and 2,462,000 barrels of refined products (5,889,000 and 4,037,000, respectively, as of December 31, 2025), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, Derivatives and Hedging, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of June 30, 2026 and December 31, 2025, and the line items on the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives not designated as hedging instruments:
June 30, 2026:
Commodity contracts	Accounts receivable	$32.9
December 31, 2025:
Commodity contracts	Accounts receivable	$10.4
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items on the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives not designated as hedging instruments:
For the three months ended June 30, 2026:
Commodity contracts	Cost of products and other	$(10.8)
For the three months ended June 30, 2025:
Commodity contracts	Cost of products and other	$8.6
For the six months ended June 30, 2026:
Commodity contracts	Cost of products and other	$(219.6)
For the six months ended June 30, 2025:
Commodity contracts	Cost of products and other	$7.3
There were no fair value hedges for the three and six months ended June 30, 2026 or 2025.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. SUBSEQUENT EVENTS
Air Products Asset Purchase
On July 20, 2026, the Company entered into an agreement with Air Products and Chemicals, Inc. to acquire two hydrogen production plants located at the Torrance refinery that were subject to operating lease arrangements as of June 30, 2026. Upon closing, the Company will become the owner and operator of the hydrogen plants.
The transaction includes a secured promissory note to be issued by PBF LLC that will become effective upon closing. The discounted value of the promissory note is estimated to range between $320.0 million - $340.0 million, including consideration of certain contingent payment amounts, dependent upon timing of closing.
Upon closing, the Company expects to derecognize the operating lease liability and related right-of-use asset associated with the hydrogen plants.
The transaction is expected to close in the second half of 2026 and is subject to customary closing conditions and certain regulatory approvals.
Since the agreement was executed subsequent to June 30, 2026, the transaction represents a nonrecognized subsequent event and, accordingly, no amounts have been reflected in the accompanying financial statements.
Dividend Declared
On July 30, 2026, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.275 per share on its outstanding Class A common stock. The dividend is payable on August 28, 2026 to PBF Energy Class A common stockholders of record at the close of business on August 14, 2026. The Company may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend.

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
St. Bernard Renewables LLC Transactions
On June 27, 2023, PBF Energy and Enilive US Inc. (f/k/a Eni Sustainable Mobility US Inc.), a subsidiary of Eni SpA, consummated the closing of the equity method investment transaction and the capitalization of SBR, a jointly held investee designed to own, develop, and operate a biorefinery co-located with our Chalmette refinery in Louisiana. In connection with this transaction, we distributed to PBF LLC, which in turn contributed to SBR, certain assets. We have no interest in SBR.

Recent Developments
Martinez Refinery Fire
On February 1, 2025, the Martinez refinery fire occurred. As a result of the Martinez refinery fire, the Martinez refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the Martinez refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations are being conducted by various regulatory agencies, including the California Department of Industrial Relations - the Division of Occupational Safety and Health (“CalOSHA”), the Bay Area Air District (“BAAD”), Contra Costa County (“CCC”), the Department of Justice (“DOJ”), the United States Attorney’s Office (“USAO”), and the Environmental Protection Agency (“EPA”). There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
Upon completion of construction activities, the Martinez refinery returned to full operations in May 2026. All units affected by the Martinez refinery fire have returned to operational status and are operating at planned rates, which are expected to continue through the planned turnaround of the Martinez refinery’s hydrocracker complex. Following the successful completion of extensive inspections and operational evaluations, the hydrocracker complex turnaround, previously scheduled for late in the second quarter of 2026, has been rescheduled to late in the third quarter of 2026.
We expect that the cost of repairs to the fire-damaged units and restoring the Martinez refinery to full operational status will be largely covered under our property insurance coverage, subject to our deductible and retentions totaling $30.0 million. Our insurance policy also includes business interruption coverage, which contains a 60-day waiting period. This coverage commenced on April 3, 2025. While we expect our insurance coverage will significantly offset the financial impact of the Martinez refinery fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact our results and our cash flow in a given reporting period.
Anticipated costs and insurance recoveries related to the Martinez refinery fire are based on information available to us as of the date of this filing, and are preliminary and subject to revision. In addition, neither the total amount nor timing of insurance recoveries is certain. During the three and six months ended June 30, 2026, we received $250.0 million and $356.5 million, respectively, of unallocated insurance proceeds. Since the date of the Martinez refinery fire, we have received cumulative insurance proceeds, net of deductibles and retentions, of $1.25 billion.
Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Martinez Refinery Fire
The Martinez refinery fire occurred on February 1, 2025. As a result, the Martinez refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the Martinez refinery began producing limited quantities of gasoline, jet fuel, and intermediates, while the remaining units remained offline. During the second quarter in 2026, assets were transferred to refinery operations for commissioning and restart. All units affected by the Martinez refinery fire have returned to operational status and are running at planned rates. Investigations by various regulatory agencies are ongoing. Consequently, throughput volumes at the Martinez refinery in 2026 were significantly above 2025 levels.

During the three and six months ended June 30, 2026, we received $250.0 million and $356.5 million of unallocated insurance proceeds, respectively, which were recognized as a Gain on insurance recoveries on the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, we received an unallocated installment of $250.0 million after deductibles and retentions. As a result, we recorded a Gain on insurance recoveries of $189.0 million on the Condensed Consolidated Statements of Operations, which was net of the $61.0 million receivable that was recorded at March 31, 2025.
In addition, during the three and six months ended June 30, 2026, we incurred operating expenses associated with the Martinez refinery fire of approximately $22.7 million and $34.2 million, respectively (compared to $30.4 million and $108.5 million, respectively, during the three and six months ended June 30, 2025).
Debt and Credit Facilities
Senior Notes
2034 7.25% Senior Notes
On May 28, 2026, we issued $500.0 million aggregate principal amount of 7.25% senior unsecured notes due 2034 (the “2034 7.25% Senior Notes”). Net proceeds from the offering were $492.1 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds from the offering and available cash to fully redeem the 6.00% senior unsecured notes due 2028 (the “2028 6.00% Senior Notes”), plus accrued and unpaid interest.
2028 6.00% Senior Notes
On June 25, 2026, we exercised our rights under the indenture governing the 2028 6.00% Senior Notes to redeem all outstanding 2028 6.00% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price for the 2028 6.00% Senior Notes was approximately $801.6 million plus accrued and unpaid interest. The difference between the carrying value of the 2028 6.00% Senior Notes on the date they were redeemed and the amount for which they were redeemed was $2.2 million and was recorded as a Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations.
2030 9.875% Senior Notes
On March 17, 2025, we issued $800.0 million aggregate principal amount of 9.875% senior unsecured notes due 2030 (the “2030 9.875% Senior Notes”). Net proceeds from the offering were $776.0 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds from the offering to repay outstanding borrowings under the PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”) and for general corporate purposes.
PBF Holding Revolving Credit Facility
The Revolving Credit Facility matures in August 2028 and has a maximum commitment of $3.5 billion, as stated in the amended and restated asset-based revolving credit agreement (the “Revolving Credit Agreement”). We may borrow or repay outstanding amounts on the Revolving Credit Facility from time to time depending on working capital or other cash flow needs of the business. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2026, compared with $100.0 million as of December 31, 2025.

Costs Related to RBI Initiative
During the second quarter of 2025, we launched our RBI initiative as part of our ongoing strategic efforts to generate incremental value across our business. For the three and six months ended June 30, 2026, we recognized $9.2 million and $18.6 million, respectively, of expenses related to this initiative, compared to $13.6 million for both the three and six months ended June 30, 2025. These charges are included in General and administrative expenses on the Condensed Consolidated Statements of Operations.
Geopolitical Conflicts
Recent hostilities involving the United States, Israel, the Gulf States, and Iran have disrupted global energy markets and trade flows, contributing to increased volatility in crude oil and refined product prices. Actions affecting regional shipping routes, including through the Strait of Hormuz, and impacts to certain Middle Eastern energy infrastructure have led to higher freight costs, longer transit times and supply chain disruptions. These conditions have supported higher global refining margins and increased demand for U.S. refined products during the period, while also resulting in higher and more volatile crude oil prices, increased feedstock costs and elevated working capital requirements. The net impact on our results of operations has varied based on the timing and magnitude of changes in crude oil prices and refined product margins. The extent to which these conditions will continue remains uncertain and dependent on future developments, including the duration and scope of the conflict, potential further disruptions to supply or transit routes and the response of global markets. We continue to monitor the situation and adjust our operations as appropriate.
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

Results of Operations
The following tables reflect our financial and operating highlights for the three and six months ended June 30, 2026 and 2025 (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$11,676.3	$7,465.6	$19,576.1	$14,522.7
Cost and expenses:
Cost of products and other	9,786.9	6,825.5	16,649.8	13,490.9
Operating expenses (excluding depreciation and amortization expense as reflected below)	646.0	607.5	1,307.2	1,313.8
Depreciation and amortization expense	151.2	148.8	297.9	307.4
Cost of sales	10,584.1	7,581.8	18,254.9	15,112.1
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	146.3	77.3	233.3	145.2
Depreciation and amortization expense	2.1	2.1	4.4	4.2
Gain on insurance recoveries, net	(250.0)	(189.0)	(356.5)	(189.0)
(Gain) loss on sale of assets	—	(0.2)	0.3	(0.2)
Total cost and expenses	10,482.5	7,472.0	18,136.4	15,072.3
Income (loss) from operations	1,193.8	(6.4)	1,439.7	(549.6)
Other income (expense):
Interest expense (net of interest income of $7.5, $3.5, $10.7, and $7.7, respectively)	(42.5)	(54.4)	(85.0)	(89.9)
Loss on extinguishment of debt	(2.2)	—	(2.2)	—
Other non-service components of net periodic benefit cost	1.3	0.3	2.3	0.6
Income (loss) before income taxes	1,150.4	(60.5)	1,354.8	(638.9)
Income tax benefit	(1.5)	(0.3)	(8.8)	—
Net income (loss)	1,151.9	(60.2)	1,363.6	(638.9)
Less: net income (loss) attributable to noncontrolling interest	(0.2)	—	(0.1)	—
Net income (loss) attributable to PBF Holding Company LLC	$1,152.1	$(60.2)	$1,363.7	$(638.9)
Consolidated gross margin	$1,092.2	$(116.2)	$1,321.2	$(589.4)
Gross refining margin (1)	$1,889.4	$640.1	$2,926.3	$1,031.8
_____________________
(1) See Non-GAAP Financial Measures.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Highlights	2026	2025	2026	2025
Key Operating Information
Production (bpd in thousands)	893.5	845.8	867.5	789.5
Crude oil and feedstocks throughput (bpd in thousands)	887.3	839.1	865.9	785.1
Total crude oil and feedstocks throughput (millions of barrels)	80.7	76.4	156.7	142.1
Consolidated gross margin per barrel of throughput	$13.53	$(1.53)	$8.43	$(4.15)
Gross refining margin, excluding special items, per barrel of throughput (1)	$23.40	$8.38	$16.67	$7.26
Refining operating expense, per barrel of throughput	$8.00	$7.96	$8.34	$9.25

Crude and feedstocks (% of total throughput) (2)
Heavy	31%	25%	28%	27%
Medium	29%	35%	33%	35%
Light	24%	26%	23%	24%
Other feedstocks and blends	16%	14%	16%	14%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	42%	44%	43%	46%
Distillates and distillate blendstocks	36%	34%	35%	35%
Lubes	1%	1%	1%	1%
Chemicals	1%	2%	1%	1%
Other	21%	20%	20%	18%
Total yield	101%	101%	100%	101%
_____________________
(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity of less than 24 degrees. We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts, a division of The McGraw-Hill Companies.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars per barrel, except as noted)	2026	2025	2026	2025
Dated Brent crude oil	$104.86	$67.70	$93.28	$71.64
West Texas Intermediate (WTI) crude oil	$93.11	$63.81	$83.00	$67.60
Light Louisiana Sweet (LLS) crude oil	$95.64	$66.12	$85.57	$70.22
Alaska North Slope (ANS) crude oil	$103.05	$68.82	$90.40	$72.30
Crack Spreads
Dated Brent (NYH) 2-1-1	$43.48	$22.24	$35.05	$19.58
WTI (Chicago) 4-3-1	$44.62	$21.16	$32.11	$17.47
LLS (Gulf Coast) 2-1-1	$48.66	$20.26	$39.39	$18.77
ANS (West Coast-LA) 4-3-1	$53.28	$28.85	$45.03	$26.00
ANS (West Coast-SF) 3-2-1	$58.27	$36.07	$49.67	$30.85
Crude Oil Differentials
Dated Brent (foreign) less WTI	$11.75	$3.90	$10.27	$4.04
Dated Brent less Maya (heavy, sour)	$16.08	$9.22	$15.12	$9.86
Dated Brent less WTS (sour)	$13.04	$4.03	$11.64	$3.95
Dated Brent less ASCI (sour)	$10.98	$3.19	$9.07	$3.26
WTI less WCS (heavy, sour)	$20.25	$10.65	$18.03	$11.86
WTI less Bakken (light, sweet)	$0.32	$0.65	$1.15	$1.19
WTI less Syncrude (light, sweet)	$(2.83)	$(0.93)	$(0.66)	$0.83
WTI less LLS (light, sweet)	$(2.53)	$(2.31)	$(2.56)	$(2.61)
WTI less ANS (light, sweet)	$(9.93)	$(5.01)	$(7.40)	$(4.69)
Effective RIN basket price	$13.78	$6.14	$11.30	$5.45
Natural gas (dollars per MMBTU)	$2.94	$3.51	$3.20	$3.69
Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Overview— Net income was $1,151.9 million for the three months ended June 30, 2026 compared to net loss of $60.2 million for the three months ended June 30, 2025.
Our results for the three months ended June 30, 2026 were positively impacted by a special item consisting of a gain on insurance recoveries of $250.0 million, partially offset by expenses associated with the Martinez refinery fire of approximately $22.7 million, costs related to the RBI initiative of approximately $9.2 million, and a loss on extinguishment of debt of $2.2 million, related to the redemption of the 2028 6.00% Senior Notes. Our results for the three months ended June 30, 2025 were positively impacted by special items consisting of a gain on insurance recoveries of $189.0 million, partially offset by expenses associated with the Martinez refinery fire of approximately $30.4 million, and costs related to the RBI initiative of approximately $13.6 million.

Excluding the impact of special items, our results for the three months ended June 30, 2026 reflect an overall increase in refining margins compared to the same period in 2025. The refining margins increase was primarily driven by favorable crack spreads and certain crude oil differentials, as well as higher throughput volumes across the majority of our refineries, partially offset by higher RFS compliance costs. Ongoing geopolitical conflicts affecting global supply and trade flows also contributed to these dynamic market conditions.
Revenues— Revenues totaled $11.7 billion for the three months ended June 30, 2026 compared to $7.5 billion for the three months ended June 30, 2025, an increase of approximately $4.2 billion, or 56.0%. Revenues per barrel were $127.37 and $81.20 for the three months ended June 30, 2026 and 2025, respectively, an increase of 56.9% directly related to higher hydrocarbon commodity prices. For the three months ended June 30, 2026, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 309,100 bpd, 130,900 bpd, 177,400 bpd, and 269,900 bpd, respectively. For the three months ended June 30, 2025, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 299,800 bpd, 162,200 bpd, 173,600 bpd and 203,500 bpd, respectively. For the three months ended June 30, 2026, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 346,300 bpd, 145,800 bpd, 163,700 bpd, and 351,500 bpd, respectively. For the three months ended June 30, 2025, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 348,800 bpd, 166,600 bpd, 169,700 bpd and 325,300 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Overall average throughput rates at our refineries were higher for the three months ended June 30, 2026, primarily due to the restart of the Martinez refinery, partially offset by unplanned downtime at our Mid-Continent refinery. In the prior-year period, increased maintenance activity and unplanned downtime resulting from the Martinez refinery fire negatively impacted throughput. We plan to continue operating our refineries in line with demand and prevailing market conditions.
Consolidated gross margin— Consolidated gross margin totaled $1,092.2 million for the three months ended June 30, 2026 compared to $(116.2) million for the three months ended June 30, 2025, an increase of approximately $1,208.4 million. Gross refining margin totaled $1,889.4 million, or $23.40 per barrel of throughput for the three months ended June 30, 2026 compared to $640.1 million, or $8.38 per barrel of throughput for the three months ended June 30, 2025, an increase of approximately $1,249.3 million. During the three months ended June 30, 2026 and 2025, our refining margin calculations were not impacted by special items.
Consolidated gross margin and gross refining margin increased compared to the three months ended June 30, 2025, primarily due to favorable crack spreads and certain crude oil differentials, higher throughput volumes across the majority of our refineries, and increased overall throughput at our refineries. These favorable impacts were partially offset by unplanned downtime at our Mid-Continent refinery and higher RFS compliance costs.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. On March 27, 2026, the EPA finalized new RFS requirements for 2026 and 2027, which included a partial reallocation of small refinery exemptions that were granted for years 2023 to 2025 and revised renewable fuel volume requirements for 2026. Total RFS compliance costs were $331.3 million for the three months ended June 30, 2026 compared to $165.0 million for the three months ended June 30, 2025. The increase was primarily attributable to the newly finalized RFS requirements for 2026 and 2027, which has resulted in higher RIN prices in 2026 compared to 2025.
Average industry margins were notably more favorable during the three months ended June 30, 2026 in comparison to the same period in 2025, primarily due to geopolitical conflicts negatively impacting supply with demand remaining relatively resilient.

Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $43.48 per barrel, or 95.5% higher, in the three months ended June 30, 2026, as compared to $22.24 per barrel in the same period in 2025. Our margins were positively impacted from our refinery specific slate on the East Coast by a widening Dated Brent/Maya differential, which increased by $6.86 per barrel, slightly offset by a weakened WTI/Bakken differential, which decreased by $0.33 per barrel, in comparison to the same period in 2025. The WTI/WCS differential widened to $20.25 per barrel in the three months ended June 30, 2026 compared to $10.65 in the same period in 2025, which favorably impacted our cost of heavy crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $44.62 per barrel, or 110.9% higher, in the three months ended June 30, 2026 as compared to $21.16 per barrel in the same period in 2025. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by weakened WTI/Syncrude and WTI/Bakken differentials, which decreased by $1.90 and $0.33 per barrel, respectively, in comparison to the same period in 2025.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $48.66 per barrel, or 140.2% higher, in the three months ended June 30, 2026 as compared to $20.26 per barrel in the same period in 2025. Margins on the Gulf Coast were positively impacted from our refinery specific slate by an expanded Dated Brent/WTS differential, which averaged a discount of $13.04 per barrel for the three months ended June 30, 2026 as compared to a discount of $4.03 per barrel in the same period of 2025.
On the West Coast, the ANS (West Coast - LA) 4-3-1 industry crack spread was $53.28 per barrel, or 84.7% higher, in the three months ended June 30, 2026 as compared to $28.85 per barrel in the same period in 2025. Additionally, the ANS (West Coast - SF) 3-2-1 industry crack spread was $58.27 per barrel, or 61.5% higher, in the three months ended June 30, 2026 as compared to $36.07 per barrel in the same period in 2025. Our margins on the West Coast were negatively impacted from our refinery specific slate by weakened WTI/ANS differential, which averaged a premium of $9.93 per barrel for the three months ended June 30, 2026 as compared to a premium of $5.01 per barrel in the same period of 2025, slightly offset by an expanded Dated Brent/WTS differential, which averaged a discount of $13.04 per barrel for the three months ended June 30, 2026 as compared to a discount of $4.03 per barrel in the same period of 2025.
Operating expenses— Operating expenses totaled $646.0 million, or $8.00 per barrel of throughput, for the three months ended June 30, 2026 compared to $607.5 million, or $7.96 per barrel of throughput, for the three months ended June 30, 2025, an increase of $38.5 million, or 6%. The increase in operating expenses in comparison to the same period in 2025 was mainly attributable to higher outside services as well as higher maintenance, catalysts and chemical costs driven by the Martinez refinery restart.
General and administrative expenses— General and administrative expenses totaled $146.3 million for the three months ended June 30, 2026 compared to $77.3 million for the three months ended June 30, 2025, an increase of approximately $69.0 million, or 89%. The increase in general and administrative expenses in comparison to the same period in 2025 was primarily due to higher employee-related expenses, including the recognition of incentive compensation, and outside services, including higher legal costs. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $153.3 million for the three months ended June 30, 2026 (including $151.2 million recorded within Cost of sales) compared to $150.9 million for the three months ended June 30, 2025 (including $148.8 million recorded within Cost of sales), representing an increase of approximately $2.4 million. The increase was primarily attributable to an increase in the fixed asset base resulting from capital projects and turnarounds completed since the second quarter of 2025.

Gain on insurance recoveries, net— For the three months ended June 30, 2026 and 2025, we recognized gains on insurance recoveries associated with the Martinez refinery fire of $250.0 million and $189.0 million, respectively.
(Gain) loss on sale of assets— For the three months ended June 30, 2025, we recognized a gain of $0.2 million, primarily related to the sale of non-operating refinery assets. There was no such gain for the three months ended June 30, 2026.
Interest expense, net— Interest expense, net totaled $42.5 million for the three months ended June 30, 2026 compared to $54.4 million for the three months ended June 30, 2025, a decrease of approximately $11.9 million. The net decrease was primarily attributable to lower interest expense resulting from lower average outstanding borrowings under our Revolving Credit Facility and increased capitalized interest related to the Martinez refinery rebuild, partially offset by increased interest expense from the issuance of the 2034 7.25% Senior Notes in May 2026 prior to the redemption of the 2028 6.00% Senior Notes in June 2026. Additionally, interest income increased by $4.0 million during the three months ended June 30, 2026, driven by higher interest rates and higher cash deposits compared with the same period in the prior year. Interest expense for the three months ended June 30, 2026 includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Loss on extinguishment of debt— For the three months ended June 30, 2026, there was a loss on the extinguishment of debt of $2.2 million, related to the redemption of the 2028 6.00% Senior Notes.
Income tax benefit — As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended June 30, 2026 and 2025, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette refinery in the fourth quarter of 2015 and PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $1.5 million was recorded for the three months ended June 30, 2026 in comparison to $0.3 million for the three months ended June 30, 2025.
Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Overview— Net income was $1,363.6 million for the six months ended June 30, 2026 compared to net loss of $638.9 million for the six months ended June 30, 2025.
Our results for the six months ended June 30, 2026 were positively impacted by special items consisting of a lower of cost or market (“LCM”) inventory adjustment of $313.0 million, and a gain on insurance recoveries of $356.5 million, partially offset by expenses associated with the Martinez refinery fire of approximately $34.2 million, costs related to the RBI initiative of approximately $18.6 million, and loss of extinguishment of debt of $2.2 million, related to the redemption of the 2028 6.00% Senior Notes. Our results for the six months ended June 30, 2025 were positively impacted by special items consisting of a gain on insurance recoveries of $189.0 million, partially offset by expenses associated with the Martinez refinery fire of approximately $108.5 million, and costs related to the RBI initiative of approximately $13.6 million.
Excluding the impact of special items, our results for the six months ended June 30, 2026 reflect an overall increase in refining margins compared to the same period in 2025. The refining margins increase was primarily driven by favorable crack spreads and certain crude oil differentials, as well as higher throughput volumes and increased barrels sold across the majority of our refineries, partially offset by higher RFS compliance costs. Ongoing geopolitical conflicts affecting global supply and trade flows also contributed to these dynamic market conditions.

Revenues— Revenues totaled $19.6 billion for the six months ended June 30, 2026 compared to $14.5 billion for the six months ended June 30, 2025, an increase of approximately $5.1 billion, or 35.2%. Revenues per barrel were $110.74 and $84.46 for the six months ended June 30, 2026 and 2025, respectively, an increase of 31.1% directly related to higher hydrocarbon commodity prices and sale volumes. For the six months ended June 30, 2026, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 306,800 bpd, 137,400 bpd, 181,200 bpd, and 240,500 bpd, respectively. For the six months ended June 30, 2025, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 281,000 bpd, 149,900 bpd, 165,800 bpd and 188,300 bpd, respectively. For the six months ended June 30, 2026, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 339,300 bpd, 150,000 bpd, 166,200 bpd, and 316,000 bpd, respectively. For the six months ended June 30, 2025, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 324,600 bpd, 154,900 bpd, 161,900 bpd and 308,500 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Overall average throughput rates at our refineries were higher for the six months ended June 30, 2026, primarily due to the restart of the Martinez refinery. In the prior-year period, increased maintenance activity and unplanned downtime resulting from the Martinez refinery fire negatively impacted throughput. We plan to continue operating our refineries in line with demand and prevailing market conditions.
Consolidated gross margin— Consolidated gross margin totaled $1,321.2 million for the six months ended June 30, 2026 compared to $(589.4) million for the six months ended June 30, 2025, an increase of approximately $1,910.6 million. Gross refining margin totaled $2,926.3 million, or $18.67 per barrel of throughput for the six months ended June 30, 2026 compared to $1,031.8 million, or $7.26 per barrel of throughput for the six months ended June 30, 2025, an increase of approximately $1,894.5 million. Gross refining margin excluding special items totaled $2,613.3 million, or $16.67 per barrel of throughput for the six months ended June 30, 2026. During the six months ended June 30, 2025, our refining margin calculations were not impacted by special items.
Consolidated gross margin and gross refining margin for the six months ended June 30, 2026 were positively impacted by the reversal of a prior-year non-cash LCM adjustment of approximately $313.0 million, driven by the increase in crude oil and refined product prices compared to the prior year. Consolidated gross margin, gross refining margin, and gross refining margin excluding special items increased due to favorable movements in crack spreads and certain crude oil differentials, as well as higher barrels sold at the majority of our refineries, partially offset by higher RFS compliance costs.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. On March 27, 2026, the EPA finalized new RFS requirements for 2026 and 2027, which included a partial reallocation of small refinery exemptions that were granted for years 2023 to 2025 and revised renewable fuel volume requirements for 2026. Total RFS compliance costs were $609.3 million for the six months ended June 30, 2026 compared to $285.0 million for the six months ended June 30, 2025. The increase was primarily attributable to the newly finalized RFS requirements for 2026 and 2027, which has resulted in higher RIN prices in 2026 compared to 2025.
Average industry margins were notably more favorable during the six months ended June 30, 2026 in comparison to the same period in 2025, primarily due to geopolitical conflicts negatively impacting supply with demand remaining relatively resilient.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $35.05 per barrel, or 79.0% higher, in the six months ended June 30, 2026, as compared to $19.58 per barrel in the same period in 2025. Our margins were positively impacted from our refinery specific slate on the East Coast by widening WTI/WCS and Dated Brent/Maya differentials which increased by $6.17 and $5.26 per barrel, respectively, in comparison to the same period in 2025, which favorably impacted our cost of heavy crudes.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $32.11 per barrel, or 83.8% higher, in the six months ended June 30, 2026 as compared to $17.47 per barrel in the same period in 2025. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a weakened WTI/Syncrude differential, which decreased by $1.49 per barrel, in comparison to the same period in 2025.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $39.39 per barrel, or 109.9% higher, in the six months ended June 30, 2026 as compared to $18.77 per barrel in the same period in 2025. Margins on the Gulf Coast were positively impacted from our refinery specific slate by an expanded Dated Brent/WTS differential, which averaged a discount of $11.64 per barrel for the six months ended June 30, 2026 as compared to a discount of $3.95 per barrel in the same period of 2025.
On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $45.03 per barrel, or 73.2% higher, in the six months ended June 30, 2026 as compared to $26.00 per barrel in the same period in 2025. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $49.67 per barrel, or 61.0% higher, in the six months ended June 30, 2026 as compared to $30.85 per barrel in the same period in 2025. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakened WTI/ANS differential, which averaged a premium of $7.40 per barrel for the six months ended June 30, 2026 as compared to a premium of $4.69 per barrel in the same period of 2025, slightly offset by an expanded Dated Brent/WTS differential, which averaged a discount of $11.64 per barrel for the six months ended June 30, 2026 as compared to a discount of $3.95 per barrel in the same period of 2025.
Operating expenses— Operating expenses totaled $1,307.2 million, or $8.34 per barrel of throughput, for the six months ended June 30, 2026 compared to $1,313.8 million, or $9.25 per barrel of throughput, for the six months ended June 30, 2025, a decrease of $6.6 million, or 0.5%. The decrease in operating expenses in comparison to the same period in 2025 was mainly attributable to lower maintenance expenses at our Martinez refinery related to the Martinez refinery fire, partially offset by higher outside services.
General and administrative expenses— General and administrative expenses totaled $233.3 million for the six months ended June 30, 2026 compared to $145.2 million for the six months ended June 30, 2025, an increase of approximately $88.1 million or 60.7%. The increase in general and administrative expenses in comparison to the same period in 2025 was primarily due to higher employee-related expenses, including the recognition of incentive compensation, and outside services, including higher legal costs, and costs incurred in connection with the RBI initiative. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $302.3 million for the six months ended June 30, 2026 (including $297.9 million recorded within Cost of sales) compared to $311.6 million for the six months ended June 30, 2025 (including $307.4 million recorded within Cost of sales), representing a decrease of approximately $9.3 million. The decrease was primarily attributable to certain catalyst and turnaround costs that became fully amortized in 2025, partially offset by an increase in the fixed asset base resulting from capital projects and turnarounds completed since the second quarter of 2025.
Gain on insurance recoveries, net— For the six months ended June 30, 2026 and 2025, we recognized gains on insurance recoveries associated with the Martinez refinery fire of $356.5 million and $189.0 million, respectively.

(Gain) loss on sale of assets— For the six months ended June 30, 2026 and 2025, we recognized a loss of $0.3 million and a gain of $0.2 million, respectively, primarily related to the sale of non-operating refinery assets.
Interest expense, net— Interest expense, net totaled $85.0 million for the six months ended June 30, 2026 compared to $89.9 million for the six months ended June 30, 2025, a decrease of approximately $4.9 million. The net decrease was primarily attributable to lower interest expense resulting from lower average outstanding borrowings under our Revolving Credit Facility and increased capitalized interest related to the Martinez refinery rebuild, partially offset by increased interest expense from the issuance of the 2034 7.25% Senior Notes in May 2026 prior to the redemption of the 2028 6.00% Senior Notes in June 2026. Interest expense also reflects the issuance of the 2030 9.875% Senior Notes in March 2025. Additionally, interest income increased by $3.0 million during the six months ended June 30, 2026, driven by higher interest rates and higher cash deposits compared with the same period in the prior year. Interest expense for the six months ended June 30, 2026 includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Loss on extinguishment of debt— For the six months ended June 30, 2026, there was a loss on the extinguishment of debt of $2.2 million, related to the redemption of the 2028 6.00% Senior Notes.
Income tax benefit — As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the six months ended June 30, 2026 and 2025, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette refinery in the fourth quarter of 2015 and PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $8.8 million was recorded for the six months ended June 30, 2026 in comparison to a de minimis income tax benefit for the six months ended June 30, 2025.

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
Special Items
The Non-GAAP financial measures presented include Adjusted fully-converted net income (loss) excluding special items, gross refining margin excluding special items, EBITDA excluding special items, and net debt to capitalization ratio excluding special items. Special items for the periods presented relate to LCM inventory adjustments, expenses associated with the Martinez refinery fire, gain on insurance recoveries, costs related to the RBI initiative, and loss on extinguishment of debt. See “Notes to Non-GAAP Financial Measures” below for more details on all special items disclosed. Although we believe that Non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for helpful period-over-period comparisons, such Non-GAAP financial measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin, and gross refining margin excluding special items, to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended June 30,
	2026		2025
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$11,676.3	$144.60	$7,465.6	$97.77
Less: Cost of sales	10,584.1	131.07	7,581.8	99.29
Consolidated gross margin	$1,092.2	$13.53	$(116.2)	$(1.53)
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$1,092.2	$13.53	$(116.2)	$(1.53)
Add: Refining operating expense	646.0	8.00	607.5	7.96
Add: Refining depreciation expense	151.2	1.87	148.8	1.95
Gross refining margin	$1,889.4	$23.40	$640.1	$8.38
Gross refining margin excluding special items	$1,889.4	$23.40	$640.1	$8.38

	Six Months Ended June 30,
	2026		2025
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$19,576.1	$124.91	$14,522.7	$102.21
Less: Cost of sales	18,254.9	116.48	15,112.1	106.36
Consolidated gross margin	$1,321.2	$8.43	$(589.4)	$(4.15)
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$1,321.2	$8.43	$(589.4)	$(4.15)
Add: Refining operating expense	1,307.2	8.34	1,313.8	9.25
Add: Refining depreciation expense	297.9	1.90	307.4	2.16
Gross refining margin	$2,926.3	$18.67	$1,031.8	$7.26
Special items: (1)
Add: LCM inventory adjustment	(313.0)	(2.00)	—	—
Gross refining margin excluding special items	$2,613.3	$16.67	$1,031.8	$7.26
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
EBITDA, EBITDA excluding special items and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA, EBITDA excluding special items, and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior notes and other credit facilities. EBITDA, EBITDA excluding special items, and Adjusted EBITDA should not be considered as alternatives to income from operations or net income as measures of operating performance. In addition, EBITDA, EBITDA excluding special items, and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before adjustments for items such as stock-based compensation expense, LCM inventory adjustment, expenses associated with the Martinez refinery fire, gain on insurance recoveries, costs related to RBI initiative, loss on extinguishment of debt, and certain other non-cash items. Other companies, including other companies in our industry, may calculate EBITDA, EBITDA excluding special items and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures. EBITDA, EBITDA excluding special items and Adjusted EBITDA also have limitations as analytical tools and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that EBITDA, EBITDA excluding special items and Adjusted EBITDA:
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$1,151.9	$(60.2)	$1,363.6	$(638.9)
Add: Depreciation and amortization expense	153.3	150.9	302.3	311.6
Add: Interest expense, net	42.5	54.4	85.0	89.9
Add: Income tax benefit	(1.5)	(0.3)	(8.8)	—
EBITDA	$1,346.2	$144.8	$1,742.1	$(237.4)
Special Items: (1)
Add: LCM inventory adjustment	—	—	(313.0)	—
Add: Martinez refinery fire expenses	22.7	30.4	34.2	108.5
Add: Gain on insurance recoveries, net	(250.0)	(189.0)	(356.5)	(189.0)
Add: Costs related to RBI initiative	9.2	13.6	18.6	13.6
Add: Loss on extinguishment of debt	2.2	—	2.2	—
EBITDA excluding special items	$1,130.3	$(0.2)	$1,127.6	$(304.3)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$1,346.2	$144.8	$1,742.1	$(237.4)
Add: Stock-based compensation expense	9.0	10.0	17.4	21.4
Special Items: (1)
Add: LCM inventory adjustment	—	—	(313.0)	—
Add: Martinez refinery fire expenses	22.7	30.4	34.2	108.5
Add: Gain on insurance recoveries, net	(250.0)	(189.0)	(356.5)	(189.0)
Add: Costs related to RBI initiative	9.2	13.6	18.6	13.6
Add: Loss on extinguishment of debt	2.2	—	2.2	—
Adjusted EBITDA	$1,139.3	$9.8	$1,145.0	$(282.9)
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
During the six months ended June 30, 2026, we reversed the $313.0 million LCM inventory reserve recorded at December 31, 2025. This reversal increased both income from operations and net income by $313.0 million, and resulted in no LCM inventory reserve at June 30, 2026. There were no such adjustments in any of the other periods presented.
Martinez refinery fire expenses - During the three and six months ended June 30, 2026, we recorded operating expenses associated with the Martinez refinery fire that decreased both income from operations and net income by $22.7 million and $34.2 million, respectively. During the three and six months ended June 30, 2025, we recorded operating expenses associated with the Martinez refinery fire that decreased both income from operations and net income by $30.4 million and $108.5 million, respectively.
Gain on insurance recoveries, net - During the three and six months ended June 30, 2026, we recorded gains on insurance recoveries associated with the Martinez refinery fire that increased both income from operations and net income by $250.0 million and $356.5 million, respectively. During both the three and six months ended June 30, 2025, we recorded a gain on insurance recoveries associated with the Martinez refinery fire that increased both income from operations and net income by $189.0 million.
Costs related to RBI initiative - During the second quarter of 2025, we launched our RBI initiative as part of our ongoing strategic efforts to extract incremental value across our business. As a result, for the three and six months ended June 30, 2026, we recorded expenses related to the execution of this initiative that decreased both income from operations and net income by $9.2 million and $18.6 million, respectively. For both the three and six months ended June 30, 2025, we recorded expenses related to the execution of this initiative that decreased both income from operations and net income by $13.6 million. These charges are included within General and administrative expenses.
Loss on extinguishment of debt - During both the three and six months ended June 30, 2026, we recorded a pre-tax loss on extinguishment of debt related to the redemption of our 2028 6.00% Senior Notes, which decreased both income before income taxes and net income by $2.2 million. There were no such adjustments in any of the other periods presented.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future distributions, and debt service requirements, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political, and other factors beyond our control. As of June 30, 2026, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $1,149.0 million for the six months ended June 30, 2026 compared to net cash used in operating activities of $460.4 million for the six months ended June 30, 2025. Our operating cash flows for the six months ended June 30, 2026 include our net income of $1,363.6 million. This amount reflects a gain on insurance recoveries of $356.5 million. Of the $356.5 million insurance proceeds, $111.3 million relates to operating activities. In addition, operating cash flows include depreciation and amortization of $311.7 million, pension and other post-retirement benefits costs of $26.8 million, stock-based compensation expense of $17.4 million, loss on extinguishment of debt of $2.2 million related to the redemption of the 2028 6.00% Senior Notes, and a loss on sale of assets of $0.3 million, partially offset by a non-cash LCM inventory adjustment of $313.0 million, deferred income taxes of $9.4 million, and net changes in operating assets and liabilities of $5.4 million, primarily driven by the timing of collection of accounts receivable and inventory purchase, partially offset by the timing of payments of accrued expenses. Our operating cash flows for the six months ended June 30, 2025 included our net loss of $638.9 million. This amount reflected a gain on insurance recoveries of $189.0 million, which was net of the $61.0 million receivable that was recorded at March 31, 2025. Of the $250.0 million insurance proceeds, $118.0 million related to operating activities. In addition, operating cash flows included net changes in operating assets and liabilities reflecting uses of cash of $117.6 million, primarily driven by the timing of inventory purchases and payments of accrued expenses, deferred income taxes of $0.5 million, and a gain on sale of assets of $0.2 million, partially offset by depreciation and amortization of $320.2 million, pension and other post-retirement benefits costs of $26.2 million, and stock-based compensation expense of $21.4 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $504.8 million for the six months ended June 30, 2026 compared to net cash used in investing activities of $362.4 million for the six months ended June 30, 2025. The net cash used in investing activities for the six months ended June 30, 2026 was comprised of cash outflows for capital expenditures totaling $472.7 million, expenditures for refinery turnarounds of $242.4 million, and expenditures for other assets of $34.9 million, partially offset by insurance proceeds of $245.2 million. The net cash used in investing activities for the six months ended June 30, 2025 was comprised of cash outflows for capital expenditures totaling $256.5 million, expenditures for refinery turnarounds of $198.1 million, and expenditures for other assets of $39.8 million, partially offset by insurance proceeds of $132.0 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $267.5 million for the six months ended June 30, 2026 compared to net cash provided by financing activities of $872.9 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, net cash used in financing activities consisted of the redemption of the 2028 6.00% Senior Notes of $801.6 million, net payments of our Revolving Credit Facility of $100.0 million, payments on distributions to members of $36.5 million, deferred financing costs and other of $7.9 million, and payments on finance leases of $6.0 million, partially offset by cash proceeds of $500.0 million from the issuance of the 2034 7.25% Senior Notes, proceeds from contributions from PBF LLC of $127.0 million and net proceeds from insurance premium financing of $57.5 million. For the six months ended June 30, 2025, net cash provided by financing activities consisted of cash proceeds of $788.5 million from the issuance of the 2030 9.875% Senior Notes, net proceeds from our draws on our Revolving Credit Facility of $150.0 million, proceeds from contributions from PBF LLC of $110.0 million, and net proceeds from insurance premium financing of $43.9 million, partially offset by distributions to members of $201.1 million, deferred financing costs and other of $12.7 million, and payments on finance leases of $5.7 million.
Debt and Credit Facilities
Senior Notes
On May 28, 2026, we issued $500.0 million aggregate principal amount of our 2034 7.25% Senior Notes. Net proceeds from this offering were $492.1 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds from the offering and available cash to fully redeem our outstanding 2028 6.00% Senior Notes.
On June 25, 2026, we exercised our rights under the indenture governing the 2028 6.00% Senior Notes to redeem all outstanding 2028 6.00% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price for the 2028 6.00% Senior Notes was approximately $801.6 million, plus accrued and unpaid interest.
Liquidity
As of June 30, 2026, our operational liquidity was over $3.5 billion (approximately $2.3 billion as of December 31, 2025) which consists of more than $800.0 million of cash, and approximately $2.7 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of June 30, 2026, outstanding letters of credit totaled approximately $163.3 million.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the six months ended June 30, 2026, there are no assurances in the future that we will be able to meet these incurrence covenants at the time we are required to do so. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make acquisitions or investments, repurchase our outstanding debt or stock or incur new liens.
Working Capital
Our working capital at June 30, 2026 was $1,412.1 million, consisting of $5,813.3 million in total current assets, and $4,401.2 million in total current liabilities. Our working capital at December 31, 2025 was approximately $586.4 million, consisting of $4,419.5 million in total current assets, and $3,833.1 million in total current liabilities.

Capital Spending
Capital spending was $504.8 million for the six months ended June 30, 2026, net of $245.2 million in costs related to the rebuild of units damaged in the Martinez refinery fire that were reimbursed by insurance proceeds. Net capital spend was primarily comprised of annual maintenance and turnaround activities across our refineries, including a planned turnaround at the Torrance refinery. Capital spending also included costs associated with safety-related enhancements and facility improvements at our refineries and logistics assets, as well as expenditures to meet environmental, regulatory and safety requirements. After careful evaluation and safety inspections, we elected to move the scheduled Martinez second quarter hydrocracker complex turnaround to the end of the third quarter. Additionally, after further diligent review, we elected to move the planned fourth quarter turnarounds at both Chalmette and Toledo to 2027. As a result, we are reducing our 2026 capital expenditure guidance to $825.0 million to $875.0 million for the year, excluding capital related to the Martinez refinery rebuild.
Martinez Refinery Fire
We expect that the cost of repairs to the fire-damaged units and restoring the Martinez refinery to full operational status will largely be covered under our property insurance coverage, subject to our deductible and retentions totaling $30.0 million. Our insurance policy also includes business interruption coverage, which contains a 60-day waiting period. This coverage commenced on April 3, 2025. While we expect our insurance coverage will significantly offset the financial impact of the Martinez refinery fire, other than for the business interruption waiting period, deductibles and retentions, the timing of insurance proceeds may impact our results and our cash flow in a given reporting period.
During the three and six months ended June 30, 2026, we received $250.0 million and $356.5 million of unallocated insurance proceeds, respectively. Since the date of the Martinez refinery fire, we have received cumulative insurance proceeds, net of deductibles and retentions, of $1.25 billion. We expect to be able to negotiate future interim payments through final settlement of the claim. The timing and amount of any agreed future interim payments will be dependent on the quantum of actual, covered expenditures and calculated losses.
Air Products Asset Purchase
On July 20, 2026, we entered into an agreement with Air Products and Chemicals, Inc. to acquire two hydrogen production plants located at the Torrance refinery that were subject to operating lease arrangements as of June 30, 2026. Upon closing, we will become the owner and operator of the hydrogen plants.
The transaction includes a secured promissory note to be issued by PBF LLC that will become effective upon closing. The discounted value of the promissory note is estimated to range between $320.0 million - $340.0 million, including consideration of certain contingent payment amounts, dependent upon timing of closing.
The transaction is expected to close in the second half of 2026 and is subject to customary closing conditions and certain regulatory approvals.
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

On July 30, 2026, PBF Energy, our indirect parent, announced a dividend of $0.275 per share on its outstanding Class A common stock. The dividend is payable on August 28, 2026 to PBF Energy Class A common stockholders of record at the close of business on August 14, 2026. If necessary, we may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.

Supplemental Guarantor Financial Information
As of June 30, 2026, PBF Services Company LLC, Delaware City Refining Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC, Chalmette Refining L.L.C., PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining Company LLC (“Torrance Refining”), Martinez Refining Company LLC (“MRC”), PBF International Inc. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and guarantee the obligations under the 2034 7.25% Senior Notes, the 2030 7.875% Senior Notes and the 9.875% senior unsecured notes due 2030 (the “2030 9.875% Senior Notes”) (collectively, the “Guarantor Subsidiaries”). These guarantees are full and unconditional and joint and several. The guarantees are set forth in the indentures dated May 28, 2026, August 21, 2023, and March 17, 2025 among PBF Holding, PBF Finance, the Guarantors Subsidiaries, Wilmington Trust, National Association, as trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, and Authenticating Agent. PBF Ltd., PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2034 7.25% Senior Notes, the 2030 7.875% Senior Notes, and the 2030 9.875% Senior Notes. The 2034 7.25% Senior Notes, the 2030 7.875% Senior Notes and the 2030 9.875% Senior Notes were co-issued by PBF Holding and PBF Finance. For purposes of the following information, PBF Holding is referred to as “Operating Issuer” and PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following tables present summarized information for the Operating Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Operating Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets (1)	$5,629.9	$4,243.1
Non-current assets	7,167.0	6,932.3
Due from non-guarantor subsidiaries	27,312.0	26,177.0

LIABILITIES AND EQUITY
Current liabilities (1)	$4,197.5	$3,585.9
Long-term liabilities	2,580.1	2,982.8
Due to non-guarantor subsidiaries	27,183.6	26,143.8
____________________________
(1) Includes $50.3 million and $124.2 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX and SBR as of June 30, 2026. Includes $49.4 million and $78.3 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX and SBR as of December 31, 2025. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

	Three Months Ended June 30,		Six Months Ended June 30,
Summarized Statements of Operations (in millions)	2026	2025	2026	2025
Revenues	$11,605.5	$7,444.1	$19,472.9	$14,447.7
Cost of sales	9,922.9	7,168.2	17,094.0	14,106.2
Gross margin	1,682.6	275.9	2,378.9	341.5
Income from operations	1,785.1	385.1	2,499.0	381.6

Net income	1,730.6	326.0	2,376.2	285.1
Net income attributable to PBF Holding Company LLC	1,730.8	326.0	2,376.3	285.1

Non-guarantor intercompany sales with the Operating Issuer and Guarantor subsidiaries	$579.8	$389.3	$1,015.0	$928.2
Non-guarantor intercompany cost of sales with the Operating Issuer and Guarantor subsidiaries	(1.1)	(5.3)	(2.4)	(4.2)
Affiliate revenues related to transactions with PBFX and SBR (1)	70.9	57.6	169.3	117.9
Affiliate expenses related to transactions with PBFX and SBR (1)	(345.9)	(212.4)	(592.1)	(363.2)
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
At June 30, 2026 and December 31, 2025, we had gross open commodity derivative contracts representing 36.3 million barrels and 9.9 million barrels, respectively, with an unrealized net gain of $32.9 million and $10.4 million, respectively. The open commodity derivative contracts as of June 30, 2026 expire at various times during 2026.
We carry inventories of crude oil, intermediates, and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 34.0 million barrels as of both June 30, 2026 and December 31, 2025. The average cost of our hydrocarbon inventories was approximately $79.62 and $79.36 per barrel on a LIFO basis at June 30, 2026 and December 31, 2025, respectively. The results as of December 31, 2025 exclude the net impact of an $313.0 million LCM inventory adjustment. At June 30, 2026, the replacement value of inventory exceeded the LIFO carrying value, resulting in the full reversal of the previously recorded LCM inventory reserve. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $3.5 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At June 30, 2026, we had no outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $22.9 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of June 30, 2026. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, PBF Western Region, Torrance Refining and the manager of our Torrance refinery along with Exxon Mobil Corporation (“ExxonMobil”) were named as defendants in a putative class action filed in the Superior Court of California, County of Los Angeles, alleging negligence, nuisance, trespass, and strict liability claims arising from a February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery, which at the time was owned and operated by ExxonMobil, and subsequent operations by Torrance Refining after the acquisition of the Torrance refinery in July 2016. To the extent the claims relate to the ESP explosion, ExxonMobil retained responsibility for any resulting liabilities pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave for plaintiffs to file a second amended complaint alleging groundwater contamination and added an additional plaintiff, Youssef. On October 15, 2019, the Court granted certification of two limited classes of with Youssef as the sole class representative and named plaintiff, related to trespass claims for ground contamination (“Ground Subclass”) and nuisance for air emissions (“Air Subclass”). On May 5, 2021, the Court granted leave for plaintiffs to a third amended complaint to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ motion to substitute Navarro as class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On October 30, 2023, plaintiff appealed the Court’s ruling to the Ninth Circuit. On April 15, 2025, the Ninth Circuit issued a ruling that reversed the Court’s dismissal of the individual trespass claim and vacated the decertification of the

Ground Subclass. The Ninth Circuit, however, affirmed the Court’s grant of summary judgment as to plaintiff’s individual nuisance claims and decertification of the Air Subclass. On August 12, 2025, the Ninth Circuit remanded the case back to the Court regarding the trespass claim and Ground Subclass decertification for reconsideration. On March 23, 2026, the Court agreed that further briefing is required regarding class representative substitution and renewed class certification for the Ground Subclass. On June 30, 2026, plaintiff filed a fifth amended complaint. On July 24, 2026, we filed a motion to strike portions of the complaint. We intend to continue to defend this matter vigorously. Based on information currently available, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations, or cash flows.
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
On December 21, 2023, the EPA Region 5 issued a Finding of Violation (“FOV”) alleging violations of the CAA, 42 U.S.C. §§ 7411, 7412, and regulations promulgated under those sections, of the National Emission Standard for Benzene Waste Operations at 40 C.F.R. Part 61, Subpart FF (“BWON”), of the New Source Performance Standards for Volatile Organic Compounds from Petroleum Wastewater Systems at 40 C.F.R. Part 60, Subpart QQQ (“QQQ”), and of our CAA Title V operating permit for the Wastewater Treatment Unit at our Toledo refinery. This FOV followed an EPA compliance inspection at the Toledo refinery conducted in September 2023. In addition, the EPA has conducted compliance inspections at our Chalmette, Delaware City, Martinez, Paulsboro, and Torrance refineries relating to BWON and QQQ. For our Toledo refinery, we have been engaged in discussions with the EPA to resolve the FOV, but we cannot currently estimate the timing of the resolution or the amount of any potential civil penalties. We presently believe neither the outcome related to the Toledo refinery FOV nor the resolution of other matters relating to the referenced refinery inspections will have a material impact on our financial position, results of operations, or cash flows.

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
EXHIBIT INDEX

Exhibit Number	Description

22.1*	List of Guarantor Subsidiaries.

4.1	Indenture dated as of May 28, 2026, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, and Authenticating Agent (incorporated by reference to Exhibits 4.1 of PBF Energy Inc.’s Current Report on Form 8-K dated May 28, 2026 (File No. 001-35764)).

4.2	Form of 7.250% Senior Note due 2034 (included as Exhibit A in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of PBF Energy Inc.’s Current Report on Form 8-K dated May 28, 2026 (File No. 001-35764)).

31.1*	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Joseph Marino, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Joseph Marino, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
 ——————————

*	Filed herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date:	August 4, 2026	By:	/s/ Joseph Marino
Joseph Marino Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	August 4, 2026	By:	/s/ Joseph Marino
Joseph Marino Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)