Form 10-Q
period 2026-09-30
PBF Holding Co LLC; PBF Finance Corp
filed 2026-11-03
CIK 1566011, 1566097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
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
PBF Holding Company LLC has no common stock outstanding. As of October 30, 2026, 100% of the membership interests of PBF Holding Company LLC were owned by PBF Energy Company LLC, and PBF Finance Corporation had 100 shares of common stock outstanding, all of which were held by PBF Holding Company LLC.

PBF Finance Corporation meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PBF HOLDING COMPANY LLC
PBF FINANCE CORPORATION
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

EXPLANATORY NOTE
This combined Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this “Form 10-Q”) is filed by PBF Holding Company LLC (“PBF Holding”) and PBF Finance Corporation (“PBF Finance”). PBF Holding is a wholly owned subsidiary of PBF Energy Company LLC (“PBF LLC”) and is the parent company for PBF LLC’s refinery operating subsidiaries. PBF Finance is a wholly owned subsidiary of PBF Holding. PBF Holding is an indirect subsidiary of PBF Energy Inc. (“PBF Energy”), which is the sole managing member of, and owner of an equity interest representing approximately 99.3% of the outstanding economic interests in PBF LLC as of September 30, 2026. PBF Energy operates and controls all of the business and affairs and consolidates the financial results of PBF LLC and its subsidiaries. PBF Logistics GP LLC (“PBFX GP”) is a wholly owned subsidiary of PBF LLC and the general partner of PBF Logistics LP (“PBFX”), which is an affiliate of PBF Holding. PBF Holding, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This combined Quarterly Report on Form 10-Q contains certain “forward-looking statements” of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates” or similar expressions that relate to our strategy, plans, intentions, expectations, or projections. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our strategies, objectives, intentions, resources, and expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, and elsewhere in this Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2025 of PBF Holding and PBF Finance, which we refer to as our 2025 Annual Report on Form 10-K, and in our other filings with the United States Securities and Exchange Commission (“SEC”). All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•supply, demand, prices, and other market conditions for our products or crude oil, including volatility in commodity prices or constraints arising from federal, state, or local governmental actions (including restrictions or an outright ban on certain or all product exports) or environmental and/or social activists that reduce crude oil production or availability in the regions in which we operate our pipelines and facilities;
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
•the risk and uncertainties associated with the fire on February 1, 2025 at our Martinez refinery (the “Martinez refinery fire”), including the safe completion of the scheduled hydrocracker complex turnaround, the anticipated amount and timing of the remaining insurance recoveries related to the Martinez refinery fire, and the results and consequences of any governmental and regulatory investigations related to the Martinez refinery fire;
•the risk and uncertainties associated with operational disruptions at any of our refineries, such as the fire on May 8, 2026 at our Chalmette refinery, which potentially include property damage, equipment outages due to the timing of repairs, potential reductions in throughput, and the results and consequences of any governmental and regulatory investigations or legal proceedings related thereto;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in millions)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,510.6	$503.0
Accounts receivable	2,024.4	1,120.1
Accounts receivable - affiliate	49.2	49.4
Inventories	3,215.1	2,563.1
Prepaid and other current assets	196.9	183.9
Total current assets	7,996.2	4,419.5
Property, plant and equipment (net of accumulated depreciation of $2,220.4 and $2,037.3, respectively)	5,467.4	4,810.4
Lease right of use assets - third party	588.9	758.1
Lease right of use assets - affiliate	152.2	257.3
Deferred charges and other assets, net	1,590.4	1,461.0
Total assets	$15,795.1	$11,706.3
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$772.2	$794.4
Accounts payable - affiliate	139.8	78.3
Accrued expenses	3,574.0	2,614.2
Current operating lease liabilities - third party	163.0	184.2
Current operating lease liabilities - affiliate	60.1	141.2
Deferred revenue	32.0	20.8
Total current liabilities	4,741.1	3,833.1
Long-term debt	1,613.0	2,148.3
Deferred tax liabilities	9.4	21.1
Long-term operating lease liabilities - third party	399.0	541.4
Long-term operating lease liabilities - affiliate	90.2	114.7
Long-term financing lease liabilities - third party	16.1	25.8
Other long-term liabilities	443.7	248.8
Total liabilities	7,312.5	6,933.2
Commitments and contingencies (Note 6)
Equity:
PBF Holding Company LLC equity
Member’s equity	4,678.3	4,082.5
Retained earnings	3,781.1	667.8
Accumulated other comprehensive income	10.5	10.0
Total PBF Holding Company LLC equity	8,469.9	4,760.3
Noncontrolling interest	12.7	12.8
Total equity	8,482.6	4,773.1
Total liabilities and equity	$15,795.1	$11,706.3
See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$12,127.7	$7,641.6	$31,703.8	$22,164.3
Cost and expenses:
Cost of products and other	9,190.2	6,920.5	25,840.0	20,411.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	662.8	589.2	1,970.0	1,903.0
Depreciation and amortization expense	158.1	149.5	456.0	456.9
Cost of sales	10,011.1	7,659.2	28,266.0	22,771.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	125.0	71.7	358.3	216.9
Depreciation and amortization expense	2.6	2.1	7.0	6.3
Gain on insurance recoveries, net	—	(250.0)	(356.5)	(439.0)
Loss (gain) on sale of assets	0.7	—	1.0	(0.2)
Total cost and expenses	10,139.4	7,483.0	28,275.8	22,555.3
Income (loss) from operations	1,988.3	158.6	3,428.0	(391.0)
Other income (expense):
Interest expense (net of interest income of $15.8, $3.5, $26.5, and $11.2, respectively)	(27.6)	(55.5)	(112.6)	(145.4)
Unrealized loss on 2032 Exchangeable Notes derivatives	(29.9)	—	(29.9)	—
Loss on extinguishment of debt	(28.0)	—	(30.2)	—
Other non-service components of net periodic benefit cost	1.4	0.4	3.7	1.0
Income (loss) before income taxes	1,904.2	103.5	3,259.0	(535.4)
Income tax (benefit) expense	(1.8)	0.8	(10.6)	0.8
Net income (loss)	1,906.0	102.7	3,269.6	(536.2)
Less: net income (loss) attributable to noncontrolling interest	—	—	(0.1)	—
Net income (loss) attributable to PBF Holding Company LLC	$1,906.0	$102.7	$3,269.7	$(536.2)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,906.0	$102.7	$3,269.6	$(536.2)
Other comprehensive income (loss):
Unrealized (loss) gain on available for sale securities	(0.8)	0.3	(0.7)	1.1
Net gain on pension and other post-retirement benefits	0.1	0.2	1.2	0.4
Total other comprehensive income (loss)	(0.7)	0.5	0.5	1.5
Comprehensive income (loss)	1,905.3	103.2	3,270.1	(534.7)
Less: comprehensive income (loss) attributable to noncontrolling interest	—	—	(0.1)	—
Comprehensive income (loss) attributable to PBF Holding Company LLC	$1,905.3	$103.2	$3,270.2	$(534.7)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, June 30, 2026	$4,224.4	$11.2	$1,995.0	$12.7	$6,243.3
Member distributions	—	—	(119.9)	—	(119.9)
Capital contributions from PBF LLC	59.0	—	—	—	59.0
Contributions of assets from PBF LLC	388.4	—	—	—	388.4
Stock-based compensation expense	6.5	—	—	—	6.5
Comprehensive income (loss)	—	(0.7)	1,906.0	—	1,905.3
Balance, September 30, 2026	$4,678.3	$10.5	$3,781.1	$12.7	$8,482.6

Balance at June 30, 2025	$3,697.4	$(12.3)	$582.3	$12.7	$4,280.1
Member distributions	—	—	(3.8)	—	(3.8)
Capital contributions from PBF LLC	271.4	—	—	—	271.4
Stock-based compensation expense	6.6	—	—	—	6.6
Comprehensive income	—	0.5	102.7	—	103.2
Balance, September 30, 2025	$3,975.4	$(11.8)	$681.2	$12.7	$4,657.5
See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (continued)
(unaudited, in millions)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity

Balance, December 31, 2025	$4,082.5	$10.0	$667.8	$12.8	$4,773.1
Member distributions	—	—	(156.4)	—	(156.4)
Capital contributions from PBF LLC	186.0	—	—	—	186.0
Contributions of assets from PBF LLC	388.4	—	—	—	388.4
Stock-based compensation expense	21.4	—	—	—	21.4
Comprehensive income (loss)	—	0.5	3,269.7	(0.1)	3,270.1
Balance, September 30, 2026	$4,678.3	$10.5	$3,781.1	$12.7	$8,482.6

Balance, December 31, 2024	$3,570.2	$(13.3)	$1,422.3	$12.7	$4,991.9
Member distributions	—	—	(204.9)	—	(204.9)
Capital contributions from PBF LLC	381.4	—	—	—	381.4
Stock-based compensation expense	23.8	—	—	—	23.8
Comprehensive income (loss)	—	1.5	(536.2)	—	(534.7)
Balance, September 30, 2025	$3,975.4	$(11.8)	$681.2	$12.7	$4,657.5
See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$3,269.6	$(536.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	477.9	476.6
Stock-based compensation expense	25.2	29.8
Deferred income taxes	(11.7)	—
Non-cash lower of cost or market inventory adjustment	(313.0)	—
Unrealized loss on 2032 Exchangeable Notes derivatives	29.9	—
Loss on extinguishment of debt	30.2	—
Pension and other post-retirement benefit costs	39.9	39.3
Gain on insurance recoveries, net	(356.5)	(439.0)
Insurance proceeds	102.9	118.0
Loss (gain) on sale of assets	1.0	(0.2)

Changes in operating assets and liabilities:
Accounts receivable	(904.3)	70.7
Due to/from affiliates	61.7	(55.0)
Inventories	(339.0)	(147.4)
Prepaid and other current assets	(13.0)	(34.4)
Accounts payable	29.3	68.1
Accrued expenses	981.1	(98.7)
Deferred revenue	11.2	(15.1)
Other assets and liabilities	(51.8)	(52.4)
Net cash provided by (used in) operating activities	$3,070.6	$(575.9)

Cash flows from investing activities:
Expenditures for property, plant, and equipment	(590.0)	(401.7)
Expenditures for deferred turnaround costs	(305.2)	(296.6)
Expenditures for other assets	(38.6)	(52.0)
Insurance proceeds	253.6	132.0
Net cash used in investing activities	$(680.2)	$(618.3)

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Contributions from PBF LLC	$186.0	$381.4
Distributions to members	(156.3)	(204.9)
Proceeds from 2034 7.25% Senior Notes	500.0	—
Redemption of 2028 6.00% Senior Notes	(801.6)	—
Redemption of 2030 7.875% Senior Notes	(519.7)	—
Proceeds from 2030 9.875% Senior Notes	—	788.5
Proceeds from issuance of 2032 Exchangeable Notes	550.0	—
Proceeds from revolver borrowings	1,100.0	3,075.0
Repayments of revolver borrowings	(1,200.0)	(2,925.0)
Payments on financing leases	(9.1)	(8.4)
Proceeds from insurance premium financing	158.7	99.4
Payments of insurance premium financing	(122.2)	(69.1)
Payment for 2032 Exchangeable Notes capped call	(27.7)	—
Deferred financing costs and other, net	(40.9)	(12.7)
Net cash (used in) provided by financing activities	$(382.8)	$1,124.2

Net change in cash and cash equivalents	2,007.6	(70.0)
Cash and cash equivalents, beginning of period	503.0	515.2
Cash and cash equivalents, end of period	$2,510.6	$445.2

Supplemental cash flow disclosures
Non-cash activities:
Accrued and unpaid capital expenditures	$109.3	$119.7
Assets acquired or remeasured under operating and financing leases	193.5	107.3
Hydrogen plants contributed by PBF LLC	388.4	—
Cash paid during the period for:
Interest (net of capitalized interest of $36.5 and $19.0 in 2026 and 2025, respectively)	$155.5	$145.0
Income taxes	0.8	0.4

See notes to condensed consolidated financial statements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Holding Company LLC (“PBF Holding”), a Delaware limited liability company, and PBF Finance Corporation (“PBF Finance”), a wholly owned subsidiary of PBF Holding, together with the Company’s consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Holding is a wholly owned subsidiary of PBF Energy Company LLC (“PBF LLC”). PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of, an equity interest representing approximately 99.3% of the outstanding economic interest in PBF LLC as of September 30, 2026. PBF Investments LLC, Toledo Refining Company LLC, Paulsboro Refining Company LLC, Delaware City Refining Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), PBF Energy Western Region LLC, Torrance Refining Company LLC (“Torrance Refining”), Torrance Logistics Company LLC, and Martinez Refining Company LLC (“MRC”) are PBF LLC’s principal operating subsidiaries and are all wholly owned subsidiaries of PBF Holding. Collectively, PBF Holding and its consolidated subsidiaries are referred to hereinafter as the “Company” unless the context otherwise requires.
PBF Logistics GP LLC (“PBFX GP”) serves as the general partner of PBF Logistics LP (“PBFX”). PBFX GP is wholly owned by PBF LLC. St. Bernard Renewables LLC (“SBR”), is a jointly held investment between PBF LLC and Enilive US Inc. (f/k/a Eni Sustainable Mobility US Inc.), a controlled subsidiary of Eni S.p.A. In a series of transactions, PBF Holding has distributed certain assets to PBF LLC, which in turn contributed those assets to PBFX and SBR.
Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim Condensed Consolidated Financial Statements should be read in conjunction with the PBF Holding and PBF Finance financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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
Hydrogen Plants Asset Purchase
On September 9, 2026, PBF LLC closed on an agreement with Air Products West Coast Hydrogen LLC (“Air Products”) to acquire two hydrogen production plants located at the Torrance refinery (the “Hydrogen Plants Asset Purchase”) that were previously subject to operating lease arrangements. Upon closing, PBF LLC became the owner of the hydrogen plants, which, following a transition period with Air Products, will be operated by its subsidiary, Torrance Refining.
As a result of the Hydrogen Plants Asset Purchase, PBF LLC contributed the hydrogen production plants to the Company, which recognized property, plant and equipment of approximately $388.4 million and derecognized the associated operating lease liability and related right-of-use asset of approximately $139.7 million and $140.2 million, respectively.
Martinez Refinery Fire
On February 1, 2025, a fire occurred at the Company’s Martinez refinery, which is owned and operated by its subsidiary, MRC, while the Martinez refinery was in the preliminary stages of its previously announced turnaround (the “Martinez refinery fire”). As a result, the Martinez refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the Martinez refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations regarding the Martinez refinery fire are being conducted by various regulatory agencies, including the California Department of Industrial Relations - the Division of Occupational Safety and Health, the Bay Area Air District, Contra Costa County, the Department of Justice (“DOJ”), the United States Attorney’s Office (“USAO”), and the Environmental Protection Agency (“EPA”). There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
During the nine months ended September 30, 2026, the Company received $356.5 million of unallocated insurance proceeds, which were recognized as a Gain on insurance recoveries on the Condensed Consolidated Statements of Operations. No such proceeds were received during the three months ended September 30, 2026.
During the three months ended June 30, 2025, the Company received unallocated insurance proceeds totaling $250.0 million, net of deductibles and retentions. Although no cash was received during the three months ended September 30, 2025, the Company received notice that its insurers had agreed to pay a second unallocated installment of insurance proceeds totaling $250.0 million. This amount was included in Accounts receivable on the Condensed Consolidated Balance Sheets and was substantially collected at the beginning of the fourth quarter of 2025. As a result, for the three and nine months ended September 30, 2025, the Company recognized a Gain on insurance recoveries of $250.0 million and $439.0 million, respectively, on the Condensed Consolidated Statements of Operations. The nine-month amount was net of the $61.0 million receivable recorded at March 31, 2025.
Since the date of the Martinez refinery fire, the Company has received cumulative insurance proceeds, net of deductibles and retentions, of $1.25 billion.
In addition, during the nine months ended September 30, 2026, the Company incurred $34.2 million in operating expenses directly related to the fire response, recovery, and cleanup efforts, as well as certain costs associated with the restart of the Martinez refinery. No such expenses were incurred during the three months ended September 30, 2026, compared to $14.6 million and $123.1 million incurred during the three and nine months ended September 30, 2025, respectively. Certain of these expenses may be recoverable through the Company’s insurance claim process and will be recorded as a gain in the period in which receipt of the insurance proceeds is deemed probable.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. INVENTORIES
Inventories consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Crude oil and feedstocks	$1,601.0	$1,438.0
Refined products and blendstocks	1,423.5	1,260.5
Warehouse stock and other	190.6	177.6
	3,215.1	2,876.1
Lower of cost or market adjustment	—	(313.0)
Total inventories	$3,215.1	$2,563.1
At September 30, 2026, the replacement cost of inventories exceeded their carrying value under the last-in, first-out (“LIFO”) method by approximately $1.6 billion. During the nine months ended September 30, 2026, the Company reversed the $313.0 million lower of cost or market (“LCM”) inventory reserve recorded at December 31, 2025, increasing income from operations by $313.0 million and resulting in no LCM inventory reserve at September 30, 2026.
An actual valuation of inventories valued under the LIFO method is made at the end of each year based on inventory levels and costs at that time. During the year ended December 31, 2025, the Company recorded a pre-tax charge related to a LIFO layer decrement of $5.4 million in the Refining segment, primarily associated with the Martinez refinery.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. ACCRUED EXPENSES
Accrued expenses consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Inventory-related accruals	$2,378.3	$1,351.5
Renewable energy credit and emissions obligations (a)	486.5	574.8
Excise and sales tax payable	151.1	92.7
Accrued transportation costs	126.6	136.6
Accrued salaries and benefits	116.8	59.4
Accrued capital expenditures	68.0	126.1
Accrued refinery maintenance and support costs	59.9	56.7
Accrued utilities	59.0	82.6
Accrued interest	15.8	53.8
Current finance lease liabilities	12.8	12.2
Environmental liabilities	9.4	9.1
Other	89.8	58.7
Total accrued expenses	$3,574.0	$2,614.2
__________________________
(a) The Company is subject to obligations to acquire Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuel Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the EPA. To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid and other current assets when the amount of RINs earned and purchased is greater than the RINs liability. In addition, the Company is subject to obligations to comply with federal and state legislative and regulatory measures, including regulations in the state of California pursuant to Assembly Bill 32 (“AB 32”), to address environmental compliance and greenhouse gas and other emissions. These requirements include incremental costs to operate, acquire renewable energy credits, and maintain the Company’s facilities as well as to implement and manage new emission controls and programs. Renewable energy credit and emissions obligations fluctuate with the volume of applicable product sales and timing of credit purchases. From time to time, the Company enters into forward purchase commitments in order to acquire its renewable energy and emissions credits at fixed prices. The Company’s RINs obligation will be settled in accordance with established regulatory deadlines. The majority of the Company’s current AB 32 liability relates to the ongoing triennial compliance period through 2026, for which the Company intends to defer settlement of the full compliance obligation until 2029 pursuant to recent amendments to California’s Cap-and-Invest Program regulations.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. CREDIT FACILITIES AND DEBT
Debt outstanding consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
9.875% senior unsecured notes due 2030 (“2030 9.875% Senior Notes”) (1)	$800.0	$800.0
0.00% exchangeable unsecured senior notes due 2032 (“2032 Exchangeable Notes”)	550.0	—
7.25% senior unsecured notes due 2034 (“2034 7.25% Senior Notes”)	500.0	—
7.875% senior unsecured notes due 2030 (“2030 7.875% Senior Notes”)	—	500.0
6.00% senior unsecured notes due 2028 (“2028 6.00% Senior Notes”)	—	801.6
Revolving Credit Facility	—	100.0
	1,850.0	2,201.6
Unamortized deferred financing costs	(63.0)	(41.0)
Unamortized discount	(174.0)	(12.3)
Long-term debt	$1,613.0	$2,148.3
(1) On October 26, 2026, the Company fully redeemed all of the $800.0 million in aggregate principal amount outstanding of its 2030 9.875% Senior Notes, including incurred but unpaid interest. Refer to “Note 11 - Subsequent Events” for more details.
2032 Exchangeable Notes
On September 17, 2026, the Company entered into an indenture (the “2032 Exchangeable Notes Indenture”) by and among PBF Holding and PBF Holding’s wholly owned subsidiary, PBF Finance (together with PBF Holding, the “Issuers”), PBF Energy, the guarantors named therein (collectively the “Guarantors”), and U.S. Bank Trust Company, National Association, as trustee, under which the Issuers issued $550.0 million in aggregate principal amount of 2032 Exchangeable Notes. The Issuers received net proceeds of approximately $533.2 million from the 2032 Exchangeable Notes offering, after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. The Issuers used $27.7 million of the net proceeds to pay the cost of the capped call transactions described below and used the remaining proceeds, together with available cash, to fully repay all of the outstanding 2030 7.875% Senior Notes.
The 2032 Exchangeable Notes do not bear regular interest, and the principal amount of the 2032 Exchangeable Notes will not accrete. The Issuers will pay special interest, if any, at a rate per annum not exceeding 0.50% under certain circumstances specified in the 2032 Exchangeable Notes Indenture. The 2032 Exchangeable Notes will mature on January 15, 2032, unless earlier exchanged, repurchased or redeemed.
The 2032 Exchangeable Notes are exchangeable by the holders thereof prior to October 15, 2031 under certain specified circumstances and, on or after October 15, 2031, may be exchanged at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The initial exchange rate is 10.3306 shares of PBF Energy Class A common stock, per $1,000 principal amount of 2032 Exchangeable Notes, equivalent to an initial exchange price of approximately $96.80 per share of PBF Energy’s Class A common stock, which is subject to adjustment under certain circumstances. Upon exchange, the 2032 Exchangeable Notes will be settled in cash up to the aggregate principal amount of the notes being exchanged and, in respect of the Issuers’ exchange obligations in excess of the aggregate principal amount, if any, in cash, PBF Energy’s Class A common stock or a combination thereof, at the election of the Issuers.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The 2032 Exchangeable Notes are not redeemable prior to January 20, 2030, except when the aggregate outstanding principal amount of the 2032 Exchangeable Notes is less than 10% of the aggregate principal amount initially issued under the 2032 Exchangeable Notes Indenture. On or after January 20, 2030, and prior to the 31st scheduled trading day immediately preceding the maturity date, the 2032 Exchangeable Notes will be redeemable, in whole at the Issuers’ option, but only if the last reported sale price per share of the PBF Energy’s Class A common stock exceeds 130% of the exchange price for a specified period of time and certain other conditions specified in the 2032 Exchangeable Notes Indenture are satisfied. If certain corporate events constituting a Fundamental Change (as defined in the 2032 Exchangeable Notes Indenture) occur, holders may require the Issuers to repurchase all or a portion of their 2032 Exchangeable Notes for cash at a repurchase price equal to 100% of the principal amount of the 2032 Exchangeable Notes to be repurchased, plus accrued and unpaid special interest, if any.
The 2032 Exchangeable Notes Indenture contains customary covenants and events of default, including non-payment of principal or special interest when due. Upon such an event of default, the 2032 Exchangeable Notes may be declared immediately due and payable. The 2032 Exchangeable Notes Indenture also sets forth certain bankruptcy or insolvency events of default involving the Issuers and PBF Energy, after which the 2032 Exchangeable Notes become automatically due and payable.
The 2032 Exchangeable Notes are guaranteed on a senior unsecured basis by certain of PBF Holding’s subsidiaries. The 2032 Exchangeable Notes and the guarantees are senior unsecured obligations of the Issuers and the guarantors thereunder and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the PBF Holding’s asset-based revolving credit facility (the “Revolving Credit Facility”), and the Issuers’ outstanding 2034 7.25% Senior Notes. The 2032 Exchangeable Notes and the guarantees are effectively subordinated to the Issuers’ and the Guarantors’ existing or future secured indebtedness to the extent of the value of the collateral securing such indebtedness and are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ non-guarantor subsidiaries.
The exchange feature embedded in the 2032 Exchangeable Notes meets the definition of a derivative and requires bifurcation from the debt-like host contract under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The total proceeds received were first allocated to the fair value of the derivative liability, and the remaining proceeds were allocated to the host instrument. The resulting debt discount is amortized to interest expense over the term of the 2032 Exchangeable Notes using the effective interest method at an effective interest rate of approximately 7.0%. The derivative liability is measured at fair value, with changes in fair value recorded in the Condensed Consolidated Statements of Operations. Refer to “Note 9 - Fair Value Measurements” for further information.
Registration Rights Agreement
In connection with the issuance and sale of the 2032 Exchangeable Notes, the Company and PBF Energy entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers under which PBF Energy agreed for the benefit of the holders of the 2032 Exchangeable Notes and the shares of PBF Energy’s Class A common stock, if any, issuable or deliverable upon the exchange of the 2032 Exchangeable Notes that it will, at its cost, file a shelf registration statement or a resale prospectus supplement to an effective shelf registration statement with the Securities Exchange Commission, covering resales of the shares of PBF Energy’s Class A common stock, if any, issuable or deliverable upon exchange of the 2032 Exchangeable Notes, on or prior to December 31, 2026.
If the Company does not fulfill certain of their obligations under the Registration Rights Agreement, it will be required to pay special interest to holders of the 2032 Exchangeable Notes, at a rate of 0.25% per annum to and including the 90th day following such registration default, and 0.50% per annum thereafter.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Capped Call Transactions
In connection with the issuance of the 2032 Exchangeable Notes, the Issuers and PBF Energy entered into capped call transactions with certain of the initial purchasers of the 2032 Exchangeable Notes or their respective affiliates and certain other financial institutions. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2032 Exchangeable Notes, the number of shares of Class A common stock initially underlying the 2032 Exchangeable Notes. The capped call transactions are expected generally to reduce potential dilution to the Class A common stock upon exchange of the 2032 Exchangeable Notes and/or offset certain cash payments the Issuers may be required to make in excess of the principal amount of exchanged 2032 Exchangeable Notes, in each case subject to a cap. The capped call transactions meet the definition of derivative under ASC 815 and are recorded as derivative assets and measured at fair value, with changes in fair value recorded in the Condensed Consolidated Statements of Operations. Refer to “Note 9 - Fair Value Measurements” for further information.
The capped call transactions have an initial strike price of approximately $96.80 per share of PBF Energy’s Class A common stock, subject to certain adjustments, and an initial cap price of approximately $123.20 per share of PBF Energy’s Class A common stock, subject to certain adjustments under the terms of the capped call transactions. Conditions that cause adjustments to the initial cap price mirror conditions that result in corresponding adjustments in the exchange price for the 2032 Exchangeable Notes.
2030 7.875% Senior Notes
On September 24, 2026, the Company redeemed all $500.0 million aggregate principal amount outstanding of its 2030 7.875% Senior Notes. The 2030 7.875% Senior Notes were redeemed at a price equal to 103.938% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The difference between the carrying value of the 2030 7.875% Senior Notes on the date they were redeemed and the amount for which they were redeemed was $26.1 million and was recorded as a loss on extinguishment of debt in the Condensed Consolidated Statements of Operations. The redemption was financed using proceeds from the issuance of the 2032 Exchangeable Notes and available cash.
2034 7.25% Senior Notes
On May 28, 2026, the Issuers and the subsidiary guarantors named therein entered into an indenture (the “2034 7.25% Senior Notes Indenture”) with Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent and Authenticating Agent, under which the Issuers issued $500.0 million in aggregate principal amount of 2034 7.25% Senior Notes. The Issuers received net proceeds of $492.1 million from the offering after deducting the initial purchasers’ discount and offering expenses. The Issuers used the net proceeds and available cash to fully redeem the 2028 6.00% Senior Notes, plus accrued and unpaid interest up to, but excluding, the redemption date of June 25, 2026.
The 2034 7.25% Senior Notes are guaranteed on a senior unsecured basis by certain of PBF Holding’s subsidiaries. The 2034 7.25% Senior Notes and the guarantees are senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior indebtedness, including the Revolving Credit Facility and the Issuers’ outstanding 2032 Exchangeable Notes. The 2034 7.25% Senior Notes and the guarantees rank senior in right of payment to the Issuers’ and the Guarantors’ existing and future indebtedness that is expressly subordinated in right of payment thereto. The 2034 7.25% Senior Notes and the guarantees are effectively subordinated to any of the Issuers’ and the Guarantors’ existing or future secured indebtedness (including the Revolving Credit Facility, as amended and restated from time to time) to the extent of the value of the collateral securing such indebtedness. The 2034 7.25% Senior Notes and the guarantees are structurally subordinated to any existing or future indebtedness and other obligations of the Issuers’ subsidiaries that do not guarantee the 2034 7.25% Senior Notes.

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
PBF Holding Revolving Credit Facility
On September 30, 2026, the Company and certain of its wholly owned subsidiaries, as borrowers or subsidiary guarantors, entered into an amendment and restatement of its existing asset-based revolving credit agreement with Bank of America, National Association as administrative agent, and certain other lenders (the “Revolving Credit Agreement”). The Revolving Credit Agreement amended and restated the previously existing revolving credit agreement dated as of August 23, 2023 (as amended from time to time, the “Prior Credit Agreement”). Among other things, the Revolving Credit Agreement extended the Revolving Credit Facility through September 30, 2031, increased the maximum commitment from $3.5 billion to $4.0 billion, and reduced the commitment fees on the unused portion of the Revolving Credit Facility. The interest rate on advances and the fees for letters of credit are generally consistent with those under the Prior Credit Agreement. The Revolving Credit Facility contains representations, warranties and covenants by PBF Holding and the other borrowers, as well as customary events of default and indemnification obligations that are consistent with those in the Prior Credit Agreement.
As of September 30, 2026, the Company is in compliance with all covenants, including financial covenants, in all its debt agreements.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. RELATED PARTY TRANSACTIONS
Summary of Transactions with PBFX
A summary of the Company’s affiliate transactions with PBFX is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Reimbursements under affiliate agreements:
Services agreement	$2.2	$2.2	$6.5	$6.5
Omnibus agreement	1.5	1.4	4.6	4.4
Total expenses under affiliate agreements	(88.8)	(88.0)	(270.4)	(261.5)
Total reimbursements under the omnibus agreement with PBFX, PBFX GP and PBF LLC are included in General and administrative expenses. Total reimbursements under the operation and management services and secondment agreement with PBFX and expenses under affiliate agreements are included in Cost of products and other in the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $5.2 million and $39.8 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with PBFX as of September 30, 2026 ($5.3 million and $38.9 million, respectively, as of December 31, 2025).
Summary of Transactions with SBR
A summary of the Company’s related party transactions with SBR is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Transactions under commercial agreements:
Sales	$53.9	$10.8	$108.3	$41.1
Purchases	(378.2)	(132.2)	(788.7)	(313.8)
Reimbursements under related party agreements:
Operating agreement	31.1	30.2	133.0	104.6
SBR Omnibus agreement	1.1	1.0	3.0	2.9
Common asset use and servitude agreement	1.9	1.9	5.6	5.9
Total lease expense under related party agreements	—	—	—	(8.1)
Total sales, consisting of refined product sales, and purchases, primarily related to environmental credit and hydrocarbon purchases, under the commercial agreements with SBR are included within Revenues and Cost of products and other, respectively, on the Company’s Condensed Consolidated Statements of Operations.
Additionally, the Condensed Consolidated Balance Sheets include $44.0 million and $100.0 million recorded within Accounts receivable - affiliate and Accounts payable - affiliate, respectively, related to transactions with SBR as of September 30, 2026 ($44.1 million and $39.4 million, respectively, as of December 31, 2025).

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
In connection with the acquisition of the Torrance refinery and related logistics assets, the Company assumed certain pre-existing environmental liabilities. The estimated costs related to these remediation obligations totaled approximately $108.7 million and $108.6 million as of September 30, 2026 and December 31, 2025, respectively, and related primarily to remediation obligations to address existing soil and groundwater contamination and the related monitoring and clean-up activities. Costs related to these obligations are reassessed periodically or when changes to the Company’s remediation approach are identified. The current portion of the environmental liability is recorded in Accrued expenses and the non-current portion is recorded in Other long-term liabilities.
The aggregate environmental liability reflected on the Company’s Condensed Consolidated Balance Sheets was $148.4 million and $149.6 million at September 30, 2026 and December 31, 2025, respectively, of which $139.0 million and $140.5 million, respectively, were classified as Other long-term liabilities. These liabilities include remediation and monitoring costs expected to be incurred over an extended period of time. Estimated liabilities could increase in the future when the results of ongoing investigations become known, are considered probable and can be reasonably estimated.

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
7. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods presented:

	Three Months Ended September 30,
(in millions)	2026	2025
Gasoline and distillates	$10,835.2	$6,713.4
Asphalt and blackoils	557.8	327.3
Feedstocks and other	423.1	379.8
Chemicals	219.7	136.0
Lubricants	91.9	85.1
Total Revenues	$12,127.7	$7,641.6

	Nine Months Ended September 30,
(in millions)	2026	2025
Gasoline and distillates	$28,159.0	$19,424.6
Asphalt and blackoils	1,480.7	980.0
Feedstocks and other	1,201.7	1,117.4
Chemicals	585.7	393.9
Lubricants	276.7	248.4
Total Revenues	$31,703.8	$22,164.3
The majority of the Company’s revenues are generated from the sale of refined products. These revenues are largely based on the current spot (market) prices of the products sold, which represent consideration specifically allocable to the products being sold on a given day, and the Company recognizes those revenues upon delivery and transfer of title to the products to the Company’s customers. The time at which delivery and transfer of title occurs is the point when the Company’s control of the products is transferred to the Company’s customers and when its performance obligation to its customers is fulfilled. Delivery and transfer of title are specifically agreed to between the Company and customers within the contracts. The Company also has contracts which contain fixed pricing, tiered pricing, minimum volume features with makeup periods, or other factors that have not materially been affected by ASC 606, Revenue from Contracts with Customers.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. INCOME TAXES
PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes. Accordingly, there is generally no benefit or expense for federal or state income tax in the PBF Holding financial statements apart from the income tax attributable to the two subsidiaries acquired in connection with the acquisition of Chalmette Refining and the Company’s wholly owned Canadian subsidiary, PBF Energy Limited, which are treated as C-Corporations for income tax purposes, with the tax provision calculated based on the effective tax rate for the periods presented.
The income tax provision in the PBF Holding Condensed Consolidated Statements of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Current income tax expense	$0.5	$0.3	$1.1	$0.8
Deferred income tax (benefit) expense	(2.3)	0.5	(11.7)	—
Total income tax (benefit) expense	$(1.8)	$0.8	$(10.6)	$0.8

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2026 and December 31, 2025.
The Company has elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. The Company may be required to post margin collateral or reclaim cash collateral from derivative counterparties based on contractual terms. At September 30, 2026 and December 31, 2025, the Company had the right to receive cash collateral posted against its derivative positions of $7.6 million and $5.7 million, respectively. Cash collateral related to derivative contracts is recorded net on the Condensed Consolidated Balance Sheets. The Company has no derivative contracts that are subject to master netting arrangements that are reflected gross on the Condensed Consolidated Balance Sheets.

	As of September 30, 2026
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$5.3	$—	$—	$5.3	N/A	$5.3
Commodity contracts	180.3	2.1	6.2	188.6	(188.6)	—
Capped call associated with the 2032 Exchangeable Notes	—	—	29.0	29.0	—	29.0
Liabilities:
Commodity contracts	174.6	8.7	25.3	208.6	(188.6)	20.0
Renewable energy credit and emissions obligations	—	486.5	—	486.5	—	486.5
Exchangeable feature associated with the 2032 Exchangeable Notes	—	—	197.6	197.6	—	197.6

	As of December 31, 2025
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
(in millions)	Level 1	Level 2	Level 3
Assets:
Money market funds	$5.2	$—	$—	$5.2	N/A	$5.2
Commodity contracts	8.2	11.9	—	20.1	(9.7)	10.4
Liabilities:
Commodity contracts	9.6	0.1	—	9.7	(9.7)	—
Renewable energy credit and emissions obligations	—	574.8	—	574.8	—	574.8

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
•The fair value of the embedded exchangeable feature at issuance of the 2032 Exchangeable Notes was estimated based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The fair value of the derivative liability was determined using the Black-Scholes model.
•The fair value of the capped call associated with the 2032 Exchangeable Senior notes is based on significant inputs not observable in the market, provided by third-party valuations obtained from the financial institutions that are counterparties to the capped call transactions. The capped call is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs in the valuations.
•When applicable, commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap and/or option contracts that relate to forecasted purchases of various commodities for which quoted forward market prices are not readily available. The forward prices used to value these swaps and/or options are derived using broker quotes, prices from other third-party sources, and other available market based data.
Non-qualified pension plan assets are measured at fair value using a market approach based on published net asset values of mutual funds as a practical expedient. As of September 30, 2026 and December 31, 2025, $19.1 million and $18.6 million, respectively, were included within Deferred charges and other assets, net for these non-qualified pension plan assets.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the embedded conversion feature of the 2032 Exchangeable Notes was determined using the Black-Scholes model. The model incorporates the following key inputs and assumptions:

September 30, 2026
Maturity date	1/15/2032
Share price	$76.96
Exchange price	$96.80
Expected volatility	53.0%
Credit spread	2.5%
Stock borrow cost	0.5%
Dividends (per annum)	$1.10
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily includes the capped call and exchangeable features associated with the 2032 Exchangeable Notes for the three and nine months ended September 30, 2026:

(in millions)	Embedded Derivative Liability (1)	Capped Call Derivative Asset
Initial fair value of derivative at issuance	$166.4	$27.7
Change in fair value	31.2	1.3
Balance at end of period	$197.6	$29.0
__________________________
(1) Represents non-cash activity.
The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy, which primarily relates to the change in unrealized earnings related to options for the three and nine months ended September 30, 2026:

(in millions)	Level 3 Commodity Contracts
Balance at beginning of period	$—
Unrealized loss included in earnings	19.1
Balance at end of period	$19.1
There were no transfers between levels during the three and nine months ended September 30, 2026 or September 30, 2025.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Fair value of debt
The table below summarizes the carrying value and fair value of debt as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(in millions)	Carrying value	Fair value	Carrying value	Fair value
2030 9.875% Senior Notes (a) (b)	$800.0	$848.9	$800.0	$824.3
2032 Exchangeable Notes (a)	550.0	572.8	—	—
2034 7.25% Senior Notes (a)	500.0	495.7	—	—
2030 7.875% Senior Notes (a) (b)	—	—	500.0	481.3
2028 6.00% Senior Notes (a) (b)	—	—	801.6	794.6
Revolving Credit Facility (c)	—	—	100.0	100.0
	1,850.0	1,917.4	2,201.6	2,200.2
Less - Unamortized deferred financing costs	(63.0)	N/A	(41.0)	N/A
Unamortized discount	(174.0)	N/A	(12.3)	N/A
Long-term debt	$1,613.0	$1,917.4	$2,148.3	$2,200.2
______________________
(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the outstanding senior notes.
(b) As discussed in “Note 4 - Credit Facilities and Debt”, the 2028 6.00% Senior Notes and the 2030 7.875% Senior Notes were fully redeemed as of September 30, 2026. Additionally, the 2030 9.875% Senior Notes were fully redeemed on October 26, 2026.
(c) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company primarily enters into economic hedges mainly consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. As of September 30, 2026, there were 26,686,000 barrels of crude oil and 12,431,860 barrels of refined products (5,889,000 and 4,037,000, respectively, as of December 31, 2025), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.
The Company also uses derivative instruments to mitigate the risk associated with the price of credits needed to comply with various governmental and regulatory environmental compliance programs. For such contracts that represent derivatives, the Company elects the normal purchase normal sale exception under ASC 815, and therefore does not record them at fair value.
The following tables provide information regarding the fair values of derivative instruments as of September 30, 2026 and December 31, 2025, and the line items on the Condensed Consolidated Balance Sheets in which fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
		(in millions)
Derivatives not designated as hedging instruments:
September 30, 2026:
Commodity contracts	Accounts receivable	$5.7
Commodity contracts	Accounts payable	$(25.7)
Capped call associated with the 2032 Exchangeable Notes	Deferred charges and other assets	$29.0
Exchangeable feature associated with the 2032 Exchangeable Notes	Other long-term liabilities	$(197.6)
December 31, 2025:
Commodity contracts	Accounts receivable	$10.4

PBF HOLDING COMPANY LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides information regarding gains or losses recognized in income on derivative instruments and the line items on the Condensed Consolidated Statements of Operations in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
		(in millions)
Derivatives not designated as hedging instruments:
For the three months ended September 30, 2026:
Commodity contracts	Cost of products and other	$(85.0)
Capped call associated with the 2032 Exchangeable Notes	Unrealized loss on 2032 Exchangeable Notes derivatives	$1.3
Exchangeable feature associated with the 2032 Exchangeable Notes	Unrealized loss on 2032 Exchangeable Notes derivatives	$(31.2)
For the three months ended September 30, 2025:
Commodity contracts	Cost of products and other	$(2.2)
For the nine months ended September 30, 2026:
Commodity contracts	Cost of products and other	$(304.6)
Capped call associated with the 2032 Exchangeable Notes	Unrealized loss on 2032 Exchangeable Notes derivatives	$1.3
Exchangeable feature associated with the 2032 Exchangeable Notes	Unrealized loss on 2032 Exchangeable Notes derivatives	$(31.2)
For the nine months ended September 30, 2025:
Commodity contracts	Cost of products and other	$5.1
There were no fair value hedges for the three and nine months ended September 30, 2026 or 2025.
11. SUBSEQUENT EVENTS
Dividend Declared
On October 29, 2026, PBF Energy, PBF Holding’s indirect parent, announced a dividend of $0.325 per share on its outstanding Class A common stock. The dividend is payable on November 24, 2026 to PBF Energy’s Class A common stockholders of record at the close of business on November 12, 2026. The Company may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend.
Redemption of 2030 9.875% Senior Notes
On October 26, 2026, PBF Holding redeemed all $800.0 million in aggregate principal amount of its outstanding 2030 9.875% Senior Notes at a redemption price equal to 106.67% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price of the 2030 9.875% Senior Notes redeemed was approximately $853.4 million, plus accrued and unpaid interest, and was funded using cash on hand as of September 30, 2026. The difference between the carrying value of the 2030 9.875% Senior Notes on the day they were redeemed and the amount for which they were redeemed was $70.4 million and will be recorded as a Loss on extinguishment of debt in the Consolidated Statements of Operations in the fourth quarter of 2026.

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
_________________________

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
We are a wholly owned subsidiary of PBF LLC and an indirect subsidiary of PBF Energy. PBF Finance is a wholly owned subsidiary of PBF Holding. We are the parent company for PBF LLC’s refinery operating subsidiaries.
PBF Logistics LP Transactions
PBFX GP serves as the general partner of PBFX. PBFX is an affiliate of ours. PBFX, an indirect wholly owned subsidiary of PBF Energy and PBF LLC, owns or leases, operates, develops, and acquires crude oil and refined products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storage and transferring of crude oil, refined products, natural gas, and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries, as well as for third-party customers. The majority of PBFX’s revenues are derived from long-term, fee-based commercial agreements with us, which include minimum volume commitments, for receiving, handling, storing, and transferring crude oil, refined products, and natural gas. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by us to PBFX. From time to time, we have distributed to PBF LLC, which in turn contributed to PBFX, certain assets.
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

Recent Developments
Redemption of 2030 9.875% Senior Notes
On October 26, 2026, we redeemed all $800.0 million in aggregate principal amount of our outstanding 9.875% senior unsecured notes due 2030 (“2030 9.875% Senior Notes”) at a redemption price equal to 106.67% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price of the 2030 9.875% Senior Notes redeemed was approximately $853.4 million, plus accrued and unpaid interest, and was funded using cash on hand.
PBF Holding Revolving Credit Facility
On September 30, 2026, we amended and restated our existing asset-based revolving credit agreement (the “Revolving Credit Agreement”), extending the maturity of our asset-based revolving credit facility (the “Revolving Credit Facility”) through September 30, 2031 and increasing the maximum commitment from $3.5 billion to $4.0 billion. Refer to “Note 4 - Credit Facilities and Debt”, “Factors Affecting Comparability Between Periods”, and “Liquidity and Capital Resources” for further information.
2032 0.00% Exchangeable Notes and Redemption of 2030 7.875% Senior Notes
On September 17, 2026, we issued $550.0 million aggregate principal amount of 0.00% exchangeable unsecured senior notes due 2032 (the “2032 Exchangeable Notes”). The proceeds from the offering, together with available cash, were used in part to redeem all of our $500.0 million outstanding 7.875% senior unsecured notes due 2030 (the “2030 7.875% Senior Notes”). Refer to “Note 4 - Credit Facilities and Debt”, “Factors Affecting Comparability Between Periods”, and “Liquidity and Capital Resources” for further information.
Hydrogen Plants Asset Purchase
On September 9, 2026, PBF LLC closed on an agreement with Air Products West Coast Hydrogen LLC (“Air Products”) to acquire two hydrogen production plants located at the Torrance refinery (the “Hydrogen Plants Asset Purchase”) that were previously subject to operating lease arrangements. Upon closing, PBF LLC became the owner of the hydrogen plants, which, following a transition period with Air Products, will be operated by its subsidiary, Torrance Refining Company LLC (“Torrance Refining”). Refer to “Note 1 - Description of the Business and Basis of Presentation”, “Factors Affecting Comparability Between Periods”, and “Liquidity and Capital Resources” for further information.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, the understanding of which will aid in assessing the comparability of our period to period financial performance and financial condition.
Debt and Credit Facilities
PBF Holding Revolving Credit Facility
On September 30, 2026, we entered into an amendment and restatement of the Revolving Credit Agreement, which amended and restated the previously existing revolving credit agreement dated as of August 23, 2023 (as amended from time to time, the “Prior Credit Agreement”). Among other things, the Revolving Credit Agreement extended the maturity of the Revolving Credit Facility through September 30, 2031, increased the maximum commitment from $3.5 billion to $4.0 billion, and reduced the commitment fees on the unused portion of the Revolving Credit Facility. The interest rate on advances and the fees for letters of credit are generally consistent with those under the Prior Credit Agreement. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2026, compared with $100.0 million as of December 31, 2025.
Senior Notes
2032 Exchangeable Notes
On September 17, 2026, we issued $550.0 million aggregate principal amount of the 2032 Exchangeable Notes. Net proceeds from the offering were approximately $533.2 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. We used $27.7 million of the net proceeds to pay the cost of the capped call transactions described in “Note 4 - Credit Facilities and Debt”, and used the remaining proceeds, together with available cash, to fully repay all of the outstanding 2030 7.875% Senior Notes.
2030 7.875% Senior Notes
On September 24, 2026, we redeemed all $500.0 million in aggregate principal amount of the outstanding 2030 7.875% Senior Notes at a redemption price equal to 103.938% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date of September 24, 2026. The aggregate redemption price of the 2030 7.875% Senior Notes was approximately $519.7 million, plus accrued and unpaid interest. The difference between the carrying value of the 2030 7.875% Senior Notes on the date they were redeemed and the amount for which they were redeemed was $26.1 million and was recorded as a loss on extinguishment of debt in the Condensed Consolidated Statements of Operations.
2034 7.25% Senior Notes
On May 28, 2026, we issued $500.0 million aggregate principal amount of the 7.25% senior unsecured notes due 2034 (the “2034 7.25% Senior Notes”). Net proceeds from the offering were $492.1 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds from the offering and available cash to fully redeem the 6.00% senior unsecured notes due 2028 (the “2028 6.00% Senior Notes”), plus accrued and unpaid interest.

2028 6.00% Senior Notes
On June 25, 2026, we redeemed all of the outstanding 2028 6.00% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price for the 2028 6.00% Senior Notes was approximately $801.6 million plus accrued and unpaid interest. The difference between the carrying value of the 2028 6.00% Senior Notes on the date they were redeemed and the amount for which they were redeemed was $2.2 million and was recorded as a Loss on extinguishment of debt on the Condensed Consolidated Statements of Operations.
2030 9.875% Senior Notes
On March 17, 2025, we issued $800.0 million aggregate principal amount of the 2030 9.875% Senior Notes. Net proceeds from the offering were $776.0 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds from the offering to repay outstanding borrowings under the Revolving Credit Facility and for general corporate purposes.
Refer to “Note 4 - Credit Facilities and Debt” of our Notes to Condensed Consolidated Financial Statements, for further information.
Hydrogen Plants Asset Purchase
On September 9, 2026, PBF LLC closed on the Hydrogen Plants Asset Purchase with Air Products, to acquire two hydrogen production plants located at the Torrance refinery that were previously subject to operating lease arrangements. Upon closing, PBF LLC became the owner of the hydrogen plants, which, following a transition period with Air Products, will be operated by its subsidiary, Torrance Refining.
As a result of the Hydrogen Plants Asset Purchase, PBF LLC contributed the hydrogen production plants to us, and we recognized property, plant and equipment of approximately $388.4 million and derecognized the associated operating lease liability and related right-of-use asset of approximately $139.7 million and $140.2 million, respectively.
Martinez Refinery Fire
The Martinez refinery fire occurred on February 1, 2025. As a result, the Martinez refinery was fully shut down until April 2025, when certain unaffected units, including the crude unit, were restarted and the Martinez refinery began producing limited quantities of gasoline, jet fuel, and intermediates. Investigations regarding the Martinez refinery fire by various regulatory agencies are ongoing. Following the completion of construction activities, the Martinez refinery returned to full operations in May 2026. All units affected by the Martinez refinery fire have returned to operational status and are operating at planned rates.
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
Anticipated costs and insurance recoveries related to the Martinez refinery fire are based on information available to us as of the date of this filing, and are preliminary and subject to revision. In addition, neither the total amount nor timing of insurance recoveries is certain. During the nine months ended September 30, 2026, we received $356.5 million of unallocated insurance proceeds, which were recognized as a Gain on insurance recoveries on the Condensed Consolidated Statements of Operations. No such proceeds were received during the three months ended September 30, 2026.

During the three months ended June 30, 2025, we received unallocated insurance proceeds totaling $250.0 million, net of deductibles and retentions. Although no cash was received during the three months ended September 30, 2025, we received notice that our insurers had agreed to pay a second unallocated installment of insurance proceeds totaling $250.0 million. This amount was included in Accounts receivable on the Condensed Consolidated Balance Sheets and was substantially collected at the beginning of the fourth quarter of 2025. As a result, for the three and nine months ended September 30, 2025, we recognized a Gain on insurance recoveries of $250.0 million and $439.0 million, respectively, on the Condensed Consolidated Statements of Operations. The nine-month amount was net of the $61.0 million receivable recorded at March 31, 2025.
In addition, during the nine months ended September 30, 2026, we incurred $34.2 million in operating expenses associated with the Martinez refinery fire. No such expenses were incurred during the three months ended September 30, 2026, compared to $14.6 million and $123.1 million incurred during the three and nine months ended September 30, 2025, respectively.
Costs Related to RBI Initiative
During the second quarter of 2025, we launched our RBI initiative as part of our ongoing strategic efforts to generate incremental value across our business. For the three and nine months ended September 30, 2026, we recognized $11.0 million and $29.6 million, respectively, of expenses related to this initiative, compared to $7.9 million and $21.5 million, respectively, during the three and nine months ended September 30, 2025. These charges are included in General and administrative expenses on the Condensed Consolidated Statements of Operations.
Geopolitical Conflicts
Recent hostilities involving the United States, Israel, the Gulf States, and Iran have disrupted global energy markets and trade flows, contributing to increased volatility in crude oil and refined product prices. Actions affecting regional shipping routes, including through the Strait of Hormuz, and impacts to certain Middle Eastern energy infrastructure have led to higher freight costs, longer transit times and supply chain disruptions. These conditions have supported higher global refining margins and increased demand for U.S. refined products during the period, while also resulting in higher and more volatile crude oil prices, increased feedstock costs, surging shipping and freight costs, and elevated working capital requirements. The net impact on our results of operations has varied based on the timing and magnitude of changes in crude oil prices and refined product margins. The extent to which these conditions will continue remains uncertain and dependent on future developments, including the duration and scope of the conflict, potential further disruptions to supply or transit routes and the response of global markets. We continue to monitor the situation and adjust our operations as appropriate.
Transactions with PBFX and SBR
We and our subsidiaries have entered into a series of agreements with PBFX, including contribution, commercial and operational agreements. We and our subsidiaries have also entered into various agreements with SBR, primarily related to the sale and purchase of environmental credits and hydrocarbon products. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for details on transactions with PBFX and SBR.

Results of Operations
The following tables reflect our financial and operating highlights for the three and nine months ended September 30, 2026 and 2025 (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$12,127.7	$7,641.6	$31,703.8	$22,164.3
Cost and expenses:
Cost of products and other	9,190.2	6,920.5	25,840.0	20,411.4
Operating expenses (excluding depreciation and amortization expense as reflected below)	662.8	589.2	1,970.0	1,903.0
Depreciation and amortization expense	158.1	149.5	456.0	456.9
Cost of sales	10,011.1	7,659.2	28,266.0	22,771.3
General and administrative expenses (excluding depreciation and amortization expense as reflected below)	125.0	71.7	358.3	216.9
Depreciation and amortization expense	2.6	2.1	7.0	6.3
Gain on insurance recoveries, net	—	(250.0)	(356.5)	(439.0)
Loss (gain) on sale of assets	0.7	—	1.0	(0.2)
Total cost and expenses	10,139.4	7,483.0	28,275.8	22,555.3
Income (loss) from operations	1,988.3	158.6	3,428.0	(391.0)
Other income (expense):
Interest expense (net of interest income of $15.8, $3.5, $26.5, and $11.2, respectively)	(27.6)	(55.5)	(112.6)	(145.4)
Unrealized loss on 2032 Exchangeable Notes derivatives	(29.9)	—	(29.9)	—
Loss on extinguishment of debt	(28.0)	—	(30.2)	—
Other non-service components of net periodic benefit cost	1.4	0.4	3.7	1.0
Income (loss) before income taxes	1,904.2	103.5	3,259.0	(535.4)
Income tax (benefit) expense	(1.8)	0.8	(10.6)	0.8
Net income (loss)	1,906.0	102.7	3,269.6	(536.2)
Less: net income (loss) attributable to noncontrolling interest	—	—	(0.1)	—
Net income (loss) attributable to PBF Holding Company LLC	$1,906.0	$102.7	$3,269.7	$(536.2)
Consolidated gross margin	$2,116.6	$(17.6)	$3,437.8	$(607.0)
Gross refining margin (1)	$2,937.5	$721.1	$5,863.8	$1,752.9
_____________________
(1) See Non-GAAP Financial Measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Highlights	2026	2025	2026	2025
Key Operating Information
Production (bpd in thousands)	936.5	876.2	890.8	818.8
Crude oil and feedstocks throughput (bpd in thousands)	923.8	871.0	885.4	814.0
Total crude oil and feedstocks throughput (millions of barrels)	85.0	80.1	241.7	222.2
Consolidated gross margin per barrel of throughput	$24.90	$(0.22)	$14.22	$(2.73)
Gross refining margin, excluding special items, per barrel of throughput (1)	$34.56	$9.00	$22.96	$7.89
Refining operating expense, per barrel of throughput	$7.80	$7.35	$8.15	$8.56

Crude and feedstocks (% of total throughput) (2)
Heavy	30%	25%	28%	26%
Medium	32%	37%	33%	36%
Light	24%	20%	23%	23%
Other feedstocks and blends	14%	18%	16%	15%
Total throughput	100%	100%	100%	100%

Yield (% of total throughput)
Gasoline and gasoline blendstocks	47%	43%	44%	45%
Distillates and distillate blendstocks	34%	34%	35%	35%
Lubes *	—%	1%	1%	1%
Chemicals	1%	2%	1%	1%
Other	19%	21%	20%	19%
Total yield	101%	101%	101%	101%

*Lube production was less than 1% for the three months ended September 30, 2026.
_____________________
(1)    See Non-GAAP Financial Measures.
(2)    We define heavy crude oil as crude oil with American Petroleum Institute (“API”) gravity of less than 24 degrees. We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts, a division of The McGraw-Hill Companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars per barrel, except as noted)	2026	2025	2026	2025
Dated Brent crude oil	$97.24	$69.17	$94.63	$70.80
West Texas Intermediate (WTI) crude oil	$86.08	$65.07	$84.06	$66.74
Light Louisiana Sweet (LLS) crude oil	$89.84	$67.17	$87.03	$69.18
Alaska North Slope (ANS) crude oil	$87.84	$70.07	$89.53	$71.54
Crack Spreads
Dated Brent (NYH) 2-1-1	$64.77	$25.82	$45.22	$21.72
WTI (Chicago) 4-3-1	$54.64	$22.01	$39.82	$19.03
LLS (Gulf Coast) 2-1-1	$69.06	$24.41	$49.54	$20.70
ANS (West Coast-LA) 4-3-1	$71.45	$29.34	$54.07	$27.14
ANS (West Coast-SF) 3-2-1	$73.33	$30.59	$57.77	$30.76
Crude Oil Differentials
Dated Brent (foreign) less WTI	$11.15	$4.11	$10.57	$4.06
Dated Brent less Maya (heavy, sour)	$19.16	$8.15	$16.50	$9.27
Dated Brent less WTS (sour)	$12.53	$4.22	$11.94	$4.04
Dated Brent less ASCI (sour)	$11.81	$4.46	$10.00	$3.67
WTI less WCS (heavy, sour)	$19.63	$12.54	$18.58	$12.07
WTI less Bakken (light, sweet)	$0.16	$0.96	$0.81	$1.11
WTI less Syncrude (light, sweet)	$(6.62)	$0.72	$(2.67)	$0.78
WTI less LLS (light, sweet)	$(3.75)	$(2.11)	$(2.97)	$(2.44)
WTI less ANS (light, sweet)	$(1.76)	$(5.01)	$(5.47)	$(4.80)
Effective RIN basket price	$14.36	$6.38	$12.34	$5.77
Natural gas (dollars per MMBTU)	$2.89	$3.07	$3.10	$3.48
Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Overview— Net income was $1,906.0 million for the three months ended September 30, 2026 compared to net income of $102.7 million for the three months ended September 30, 2025.
Our results for the three months ended September 30, 2026 were negatively impacted by special items consisting of costs related to the RBI initiative of approximately $11.0 million, and a loss on extinguishment of debt of $28.0 million, related to the redemption of the 2030 7.875% Senior Notes and the write-off of a portion of unamortized deferred financing costs in connection with refinancing activities. Our results for the three months ended September 30, 2025 were positively impacted by special items consisting of a gain on insurance recoveries of $250.0 million, partially offset by expenses associated with the Martinez refinery fire of approximately $14.6 million, and costs related to the RBI initiative of approximately $7.9 million.
Excluding the impact of special items, our results for the three months ended September 30, 2026 reflect a significant increase in refining margins compared to the same period in 2025. The refining margins increase was primarily driven by favorable crack spreads and certain crude oil differentials, as well as higher throughput volumes across the majority of our refineries, partially offset by higher RFS compliance costs and freight and shipping expenses, as well as unfavorable movements on certain crude differentials. Ongoing geopolitical conflicts affecting global supply and trade flows also significantly contributed to these market conditions.

Revenues— Revenues totaled $12.1 billion for the three months ended September 30, 2026 compared to $7.6 billion for the three months ended September 30, 2025, an increase of approximately $4.5 billion, or 59.2%. Revenues per barrel were $134.06 and $81.29 for the three months ended September 30, 2026 and 2025, respectively, an increase of 64.9% directly related to higher hydrocarbon commodity prices. For the three months ended September 30, 2026, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 293,800 bpd, 156,400 bpd, 180,500 bpd, and 293,100 bpd, respectively. For the three months ended September 30, 2025, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 307,800 bpd, 141,500 bpd, 187,700 bpd and 234,000 bpd, respectively. For the three months ended September 30, 2026, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 321,500 bpd, 167,300 bpd, 172,000 bpd, and 322,500 bpd, respectively. For the three months ended September 30, 2025, the total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 356,500 bpd, 156,200 bpd, 171,700 bpd and 337,400 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Overall average throughput rates at our refineries were higher for the three months ended September 30, 2026, primarily due to the restart of the Martinez refinery, partially offset by the impact of the planned turnaround of the Martinez hydrocracker complex and Paulsboro crude unit which commenced in September, and unplanned downtime on the East Coast. In the prior-year period, increased maintenance activity and unplanned downtime resulting from the Martinez refinery fire negatively impacted throughput. We plan to continue operating our refineries in line with demand and prevailing market conditions.
Consolidated gross margin— Consolidated gross margin totaled $2,116.6 million for the three months ended September 30, 2026 compared to $(17.6) million for the three months ended September 30, 2025, an increase of approximately $2,134.2 million. Gross refining margin totaled $2,937.5 million, or $34.56 per barrel of throughput for the three months ended September 30, 2026 compared to $721.1 million, or $9.00 per barrel of throughput for the three months ended September 30, 2025, an increase of approximately $2,216.4 million. During the three months ended September 30, 2026 and 2025, our refining margin calculations were not impacted by special items.
Consolidated gross margin and gross refining margin increased compared to the three months ended September 30, 2025, primarily due to the persistence of favorable crack spreads and certain crude oil differentials, which were driven by geopolitical impacts, as well as higher throughput volumes across the majority of our refineries. These favorable impacts were partially offset by higher RFS compliance costs and freight and shipping expenses, as well as unfavorable movements on certain crude differentials.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. On March 27, 2026, the Environmental Protection Agency (“EPA”) finalized new RFS requirements for 2026 and 2027, which included a partial reallocation of small refinery exemptions that were granted for years 2023 to 2025 and revised renewable fuel volume requirements for 2026. Total RFS compliance costs were $522.8 million for the three months ended September 30, 2026 compared to $169.0 million for the three months ended September 30, 2025. The increase was primarily attributable to the newly finalized RFS requirements for 2026 and 2027, which has resulted in higher RIN prices in 2026 compared to 2025.
Average industry margins were notably more favorable during the three months ended September 30, 2026 in comparison to the same period in 2025, primarily due to geopolitical conflicts negatively impacting supply with demand remaining relatively resilient.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.

On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $64.77 per barrel, or 150.9% higher, in the three months ended September 30, 2026, as compared to $25.82 per barrel in the same period in 2025. Our margins were positively impacted from our refinery specific slate on the East Coast by a widening Dated Brent/Maya differential, which increased by $11.01 per barrel, slightly offset by a weakened WTI/Bakken differential, which decreased by $0.80 per barrel, in comparison to the same period in 2025. The WTI/WCS differential widened to $19.63 per barrel in the three months ended September 30, 2026 compared to $12.54 in the same period in 2025, which favorably impacted our cost of heavy crude.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $54.64 per barrel, or 148.3% higher, in the three months ended September 30, 2026 as compared to $22.01 per barrel in the same period in 2025. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by weakened WTI/Syncrude and WTI/Bakken differentials, which decreased by $7.34 and $0.80 per barrel, respectively, in comparison to the same period in 2025.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $69.06 per barrel, or 182.9% higher, in the three months ended September 30, 2026 as compared to $24.41 per barrel in the same period in 2025. Margins on the Gulf Coast were positively impacted from our refinery specific slate by an expanded Dated Brent/WTS differential, which averaged a discount of $12.53 per barrel for the three months ended September 30, 2026 as compared to a discount of $4.22 per barrel in the same period of 2025.
On the West Coast, the ANS (West Coast - LA) 4-3-1 industry crack spread was $71.45 per barrel, or 143.5% higher, in the three months ended September 30, 2026 as compared to $29.34 per barrel in the same period in 2025. Additionally, the ANS (West Coast - SF) 3-2-1 industry crack spread was $73.33 per barrel, or 139.7% higher, in the three months ended September 30, 2026 as compared to $30.59 per barrel in the same period in 2025. Our margins on the West Coast were positively impacted from our refinery specific slate by strengthened WTI/ANS differential, which averaged a premium of $1.76 per barrel for the three months ended September 30, 2026 as compared to a premium of $5.01 per barrel in the same period of 2025, and an expanded Dated Brent/WTS differential, which averaged a discount of $12.53 per barrel for the three months ended September 30, 2026 as compared to a discount of $4.22 per barrel in the same period of 2025.
Operating expenses— Operating expenses totaled $662.8 million, or $7.80 per barrel of throughput, for the three months ended September 30, 2026 compared to $589.2 million, or $7.35 per barrel of throughput, for the three months ended September 30, 2025, an increase of $73.6 million, or 12%. The increase in operating expenses compared to the same period in 2025 was primarily attributable to higher maintenance related to repairs at the Chalmette refinery, as well as increased outside services and employee-related costs, partially offset by lower maintenance at the Martinez refinery following its restart in May 2026.
General and administrative expenses— General and administrative expenses totaled $125.0 million for the three months ended September 30, 2026 compared to $71.7 million for the three months ended September 30, 2025, an increase of approximately $53.3 million, or 74%. The increase in general and administrative expenses in comparison to the same period in 2025 was primarily due to higher employee-related expenses, including the recognition of incentive compensation, and outside services, including higher legal costs. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $160.7 million for the three months ended September 30, 2026 (including $158.1 million recorded within Cost of sales) compared to $151.6 million for the three months ended September 30, 2025 (including $149.5 million recorded within Cost of sales), representing an increase of approximately $9.1 million. The increase was primarily attributable to an increase in the fixed asset base resulting from capital projects and turnarounds completed since the third quarter of 2025.

Gain on insurance recoveries, net— For the three months ended September 30, 2025, we recognized a gain on insurance recoveries associated with the Martinez refinery fire of $250.0 million. There was no such gain for the three months ended September 30, 2026.
Loss on sale of assets— For the three months ended September 30, 2026, we recognized a loss of $0.7 million primarily related to the sale of non-operating refinery assets. There was no such loss for the three months ended September 30, 2025.
Interest expense, net— Interest expense, net totaled $27.6 million for the three months ended September 30, 2026 compared to $55.5 million for the three months ended September 30, 2025, a decrease of approximately $27.9 million. The decrease was primarily attributable to lower average outstanding borrowings under our Revolving Credit Facility and the redemption of the 2028 6.00% Notes in June 2026, partially offset by increased interest expense from the issuance of the 2034 7.25% Senior Notes in May 2026. Additionally, interest income increased by $12.3 million during the three months ended September 30, 2026, driven by higher interest rates and higher cash deposits compared with the same period in the prior year. Interest expense for the three months ended September 30, 2026 includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Unrealized loss on 2032 Exchangeable Notes derivatives— For the three months ended September 30, 2026, we recognized an unrealized loss of $29.9 million on the derivative associated with the 2032 Exchangeable Notes. There was no such loss for the three months ended September 30, 2025.
Loss on extinguishment of debt— For the three months ended September 30, 2026, there was a loss on the extinguishment of debt of $28.0 million related to the redemption of the 2030 7.875% Senior Notes, including the write-off of unamortized deferred financing costs, and the write-off of a portion of unamortized deferred financing costs in connection with the amendment and restatement of the Revolving Credit Agreement. There was no such loss for the three months ended September 30, 2025.
Income tax (benefit) expense — As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the three months ended September 30, 2026 and 2025, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette refinery in the fourth quarter of 2015 and PBF Energy Limited (“PBF Ltd.”). These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $1.8 million was recorded for the three months ended September 30, 2026 in comparison to an income tax expense of $0.8 million for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Overview— Net income was $3,269.6 million for the nine months ended September 30, 2026 compared to net loss of $536.2 million for the nine months ended September 30, 2025.
Our results for the nine months ended September 30, 2026 were positively impacted by special items consisting of a gain on insurance recoveries of $356.5 million and a lower of cost or market (“LCM”) inventory adjustment of $313.0 million, partially offset by expenses associated with the Martinez refinery fire of approximately $34.2 million, a loss on extinguishment of debt of $30.2 million related to the redemption of the 2028 6.00% Senior Notes and the 2030 7.875% Senior Notes, as well as the write-off of a portion of unamortized deferred financing costs in connection with refinancing activities, and costs related to the RBI initiative of approximately $29.6 million. Our results for the nine months ended September 30, 2025 were positively impacted by special items consisting of a gain on insurance recoveries of $439.0 million, partially offset by expenses associated with the Martinez refinery fire of approximately $123.1 million, and costs related to the RBI initiative of approximately $21.5 million.
Excluding the impact of special items, our results for the nine months ended September 30, 2026 reflect a significant increase in refining margins compared to the same period in 2025. The refining margins increase was primarily driven by favorable crack spreads and certain crude oil differentials, as well as higher throughput volumes and increased barrels sold across the majority of our refineries, partially offset by higher RFS compliance costs and freight and shipping expenses, as well as unfavorable movements in certain crude differentials. Ongoing geopolitical conflicts affecting global supply and trade flows also significantly contributed to these market conditions.
Revenues— Revenues totaled $31.7 billion for the nine months ended September 30, 2026 compared to $22.2 billion for the nine months ended September 30, 2025, an increase of approximately $9.5 billion, or 42.8%. Revenues per barrel were $118.63 and $83.34 for the nine months ended September 30, 2026 and 2025, respectively, an increase of 42.3% directly related to higher hydrocarbon commodity prices and sale volumes. For the nine months ended September 30, 2026, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 302,400 bpd, 143,800 bpd, 181,000 bpd, and 258,200 bpd, respectively. For the nine months ended September 30, 2025, the total throughput rates at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 290,100 bpd, 147,000 bpd, 173,200 bpd and 203,700 bpd, respectively. For the nine months ended September 30, 2026, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 333,300 bpd, 155,800 bpd, 168,100 bpd, and 318,300 bpd, respectively. For the nine months ended September 30, 2025, total barrels sold at our East Coast, Mid-Continent, Gulf Coast, and West Coast refineries averaged approximately 335,400 bpd, 155,300 bpd, 165,200 bpd and 318,200 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside our refineries.
Overall average throughput rates at our refineries were higher for the nine months ended September 30, 2026, primarily due to the restart of the Martinez refinery, partially offset by the impact of the planned turnarounds, and unplanned downtime at our East Coast and Mid-Continent refineries. In the prior-year period, increased maintenance activity and unplanned downtime resulting from the Martinez refinery fire negatively impacted throughput. We plan to continue operating our refineries in line with demand and prevailing market conditions.

Consolidated gross margin— Consolidated gross margin totaled $3,437.8 million for the nine months ended September 30, 2026 compared to $(607.0) million for the nine months ended September 30, 2025, an increase of approximately $4,044.8 million. Gross refining margin totaled $5,863.8 million, or $24.26 per barrel of throughput for the nine months ended September 30, 2026 compared to $1,752.9 million, or $7.89 per barrel of throughput for the nine months ended September 30, 2025, an increase of approximately $4,110.9 million. Gross refining margin excluding special items totaled $5,550.8 million, or $22.96 per barrel of throughput for the nine months ended September 30, 2026. During the nine months ended September 30, 2025, our refining margin calculations were not impacted by special items.
Consolidated gross margin and gross refining margin for the nine months ended September 30, 2026 were positively impacted by the reversal of a prior-year non-cash LCM adjustment of approximately $313.0 million, driven by the increase in crude oil and refined product prices compared to the prior year. Consolidated gross margin, gross refining margin, and gross refining margin excluding special items increased primarily due to the persistence of favorable movements in crack spreads and certain crude oil differentials, which were driven by geopolitical impacts, as well as higher barrels sold at the majority of our refineries. These favorable impacts were partially offset by higher RFS compliance costs and freight and shipping expenses, as well as unfavorable movements in certain crude differentials.
Additionally, our results continue to be impacted by significant costs to comply with the RFS. On March 27, 2026, the EPA finalized new RFS requirements for 2026 and 2027, which included a partial reallocation of small refinery exemptions that were granted for years 2023 to 2025 and revised renewable fuel volume requirements for 2026. Total RFS compliance costs were $1,132.1 million for the nine months ended September 30, 2026 compared to $454.0 million for the nine months ended September 30, 2025. The increase was primarily attributable to the newly finalized RFS requirements for 2026 and 2027, which has resulted in higher RIN prices in 2026 compared to 2025.
Average industry margins were notably more favorable during the nine months ended September 30, 2026 in comparison to the same period in 2025, primarily due to geopolitical conflicts negatively impacting supply with demand remaining relatively resilient.
Favorable movements in benchmark crude differentials typically result in lower crude costs and positively impact our earnings, while reductions in these benchmark crude differentials typically result in higher crude costs and negatively impact our earnings.
On the East Coast, the Dated Brent (NYH) 2-1-1 industry crack spread was approximately $45.22 per barrel, or 108.2% higher, in the nine months ended September 30, 2026, as compared to $21.72 per barrel in the same period in 2025. Our margins were positively impacted from our refinery specific slate on the East Coast by widening WTI/WCS and Dated Brent/Maya differentials which increased by $6.51 and $7.23 per barrel, respectively, in comparison to the same period in 2025, which favorably impacted our cost of heavy crudes.
Across the Mid-Continent, the WTI (Chicago) 4-3-1 industry crack spread was $39.82 per barrel, or 109.2% higher, in the nine months ended September 30, 2026 as compared to $19.03 per barrel in the same period in 2025. Our margins were negatively impacted from our refinery specific slate in the Mid-Continent by a weakened WTI/Syncrude differential, which decreased by $3.45 per barrel, in comparison to the same period in 2025.
On the Gulf Coast, the LLS (Gulf Coast) 2-1-1 industry crack spread was $49.54 per barrel, or 139.3% higher, in the nine months ended September 30, 2026 as compared to $20.70 per barrel in the same period in 2025. Margins on the Gulf Coast were positively impacted from our refinery specific slate by an expanded Dated Brent/WTS differential, which averaged a discount of $11.94 per barrel for the nine months ended September 30, 2026 as compared to a discount of $4.04 per barrel in the same period of 2025.

On the West Coast, the ANS (West Coast) 4-3-1 industry crack spread was $54.07 per barrel, or 99.2% higher, in the nine months ended September 30, 2026 as compared to $27.14 per barrel in the same period in 2025. Additionally, the ANS (West Coast) 3-2-1 industry crack spread was $57.77 per barrel, or 87.8% higher, in the nine months ended September 30, 2026 as compared to $30.76 per barrel in the same period in 2025. Our margins on the West Coast were negatively impacted from our refinery specific slate by a weakened WTI/ANS differential, which averaged a premium of $5.47 per barrel for the nine months ended September 30, 2026 as compared to a premium of $4.80 per barrel in the same period of 2025, slightly offset by an expanded Dated Brent/WTS differential, which averaged a discount of $11.94 per barrel for the nine months ended September 30, 2026 as compared to a discount of $4.04 per barrel in the same period of 2025.
Operating expenses— Operating expenses totaled $1,970.0 million, or $8.15 per barrel of throughput, for the nine months ended September 30, 2026 compared to $1,903.0 million, or $8.56 per barrel of throughput, for the nine months ended September 30, 2025, an increase of $67.0 million, or 3.5%. The increase in operating expenses compared to the same period in 2025 was primarily attributable to higher insurance, outside services and employee-related costs, partially offset by reduced natural gas costs and lower maintenance expenses, primarily at the Martinez refinery, following its restart in May 2026.
General and administrative expenses— General and administrative expenses totaled $358.3 million for the nine months ended September 30, 2026 compared to $216.9 million for the nine months ended September 30, 2025, an increase of approximately $141.4 million or 65.2%. The increase in general and administrative expenses in comparison to the same period in 2025 was primarily due to higher employee-related expenses, including the recognition of incentive compensation, and outside services, including higher legal costs, and costs incurred in connection with the RBI initiative. General and administrative expenses are comprised of personnel, facilities, and other infrastructure costs necessary to support our refineries and related logistics assets.
Depreciation and amortization expense— Depreciation and amortization expense totaled $463.0 million for the nine months ended September 30, 2026 (including $456.0 million recorded within Cost of sales) compared to $463.2 million for the nine months ended September 30, 2025 (including $456.9 million recorded within Cost of sales), representing a decrease of approximately $0.2 million. The decrease was primarily attributable to certain catalyst and turnaround costs that became fully amortized in 2025, partially offset by an increase in the fixed asset base resulting from capital projects and turnarounds completed since the third quarter of 2025.
Gain on insurance recoveries, net— For the nine months ended September 30, 2026 and 2025, we recognized gains on insurance recoveries associated with the Martinez refinery fire of $356.5 million and $439.0 million, respectively.
Loss (gain) on sale of assets— For the nine months ended September 30, 2026 and 2025, we recognized a loss of $1.0 million and a gain of $0.2 million, respectively, primarily related to the sale of non-operating refinery assets.
Interest expense, net— Interest expense, net totaled $112.6 million for the nine months ended September 30, 2026 compared to $145.4 million for the nine months ended September 30, 2025, a decrease of approximately $32.8 million. The net decrease was primarily attributable to increased capitalized interest related to the Martinez refinery rebuild, lower average outstanding borrowings under our Revolving Credit Facility, and the redemption of the 2028 6.00% Senior Notes in June 2026, partially offset by increased interest expense from the issuance of the 2034 7.25% Senior Notes in May 2026. The lower principal balance of the 2034 7.25% Senior Notes more than offset the higher interest rate compared to the 2028 6.00% Senior Notes. Interest expense also reflects the issuance of the 2030 9.875% Senior Notes in March 2025. Additionally, interest income increased by $15.3 million during the nine months ended September 30, 2026, driven by higher interest rates and higher cash deposits compared with the same period in the prior year. Interest expense for the nine months ended September 30, 2026 includes interest on long-term debt, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.

Unrealized loss on 2032 Exchangeable Notes derivatives— For the nine months ended September 30, 2026, we recognized an unrealized loss of $29.9 million on the derivative associated with the 2032 Exchangeable Notes. There was no such loss during the nine months ended September 30, 2025.
Loss on extinguishment of debt— For the nine months ended September 30, 2026, there was a loss on the extinguishment of debt of $30.2 million, related to the redemption of the 2028 6.00% Senior Notes and 2030 7.875% Senior Notes, including the write-off of unamortized deferred financing costs, as well as the write-off of a portion of unamortized deferred financing costs in connection with the amendment and restatement of the Revolving Credit Agreement. There was no such loss during the nine months ended September 30, 2025.
Income tax (benefit) expense — As PBF Holding is a limited liability company treated as a “flow-through” entity for income tax purposes, our Condensed Consolidated Financial Statements generally do not include a benefit or expense for income taxes for the nine months ended September 30, 2026 and 2025, respectively, apart from the income tax attributable to two subsidiaries acquired in connection with the Chalmette refinery in the fourth quarter of 2015 and PBF Ltd. These subsidiaries are treated as C-Corporations for income tax purposes. An income tax benefit of $10.6 million was recorded for the nine months ended September 30, 2026 in comparison to an income tax expense of $0.8 million for the nine months ended September 30, 2025.

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

The following table presents our GAAP calculation of gross margin and a reconciliation of gross refining margin, and gross refining margin excluding special items, to the most directly comparable GAAP financial measure, consolidated gross margin, on a historical basis, as applicable, for each of the periods indicated (in millions, except per barrel amounts):

	Three Months Ended September 30,
	2026		2025
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$12,127.7	$142.68	$7,641.6	$95.37
Less: Cost of sales	10,011.1	117.78	7,659.2	95.58
Consolidated gross margin	$2,116.6	$24.90	$(17.6)	$(0.22)
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$2,116.6	$24.90	$(17.6)	$(0.22)
Add: Refining operating expense	662.8	7.80	589.2	7.35
Add: Refining depreciation expense	158.1	1.86	149.5	1.87
Gross refining margin	$2,937.5	$34.56	$721.1	$9.00
Gross refining margin excluding special items	$2,937.5	$34.56	$721.1	$9.00

	Nine Months Ended September 30,
	2026		2025
	$	per barrel of throughput	$	per barrel of throughput
Calculation of consolidated gross margin:
Revenues	$31,703.8	$131.16	$22,164.3	$99.74
Less: Cost of sales	28,266.0	116.94	22,771.3	102.47
Consolidated gross margin	$3,437.8	$14.22	$(607.0)	$(2.73)
Reconciliation of consolidated gross margin to gross refining margin and gross refining margin excluding special items:
Consolidated gross margin	$3,437.8	$14.22	$(607.0)	$(2.73)
Add: Refining operating expense	1,970.0	8.15	1,903.0	8.56
Add: Refining depreciation expense	456.0	1.89	456.9	2.06
Gross refining margin	$5,863.8	$24.26	$1,752.9	$7.89
Special items: (1)
Add: LCM inventory adjustment	(313.0)	(1.30)	—	—
Gross refining margin excluding special items	$5,550.8	$22.96	$1,752.9	$7.89
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

The following tables reconcile net income (loss) as reflected in our results of operations to EBITDA, EBITDA excluding special items and Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,906.0	$102.7	$3,269.6	$(536.2)
Add: Depreciation and amortization expense	160.7	151.6	463.0	463.2
Add: Interest expense, net	27.6	55.5	112.6	145.4
Add: Income tax (benefit) expense	(1.8)	0.8	(10.6)	0.8
EBITDA	$2,092.5	$310.6	$3,834.6	$73.2
Special Items: (1)
Add: LCM inventory adjustment	—	—	(313.0)	—
Add: Martinez refinery fire expenses	—	14.6	34.2	123.1
Add: Gain on insurance recoveries, net	—	(250.0)	(356.5)	(439.0)
Add: Costs related to RBI initiative	11.0	7.9	29.6	21.5
Add: Loss on extinguishment of debt	28.0	—	30.2	—
EBITDA excluding special items	$2,131.5	$83.1	$3,259.1	$(221.2)

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$2,092.5	$310.6	$3,834.6	$73.2
Add: Stock-based compensation expense	7.8	8.4	25.2	29.8
Special Items: (1)
Add: LCM inventory adjustment	—	—	(313.0)	—
Add: Martinez refinery fire expenses	—	14.6	34.2	123.1
Add: Gain on insurance recoveries, net	—	(250.0)	(356.5)	(439.0)
Add: Costs related to RBI initiative	11.0	7.9	29.6	21.5
Add: Loss on extinguishment of debt	28.0	—	30.2	—
Adjusted EBITDA	$2,139.3	$91.5	$3,284.3	$(191.4)
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
During the nine months ended September 30, 2026, we reversed the $313.0 million LCM inventory reserve recorded at December 31, 2025. This reversal increased both income from operations and net income by $313.0 million, and resulted in no LCM inventory reserve at September 30, 2026. There were no such adjustments in any of the other periods presented.
Martinez refinery fire expenses - During the nine months ended September 30, 2026, we recorded operating expenses associated with the Martinez refinery fire that decreased both income from operations and net income by $34.2 million and $25.3 million, respectively. During the three and nine months ended September 30, 2025, we recorded operating expenses associated with the Martinez refinery fire that decreased both income from operations and net income by $14.6 million and $123.1 million, respectively. There were no such expenses during the three months ended September 30, 2026.
Gain on insurance recoveries, net - During the nine months ended September 30, 2026, we recorded gains on insurance recoveries associated with the Martinez refinery fire that increased both income from operations and net income by $356.5 million and $263.8 million. During the three and nine months ended September 30, 2025, we recorded a gain on insurance recoveries associated with the Martinez refinery fire that increased both income from operations and net income by $250.0 million and $439.0 million, respectively. There was no such gain during the three months ended September 30, 2026.
Costs related to RBI initiative - During the second quarter of 2025, we launched our RBI initiative as part of our ongoing strategic efforts to extract incremental value across our business. As a result, for the three and nine months ended September 30, 2026, we recorded expenses related to the execution of this initiative that decreased both income from operations and net income by $11.0 million and $29.6 million, respectively. For the three and nine months ended September 30, 2025, we recorded expenses related to the execution of this initiative that decreased both income from operations and net income by $7.9 million and $21.5 million, respectively. These charges are included within General and administrative expenses.
Loss on extinguishment of debt - During the three and nine months ended September 30, 2026, we recorded a pre-tax loss on extinguishment of debt of $28.0 million and $30.2 million, respectively, related to the redemption of our 2028 6.00% Senior Notes in June 2026 and our 2030 7.875% Senior Notes in September 2026, as well as the write-off of a portion of unamortized deferred financing costs associated with refinancing activities. There were no such losses in any of the other periods presented.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations, cash and cash equivalents and borrowing availability under our credit facility, as described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries’ capital expenditures, working capital needs, future distributions, and debt service requirements, for the next twelve months. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum oil market pricing and general economic, political, and other factors beyond our control. As of September 30, 2026, we are in compliance with all covenants, including financial covenants, in all our debt agreements.
Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $3,070.6 million for the nine months ended September 30, 2026 compared to net cash used in operating activities of $575.9 million for the nine months ended September 30, 2025. Our operating cash flows for the nine months ended September 30, 2026 include our net income of $3,269.6 million. This amount reflects a gain on insurance recoveries of $356.5 million. Of the $356.5 million insurance proceeds, $102.9 million relates to operating activities. In addition, operating cash flows include depreciation and amortization of $477.9 million, pension and other post-retirement benefits costs of $39.9 million, loss on extinguishment of debt of $30.2 million related to the redemption of the 2028 6.00% Senior Notes, 2030 7.875% Senior Notes and the write-off of a portion of unamortized deferred financing costs in connection with refinancing activities, unrealized loss on 2032 Exchangeable Notes derivatives of $29.9 million, stock-based compensation expense of $25.2 million, and a loss on sale of assets of $1.0 million, partially offset by a non-cash LCM inventory adjustment of $313.0 million, deferred income taxes of $11.7 million, and net changes in operating assets and liabilities of $224.8 million, primarily driven by the timing of collection of accounts receivable and inventory purchases, partially offset by the timing of payments of accrued expenses. Our operating cash flows for the nine months ended September 30, 2025 included our net loss of $536.2 million. This amount reflected a gain on insurance recoveries of $439.0 million, which was net of the $61.0 million receivable that was recorded at March 31, 2025. Of the $250.0 million insurance proceeds received during the second quarter in 2025, $118.0 million related to operating activities. In addition, operating cash flows included net changes in operating assets and liabilities reflecting uses of cash of $264.2 million, primarily driven by the timing of inventory purchases and payments of accrued expenses, and a gain on sale of assets of $0.2 million, partially offset by depreciation and amortization of $476.6 million, pension and other post-retirement benefits costs of $39.3 million, and stock-based compensation expense of $29.8 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $680.2 million for the nine months ended September 30, 2026 compared to net cash used in investing activities of $618.3 million for the nine months ended September 30, 2025. Net cash used in investing activities for the nine months ended September 30, 2026 consisted primarily of capital expenditures of $590.0 million, refinery turnaround expenditures of $305.2 million, and expenditures for other assets of $38.6 million, partially offset by insurance proceeds of $253.6 million. The net cash used in investing activities for the nine months ended September 30, 2025 consisted of capital expenditures of $401.7 million, refinery turnaround expenditures of $296.6 million, and expenditures for other assets of $52.0 million, partially offset by insurance proceeds of $132.0 million.

Cash Flows from Financing Activities
Net cash used in financing activities was $382.8 million for the nine months ended September 30, 2026 compared to net cash provided by financing activities of $1,124.2 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, net cash used in financing activities consisted of the redemption of the 2028 6.00% Senior Notes of $801.6 million, the redemption of the 2030 7.875% Senior Notes of $519.7 million, net payments of our Revolving Credit Facility of $100.0 million, payments on distributions to members of $156.3 million, deferred financing costs and other of $40.9 million, payment for the 2032 Exchangeable Notes capped call of $27.7 million, and payments on finance leases of $9.1 million, partially offset by cash proceeds of $550.0 million from the issuance of the 2032 Exchangeable Notes, $500.0 million from the issuance of the 2034 7.25% Senior Notes, proceeds from contributions from PBF LLC of $186.0 million and net proceeds from insurance premium financing of $36.5 million. For the nine months ended September 30, 2025, net cash provided by financing activities consisted of cash proceeds of $788.5 million from the issuance of the 2030 9.875% Senior Notes, proceeds from contributions from PBF LLC of $381.4 million, net proceeds from draws on our Revolving Credit Facility of $150.0 million, and net proceeds from insurance premium financing of $30.3 million, partially offset by distributions to members of $204.9 million, deferred financing costs and other of $12.7 million, and payments on finance leases of $8.4 million.
Debt and Credit Facilities
Senior Notes
On October 26, 2026, we redeemed all $800.0 million in aggregate principal amount of our outstanding 2030 9.875% Senior Notes at a redemption price equal to 106.67% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price of the 2030 9.875% Senior Notes redeemed was approximately $853.4 million, plus accrued and unpaid interest, and was funded using cash on hand as of September 30, 2026.
On September 17, 2026, we issued $550.0 million aggregate principal amount of 2032 Exchangeable Notes. Net proceeds from the offering were approximately $533.2 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. We used $27.7 million of the net proceeds to pay the cost of the capped call transactions described in “Note 4 - Credit Facilities and Debt”, and used the remaining proceeds, together with available cash, to fully repay all of the outstanding 2030 7.875% Senior Notes.
On September 24, 2026, we redeemed all $500.0 million in aggregate principal amount of the outstanding 2030 7.875% Senior Notes at a redemption price equal to 103.938% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price of the 2030 7.875% Senior Notes redeemed was approximately $519.7 million, plus accrued and unpaid interest and the applicable redemption premium.
On May 28, 2026, we issued $500.0 million aggregate principal amount of our 2034 7.25% Senior Notes. Net proceeds from this offering were $492.1 million after deducting the initial purchasers’ discount and offering expenses. We used the net proceeds from the offering and available cash to fully redeem our outstanding 2028 6.00% Senior Notes.
On June 25, 2026, we redeemed all of the outstanding 2028 6.00% Senior Notes at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest up to, but excluding, the redemption date. The aggregate redemption price for the 2028 6.00% Senior Notes was approximately $801.6 million, plus accrued and unpaid interest.

PBF Holding Revolving Credit Facility
On September 30, 2026, we entered into the Revolving Credit Agreement. The Revolving Credit Agreement amended and restated the Prior Credit Agreement. Among other things, the Revolving Credit Agreement extended the Revolving Credit Facility through September 30, 2031, increased the maximum commitment to $4.0 billion from $3.5 billion, and reduced the commitment fees on the unused portion of the Revolving Credit Facility as compared to the Prior Credit Agreement. The interest rate on advances and the fees for letters of credit are generally consistent with the Prior Credit Agreement.
Liquidity
As of September 30, 2026, our operational liquidity was over $5.6 billion (approximately $2.3 billion as of December 31, 2025) which consists of approximately $2.5 billion of cash, and approximately $3.1 billion of borrowing availability under our Revolving Credit Facility, which includes our cash on hand.
As of September 30, 2026, outstanding letters of credit totaled approximately $157.2 million.
We may incur additional indebtedness in the future, including secured indebtedness, subject to the satisfaction of any debt incurrence and, if applicable, lien incurrence limitation covenants in our existing financing agreements. Although we were in compliance with incurrence covenants during the nine months ended September 30, 2026, there are no assurances in the future that we will be able to meet these incurrence covenants at the time we are required to do so. Failure to meet the incurrence covenants could impose certain incremental restrictions on, among other matters, our ability to incur new debt (including secured debt) and also may limit the extent to which we may pay future dividends, make acquisitions or investments, repurchase our outstanding debt or stock or incur new liens.
Working Capital
Our working capital at September 30, 2026 was $3,255.1 million, consisting of $7,996.2 million in total current assets, and $4,741.1 million in total current liabilities. Our working capital at December 31, 2025 was approximately $586.4 million, consisting of $4,419.5 million in total current assets, and $3,833.1 million in total current liabilities.
Capital Spending
Capital spending was $680.2 million for the nine months ended September 30, 2026, net of $253.6 million in costs related to the rebuild of units damaged in the Martinez refinery fire that were reimbursed by insurance proceeds. Net capital spend was primarily comprised of annual maintenance and turnaround activities across our refineries, including a planned turnaround at the Torrance, Martinez and Paulsboro refineries. Capital spending also included costs associated with safety-related enhancements and facility improvements at our refineries and logistics assets, as well as expenditures to meet environmental, regulatory and safety requirements. After careful evaluation and safety inspections, we moved the Martinez hydrocracker complex turnaround from the second quarter to the end of the third quarter. Additionally, after further diligent review, we elected to move the planned fourth quarter turnarounds at both Chalmette and Toledo to 2027. As a result, we revised our 2026 capital expenditure guidance to $825.0 million to $875.0 million for the year, excluding capital related to the Martinez refinery rebuild.

Hydrogen Plants Asset Purchase
On September 9, 2026, PBF LLC closed on the Hydrogen Plants Asset Purchase with Air Products, to acquire two hydrogen production plants located at the Torrance refinery that were previously subject to operating lease arrangements. Upon closing, PBF LLC became the owner of the hydrogen plants, which, following a transition period with Air Products, will be operated by its subsidiary, Torrance Refining. Refer to “Note 1 - Description of the Business and Basis of Presentation” of our Notes to Condensed Consolidated Financial Statements, for further information.
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
During the nine months ended September 30, 2026, we received $356.5 million of unallocated insurance proceeds. Since the date of the Martinez refinery fire, we have received cumulative insurance proceeds, net of deductibles and retentions, of $1.25 billion. We expect to be able to negotiate future interim payments through final settlement of the claim by year end with the final installment anticipated in a similar range to previous installment payments. The timing and amount of any agreed future interim payments will be dependent on the quantum of actual, covered expenditures and calculated losses.
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
On October 29, 2026, PBF Energy, our indirect parent, announced a dividend of $0.325 per share on its outstanding Class A common stock. The dividend is payable on November 24, 2026 to PBF Energy’s Class A common stockholders of record at the close of business on November 12, 2026. If necessary, we may need to make cash distributions to PBF LLC to the extent necessary for PBF Energy to pay this dividend. PBF Energy will then use this distribution to fund the dividend payments to the stockholders of PBF Energy.
In cases when there is sufficient cash and cash equivalents and borrowing capacity, we are permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control.

Supplemental Guarantor Financial Information
As of September 30, 2026, PBF Services Company LLC, Delaware City Refining Company LLC, PBF Power Marketing LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC, Chalmette Refining L.L.C., PBF Energy Western Region LLC (“PBF Western Region”), Torrance Refining, Martinez Refining Company LLC (“MRC”), PBF International Inc. and PBF Investments LLC are 100% owned subsidiaries of PBF Holding and guarantee the obligations under the 2034 7.25% Senior Notes, the 2032 Exchangeable Notes and the 2030 9.875% Senior Notes (collectively, the “Guarantor Subsidiaries”). These guarantees are full and unconditional and joint and several. The guarantees are set forth in the applicable indentures dated March 17, 2025, May 28, 2026, and September 17, 2026, among PBF Holding, PBF Finance, the Guarantor Subsidiaries, and the respective trustees and agents, as described in more detail in “Note 4 - Credit Facilities and Debt”. PBF Ltd., PBF Transportation Company LLC, PBF Rail Logistics Company LLC, MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, Torrance Basin Pipeline Company LLC, Torrance Logistics Company LLC, Torrance Pipeline Company LLC, Martinez Terminal Company LLC, Martinez Pipeline Company LLC and PBFWR Logistics Holdings LLC are consolidated subsidiaries of the Company that are not guarantors of the 2034 7.25% Senior Notes, the 2032 Exchangeable Notes, and the 2030 9.875% Senior Notes. The 2034 7.25% Senior Notes, the 2032 Exchangeable Notes, and the 2030 9.875% Senior Notes were co-issued by PBF Holding and PBF Finance. For purposes of the following information, PBF Holding is referred to as “Operating Issuer” and PBF Finance is referred to as “Co-Issuer.” The Co-Issuer has no independent assets or operations.

The following tables present summarized information for the Operating Issuer and the Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Operating Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor.

Summarized Balance Sheets (in millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets (1)	$7,768.1	$4,243.1
Non-current assets	7,444.3	6,932.3
Due from non-guarantor subsidiaries	28,026.2	26,177.0

LIABILITIES AND EQUITY
Current liabilities (1)	$4,544.8	$3,585.9
Long-term liabilities	2,467.7	2,982.8
Due to non-guarantor subsidiaries	27,825.6	26,143.8
____________________________
(1) Includes $49.2 million and $139.8 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX and SBR as of September 30, 2026. Includes $49.4 million and $78.3 million of accounts receivable and accounts payable, respectively, related to transactions with PBFX and SBR as of December 31, 2025. Refer to “Note 5 - Related Party Transactions” of our Notes to Condensed Consolidated Financial Statements for further information.

	Three Months Ended September 30,		Nine Months Ended September 30,
Summarized Statements of Operations (in millions)	2026	2025	2026	2025
Revenues	$12,055.8	$7,582.7	$31,528.7	$22,030.4
Cost of sales	9,295.5	7,136.4	26,389.5	21,242.6
Gross margin	2,760.3	446.3	5,139.2	787.8
Income from operations	2,632.8	623.7	5,131.8	1,005.3

Net income	2,535.0	567.0	4,911.2	852.1
Net income attributable to PBF Holding Company LLC	2,535.1	567.0	4,911.4	852.1

Non-guarantor intercompany sales with the Operating Issuer and Guarantor subsidiaries	$629.9	$466.4	$1,644.9	$1,394.6
Non-guarantor intercompany cost of sales with the Operating Issuer and Guarantor subsidiaries	(0.8)	(2.1)	(3.2)	(6.3)
Affiliate revenues related to transactions with PBFX and SBR (1)	91.7	47.5	261.0	165.4
Affiliate expenses related to transactions with PBFX and SBR (1)	(467.0)	(220.2)	(1,059.1)	(583.4)
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
At September 30, 2026 and December 31, 2025, we had gross open commodity derivative contracts representing 39.1 million barrels and 9.9 million barrels, respectively, with an unrealized net loss of $20.0 million and unrealized net gain of $10.4 million, respectively. The open commodity derivative contracts as of September 30, 2026 expire at various times during 2026 and 2027.
We carry inventories of crude oil, intermediates, and refined products (“hydrocarbon inventories”) on our Condensed Consolidated Balance Sheets, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 37.2 million and 34.0 million barrels as of September 30, 2026 and December 31, 2025, respectively. The average cost of our hydrocarbon inventories was approximately $81.37 and $79.36 per barrel on a LIFO basis at September 30, 2026 and December 31, 2025, respectively. The results as of December 31, 2025 exclude the net impact of a $313.0 million LCM inventory adjustment. At September 30, 2026, the replacement value of inventory exceeded the LIFO carrying value, resulting in the full reversal of the previously recorded LCM inventory reserve. If market prices of our inventory decline to a level below our average cost, we may be required to write down the carrying value of our hydrocarbon inventories to market.
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
Interest Rate Risk
The maximum commitment under our Revolving Credit Facility is $4.0 billion. Borrowings under the Revolving Credit Facility bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Term SOFR plus the Applicable Margin, all as defined in the Revolving Credit Agreement. At September 30, 2026, we had no outstanding balance in variable interest debt. If this facility were fully drawn, a 1.0% change in the interest rate would increase or decrease our interest expense by approximately $28.8 million annually.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted evaluations, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of September 30, 2026. Based upon these evaluations, as required by Exchange Act Rule 13a-15(b), the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
On November 24, 2022, the Martinez refinery experienced a catalyst release. An investigation is being conducted by the Department of Justice (“DOJ”), the United States Attorney’s Office (“USAO”), and the EPA. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
In connection with the Martinez refinery fire, investigations are being conducted by various regulatory agencies, including the California Department of Industrial Relations - the Division of Occupational Safety and Health, the Bay Area Air District (“BAAD”), the Contra Costa County, the DOJ, the USAO, and the EPA. There are uncertainties around these inquiries and investigations and potential results and consequences, including whether any financial penalties will be assessed or changes to the operations of the Martinez refinery will result therefrom. To date, the BAAD has issued a total of twenty-two (22) NOVs relating to the Martinez refinery fire. At this time, the potential liabilities, including regulatory penalties, arising from the incident are unknown, and the full financial impact of this incident cannot reasonably be estimated.
On February 17, 2017, in Arnold Goldstein, et al. v. Exxon Mobil Corporation, et al., we and PBF LLC, PBF Western Region, Torrance Refining and the manager of our Torrance refinery along with Exxon Mobil Corporation (“ExxonMobil”) were named as defendants in a putative class action filed in the Superior Court of California, County of Los Angeles, alleging negligence, nuisance, trespass, and strict liability claims arising from a February 18, 2015 electrostatic precipitator (“ESP”) explosion at the Torrance refinery, which at the time was owned and operated by ExxonMobil, and subsequent operations by Torrance Refining after the acquisition of the Torrance refinery in July 2016. To the extent the claims relate to the ESP explosion, ExxonMobil retained responsibility for any resulting liabilities pursuant to the agreement relating to the acquisition of the Torrance refinery. On July 2, 2018, the Court granted leave for plaintiffs to file a second amended complaint alleging groundwater contamination and added an additional plaintiff, Youssef. On October 15, 2019, the Court granted certification of two limited classes of with Youssef as the sole class representative and named plaintiff, related to trespass claims for ground contamination (“Ground Subclass”) and nuisance for air emissions (“Air Subclass”). On May 5, 2021, the Court granted leave for plaintiffs to a third amended complaint to substitute Navarro for Youssef. On July 5, 2022, the Court issued a final order ruling that plaintiffs’ motion to substitute Navarro as class Representative was denied and decertifying both of plaintiffs’ proposed Air and Ground Subclasses. The order provided that the case will proceed with Navarro as the sole plaintiff. On October 30, 2023, plaintiff appealed the Court’s ruling to the Ninth Circuit. On April 15, 2025, the Ninth Circuit issued a ruling that reversed the Court’s dismissal of the individual trespass claim and vacated the decertification of the Ground Subclass. The Ninth Circuit, however, affirmed the Court’s grant of summary judgment as to plaintiff’s individual nuisance claims and decertification of the Air Subclass. On August 12, 2025, the Ninth Circuit remanded the case back to the Court regarding the trespass claim and Ground Subclass decertification for reconsideration. On March 23, 2026, the Court agreed that further briefing is required regarding class representative substitution and renewed class certification for the Ground Subclass. On June 30, 2026, plaintiff filed a fifth amended complaint. On July 24, 2026, we filed a motion to strike portions of the complaint. On August 3, 2026, plaintiff filed its opposition to our motion. On August 10, 2026, we filed our reply to plaintiff’s opposition. On October 6, 2026, the Court granted our motion and ordered plaintiff to file a corrected fifth amended complaint with the stricken portions omitted, which they filed on October 19, 2026. We filed our answer to the fifth amended complaint on November 2, 2026. We intend to continue to defend this matter vigorously. Based on information currently available, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our financial position, results of operations, or cash flows.
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

Item 1A. Risk Factors
The following risk factors supplement and/or update the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025:
The accounting method for the 2032 Exchangeable Notes could adversely affect PBF Energy’s and the issuers’ financial condition and consolidated financial results.
The accounting method for reflecting the 2032 Exchangeable Notes on our Condensed Consolidated Balance Sheets, recognizing amortized interest expense, and reflecting the underlying shares of common stock in diluted earnings per share could adversely affect our reported earnings, financial condition, and liquidity.
In accordance with GAAP, the 2032 Exchangeable Notes are reflected as a liability on our Condensed Consolidated Balance Sheets, with an initial carrying amount equal to the principal amount of the 2032 Exchangeable Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, and amortized into interest expense over the term of the 2032 Exchangeable Notes. As a result of this amortization, the interest expense recognized for accounting purposes will be greater than the cash interest payments on the 2032 Exchangeable Notes, which will result in lower reported income.
Furthermore, if any of the conditions to the exchangeability of the 2032 Exchangeable Notes are satisfied, then we (and the issuers) may be required under GAAP to reclassify the liability carrying value of the 2032 Exchangeable Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders exchange their 2032 Exchangeable Notes, and could materially reduce our (and the issuers’) reported consolidated working capital.
We are subject to risks related to the capped call transactions.
In connection with the pricing of the 2032 Exchangeable Notes, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation (together with PBF Holding, the “Issuers”) and PBF Energy entered into capped call transactions with certain of the initial purchasers of the 2032 Exchangeable Notes or their respective affiliates and certain other financial institutions (the “Option Counterparties”). The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2032 Exchangeable Notes, the number of shares of PBF Energy’s Class A common stock initially underlying the 2032 Exchangeable Notes, and are intended generally to reduce potential dilution to the PBF Energy’s Class A common stock upon exchange of the 2032 Exchangeable Notes and/or offset certain cash payments the Issuers may be required to make in excess of the principal amount of exchanged 2032 Exchangeable Notes, in each case subject to a cap.
The Option Counterparties are, or are affiliates of, financial institutions, and we are subject to the risk that they might default under the capped call transactions. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an Option Counterparty becomes subject to insolvency proceedings, then we would become unsecured creditors in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors, and can provide no assurances as to the financial stability or viability of the Option Counterparties.
In addition, upon a default by an Option Counterparty, PBF Energy may suffer adverse tax consequences and there may be more dilution than currently anticipated with respect to its Class A common stock.

The capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if the terms of the capped call transactions are adjusted as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.
In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to PBF Energy’s Class A common stock and/or purchasing or selling PBF Energy’s Class A common stock in secondary market transactions prior to the maturity of the 2032 Exchangeable Notes (and are likely to do so (x) during any observation period related to an exchange of 2032 Exchangeable Notes, following any redemption of 2032 Exchangeable Notes by the Issuers or following any repurchase of 2032 Exchangeable Notes by the Issuers in connection with any fundamental change and (y) following any repurchase of the 2032 Exchangeable Notes by the Issuers other than in connection with any such redemption or any fundamental change if the Issuers elect to unwind a corresponding portion of the capped call transactions in connection with such repurchase). This activity could cause or avoid an increase or a decrease in the market price of PBF Energy’s Class A common stock.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description

22.1*	List of Guarantor Subsidiaries.

4.1	Indenture dated as of September 17, 2026, among PBF Holding Company LLC, PBF Finance Corporation, PBF Energy Inc., the guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 of PBF Energy Inc.’s Current Report on Form 8-K dated September 17, 2026 (File No. 001-35764)).

4.2	Form of 0% Exchangeable Senior Note due 2032 (incorporated by reference to Exhibit 4.2 of PBF Energy Inc.’s Current Report on Form 8-K dated September 17, 2026 (File No. 001-35764)).

10.1	Registration Rights Agreement dated September 17, 2026, among PBF Holding Company LLC, PBF Finance Corporation, PBF Energy Inc., and the Representative named therein (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K dated September 17, 2026 (File No. 001-35764)).

10.2	Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.2 of PBF Energy Inc.’s Current Report on Form 8-K dated September 17, 2026 (File No. 001-35764)).

10.3	Amended and Restated Senior Secured Revolving Credit Agreement, dated September 30, 2026 (incorporated by reference to Exhibit 10.1 of PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2026 (File No. 001-35764)).

31.1*	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Joseph Marino, Chief Financial Officer of PBF Holding Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Matthew C. Lucey, Chief Executive Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Joseph Marino, Chief Financial Officer of PBF Holding Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
 ——————————

*	Filed herewith.
(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, PBF Holding has omitted from the foregoing list of exhibits, and hereby agrees to furnish to the SEC upon its request, copies of certain instruments, each relating to long-term debt not exceeding ten percent of the total assets of PBF Holding and its subsidiaries on a consolidated basis.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Holding Company LLC

Date:	November 3, 2026	By:	/s/ Joseph Marino
Joseph Marino Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

PBF Finance Corporation

Date:	November 3, 2026	By:	/s/ Joseph Marino
Joseph Marino Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)